Form 10-Q
period 2012-09-30
IRON MOUNTAIN INC
filed 2012-11-02
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

        Number of shares of the registrant's Common Stock outstanding as of October 23, 2012: 172,515,017

IRON MOUNTAIN INCORPORATED

Index

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2011	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$179,845	$334,583
Restricted cash	35,110	36,612
Accounts receivable (less allowances of $23,277 and $25,267 as of December 31, 2011 and September 30, 2012, respectively)	543,467	576,500
Deferred income taxes	43,235	4,393
Prepaid expenses and other	105,537	113,896
Assets of discontinued operations	7,256	—

Total Current Assets	914,450	1,065,984
Property, Plant and Equipment:
Property, plant and equipment	4,232,594	4,358,067
Less—Accumulated depreciation	(1,825,511)	(1,947,943)

Property, Plant and Equipment, net	2,407,083	2,410,124
Other Assets, net:
Goodwill	2,254,268	2,336,099
Customer relationships and acquisition costs	410,149	443,418
Deferred financing costs	35,798	45,424
Other	19,510	26,526

Total Other Assets, net	2,719,725	2,851,467

Total Assets	$6,041,258	$6,327,575

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$73,320	$71,380
Accounts payable	156,381	124,762
Accrued expenses	418,831	379,710
Deferred revenue	197,181	196,763
Liabilities of discontinued operations	3,317	—

Total Current Liabilities	849,030	772,615
Long-term Debt, net of current portion	3,280,268	3,668,047
Other Long-term Liabilities	53,169	55,043
Deferred Rent	97,177	97,891
Deferred Income Taxes	507,358	434,854
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 172,140,966 shares and 172,133,147 shares as of December 31, 2011 and September 30, 2012, respectively)	1,721	1,721
Additional paid-in capital	343,603	354,079
Retained earnings	902,567	913,139
Accumulated other comprehensive items, net	(2,203)	18,270

Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,287,209

Noncontrolling Interests	8,568	11,916

Total Equity	1,254,256	1,299,125

Total Liabilities and Equity	$6,041,258	$6,327,575

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2011	2012
Revenues:
Storage rental	$427,321	$434,665
Service	340,985	313,460

Total Revenues	768,306	748,125
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	306,361	310,344
Selling, general and administrative	209,003	204,498
Depreciation and amortization	76,904	80,944
Intangible impairments	42,500	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,661)	(1,627)

Total Operating Expenses	633,107	594,159
Operating Income (Loss)	135,199	153,966
Interest Expense, Net (includes Interest Income of $614 and $596 for the three months ended September 30, 2011 and 2012, respectively)	50,047	61,381
Other Expense (Income), Net	16,631	7,746

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	68,521	84,839
Provision (Benefit) for Income Taxes	18,127	31,120

Income (Loss) from Continuing Operations	50,394	53,719
Income (Loss) from Discontinued Operations, Net of Tax	(19,380)	32
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	6,911	—

Net Income (Loss)	37,925	53,751
Less: Net Income (Loss) Attributable to Noncontrolling Interests	587	942

Net Income (Loss) Attributable to Iron Mountain Incorporated	$37,338	$52,809

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.26	$0.31

Total Income (Loss) from Discontinued Operations	$(0.06)	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.19	$0.31

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.26	$0.31

Total Income (Loss) from Discontinued Operations	$(0.06)	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.19	$0.31

Weighted Average Common Shares Outstanding—Basic	195,610	171,776

Weighted Average Common Shares Outstanding—Diluted	196,717	173,047

Dividends Declared per Common Share	$0.2500	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Revenues:
Storage rental	$1,262,172	$1,293,442
Service	1,010,694	953,346

Total Revenues	2,272,866	2,246,788
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	929,893	938,702
Selling, general and administrative	645,147	618,673
Depreciation and amortization	235,935	236,462
Intangible impairments	42,500	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,345)	(1,515)

Total Operating Expenses	1,851,130	1,792,322
Operating Income (Loss)	421,736	454,466
Interest Expense, Net (includes Interest Income of $1,658 and $1,951 for the nine months ended September 30, 2011 and 2012, respectively)	147,269	178,381
Other Expense (Income), Net	10,294	14,508

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	264,173	261,577
Provision (Benefit) for Income Taxes	65,143	105,344

Income (Loss) from Continuing Operations	199,030	156,233
Income (Loss) from Discontinued Operations, Net of Tax	(33,699)	(5,700)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	200,260	(1,885)

Net Income (Loss)	365,591	148,648
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,109	2,434

Net Income (Loss) Attributable to Iron Mountain Incorporated	$363,482	$146,214

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.00	$0.91

Total Income (Loss) from Discontinued Operations	$0.84	$(0.04)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.83	$0.85

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.99	$0.91

Total Income (Loss) from Discontinued Operations	$0.83	$(0.04)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.81	$0.85

Weighted Average Common Shares Outstanding—Basic	199,164	171,464

Weighted Average Common Shares Outstanding—Diluted	200,427	172,500

Dividends Declared per Common Share	$0.6875	$0.7900

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2012
Net Income (Loss)	$37,925	$53,751
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(66,288)	20,095

Total Other Comprehensive (Loss) Income	(66,288)	20,095

Comprehensive (Loss) Income	(28,363)	73,846
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(452)	1,482

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(27,911)	$72,364

	Nine Months Ended September 30,
	2011	2012
Net Income (Loss)	$365,591	$148,648
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(24,814)	21,197

Total Other Comprehensive (Loss) Income	(24,814)	21,197

Comprehensive Income (Loss)	340,777	169,845
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,225	3,158

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$339,552	$166,687

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2010	$1,952,865	200,064,066	$2,001	$1,228,655	$685,310	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $578	94,486	3,753,404	37	94,449	—	—	—
Stock repurchases	(548,455)	(17,201,540)	(172)	(548,283)	—	—	—
Parent cash dividends declared	(135,102)	—	—	—	(135,102)	—	—
Currency translation adjustment	(24,814)	—	—	—	—	(23,930)	(884)
Net income (loss)	365,591	—	—	—	363,482	—	2,109
Noncontrolling interests equity contributions	217	—	—	—	—	—	217
Noncontrolling interests dividends	(1,484)	—	—	—	—	—	(1,484)

Balance, September 30, 2011	$1,703,304	186,615,930	$1,866	$774,821	$913,690	$5,552	$7,375

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $309	45,164	1,095,330	11	45,153	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(135,642)	—	—	—	(135,642)	—	—
Currency translation adjustment	21,197	—	—	—	—	20,473	724
Net income (loss)	148,648	—	—	—	146,214	—	2,434
Noncontrolling interests equity contributions	336	—	—	—	—	—	336
Noncontrolling interests dividends	(1,146)	—	—	—	—	—	(1,146)
Parent purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, September 30, 2012	$1,299,125	172,133,147	$1,721	$354,079	$913,139	$18,270	$11,916

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash Flows from Operating Activities:
Net income (loss)	$365,591	$148,648
Loss (Income) from discontinued operations	33,699	5,700
(Gain) Loss on sale of discontinued operations	(200,260)	1,885
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	214,973	210,248
Amortization (includes deferred financing costs and bond discount of $4,520 and $5,121, for the nine months ended September 30, 2011 and 2012, respectively)	25,482	31,335
Intangible impairments	42,500	—
Stock-based compensation expense	12,442	20,799
Provision (Benefit) for deferred income taxes	14,095	(43,254)
Loss on early extinguishment of debt, net	993	10,628
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,345)	(1,515)
Foreign currency transactions and other, net	11,294	9,163
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(18,336)	(22,379)
Prepaid expenses and other	(3,784)	(18,473)
Accounts payable	1,710	(12,618)
Accrued expenses and deferred revenue	(42,269)	(29,321)
Other assets and long-term liabilities	(4,635)	807

Cash Flows from Operating Activities-Continuing Operations	451,150	311,653
Cash Flows from Operating Activities-Discontinued Operations	(40,192)	(10,916)

Cash Flows from Operating Activities	410,958	300,737
Cash Flows from Investing Activities:
Capital expenditures	(148,099)	(165,462)
Cash paid for acquisitions, net of cash acquired	(75,172)	(106,221)
Investment in restricted cash	(4)	(1,502)
Additions to customer relationship and acquisition costs	(16,869)	(13,377)
Investment in joint ventures	(335)	(2,330)
Proceeds from sales of property and equipment and other, net	4,144	1,731

Cash Flows from Investing Activities-Continuing Operations	(236,335)	(287,161)
Cash Flows from Investing Activities-Discontinued Operations	371,103	(6,136)

Cash Flows from Investing Activities	134,768	(293,297)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,940,741)	(2,803,476)
Proceeds from revolving credit and term loan facilities and other debt	2,057,835	2,637,534
Early retirement of senior subordinated notes	(231,255)	(525,834)
Net proceeds from sales of senior subordinated notes	394,000	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	531	416
Stock repurchases	(548,455)	(38,052)
Parent cash dividends	(125,739)	(132,307)
Proceeds from exercise of stock options and employee stock purchase plan	81,887	22,328
Excess tax benefits from stock-based compensation	578	309
Payment of debt financing costs	(8,860)	(2,179)

Cash Flows from Financing Activities-Continuing Operations	(320,219)	143,739
Cash Flows from Financing Activities-Discontinued Operations	(415)	(39)

Cash Flows from Financing Activities	(320,634)	143,700
Effect of Exchange Rates on Cash and Cash Equivalents	(2,906)	3,598

Increase (Decrease) in Cash and Cash Equivalents	222,186	154,738
Cash and Cash Equivalents, Beginning of Period	258,693	179,845

Cash and Cash Equivalents, End of Period	$480,879	$334,583

Supplemental Information:
Cash Paid for Interest	$162,426	$175,478

Cash Paid for Income Taxes	$124,680	$151,906

Non-Cash Investing and Financing Activities:
Capital Leases	$25,062	$31,715

Accrued Capital Expenditures	$20,141	$18,081

Dividends Payable	$46,877	$46,515

Unsettled Purchases of Parent Common Stock	$10,852	$—

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

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). Also, on April 27, 2012, we sold our records management business in Italy (the "Italian Business"). The financial position, operating results and cash flows of the Digital Business, the New Zealand Business and the Italian Business, including the gain on the sale of the Digital Business and the New Zealand Business and the loss on the sale of the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 for a further discussion of these events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,110 and $36,612 as of December 31, 2011 and September 30, 2012, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit agreement and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $15,624 and $14,381 for the three and nine months ended September 30, 2011, respectively. The total gain or loss on foreign currency transactions amounted to a net gain of $1,131 and a net loss of $8,055 for the three and nine months ended September 30, 2012, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2011 and noted no impairment of goodwill. However, as a result of an interim triggering event as discussed below, we recorded a provisional goodwill impairment charge in the third quarter of 2011 associated with our Western European operations that was finalized in the fourth quarter of 2011. As of December 31, 2011 and September 30, 2012, no factors were identified that would alter our October 1, 2011 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform future goodwill impairment analyses on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 10. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceeded their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46,500 included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011 (of which $42,500 was recorded and included in the third quarter of 2011). See Note 10 for the portion of the charge allocated to the Italian Business based on a relative fair value basis.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures (which includes India, our various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")). As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748,879, $306,150, $46,439, $63,781, $27,322 and $61,697 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of December 31, 2011 and September 30, 2012. Our North America, Latin America and Australia reporting units had estimated fair values as of October 1, 2011 that exceeded their carrying values by greater than 40%. As of September 30, 2012, the carrying value of goodwill, net amounted to $1,762,399, $315,472, $45,787, $82,330, $67,386 and $62,725 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2012 is as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2011	$2,010,241	$564,044	$2,574,285
Deductible goodwill acquired during the year	5,118	—	5,118
Non-deductible goodwill acquired during the year	—	58,613	58,613
Currency effects	8,839	10,009	18,848

Gross Balance as of September 30, 2012	$2,024,198	$632,666	$2,656,864

Accumulated Amortization Balance as of December 31, 2011	$261,362	$58,655	$320,017
Currency effects	437	311	748

Accumulated Amortization Balance as of September 30, 2012	$261,799	$58,966	$320,765

Net Balance as of December 31, 2011	$1,748,879	$505,389	$2,254,268

Net Balance as of September 30, 2012	$1,762,399	$573,700	$2,336,099

Accumulated Goodwill Impairment Balance as of December 31, 2011	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of September 30, 2012	$85,909	$46,500	$132,409

        The components of our amortizable intangible assets as of September 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$661,039	$(217,621)	$443,418
Core Technology(1)	3,682	(2,832)	850
Trademarks and Non-Compete Agreements(1)	5,926	(2,744)	3,182
Deferred Financing Costs	63,538	(18,114)	45,424

Total	$734,185	$(241,311)	$492,874

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $8,752 and $25,482 for the three and nine months ended September 30, 2011, respectively. Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $12,128 and $31,335 for the three and nine months ended September 30, 2012, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 was $4,403, ($2,479 after tax or $0.01 per basic and diluted share) and $12,702, including $260 in discontinued operations, ($5,213 after tax or $0.03 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2012 was $4,682 ($3,836 after tax or $0.02 per basic and diluted share) and $20,799 ($15,744 after tax or $0.09 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cost of sales (excluding depreciation and amortization)	$240	$329	$560	$846
Selling, general and administrative expenses	4,163	4,353	11,882	19,953

Total stock-based compensation	$4,403	$4,682	$12,442	$20,799

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $578 and $309 for the nine months ended September 30, 2011 and 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is sooner terminated. Certain of the options we issue become exercisable ratably over a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

period of ten years and have a contractual life of 12 years, unless the holder's employment is sooner terminated. As of September 30, 2012, ten-year vesting options represent 8.2% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is sooner terminated. As of September 30, 2012, three-year vesting options represent 12.8% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the nine months ended September 30, 2011 and 2012 was $7.43 and $7.00 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Nine Months Ended September 30,
Weighted Average Assumptions	2011	2012
Expected volatility	33.4%	33.8%
Risk-free interest rate	2.46%	1.24%
Expected dividend yield	3%	3%
Expected life	6.3 years	6.3 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2011	7,118,458	$25.73
Granted	21,472	28.86
Exercised	(899,781)	23.62
Forfeited	(196,688)	25.69
Expired	(34,538)	32.57

Outstanding at September 30, 2012	6,008,923	$26.02	6.02	$49,391

Options exercisable at September 30, 2012	3,891,146	$25.93	5.24	$32,472

Options expected to vest	1,973,781	$26.20	7.46	$15,749

        The following table provides the aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Aggregate intrinsic value of stock options exercised	$7,869	$4,440	$36,778	$7,812

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three to five year vesting period. As a result of an amendment to our RSUs approved by our Compensation Committee of our Board of Directors in October 2012, all RSUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $8 and $42 of cash dividends on RSUs during the three and nine months ended September 30, 2012, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSUs activity for the nine months ended September 30, 2012 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	610,951	$27.45
Granted	812,104	28.14
Vested	(217,282)	27.44
Forfeited	(32,101)	27.25

Non-vested at September 30, 2012	1,173,672	$27.93

        The total fair value of restricted stock vested during the three and nine months ended September 30, 2011 was $0 and $13, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2012 was $0 and $1, respectively. The total fair value of RSUs vested during the three and nine months ended September 30, 2011 was $225 and $687, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2012 was $5,962.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned is determined based on our performance against predefined targets, which for grants of PUs made in 2011 and 2012 were calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned is determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to cliff vesting, three years from the date of the original PU grant. Additionally, employees who are employed through the one-year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (3) a maximum of three years. As a result of an amendment to our PUs approved by our Compensation Committee of our Board of Directors in October 2012, all PUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the vesting date of the associated PU and will be forfeited if the PU does not vest.

        During the nine months ended September 30, 2012, we issued 221,781 PUs. During the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

grant as described above. The total fair value of earned PUs that vested during the nine months ended September 30, 2012 was $3,505. As of September 30, 2012, we expected 106.2% achievement of the predefined revenue and ROIC targets associated with the grants made in 2012.

        A summary of PU activity for the nine months ended September 30, 2012 is as follows:

	PUs Original Awards	PUs Adjustment(1)	Total PUs Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	112,749	—	112,749	$26.94
Granted	221,781	12,012	233,793	26.11
Vested	(124,914)	(5,013)	(129,927)	26.98
Forfeited	(3,381)	—	(3,381)	25.98

Non-vested at September 30, 2012	206,235	6,999	213,234	$26.02

(1)
Represents the additional number of PUs based on either (a) the final performance criteria achievement at the end of the one-year performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the nine months ended September 30, 2011 and 2012, there were 82,267 shares and 88,672 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at September 30, 2012 was 311,089.

        As of September 30, 2012, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $45,174 and is expected to be recognized over a weighted-average period of 2.4 years.

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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Income (Loss) from continuing operations	$50,394	$53,719	$199,030	$156,233

Total income (loss) from discontinued operations (see Note 10)	$(12,469)	$32	$166,561	$(7,585)

Net income (loss) attributable to Iron Mountain Incorporated	$37,338	$52,809	$363,482	$146,214

Weighted-average shares—basic	195,610,000	171,776,000	199,164,000	171,464,000
Effect of dilutive potential stock options	993,683	950,922	1,175,735	808,365
Effect of dilutive potential restricted stock, RSUs and PUs	112,969	320,537	87,149	227,899

Weighted-average shares—diluted	196,716,652	173,047,459	200,426,884	172,500,264

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.26	$0.31	$1.00	$0.91

Total income (loss) from discontinued operations (see Note 10)	$(0.06)	$—	$0.84	$(0.04)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.19	$0.31	$1.83	$0.85

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.26	$0.31	$0.99	$0.91

Total income (loss) from discontinued operations (see Note 10)	$(0.06)	$—	$0.83	$(0.04)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.19	$0.31	$1.81	$0.85

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,810,859	821,862	4,212,799	1,584,179

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  g.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of our financial performance for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  i.
  Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2011 were 26.5% and 24.7%, respectively. Our effective tax rates for the three and nine months ended September 30, 2012 were 36.7% and 40.3%, respectively. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions of $31,935 and $36,150, respectively. This benefit was partially offset by a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, a majority of which was non-deductible for tax purposes. Additionally, to a lesser extent, state income taxes (net of federal tax benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are reconciling items that impact our effective tax rate. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2012 were state income taxes (net of federal tax benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and nine months ended September 30, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 5.6% and 1.2%, respectively.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits that we generate; and (6) our proposed conversion to a real estate investment trust ("REIT"). We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded a reduction of $6,497 and $7,753 for gross interest and penalties for the three

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

and nine months ended September 30, 2011, respectively. We recorded an increase of $922 and $920 for gross interest and penalties for the three and nine months ended September 30, 2012, respectively. We had $2,819 and $3,237 accrued for the payment of interest and penalties as of December 31, 2011 and September 30, 2012, respectively.

        We have not recorded deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on the book over tax outside basis difference because of the complexities of the hypothetical calculation. As of September 30, 2012, we had approximately $86,000 of undistributed earnings within our foreign subsidiaries which approximates the book over tax outside basis difference. We may record deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our proposed REIT conversion, including favorable indications from the U.S. Internal Revenue Service with regard to our REIT private letter ruling requests, finalization of countries to be included in the conversion plan, shareholder approval of certain modifications to our charter and final Board of Director approval of our conversion to a REIT.

        As of September 30, 2012, we have reclassified approximately $36,000 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our consolidated balance sheet related to the depreciation recapture associated with our recharacterization of racking as real estate rather than personal property in conjunction with our potential REIT conversion.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2011 and September 30, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund and six global banks and eight "Triple A" rated money market funds, respectively, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or any one financial institution to a maximum of $75,000. As of December 31, 2011 and September 30, 2012, our cash and cash equivalents and restricted cash balance was $214,955 and $371,195, respectively, including money market funds and time deposits amounting to $181,823 and $352,315, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and September 30, 2012, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at September 30, 2012 Using
Description	Total Carrying Value at September 30, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$192,214	$—		$192,214		$—
Time Deposits(1)	160,101	—		160,101		—
Trading Securities	10,419	10,063	(2)	356	(1)	—
Derivative Assets(3)	4	—		4		—
Derivative Liabilities(3)	5,779	—		5,779		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2012.

  l.    New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 allows, but does not require, entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. We adopted ASU No. 2011-08 as of January 1, 2012. The adoption of ASU No. 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

  n.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2011 and September 30, 2012, respectively.

  o.    Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Foreign currency transaction losses (gains), net	$15,624	$(1,131)	$14,381	$8,055
Debt extinguishment expense, net	—	10,628	993	10,628
Other, net	1,007	(1,751)	(5,080)	(4,175)

	$16,631	$7,746	$10,294	$14,508

  p.    Property, Plant and Equipment

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $1,515 for the nine months ended September 30, 2012 and consisted primarily of approximately $2,700 of gains associated with the sale of leased vehicles in North America, partially offset by approximately $700 of asset write-offs in North America and approximately $500 of asset write-offs associated with our Latin America operations. Consolidated gain on disposal/write-down of property, plant and equipment, net was $2,345 for the nine months ended September 30, 2011 and consisted primarily of: (1) a gain of approximately $3,200 associated with the disposal of a facility in North America; (2) a gain of approximately $1,900 associated with the sale of leased vehicles in North America; partially offset by (3) a loss of approximately $2,300 associated with certain third-party software licenses that were discontinued (including approximately $1,850 associated with our International Business segment and approximately $450 associated with our North American Business segment).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2011 and September 30, 2012, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of September 30, 2012, we had (1) an outstanding forward contract to purchase $197,913 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $75,900 U.S. dollars and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and nine months ended September 30, 2011, there were $68 in net cash receipts and $9,116 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and nine months ended September 30, 2012, there were $4 in net cash receipts and $3,783 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

of December 31, 2011 and September 30, 2012 and their gains and losses for the three and nine months ended September 30, 2011 and 2012:

	Asset Derivatives
	December 31, 2011		September 30, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$2,803	Prepaid expenses and other	$4

Total		$2,803		$4

	Liability Derivatives
	December 31, 2011		September 30, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$435	Accrued expenses	$5,779

Total		$435		$5,779

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2012	2011	2012
Foreign exchange contracts	Other (income) expense, net	$(5,971)	$7,649	$299	$11,927

Total		$(5,971)	$7,649	$299	$11,927

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2011 and 2012, we designated on average 79,889 and 101,556 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $11,271 ($7,057, net of tax) and $3,063 ($1,928, net of tax) for the three and nine months ended September 30, 2011, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange losses of $2,303 ($1,401, net of tax) and $938 ($535, net of tax) for the three and nine months ended September 30, 2012, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of September 30, 2012, cumulative net gains of $12,855, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended September 30, 2012 are not presented due to the insignificant impact that the acquisitions completed in 2012 had on our consolidated results of operations.

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79,000 ($75,000, net of cash acquired). Included in the purchase price is approximately $8,000 being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG), which provides storage rental and records management services, in a stock transaction for a cash purchase price of approximately $21,600. The carrying value of the 15% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $1,700 as of the date of acquisition, and the fair value of such interest on the date of the acquisition of the controlling interest was approximately $2,700. This resulted in a gain being recorded to other income (expense), net of approximately $1,000 in the second quarter of 2012. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the controlling interest purchased by 30%, which represents management's estimate of the control premium paid, in order to derive the fair value of $2,700 for the 15% noncontrolling equity interest which we previously held. We determined the 30% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Swiss entity and other publicly available market data.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2012 through September 30, 2012 is as follows:

Cash Paid (gross of cash acquired)	$112,599
Fair Value of Previously Held Equity Interests	4,265
Fair Value of Noncontrolling Interest	1,000

Total Consideration	117,864
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expense, Deferred Income Taxes and Other	15,067
Property, Plant and Equipment(1)	7,275
Customer Relationship Assets(2)	50,380
Other Assets	5,533
Liabilities Assumed and Deferred Income Taxes(3)	(24,122)

Total Fair Value of Identifiable Net Assets Acquired	54,133

Recorded Goodwill	$63,731

(1)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(2)
The weighted average life of customer relationship assets associated with acquisitions to date in 2012 was 14 years.

(3)
Consists primarily of accounts payable, accrued expenses and deferred income taxes.

        Allocations of the purchase price for acquisitions completed in 2012 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. The purchase price allocations of the 2012 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking), leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt consists of the following:

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$96,000	$96,000	$—	$—
Term Loan Facility(1)	487,500	487,500	468,750	468,750
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	233,115	233,115	242,475	243,384
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	318,025	320,400	—	—
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	171,273	174,698	177,914	184,141
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000	209,000	—	—
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,806	47,607	49,827	55,979
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	328,750	312,352	326,238	331,132
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	422,750	400,000	450,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	313,313	300,000	319,118
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,346	586,438	548,475	609,813
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	—	—	1,000,000	1,002,500
Real Estate Mortgages, Capital Leases and Other(5)	220,773	220,773	225,748	225,748

Total Long-term Debt	3,353,588		3,739,427
Less Current Portion	(73,320)		(71,380)

Long-term Debt, Net of Current Portion	$3,280,268		$3,668,047

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Corporation ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates, which are subject to change based on our consolidated leverage ratio, as of December 31, 2011 and September 30, 2012, respectively).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2011 and September 30, 2012, respectively.

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

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited ("IME"), Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros; (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars; and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be

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

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of September 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility and we had various outstanding letters of credit totaling $2,939. The remaining availability under the Revolving Credit Facility on September 30, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $722,061. The interest rate in effect under the Term Loan Facility was 2.3% as of September 30, 2012. For the three and nine months ended September 30, 2011, we recorded commitment fees and letters of credit fees of $650 and $1,516, respectively, and for the three and nine months ended September 30, 2012, we recorded commitment fees and letters of credit fees of $562 and $1,611, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        In August 2012, we completed an underwritten public offering of $1.0 billion in aggregate principal amount of our 5 3/4% Notes, which were issued at 100% of par. Our net proceeds of $985,000, after paying the underwriters' discounts and commissions, were used to redeem all of our outstanding 6 5/8% Notes and 8 3/4% Notes and to repay existing indebtedness under our Revolving Credit Facility, and the balance will be used for general corporate purposes, including funding a portion of the costs we expect to incur in connection with our proposed conversion to a REIT.

        In August 2012, we redeemed (1) the $320,000 aggregate principal amount outstanding of our 6 5/8% Notes at 100% of par, plus accrued and unpaid interest, and (2) the $200,000 aggregate principal amount outstanding of our 8 3/4% Notes at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10,628 in the third quarter of 2012 related to the early extinguishment of the 6 5/8% Notes and 8 3/4% Notes. This charge consists of the call premium, original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.6 as of December 31, 2011 and September 30, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.5 as of December 31, 2011 and September 30, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.4 as of December 31, 2011 and September 30, 2012, respectively, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2011 and September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$40,000	$106,994	$85,456	$102,133	$—	$334,583
Restricted Cash	36,612	—	—	—	—	36,612
Accounts Receivable	—	353,928	46,605	175,967	—	576,500
Intercompany Receivable	1,094,814	—	6,687	—	(1,101,501)	—
Other Current Assets	52	71,462	5,082	41,693	—	118,289

Total Current Assets	1,171,478	532,384	143,830	319,793	(1,101,501)	1,065,984
Property, Plant and Equipment, Net	1,353	1,451,563	206,764	750,444	—	2,410,124
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,124,875	1,000	4,557	—	(1,130,432)	—
Investment in Subsidiaries	1,927,238	1,663,062	—	—	(3,590,300)	—
Goodwill	—	1,534,476	204,627	596,996	—	2,336,099
Other	40,373	243,079	10,673	221,357	(114)	515,368

Total Other Assets, Net	3,092,486	3,441,617	219,857	818,353	(4,720,846)	2,851,467

Total Assets	$4,265,317	$5,425,564	$570,451	$1,888,590	$(5,822,347)	$6,327,575

Liabilities and Equity
Intercompany Payable	$—	$985,439	$—	$116,062	$(1,101,501)	$—
Current Portion of Long-term Debt	—	52,354	2,761	16,265	—	71,380
Total Other Current Liabilities	106,644	405,428	25,690	163,473	—	701,235
Long-term Debt, Net of Current Portion	2,867,014	518,575	193,947	88,511	—	3,668,047
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,124,424	—	5,008	(1,130,432)	—
Other Long-term Liabilities	3,450	437,865	35,422	111,165	(114)	587,788
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,287,209	1,901,479	312,631	1,376,190	(3,590,300)	1,287,209
Noncontrolling Interests	—	—	—	11,916	—	11,916

Total Equity	1,287,209	1,901,479	312,631	1,388,106	(3,590,300)	1,299,125

Total Liabilities and Equity	$4,265,317	$5,425,564	$570,451	$1,888,590	$(5,822,347)	$6,327,575

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$290,156	$30,368	$106,797	$—	$427,321
Service	—	218,291	29,849	92,845	—	340,985

Total Revenues	—	508,447	60,217	199,642	—	768,306
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	188,831	21,594	95,936	—	306,361
Selling, General and Administrative	12	144,057	8,054	56,880	—	209,003
Depreciation and Amortization	36	48,478	4,496	23,894	—	76,904
Intangible Impairments	—	—	—	42,500	—	42,500
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	—	112	(164)	(1,609)	—	(1,661)

Total Operating Expenses	48	381,478	33,980	217,601	—	633,107

Operating (Loss) Income	(48)	126,969	26,237	(17,959)	—	135,199
Interest Expense (Income), Net	40,374	(19,535)	11,620	17,588	—	50,047
Other (Income) Expense, Net	(21,661)	(2,794)	3	41,083	—	16,631

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(18,761)	149,298	14,614	(76,630)	—	68,521
Provision (Benefit) for Income Taxes	—	17,962	1,466	(1,301)	—	18,127
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(56,099)	85,608	—	—	(29,509)	—

Income (Loss) from Continuing Operations	37,338	45,728	13,148	(75,329)	29,509	50,394
(Loss) Income from Discontinued Operations, Net of Tax	—	(622)	—	(18,758)		(19,380)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	6,911	—	—	—	6,911

Net Income (Loss)	37,338	52,017	13,148	(94,087)	29,509	37,925
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	587	—	587

Net Income (Loss) Attributable to Iron Mountain Incorporated	$37,338	$52,017	$13,148	$(94,674)	$29,509	$37,338

Net Income (Loss)	$37,338	$52,017	$13,148	$(94,087)	$29,509	$37,925
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	7,057	1,856	(20,807)	(54,394)	—	(66,288)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(72,306)	(74,162)	—	—	146,468	—

Total Other Comprehensive (Loss) Income	(65,249)	(72,306)	(20,807)	(54,394)	146,468	(66,288)

Comprehensive (Loss) Income	(27,911)	(20,289)	(7,659)	(148,481)	175,977	(28,363)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(452)	—	(452)

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(27,911)	$(20,289)	$(7,659)	$(148,029)	$175,977	$(27,911)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$289,152	$31,514	$113,999	$—	$434,665
Service	—	192,799	28,257	92,404	—	313,460

Total Revenues	—	481,951	59,771	206,403	—	748,125
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	183,973	23,369	103,002	—	310,344
Selling, General and Administrative	51	143,023	8,337	53,087	—	204,498
Depreciation and Amortization	81	48,496	4,673	27,694	—	80,944
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,259)	(13)	(355)	—	(1,627)

Total Operating Expenses	132	374,233	36,366	183,428	—	594,159

Operating (Loss) Income	(132)	107,718	23,405	22,975	—	153,966
Interest Expense (Income), Net	50,534	(5,442)	11,425	4,864	—	61,381
Other Expense (Income), Net	26,405	(1,610)	(17)	(17,032)	—	7,746

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(77,071)	114,770	11,997	35,143	—	84,839
Provision (Benefit) for Income Taxes	—	25,355	1,969	3,796	—	31,120
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(129,880)	(39,288)	—	—	169,168	—

Income (Loss) from Continuing Operations	52,809	128,703	10,028	31,347	(169,168)	53,719
Income (Loss) from Discontinued Operations, Net of Tax	—	557	—	(525)	—	32
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	—	—	—

Net Income (Loss)	52,809	129,260	10,028	30,822	(169,168)	53,751
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	942	—	942

Net Income (Loss) Attributable to Iron Mountain Incorporated	$52,809	$129,260	$10,028	$29,880	$(169,168)	$52,809

Net Income (Loss)	$52,809	$129,260	$10,028	$30,822	$(169,168)	$53,751
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,402)	(1,235)	9,907	12,825	—	20,095
Equity in Other Comprehensive Income (Loss) of Subsidiaries	20,957	22,192	—	—	(43,149)	—

Total Other Comprehensive Income (Loss)	19,555	20,957	9,907	12,825	(43,149)	20,095

Comprehensive Income (Loss)	72,364	150,217	19,935	43,647	(212,317)	73,846
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,482	—	1,482

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$72,364	$150,217	$19,935	$42,165	$(212,317)	$72,364

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$850,401	$91,738	$320,033	$—	$1,262,172
Service	—	637,891	88,295	284,508	—	1,010,694

Total Revenues	—	1,488,292	180,033	604,541	—	2,272,866
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	568,989	68,596	292,308	—	929,893
Selling, General and Administrative	175	434,189	28,682	182,101	—	645,147
Depreciation and Amortization	112	145,855	14,298	75,670	—	235,935
Intangible Impairments	—	—	—	42,500	—	42,500
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(482)	(362)	(1,501)	—	(2,345)

Total Operating Expenses	287	1,148,551	111,214	591,078	—	1,851,130

Operating (Loss) Income	(287)	339,741	68,819	13,463	—	421,736
Interest Expense (Income), Net	126,424	(62,586)	33,708	49,723	—	147,269
Other Expense (Income), Net	16,775	2,074	289	(8,844)	—	10,294

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(143,486)	400,253	34,822	(27,416)	—	264,173
Provision (Benefit) for Income Taxes	—	49,152	13,882	2,109	—	65,143
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(506,968)	42,323	—	—	464,645	—

Income (Loss) from Continuing Operations	363,482	308,778	20,940	(29,525)	(464,645)	199,030
(Loss) Income from Discontinued Operations, Net of Tax	—	(13,490)	—	(20,209)	—	(33,699)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	200,260	—	—	—	200,260

Net Income (Loss)	363,482	495,548	20,940	(49,734)	(464,645)	365,591
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	2,109	—	2,109

Net Income (Loss) Attributable to Iron Mountain Incorporated	$363,482	$495,548	$20,940	$(51,843)	$(464,645)	$363,482

Net Income (Loss)	$363,482	$495,548	$20,940	$(49,734)	$(464,645)	$365,591
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,928	2,142	(11,978)	(16,906)	—	(24,814)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(25,858)	(28,000)	—	—	53,858	—

Total Other Comprehensive (Loss) Income	(23,930)	(25,858)	(11,978)	(16,906)	53,858	(24,814)

Comprehensive Income (Loss)	339,552	469,690	8,962	(66,640)	(410,787)	340,777
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,225	—	1,225

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$339,552	$469,690	$8,962	$(67,865)	$(410,787)	$339,552

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$865,622	$92,662	$335,158	$—	$1,293,442
Service	—	592,793	86,091	274,462	—	953,346

Total Revenues	—	1,458,415	178,753	609,620	—	2,246,788
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	564,552	72,401	301,749	—	938,702
Selling, General and Administrative	117	425,645	26,374	166,537	—	618,673
Depreciation and Amortization	238	144,127	13,784	78,313	—	236,462
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(2,003)	(36)	524	—	(1,515)

Total Operating Expenses	355	1,132,321	112,523	547,123	—	1,792,322

Operating (Loss) Income	(355)	326,094	66,230	62,497	—	454,466
Interest Expense (Income), Net	144,605	(14,163)	34,179	13,760	—	178,381
Other Expense (Income), Net	25,424	(2,395)	(36)	(8,485)	—	14,508

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(170,384)	342,652	32,087	57,222	—	261,577
Provision (Benefit) for Income Taxes	—	86,255	9,463	9,626	—	105,344
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(316,598)	(64,746)	—	—	381,344	—

Income (Loss) from Continuing Operations	146,214	321,143	22,624	47,596	(381,344)	156,233
Income (Loss) from Discontinued Operations, Net of Tax	—	644	—	(6,344)	—	(5,700)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	146,214	321,787	22,624	39,367	(381,344)	148,648
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,434	—	2,434

Net Income (Loss) Attributable to Iron Mountain Incorporated	$146,214	$321,787	$22,624	$36,933	$(381,344)	$146,214

Net Income (Loss)	$146,214	$321,787	$22,624	$39,367	$(381,344)	$148,648
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(534)	(619)	11,199	11,151	—	21,197
Equity in Other Comprehensive Income (Loss) of Subsidiaries	21,007	21,626	—	—	(42,633)	—

Total Other Comprehensive Income (Loss)	20,473	21,007	11,199	11,151	(42,633)	21,197

Comprehensive Income (Loss)	166,687	342,794	33,823	50,518	(423,977)	169,845
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,158	—	3,158

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$166,687	$342,794	$33,823	$47,360	$(423,977)	$166,687

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(130,955)	$508,891	$21,816	$51,398	$—	$451,150
Cash Flows from Operating Activities—Discontinued Operations	—	(39,417)	—	(775)	—	(40,192)

Cash Flows from Operating Activities	(130,955)	469,474	21,816	50,623	—	410,958
Cash Flows from Investing Activities:
Capital expenditures	—	(82,884)	(7,814)	(57,401)	—	(148,099)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,736)	—	(75,172)
Intercompany loans to subsidiaries	1,322,090	1,594	—	—	(1,323,684)	—
Investment in subsidiaries	(1,228)	(1,228)	—	—	2,456	—
Investment in restricted cash	(4)	—	—	—	—	(4)
Additions to customer relationship and acquisition costs	—	(12,716)	(406)	(3,747)	—	(16,869)
Investment in joint ventures	—	—	—	(335)	—	(335)
Proceeds from sales of property and equipment and other, net	—	313	41	3,790	—	4,144

Cash Flows from Investing Activities—Continuing Operations	1,320,858	(100,299)	(8,237)	(127,429)	(1,321,228)	(236,335)
Cash Flows from Investing Activities—Discontinued Operations	—	371,611	—	(508)	—	371,103

Cash Flows from Investing Activities	1,320,858	271,312	(8,237)	(127,937)	(1,321,228)	134,768
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,447,006)	(37,679)	(59,856)	—	(1,940,741)
Proceeds from revolving credit and term loan facilities and other debt	—	1,918,500	85,932	53,403	—	2,057,835
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Net proceeds from sales of senior subordinated notes	394,000	—	—	—	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	531	—	531
Intercompany loans from parent	—	(1,314,038)	(95,905)	86,259	1,323,684	—
Equity contribution from parent	—	1,228	—	1,228	(2,456)	—
Stock repurchases	(548,455)	—	—	—	—	(548,455)
Parent cash dividends	(125,739)	—	—	—	—	(125,739)
Proceeds from exercise of stock options and employee stock purchase plan	81,887	—	—	—	—	81,887
Excess tax benefits from stock-based compensation	578	—	—	—	—	578
Payment of debt financing costs	(566)	(8,294)	—	—	—	(8,860)

Cash Flows from Financing Activities—Continuing Operations	(825,750)	(849,610)	(47,652)	81,565	1,321,228	(320,219)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(415)	—	(415)

Cash Flows from Financing Activities	(825,750)	(849,610)	(47,652)	81,150	1,321,228	(320,634)
Effect of exchange rates on cash and cash equivalents	—	—	1,516	(4,422)	—	(2,906)

Increase (Decrease) in cash and cash equivalents	364,153	(108,824)	(32,557)	(586)	—	222,186
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$378,062	$12,760	$5,095	$84,962	$—	$480,879

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(139,356)	$357,066	$26,966	$66,977	$—	$311,653
Cash Flows from Operating Activities—Discontinued Operations	—	(8,814)	—	(2,102)	—	(10,916)

Cash Flows from Operating Activities	(139,356)	348,252	26,966	64,875	—	300,737
Cash Flows from Investing Activities:
Capital expenditures	—	(86,249)	(9,014)	(70,199)	—	(165,462)
Cash paid for acquisitions, net of cash acquired	—	(9,218)	—	(97,003)	—	(106,221)
Intercompany loans to subsidiaries	(93,883)	(100,085)	—	—	193,968	—
Investment in subsidiaries	(36,372)	(36,372)	—	—	72,744	—
Investment in restricted cash	(1,502)	—	—	—	—	(1,502)
Additions to customer relationship and acquisition costs	—	(9,582)	(1,566)	(2,229)	—	(13,377)
Investment in joint ventures	(2,330)	—	—	—	—	(2,330)
Proceeds from sales of property and equipment and other, net	—	1,905	5	(179)	—	1,731

Cash Flows from Investing Activities—Continuing Operations	(134,087)	(239,601)	(10,575)	(169,610)	266,712	(287,161)
Cash Flows from Investing Activities—Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	(134,087)	(241,583)	(10,575)	(173,764)	266,712	(293,297)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,735,792)	(2,235)	(65,449)	—	(2,803,476)
Proceeds from revolving credit and term loan facilities and other debt	—	2,599,000	—	38,534	—	2,637,534
Early retirement of senior subordinated notes	(525,834)	—	—	—	—	(525,834)
Net proceeds from sales of senior subordinated notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	416	—	416
Intercompany loans from parent	—	90,745	(503)	103,726	(193,968)	—
Equity contribution from parent	—	36,372	—	36,372	(72,744)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(132,307)	—	—	—	—	(132,307)
Proceeds from exercise of stock options and employee stock purchase plan	22,328	—	—	—	—	22,328
Excess tax benefits from stock-based compensation	309	—	—	—	—	309
Payment of debt finacing costs	(1,429)	(750)	—	—	—	(2,179)

Cash Flows from Financing Activities—Continuing Operations	310,015	(10,425)	(2,738)	113,599	(266,712)	143,739
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	310,015	(10,425)	(2,738)	113,560	(266,712)	143,700
Effect of exchange rates on cash and cash equivalents	—	—	2,896	702	—	3,598

Increase (Decrease) in cash and cash equivalents	36,572	96,244	16,549	5,373	—	154,738
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$40,000	$106,994	$85,456	$102,133	$—	$334,583

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Our reportable operating segments and Corporate are described as follows:

  •
  North American Business—information storage management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records, or DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code.

  •
  International Business—information storage management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and DMS. Our European operations provide Hard Copy, Data Protection and DMS throughout Europe and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Hard Copy, Data Protection, Destruction and DMS throughout Argentina, Brazil, Chile, Mexico and Peru. Our Asia Pacific operations provide Hard Copy, Data Protection, Destruction and DMS throughout Australia, with Hard Copy and Data Protection services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended September 30, 2011
Total Revenues	$567,541	$200,765	$—	$768,306
Depreciation and Amortization	44,643	24,047	8,214	76,904
Depreciation	41,508	20,129	8,178	69,815
Amortization	3,135	3,918	36	7,089
Adjusted OIBDA	253,486	44,686	(44,449)	253,723
Expenditures for Segment Assets	31,671	21,839	1,197	54,707
Capital Expenditures	27,370	20,348	1,197	48,915
Cash Paid for Acquisitions, Net of Cash acquired	—	—	—	—
Additions to Customer Relationship and Acquisition Costs	4,301	1,491	—	5,792
Three Months Ended September 30, 2012
Total Revenues	546,355	201,770	—	748,125
Depreciation and Amortization	46,065	27,296	7,583	80,944
Depreciation	42,898	20,045	7,550	70,493
Amortization	3,167	7,251	33	10,451
Adjusted OIBDA	234,307	47,220	(37,407)	244,120
Expenditures for Segment Assets	32,577	24,227	5,461	62,265
Capital Expenditures	27,783	24,857	5,461	58,101
Cash Paid for Acquisitions, Net of Cash acquired	175	(1,244)	—	(1,069)
Additions to Customer Relationship and Acquisition Costs	4,619	614	—	5,233
Nine Months Ended September 30, 2011
Total Revenues	1,680,352	592,514	—	2,272,866
Depreciation and Amortization	135,688	74,533	25,714	235,935
Depreciation	126,538	62,833	25,602	214,973
Amortization	9,150	11,700	112	20,962
Adjusted OIBDA	723,584	123,013	(133,799)	712,798
Total Assets(1)	4,540,171	1,657,934	199,998	6,398,103
Expenditures for Segment Assets	100,534	129,361	10,245	240,140
Capital Expenditures	81,817	56,037	10,245	148,099
Cash Paid for Acquisitions, Net of Cash acquired	5,436	69,736	—	75,172
Additions to Customer Relationship and Acquisition Costs	13,281	3,588	—	16,869
Nine Months Ended September 30, 2012
Total Revenues	1,650,544	596,244	—	2,246,788
Depreciation and Amortization	135,852	77,066	23,544	236,462
Depreciation	126,429	60,376	23,443	210,248
Amortization	9,423	16,690	101	26,214
Adjusted OIBDA	696,922	133,105	(124,418)	705,609
Total Assets(1)	4,196,539	1,802,862	328,174	6,327,575
Expenditures for Segment Assets	101,845	166,702	16,513	285,060
Capital Expenditures	81,479	67,470	16,513	165,462
Cash Paid for Acquisitions, Net of Cash acquired	9,218	97,003	—	106,221
Additions to Customer Relationship and Acquisition Costs	11,148	2,229	—	13,377

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net and REIT costs directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Adjusted OIBDA	$253,723	$244,120	$712,798	$705,609
Less: Depreciation and Amortization	76,904	80,944	235,935	236,462
Intangible Impairments	42,500	—	42,500	—
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(1,661)	(1,627)	(2,345)	(1,515)
REIT Costs(1)	781	10,837	14,972	16,196
Interest Expense, Net	50,047	61,381	147,269	178,381
Other Expense (Income), Net	16,631	7,746	10,294	14,508

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$68,521	$84,839	$264,173	$261,577

(1)
Includes costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of the Board of Directors and the proposed REIT conversion.

(8) Commitments and Contingencies

a.
Litigation

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $38,000 over the next several years.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

b.
Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff and seeks an unspecified amount of damages. The trial is scheduled to begin on March 4, 2013. As part of the sale of our Digital Business, discussed in Note 10, our Connected and LiveVault products were sold to Autonomy, and Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

c.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain benchmark commercial customers. Over the six years ended September 30, 2012 we billed approximately $51,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011.

        We continue to review this matter and provide the GSA and OIG with information regarding our pricing practices and the proposed pricing adjustment amount to be refunded. The GSA and OIG, however, may not agree with our determination of the refund amount and may request additional pricing adjustments, refunds, civil penalties, up to treble damages and/or interest related to our Schedules.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

d.
State of Massachusetts Assessment

        During the third quarter of 2012, we applied for abatement of assessments from the state of Massachusetts which were received in the second quarter of 2012. The assessments related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. In addition, we are currently under a corporate excise audit by the state of Massachusetts for the 2007 and 2008 tax years. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. The final outcome of this matter may require payment of additional corporate excise tax, which is comprised of two measures, an income tax, which is a component of the provision for income taxes, and a net worth tax, which is an operating charge. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board.

e.
Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have received one customer claim, as well as correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact to our consolidated financial condition, results of operations and cash flows. As discussed at Note 10, we sold our Italian Business on April 27, 2012 and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

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

(9) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of September 30, 2012, we had a remaining amount available for repurchase under our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters (Continued)

share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2011 and in the first nine months of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012

(10) Discontinued Operations

Digital Operations

        On June 2, 2011, IMI completed the sale of the Digital Business to Autonomy pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and, as a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter has been referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Any change in the estimated amount of working capital adjustment will be recorded within gain (loss) on the sale of discontinued operations, net of tax within our consolidated statement of operations. Transaction costs relating to the Digital Sale amounted to $7,387. Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. Also, an estimated tax benefit of $6,734 and tax provision of $45,571 associated with the gain recorded on the Digital Sale was recorded during the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

three and nine months ended September 30, 2011, respectively. A gain on sale of discontinued operations in the amount of $177 ($6,911, inclusive of tax benefit) and $245,831 ($200,260, net of tax) was recorded during the three and nine months ended September 30, 2011, respectively, as a result of the Digital Sale.

        The table below summarizes certain results of operations of the Digital Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011(1)	2012
Total Revenues	$—	$—	$79,199	$—

Loss Before Benefit for Income Taxes of Discontinued Operations	$(1,554)	$(537)	$(21,952)	$(159)
Benefit for Income Taxes	(932)	(1,094)	(8,462)	(803)

(Loss) Income from Discontinued Operations, Net of Tax	$(622)	$557	$(13,490)	$644

Gain on Sale of Discontinued Operations	$177	$—	$245,831	$—
(Benefit) Provision for Income Taxes	(6,734)	—	45,571	—

Gain on Sale of Discontinued Operations, Net of Tax	$6,911	$—	$200,260	$—

Total Income from Discontinued Operations and Sale, Net of Tax	$6,289	$557	$186,770	$644

(1)
The nine months ended September 30, 2011 includes the Digital Business results of operations through June 2, 2011, the date the Digital Sale was consummated.

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and included in loss from discontinued operations amounted to $0 and $2,396 for three and nine months ended September 30, 2011, respectively.

New Zealand Business

        We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10,000. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value, which is included in income (loss) from discontinued operations. Additionally, we recorded a tax benefit of $7,606 during the nine months ended September 30, 2011 associated with the outside tax basis of our New Zealand Business, which is also reflected in income (loss) from discontinued operations. No valuation allowance was provided against this benefit as such amount is recoverable

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

against the capital gain associated with the Digital Sale. For all periods presented, the financial position, operating results and cash flows of the New Zealand Business, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of operations of the New Zealand Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total Revenues	$2,346	$—	$6,489	$—

Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$1	$(88)	$(4,947)	$(88)
Provision (Benefit) for Income Taxes	1,836	—	(7,606)	—

(Loss) Income from Discontinued Operations, Net of Tax	$(1,835)	$(88)	$2,659	$(88)

Italian Business

        We completed the sale of the Italian Business on April 27, 2012. We agreed to indemnify the buyers of the Italian Business for certain possible costs associated with the fire in Italy discussed more fully in Note 8.e. A loss on sale of discontinued operations in the amount of $1,885 was recorded during the nine months ended September 30, 2012 as a result of the sale of the Italian Business. Approximately $383 of cumulative translation adjustment associated with the Italian Business was reclassified from accumulated other comprehensive items, net and reduced the loss on the sale by the same amount. During the three and nine months ended September 30, 2011, we recorded an impairment charge of $17,100 to write down the long-lived assets of the Italian Business to its estimated net realizable value, which is included in loss from discontinued operations. For all periods presented, the financial position, operating results and cash flows of the Italian Business, including the loss on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Italian Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total Revenues	$3,776	$—	$12,397	$2,138

Loss Before Benefit for Income Taxes of Discontinued Operations	$(18,792)	$(437)	$(24,895)	$(6,823)
Benefit for Income Taxes	(1,869)	—	(2,027)	(567)

Loss from Discontinued Operations, Net of Tax	$(16,923)	$(437)	$(22,868)	$(6,256)

Loss on Sale of Discontinued Operations	$—	$—	$—	$(1,885)
Provision for Income Taxes	—	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$—	$—	$—	$(1,885)

Total Loss from Discontinued Operations and Sale, Net of Tax	$(16,923)	$(437)	$(22,868)	$(8,141)

(11) Subsequent Events

        On October 11, 2012, we announced the declaration by our Board of Directors of a special dividend of $700,000 (the "Special Dividend") on our shares of common stock, payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a distribution to stockholders of a portion of our accumulated earnings and profits, is expected to be paid in a combination of common stock and cash. The Special Dividend is payable on November 21, 2012 (the "Distribution Date") to stockholders as of the Record Date. Stockholders have the right to elect, by 5:00 pm eastern time on November 14, 2012, to be paid their pro rata portion of the Special Dividend in all common stock or cash; provided, however, that the total amount of cash payable to all stockholders associated with the Special Dividend will be limited to a maximum of $140,000 (excluding cash paid in lieu of fractional shares), with the balance of the Special Dividend payable in the form of common stock. Our shares of common stock will be valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, and as such, we do not know the number of shares of common stock we will issue in the Special Dividend. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for (1) the three and nine months ended September 30, 2012, included herein, and (2) the year ended December 31, 2011, included in our Annual Report on Form 10-K filed on February 28, 2012 ("Annual Report").

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2012, and (4) estimated range of tax payments and other costs in 2012 in connection with our proposed conversion to a real estate investment trust. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (6) the cost or potential liabilities associated with real estate necessary for our business; (7) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (8) changes in the political and economic environments in the countries in which our international subsidiaries operate; (9) with regard to our estimated tax and other REIT-conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the private letter rulings, changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors; (10) claims that our technology violates the intellectual property rights of a third party; (11) the cost of our debt; (12) the impact of alternative, more attractive investments on dividend; (13) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (14) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net and costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of the Board of Directors (the "Special Committee") and the proposed REIT conversion ("REIT Costs"). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; (5) cumulative effect of change in accounting principle; (6) income (loss) from discontinued operations, net of tax; (7) gain (loss) on sale of discontinued operations, net of tax; and (8) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Adjusted OIBDA to Operating Income, Income from Continuing Operations and Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Adjusted OIBDA	$253,723	$244,120	$712,798	$705,609
Less: Depreciation and Amortization	76,904	80,944	235,935	236,462
Intangible Impairments	42,500	—	42,500	—
Gain on disposal/write-down of Property, Plant and Equipment, net	(1,661)	(1,627)	(2,345)	(1,515)
REIT Costs(1)	781	10,837	14,972	16,196

Operating Income	135,199	153,966	421,736	454,466
Less: Interest Expense, Net	50,047	61,381	147,269	178,381
Other Expense, Net	16,631	7,746	10,294	14,508
Provision for Income Taxes	18,127	31,120	65,143	105,344

Income from Continuing Operations	50,394	53,719	199,030	156,233
(Loss) Income from Discontinued Operations, Net of Tax	(19,380)	32	(33,699)	(5,700)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	6,911	—	200,260	(1,885)
Net Income Attributable to Noncontrolling interests	587	942	2,109	2,434

Net Income Attributable to Iron Mountain Incorporated	$37,338	$52,809	$363,482	$146,214

(1)
Includes costs associated with our 2011 proxy contest, the work of the Special Committee and the proposed REIT conversion.

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on the disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; and (5) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to investors when comparing our results from past, present and future periods.

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Adjusted EPS—Fully Diluted from Continuing Operations	$0.40	$0.34	$1.01	$0.99
Less: Gain on disposal/write-down of property, plant and equipment, net	(0.01)	(0.01)	(0.01)	(0.01)
Intangible Impairments	0.22	—	0.21	—
Other Expense, net	0.08	0.04	0.05	0.08
REIT Costs	—	0.06	0.07	0.09
Tax impact of reconciling items and discrete tax items	(0.15)	(0.06)	(0.30)	(0.08)

Reported EPS—Fully Diluted from Continuing Operations	$0.26	$0.31	$0.99	$0.91

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

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for

Impairment. ASU No. 2011-08 allows, but does not require, entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. We adopted ASU No. 2011-08 as of January 1, 2012. The adoption of ASU No. 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine months ended September 30, 2012 within each section. Trends and changes that are consistent within the three and nine months are not repeated and are discussed on a year-to-date basis.

Potential Real Estate Investment Trust ("REIT") Conversion

        On June 5, 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic and after the unanimous recommendation of the Special Committee, unanimously approved a plan for IMI to pursue conversion (the "Conversion Plan") to a REIT. We have begun implementation of the Conversion Plan and we intend to make a tax election for REIT status no sooner than our taxable year beginning January 1, 2014. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, if, as a calendar year taxpayer, we are unable to convert to a REIT by January 1, 2014, the next possible conversion date would be January 1, 2015.

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

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $100.0 million to $150.0 million. Of these amounts, approximately $35.0 million to $40.0 million is expected to be incurred in 2012, inclusive of approximately $10.0 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $5.0 million to $10.0 million in annual compliance costs in future years. We may also incur costs and record non-cash charges in connection with certain potential modifications to our employee equity compensation plans associated with our conversion to a REIT.

        The Conversion Plan currently includes submitting requests for private letter rulings ("PLR") to the U.S. Internal Revenue Service (the "IRS"). Our PLR requests have multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including the characterization of our racking assets as real estate. We submitted our PLR requests to the IRS during the third quarter of 2012, but the IRS may not provide a favorable response to our PLR requests until 2013 or at all.

Discontinued Operations

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among Iron Mountain Incorporated ("IMI"), certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). Also, on April 27, 2012, we sold our records management business in Italy (the "Italian Business"). The financial position, operating results and cash flows of the Digital Business, the New Zealand Business and the Italian Business, including the gain on the sale of the Digital Business and the New Zealand Business and the loss on the sale of the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 to Notes to Consolidated Financial Statements.

Goodwill Impairment

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"), (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe") and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform future goodwill impairment analyses on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 10 to Notes to Consolidated Financial Statements. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceeded their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011 (of which $42.5 million was recorded and included in the third quarter of 2011). See Note 10 to Notes to Consolidated Financial Statements for the portion of the charge allocated to the Italian Business based on a relative fair value basis.

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of our financial performance, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). A by-product of our secure shredding and destruction services is the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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
	2011	2012
British pound sterling	$1.611	$1.581	(1.9)%
Canadian dollar	$1.022	$1.005	(1.7)%
Euro	$1.414	$1.252	(11.5)%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.615	$1.578	(2.3)%
Canadian dollar	$1.023	$0.998	(2.4)%
Euro	$1.407	$1.283	(8.8)%

Results of Operations

        Comparison of Three and Nine Months Ended September 30, 2012 to Three and Nine Months Ended September 30, 2011 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$768,306	$748,125	$(20,181)	(2.6)%
Operating Expenses(1)	633,107	594,159	(38,948)	(6.2)%

Operating Income	135,199	153,966	18,767	13.9%
Other Expenses, Net	84,805	100,247	15,442	18.2%

Income from Continuing Operations(1)	50,394	53,719	3,325	6.6%
(Loss) Income from Discontinued Operations, Net of Tax	(19,380)	32	19,412	100.2%
Gain on Sale of Discontinued Operations, Net of Tax	6,911	—	(6,911)	(100.0)%

Net Income	37,925	53,751	15,826	41.7%
Net Income Attributable to Noncontrolling Interests	587	942	355	(60.5)%

Net Income Attributable to Iron Mountain Incorporated	$37,338	$52,809	$15,471	41.4%

Adjusted OIBDA(2)	$253,723	$244,120	$(9,603)	(3.8)%

Adjusted OIBDA Margin(2)	33.0%	32.6%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$2,272,866	$2,246,788	$(26,078)	(1.1)%
Operating Expenses(1)	1,851,130	1,792,322	(58,808)	(3.2)%

Operating Income	421,736	454,466	32,730	7.8%
Other Expenses, Net	222,706	298,233	75,527	33.9%

Income from Continuing Operations(1)	199,030	156,233	(42,797)	(21.5)%
Loss from Discontinued Operations, Net of Tax	(33,699)	(5,700)	27,999	83.1%
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	200,260	(1,885)	(202,145)	(100.9)%

Net Income	365,591	148,648	(216,943)	(59.3)%
Net Income Attributable to Noncontrolling Interests	2,109	2,434	325	(15.4)%

Net Income Attributable to Iron Mountain Incorporated	$363,482	$146,214	$(217,268)	(59.8)%

Adjusted OIBDA(2)	$712,798	$705,609	$(7,189)	(1.0)%

Adjusted OIBDA Margin(2)	31.4%	31.4%

(1)
Includes a $42.5 million non-cash goodwill impairment charge related to our Western Europe reporting unit in the three and nine months ended September 30, 2011. See Note 2.d. to Notes to Consolidated Financial Statements.

(2)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$427,321	$434,665	$7,344	1.7%	3.5%	2.4%
Core Service	242,904	231,877	(11,027)	(4.5)%	(2.5)%	(3.9)%

Total Core Revenue	670,225	666,542	(3,683)	(0.5)%	1.3%	0.1%
Complementary Services	98,081	81,583	(16,498)	(16.8)%	(15.8)%	(17.1)%

Total Revenue	$768,306	$748,125	$(20,181)	(2.6)%	(0.9)%	(2.1)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$1,262,172	$1,293,442	$31,270	2.5%	4.1%	3.0%
Core Service	732,815	711,703	(21,112)	(2.9)%	(1.0)%	(2.2)%

Total Core Revenue	1,994,987	2,005,145	10,158	0.5%	2.3%	1.1%
Complementary Services	277,879	241,643	(36,236)	(13.0)%	(12.0)%	(12.8)%

Total Revenue	$2,272,866	$2,246,788	$(26,078)	(1.1)%	0.5%	(0.6)%

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

        Our consolidated storage rental revenues increased $7.3 million, or 1.7%, to $434.7 million and increased $31.3 million, or 2.5%, to $1,293.4 million for the three and nine months ended September 30, 2012, respectively, from $427.3 million and $1,262.2 million for the three and nine months ended September 30, 2011, respectively. The increase is attributable to internal revenue growth of 2.4% and 3.0% for the three and nine months ended September 30, 2012, respectively. Net acquisition/divestitures contributed 1.3% of the increase in reported storage rental revenues in both the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate by approximately 2.0% and 1.8% for the three and nine months ended September 30, 2012, respectively. Our storage rental internal growth rate in the first nine months of 2012 was driven by sustained storage rental internal growth of 2.0% and 6.2% in our North American and International Business segments, respectively. Global records management net volumes increased by 1.7% over the ending volume at September 30, 2011.

        Consolidated service revenues, consisting of core and complementary services, decreased $27.5 million, or 8.1%, to $313.5 million and decreased $57.3 million, or 5.7%, to $953.3 million for the three and nine months ended September 30, 2012 from $341.0 million and $1,010.7 million for the three and nine months ended September 30, 2011, respectively. Service revenue internal growth was negative 7.8% and negative 5.1% for the three and nine months ended September 30, 2012, respectively. The service revenue internal growth for the three and nine months ended September 30, 2012 was driven by negative complementary service revenue internal growth of 17.1% and 12.8%, respectively, due primarily to the significant decrease in recycled paper prices in the first nine months of 2012 compared to the same prior year period, which resulted in $11.2 million and $27.3 million less of recycled paper revenue for the three and nine months ended September 30, 2012, respectively. This decline was partially offset by strong DMS revenue growth and increased project revenues. Core service internal growth in the three and nine months ended September 30, 2012 was negative 3.9% and negative 2.2%, respectively, due to expected declines in activity-based core services, particularly in North America. Foreign currency exchange rate fluctuations decreased reported service revenues by 2.0% and 1.8% for the three and nine months ended September 30, 2012, respectively, over the same periods in 2011. Offsetting the decrease in reported service revenues were net acquisition/divestitures, which contributed 1.7% and 1.2% to our service revenues in the three and nine months ended September 30, 2012, respectively.

        For the reasons stated above, our consolidated revenues decreased $20.2 million, or 2.6%, to $748.1 million for the three months ended September 30, 2012 and decreased $26.1 million, or 1.1%, to $2,246.8 million for the nine months ended September 30, 2012 from $768.3 million and $2,272.9 million for the three and nine months ended September 30, 2011, respectively. During the quarter ended June 30, 2011, we recorded a $6.0 million reduction to reported revenues related to a pricing adjustment involving a government contract. Internal growth calculations for the three and nine months ended September 30, 2012 exclude this adjustment. Internal revenue growth was negative 2.1% and negative 0.6% for the three and nine months ended September 30, 2012, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and nine months ended September 30, 2012, foreign currency exchange rate fluctuations decreased our consolidated revenues by 2.0% and 1.8%, respectively, primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisition/divestitures, which contributed 1.5% and 1.3% to our consolidated revenues in the three and nine months ended September 30, 2012, respectively.

Internal Growth—Eight-Quarter Trend

	2010	2011				2012
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	2.3%	3.0%	2.8%	3.3%	3.3%	2.9%	3.5%	2.4%
Service Revenue	1.1%	(0.1)%	1.2%	1.8%	(1.4)%	(2.2)%	(5.2)%	(7.8)%
Total Revenue	1.8%	1.6%	2.1%	2.6%	1.2%	0.6%	(0.3)%	(2.1)%

        We expect our consolidated internal revenue growth rate for 2012 to be approximately (1)% to 1%. During the past eight quarters our storage rental internal growth rate has ranged between 2.3% and 3.5%. Storage rental internal growth rates have stabilized over the past eight quarters following a decline driven primarily by the most recent financial crisis. Volume growth in North America has been relatively flat over this period while the average net pricing of the North American portfolio has increased. Within our International Business segment, the more mature markets are generating consistent low-to-mid single-digit growth while the smaller, less mature emerging markets are producing strong double-digit storage rental growth by taking advantage of the first-time outsourcing trends for physical records management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in North America; (2) fluctuations in the price of recycled paper, which increased through the third quarter of 2011 before beginning a sharp decline into the first quarter of 2012 and settling into a level approximately 30% below the 2011 average price; (3) softness in some of our other complementary service lines, such as fulfillment services; and (4) higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$141,462	$152,824	$11,362	8.0%	10.4%	18.4%	20.4%	2.0%
Facilities	105,978	101,574	(4,404)	(4.2)%	(2.2)%	13.8%	13.6%	(0.2)%
Transportation	31,527	30,578	(949)	(3.0)%	(0.6)%	4.1%	4.1%	0.0%
Product Cost of Sales and Other	27,394	25,368	(2,026)	(7.4)%	(4.8)%	3.6%	3.4%	(0.2)%

	$306,361	$310,344	$3,983	1.3%	3.6%	39.9%	41.5%	1.6%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$438,682	$459,884	$21,202	4.8%	7.0%	19.3%	20.5%	1.2%
Facilities	321,203	311,111	(10,092)	(3.1)%	(1.3)%	14.1%	13.8%	(0.3)%
Transportation	94,348	93,632	(716)	(0.8)%	1.2%	4.2%	4.2%	0.0%
Product Cost of Sales and Other	75,660	74,075	(1,585)	(2.1)%	0.4%	3.3%	3.3%	0.0%

	$929,893	$938,702	$8,809	0.9%	3.0%	40.9%	41.8%	0.9%

Labor

        Labor expense increased to 20.5% of consolidated revenues in the nine months ended September 30, 2012 compared to 19.3% in the comparable prior year period. Labor expense for the nine months ended September 30, 2012 increased by 7.0%, on a constant currency basis, compared to the nine months ended September 30, 2011, primarily due to merit increases and the reclassification of certain overhead expenses to cost of sales, as well as a $7.3 million increase in labor costs associated with our recent acquisitions. Labor costs were favorably impacted by 2.4 and 2.2 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Facilities

        Facilities costs decreased to 13.8% of consolidated revenues in the nine months ended September 30, 2012 compared to 14.1% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by $0.7 million to $155.1 million for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to facility consolidations in North America in fiscal year 2011. Other facilities costs decreased by approximately $3.6 million, in constant currency terms, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to reductions in insurance costs and personal property taxes. Facilities costs were favorably impacted by 2.0 and 1.8 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Transportation

        Transportation expenses increased by $1.1 million in constant currency terms during the nine months ended September 30, 2012 compared to the same period in 2011 as a result of a $2.0 million increase in vehicle fuel, repair and lease costs, partially offset by a reduction in third party transportation costs of $0.9 million. Transportation expenses were favorably impacted by 2.4 and 2.0 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the nine months ended September 30, 2012, product cost of sales and other decreased by $1.6 million as compared to the prior year on an actual basis and is correlated to lower project revenues. These costs were favorably impacted by 2.6 and 2.5 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$117,076	$121,635	$4,559	3.9%	5.7%	15.2%	16.3%	1.1%
Sales, Marketing & Account Management	60,597	55,033	(5,564)	(9.2)%	(7.9)%	7.9%	7.4%	(0.5)%
Information Technology	27,800	24,027	(3,773)	(13.6)%	(11.4)%	3.6%	3.2%	(0.4)%
Bad Debt Expense	3,530	3,803	273	7.7%	9.8%	0.5%	0.5%	0.0%

	$209,003	$204,498	$(4,505)	(2.2)%	(0.4)%	27.2%	27.3%	0.1%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$364,950	$367,778	$2,828	0.8%	2.5%	16.1%	16.4%	0.3%
Sales, Marketing & Account Management	187,672	171,371	(16,301)	(8.7)%	(7.3)%	8.3%	7.6%	(0.7)%
Information Technology	84,147	71,475	(12,672)	(15.1)%	(13.4)%	3.7%	3.2%	(0.5)%
Bad Debt Expense	8,378	8,049	(329)	(3.9)%	(2.4)%	0.4%	0.4%	0.0%

	$645,147	$618,673	$(26,474)	(4.1)%	(2.5)%	28.4%	27.5%	(0.9)%

General and Administrative

        General and administrative expenses increased to 16.4% of consolidated revenues during the nine months ended September 30, 2012 compared to 16.1% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $8.9 million during the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily attributable to increased stock-based compensation expense of $6.9 million and a $2.8 million increase associated with our recent acquisitions. These increases were partially offset by the reclassification of certain overhead expenses to cost of sales. Included in general and administrative expenses for the nine months ended September 30, 2012 was $16.2 million of costs related to the Conversion Plan compared to $15.0 million of professional fees associated with our proxy contest in the same prior year period. General and administrative expenses were favorably impacted by 1.8 and 1.7 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.6% of consolidated revenues during the nine months ended September 30, 2012 compared to 8.3% in the same prior year period. In constant currency terms, the decrease of $13.4 million during the nine months ended September 30, 2012 compared to the same period in 2011 is primarily due to a $12.7 million reduction in compensation expenses, primarily associated with a decrease in commissions expense within our North American Business segment, as well as a corresponding decrease in the associated payroll taxes. Sales, marketing and account management expenses were favorably impacted by 1.3 and 1.4 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Information Technology

        In constant currency terms, information technology expenses decreased $11.0 million during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to decreased compensation expenses of $8.0 million, as well as decreased professional fees of $1.7 million. Information technology expenses were favorably impacted by 2.2 and 1.7 percentage points due to currency rate changes during the three and nine months ended September 30, 2012, respectively.

Bad Debt Expense

        Consolidated bad debt expense for the nine months ended September 30, 2012 decreased $0.3 million, or 3.9%, to $8.0 million (0.4% of consolidated revenues) compared to $8.4 million (0.4% of consolidated revenues) in the same period in 2011. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $4.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, consisting of $2.3 million within our North American Business and Corporate segments associated with information technology assets reaching the end of their useful life and $2.4 million in our International Business segment primarily related to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom.

        Amortization expense increased $5.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $1.5 million for the nine months ended September 30, 2012 and consisted primarily of $2.7 million of gains associated with the sale of leased vehicles in North America, partially offset by $0.7 million of asset write-offs in North America and $0.5 million of asset write-offs associated with our Latin American operations. Consolidated gain on disposal/write-down of property, plant and equipment, net was $2.3 million for the nine months ended September 30, 2011 and consisted primarily of: (1) a gain of approximately $3.2 million associated with the disposal of a facility in North America; (2) a gain of approximately $1.9 million associated with the sale of leased vehicles in North America; partially offset by (3) a loss of approximately $2.3 million associated with certain third-party software licenses that were discontinued (including approximately $1.9 million associated with our International Business segment and approximately $0.4 million associated with our North American Business segment).

Intangible Impairments

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"), (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe") and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform future goodwill impairment analyses on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceeded their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011 (of which $42.5 million was recorded and included in the third quarter of 2011).

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $18.8 million, or 13.9%, to $154.0 million (20.6% of consolidated revenues) for the three months ended September 30, 2012 from $135.2 million (17.6% of consolidated revenues) for the three months ended September 30, 2011; (2) consolidated operating income increased $32.7 million, or 7.8%, to $454.5 million (20.2% of consolidated revenues) for the nine months ended September 30, 2012 from $421.7 million (18.6% of consolidated revenues) for the nine months ended September 30, 2011; (3) consolidated Adjusted OIBDA decreased $9.6 million, or 3.8%, to $244.1 million (32.6% of consolidated revenues) for the three months ended September 30, 2012 from $253.7 million (33.0% of consolidated revenues) for the three months ended September 30, 2011; and (4) consolidated Adjusted OIBDA decreased $7.2 million, or 1.0%, to $705.6 million (31.4% of consolidated revenues) for the nine months ended September 30, 2012 from $712.8 million (31.4% of consolidated revenues) for the nine months ended September 30, 2011.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $11.3 million to $61.4 million (8.2% of consolidated revenues) and $31.1 million to $178.4 million (7.9% of consolidated revenues) for the three and nine months ended September 30, 2012, respectively, from $50.0 million (6.5% of consolidated revenues) and $147.3 million (6.5% of consolidated revenues) for the three and nine months ended September 30, 2011, respectively, primarily due to the issuance of $1.0 billion in aggregate principal of our 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes due 2024") in August 2012 and the issuance of $400.0 million in aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019") in September 2011, as well as an increase in the average outstanding borrowings under our revolving credit facility during the nine months ended September 30, 2012 compared to the same period in 2011, which was partially offset by the early retirement of $231.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during early 2011, as well as the early retirement of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes due 2016") and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes due 2018") in August 2012. Our weighted average interest rate was 6.5% and 6.9% at September 30, 2012 and September 30, 2011, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2011	2012		2011	2012
Foreign currency transaction losses (gains), net	$15,624	$(1,131)	$(16,755)	$14,381	$8,055	$(6,326)
Debt extinguishment expense, net	—	10,628	10,628	993	10,628	9,635
Other, net	1,007	(1,751)	(2,758)	(5,080)	(4,175)	905

	$16,631	$7,746	$(8,885)	$10,294	$14,508	$4,214

        Net foreign currency transaction losses of $8.1 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2012. Losses were primarily a result of changes in the exchange rate of each of the Euro and Brazilian real, as these currencies relate to our intercompany balances with and between our European and Brazilian subsidiaries, as well as additional losses associated with our British pound sterling denominated debt and forward foreign currency swap contracts. These losses were partially offset by gains resulting primarily from the change in the exchange rate of the British pound sterling against the U.S. dollar compared to December 31, 2011, as it relates to our intercompany balances with and between our subsidiary in the United Kingdom, as well as our Euro denominated bonds.

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

        We recorded a charge of approximately $10.6 million in the third quarter of 2012 related to the early extinguishment of $320.0 million of the 6 5/8% Notes due 2016 and $200.0 million of the 8 3/4% Notes due 2018. This charge consists of the call premium associated with the 8 3/4% Notes due 2018 and original issue discounts and deferred financing costs related to the 6 5/8% Notes due 2016 and 8 3/4% Notes due 2018.

        We recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% Notes due 2015. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        Other, net in the nine months ended September 30, 2012 consists primarily of $1.9 million of royalty income associated with the Digital Business, $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.0 million of gains related to certain marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the nine months ended September 30, 2011 consists primarily of a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held associated with our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

Provision for Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2011 were 26.5% and 24.7%, respectively. Our effective tax rates for the three and nine months ended September 30, 2012 were 36.7% and 40.3%, respectively. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions of $31.9 million and $36.2 million, respectively. This benefit was partially offset by a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, a majority of which was non-deductible for tax purposes. Additionally, to a lesser extent, state income taxes (net of federal tax benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are reconciling items that impact our effective tax rate. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2012 were state income taxes (net of federal tax benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and nine months ended September 30, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 5.6% and 1.2%, respectively.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits that we generate; and (6) our proposed REIT conversion. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, (1) consolidated income from continuing operations for the three months ended September 30, 2012 increased $3.3 million, or 6.6%, to $53.7 million (7.2% of consolidated revenues) from income from continuing operations of $50.4 million (6.6% of consolidated revenues) for the three months ended September 30, 2011 and (2) consolidated income from continuing operations for the nine months ended September 30, 2012 decreased $42.8 million, or 21.5%, to $156.2 million (7.0% of consolidated revenues) from income from continuing operations of $199.0 million (8.8% of consolidated revenues) for the nine months ended September 30, 2011.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $(19.4) million for the three months ended September 30, 2011, and $(33.7) million and $(5.7) million for the nine months ended September 30, 2011 and 2012, respectively.

        A gain on sale of discontinued operations in the amount of $0.2 million ($6.9 million, inclusive of tax benefit) and $245.8 million ($200.3 million, net of tax benefit) was recorded during the three and nine months ended September 30, 2011, respectively, as a result of the Digital Sale. A loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) was recorded during the nine months ended September 30, 2012 as a result of the sale of the Italian Business.

NONCONTROLLING INTERESTS

        For the three and nine months ended September 30, 2012, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.9 million and $2.4 million, respectively. Net income attributable to noncontrolling interests was $0.6 million and $2.1 million for the three and nine months ended September 30, 2011, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Our reportable operating segments are North American Business, International Business and Corporate. See Note 7 to Notes to Consolidated Financial Statements. Our North American Business segment offers information storage management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records, or DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code. Our International Business segment offers information storage management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and DMS. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$567,541	$546,355	$(21,186)	(3.7)%	(3.6)%	(3.3)%

Segment Adjusted OIBDA(1)	$253,486	$234,307	$(19,179)	(7.6)%	(7.3)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	44.7%	42.9%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$1,680,352	$1,650,544	$(29,808)	(1.8)%	(1.5)%	(1.6)%

Segment Adjusted OIBDA(1)	$723,584	$696,922	$(26,662)	(3.7)%	(3.4)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	43.1%	42.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three and nine months ended September 30, 2012, revenue in our North American Business segment decreased 3.7% and 1.8% compared to the three and nine months ended September 30, 2011, respectively, primarily due to negative internal growth of 3.3% and 1.6%, respectively. The negative internal growth was driven by negative complementary service revenue internal growth of 20.2% and 14.8%, respectively, in the three and nine months ended September 30, 2012. The negative complementary service revenue internal growth was primarily a result of a decrease in the price of recycled paper. The negative internal growth was also driven by negative core service internal growth of 4.8% and 2.7%, respectively, in the three and nine months ended September 30, 2012, which was primarily a result of lower revenues from activity-based services. Partially offsetting the negative service growth was storage rental revenue internal growth of 1.5% and 2.0%, respectively, in the three and nine months ended September 30, 2012, related to increased new sales and lower volume outflows. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.3% for the nine months ended September 30, 2012. Adjusted OIBDA, as a percentage of segment revenue, decreased in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of the decrease in recycled paper revenue as well as $6.0 million of certain costs that were reclassified into the North American Business segment from the Corporate segment in fiscal year 2012.

International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$200,765	$201,770	$1,005	0.5%	7.2%	1.4%

Segment Adjusted OIBDA(1)	$44,686	$47,220	$2,534	5.7%	12.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	22.3%	23.4%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$592,514	$596,244	$3,730	0.6%	6.6%	2.3%

Segment Adjusted OIBDA(1)	$123,013	$133,105	$10,092	8.2%	14.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.8%	22.3%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Business segment increased 0.6% during the nine months ended September 30, 2012 over the same period last year due to internal growth of 2.3%. Foreign currency fluctuations in 2012, primarily in Europe, resulted in decreased 2012 revenue, as measured in U.S. dollars, of approximately 7.6% and 6.5% in the three and nine months ended September 30, 2012, respectively, as compared to 2011. Total internal revenue growth for the segment for the three and nine months ended September 30, 2012 was supported by solid 5.3% and 6.2% storage rental internal growth, respectively. Acquisitions contributed 6.7% and 4.8% of the increase in total reported international revenues in the three and nine months ended September 30, 2012, respectively, primarily due to our acquisitions in Switzerland and Brazil in the second quarter of 2012. Adjusted OIBDA as a percentage of segment revenue increased by 150 basis points in the nine months ended September 30, 2012 compared to the prior year period, primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2011	2012
Segment Adjusted OIBDA(1)	$(44,449)	$(37,407)	$7,042	15.8%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(5.0)%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2011	2012
Segment Adjusted OIBDA(1)	$(133,799)	$(124,418)	$9,381	7.0%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.9)%	(5.5)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the nine months ended September 30, 2012, expenses in the Corporate segment as a percentage of consolidated revenue decreased 0.4% compared to the nine months ended September 30, 2011, primarily due to (1) reduced information technology expenses of $9.0 million, (2) a $6.0 million reclassification of certain costs out of the Corporate segment and into the North American Business segment in fiscal year 2012 and (3) reductions in workers' compensation and medical expenses, which were partially offset by an $8.4 million increase in stock-based compensation expense.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2011	2012
Cash flows from operating activities—continuing operations	$451,150	$311,653
Cash flows from investing activities—continuing operations	(236,335)	(287,161)
Cash flows from financing activities—continuing operations	(320,219)	143,739
Cash and cash equivalents at the end of period	480,879	334,583

        Net cash provided by operating activities from continuing operations was $311.7 million for the nine months ended September 30, 2012 compared to $451.2 million for the nine months ended September 30, 2011. The 30.9% decrease resulted primarily from higher interest payments, cash payments for incentive compensation and income taxes in the nine months ended September 30, 2012 compared to the same period in 2011.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2012 amounted to $165.5 million, $106.2 million and $13.4 million, respectively. For the nine months ended September 30, 2012, these expenditures were funded with cash flows provided by operating activities from continuing operations. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $255.0 million in the year ending December 31, 2012. Included in our estimated capital expenditures for 2012 is approximately $50.0 million of real estate purchases and approximately $10.0 million associated with the Conversion Plan.

        Net cash provided by financing activities from continuing operations was $143.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we received $985.0 million in net proceeds from the issuance of our 5 3/4% Notes due 2024 and $22.3 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions (1) for the early retirement of $320.0 million and $200.0 million of our 6 5/8% Notes due 2016 and 8 3/4% Notes due 2018, respectively; (2) to repay borrowings under our term loan and revolving credit facility and other debt of $165.9 million; (3) to repurchase $38.1 million of our common stock; and (4) to pay dividends in the amount of $132.3 million on our common stock.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of September 30, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first nine months of 2012:

	2012
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$100,701
Additional Authorizations		—
Repurchases paid	1,103,149	(34,666)
Repurchases unsettled		—

Authorization remaining as of March 31,		$66,035

(1)
Amount excludes commissions paid associated with share repurchases.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In June 2012, we announced an 8% increase to our next six regular quarterly dividend payments, accelerating distributions to stockholders over that period to include total cash dividends of approximately $280.0 million, based on the number of currently outstanding shares of our common stock. While the next quarterly dividend will not be declared by the Board of Directors until its regularly scheduled meeting in December 2012, management expects to recommend to the Board of Directors that it maintain the current quarterly dividend on a per share basis. This would represent an increase in the aggregate quarterly dividend paid of nearly 10% over current levels based on management's estimate of the number of shares to be issued in connection with the announced special dividend of $700.0 million (the "Special Dividend") to be paid in cash and shares of common stock on November 21, 2012 (the "Distribution Date"). We may pay certain distributions after becoming a REIT in the form of cash and common stock. In fiscal year 2011 and in the first nine months of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The REIT Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits of approximately $1.0 billion to $1.5 billion (collectively, the "E&P Distribution"). We expect to pay the E&P Distribution in a combination of common stock and cash dividends, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our Board of Directors of the Special Dividend payable on the Distribution Date, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012. The Special Dividend, which is a portion of the E&P Distribution, is expected to be paid in a combination of common stock and cash. The balance of any additional E&P Distribution will be paid out over several years beginning in 2014 based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure. Stockholders have the right to elect, by 5:00 pm eastern time on November 14, 2012, to be paid their pro rata portion of the Special Dividend in all common stock or cash; provided, however, that the total amount of cash payable to all stockholders associated with the Special Dividend will be limited to a maximum of $140.0 million (excluding cash paid in lieu of fractional shares), with the balance of the Special Dividend payable in the form of common stock. Our shares of common stock will be valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, and as such, we do not know the number of shares of common stock we will issue in the Special Dividend. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 3x - 4x EBITDA (as defined in our revolving credit facility). We may temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $325.0 million to $425.0 million in costs to support the Conversion Plan, including approximately $225.0 million to $275.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including our racking, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million to be paid in 2012. These tax liabilities were already reflected as long-term deferred income taxes on our consolidated balance sheet. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $36.0 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our consolidated balance sheet as of September 30, 2012. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $100.0 million to $150.0 million. Of these amounts, approximately $35.0 million to $40.0 million is expected to be incurred in 2012, inclusive of approximately $10.0 million of capital expenditures.

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S.

Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2012 relate to cash and cash equivalents and restricted cash held on deposit with six global banks and eight "Triple A" rated money market funds, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or any one financial institution to a maximum of $75.0 million. As of September 30, 2012, our cash and cash equivalents and restricted cash balance was $371.2 million, including money market funds and time deposits amounting to $352.3 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2012 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$—
Term Loan Facility(1)	468,750
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	242,475
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	177,914
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,827
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	326,238
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,475
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	225,748

Total Long-term Debt	3,739,427
Less Current Portion	(71,380)

Long-term Debt, Net of Current Portion	$3,668,047

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

We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited ("IME"), Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros; (2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars; and (3) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of September 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility and we had various outstanding letters of credit totaling $2.9 million. The remaining availability under the Revolving Credit Facility on September 30, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $722.1 million. The interest rate in effect under the Term Loan Facility was 2.3% as of September 30, 2012.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, uses EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.6 as of

December 31, 2011 and September 30, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.5 as of December 31, 2011 and September 30, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.4 as of December 31, 2011 and September 30, 2012, respectively, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79.0 million ($75.0 million, net of cash acquired. Included in the purchase price is approximately $8.0 million being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG), which provides storage rental and records management services, in a stock transaction for a cash purchase price of approximately $21.6 million.

        In August 2012, we completed an underwritten public offering of $1.0 billion in aggregate principal amount of our 5 3/4% Notes, which were issued at 100% of par. Our net proceeds of $985.0 million, after paying the underwriters' discounts and commissions, were used to redeem of all of our outstanding 6 5/8% Notes and 8 3/4% Notes and to repay existing indebtedness under our Revolving Credit Facility, and the balance will be used for general corporate purposes, including funding a portion of the costs we expect to incur in connection with the Conversion Plan.

        In August 2012, we redeemed (1) the $320.0 million aggregate principal amount outstanding of our 6 5/8% Notes at 100% of par, plus accrued and unpaid interest, and (2) the $200.0 million aggregate principal amount outstanding of our 8 3/4% Notes at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10.6 million in the third quarter of 2012 related to the early extinguishment of the 6 5/8% Notes and 8 3/4% Notes. This charge consists of the call premium, original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which begin to expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at September 30, 2012 to reduce future federal taxable income. We have an asset for state net operating losses of $7.9 million (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40.3 million, with various expiration dates, subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $57.1 million, which begin to expire in 2015 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2012 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K filed on February 28, 2012, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2011, because we failed to maintain effective controls over the identification and monitoring of price reduction clauses in certain U.S. government customer contracts. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of our unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

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

        During the three months ended September 30, 2012, we have continued to undertake actions to remediate the material weakness in our internal control over financial reporting identified at the end of

2011. These actions include appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting including:

  •
  Hired a government contract compliance specialist;

  •
  Developed and implemented a process to appropriately identify government contracts with price reduction clauses; and

  •
  Developed and implemented procedures to track and monitor benchmark pricing in order to calculate any related price reductions required under these contracts.

        We continue our remediation efforts and we expect to complete testing of our newly designed and implemented controls in the fourth quarter of 2012. We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting as warranted.

        The only changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are discussed above.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended September 30, 2012, nor did we repurchase any shares of our common stock during the three months ended September 30, 2012. As of September 30, 2012, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
4.1	Second Supplemental Indenture, dated as of August 10, 2012, among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 10, 2012.)
10.1
Amendment to Credit Agreement, dated as of August 15, 2012, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l, the Lenders party thereto, RBS Citizens, N.A. and Bank of America, N.A., as Co-Syndication Agents, Barclays Bank PLC, HSBC Bank USA, N.A., Morgan Stanley Senior Funding, Inc. and the Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities LLC and RBS Citizens, N.A., as Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Agent for the Lenders. (Filed herewith.)

Exhibit No.	Description
10.2	Omnibus Performance Unit Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
November 2, 2012	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)