Form 10-K
period 2012-12-31
IRON MOUNTAIN INC
filed 2013-03-01
CIK 1020569

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2012, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $4.8 billion based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 8, 2013: 190,140,008

IRON MOUNTAIN INCORPORATED
2012 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "Iron Mountain," "IMI," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC" or "Commission") within 120 days after the close of the fiscal year ended December 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2013, (4) expected increase in our Adjusted OIBDA margins in our International Business segment, (5) expected growth in cartons stored on behalf of existing customers, and (6) estimated range of tax payments and other costs expected to be incurred in connection with our proposed conversion to a real estate investment trust ("REIT"). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

        Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

  •
  with regard to our estimated tax and other REIT conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the private letter rulings ("PLR") from the U.S. Internal Revenue Service ("IRS"), changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors;

  •
  realizing the anticipated benefits to stockholders of our proposed REIT conversion, including the achievement of tax savings for us, increases in income distributable to stockholders, the potential to lower the cost of financing through increased ownership of currently leased real estate, maximizing our enterprise value and the expansion of our stockholder base;

  •
  the cost to comply with current and future laws, regulations and customer demands relating to privacy issues;

  •
  the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

  •
  changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

  •
  changes in customer preferences and demand for our storage and information management services;

  •
  the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

ii

  •
  the cost or potential liabilities associated with real estate necessary for our business;

  •
  the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate;

  •
  claims that our technology violates the intellectual property rights of a third party;

  •
  the cost of our debt;

  •
  the impact of alternative, more attractive investments on dividends;

  •
  our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

        Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" of this Annual Report.

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

iii

PART I

Item 1. Business.

A.    Development of Business.

        We store records, primarily paper documents and data backup media, and provide information management services that help organizations around the world protect their information, lower storage rental costs, comply with regulations, enable corporate disaster recovery, and better use their information for business advantages, regardless of its format, location or lifecycle stage. We offer comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, is a trusted partner to more than 155,000 clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 94% of the Fortune 1000. As of December 31, 2012, we operated over 1,000 facilities, comprising 64.5 million square feet, in 35 countries on five continents and employed over 17,500 people.

        Now in our 62nd year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a U.S. business operating fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of $104.0 million in 1995 into a global enterprise providing storage and a broad range of related information management services to customers in markets around the world with over 1,000 facilities (64.5 million square feet) and total revenues of more than $3.0 billion for the year ended December 31, 2012. On January 5, 2009, we were added to the S&P 500 Index, and as of December 31, 2012 we were number 644 on the Fortune 1000.

        Our success since becoming a public company in 1996 has been driven in large part by our execution of a consistent long-term growth plan to build industry leadership by extending our presence through service line and global expansion. This growth plan has been sequenced into three phases. The first phase involved establishing leadership and broad market access in our core storage solutions and related records management services and data protection & recovery services, primarily through acquisitions. In the second phase, we invested in building a successful selling organization to access new customers, converting previously unvended demand. While different parts of our business are in different stages of evolution along our three-phase strategy, in North America and our more developed international markets, we have transitioned to the third phase of our growth plan, which we call the capitalization phase. In this phase, which we expect to continue for many years, we seek to expand our relationships with our customers to continue solving their increasingly complex storage and information management problems. Growing our customer relationships means expanding our global storage and service offerings while maximizing our solid core businesses. In doing this, we continue to build what we believe to be a very durable business through disciplined execution.

        Consistent with this model, we have transitioned from a growth strategy driven primarily by acquisitions of storage and information management services companies to a growth strategy that includes multiple sources of revenue growth. These sources of revenue growth include: (i) organic growth comprised of growth from existing customers, sales to new customers and acquiring customer relationships from third-parties; (ii) acquisitions of storage and information management services businesses; and (iii) the introduction of new rental streams and ancillary services.

        We expect to achieve our long-term growth goals by focusing on expanding our global core storage rental business through increased incoming volumes and by offering our customers integrated services that address their increasingly complex storage and information management needs regardless of the format, location or lifecycle stage of their information. Storage rental is the key driver of our economics and allows us to expand our relationships with our customers through value-added services that flow from storage rental. Consistent with our overall strategy, we are focused on increasing incoming volumes on a global basis. There are multiple sources of new volumes available to us, and these sources inform our growth investment strategy. Our investments in sales and marketing support sales to new customers that do not currently outsource some or all of their storage and information management needs, as well as increased volumes from existing customers. We also expect to invest in the acquisitions of customer relationships and acquisitions of storage and information management services businesses. In North America and our more developed international markets, we expect that these acquisitions will primarily be fold-in acquisitions designed to optimize the utilization of existing assets, expand our presence and better serve customers. We also expect to use acquisitions to expand our presence in attractive, higher growth emerging markets. Finally, we are continuing to add new rental streams and ancillary services to our portfolio to support our long-term growth objectives and drive solid returns on invested capital.

        At this stage in our evolution we also are focused on driving increased profitability and cash flow through a disciplined management approach and a focus on optimizing our business operations. Consisting of productivity initiatives, pricing program improvements and cost controls, our optimization strategy has produced significant and visible results. Between 2006 and 2010, we had compounded annual growth rates of 11% for Adjusted OIBDA, defined as operating income before (1) depreciation and amortization, (2) intangible impairments, (3) (gain) loss on disposal/write-down of property, plant and equipment, net and (4) costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of our board of directors (the "Special Committee") and the proposed REIT conversion, discussed below (collectively "REIT Costs"), 17% for Adjusted Earnings per Share from Continuing Operations and 3% for Earnings per Share from Continuing Operations. During that same period, we reduced our capital expenditures (excluding real estate) as a percent of revenues from 13.4% in 2006 to 7.9% in 2010. These gains were driven primarily by cost reductions and the optimization of our North American Business segment as we increased Adjusted OIBDA margins in that segment by nearly 800 basis points between 2006 and 2010. Our current focus is on sustaining the high margin, high profitability levels of the North American Business segment while optimizing our International Business segment using the same strategies. We expect to achieve 25% Adjusted OIBDA margins in the International Business segment by the end of 2013, a 700 basis points improvement over 2010 levels. Beyond 2013, we expect to grow consolidated Adjusted OIBDA margins at a much slower rate because we will have already completed the major profit improvement initiatives in both the North American and International Business segments. In our more developed markets, continuous improvement initiatives will generate modest margin improvement, a portion of which we expect to reinvest in our business. In our emerging markets, margins should expand as the local businesses mature, and we will look to reinvest a portion of that improvement to support the growth of these businesses. For more detailed definitions and reconciliations of Adjusted OIBDA and Adjusted Earnings per Share from Continuing Operations and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

        We are committed to delivering stockholder value. To that end, and supported by our increased profitability and strong cash flows, we initiated a stockholder payout program in February 2010 consisting of a share repurchase authorization of up to $150.0 million and a dividend policy under which we have paid, and in the future intend to pay, cash dividends on our common stock. Our first ever quarterly cash dividend, declared in March 2010, was $0.0625 per share. Subsequently, our board of directors approved an increase in the amount authorized under our share repurchase program of up to an additional $1.05 billion, bringing the total authorization to $1.2 billion. As of December 31, 2012, we have purchased 37.7 million shares of our common stock for approximately $1.1 billion under this program. We have also increased our quarterly dividend on three occasions, including most recently in June 2012, when we announced an 8% increase to our regular quarterly dividend payments through 2013. The June 2012 increase to our quarterly dividend, to $0.27 per share, represented a 332% increase over the quarterly dividend amount declared in March 2010.

        In April 2011, we announced a three-year strategic plan to increase stockholder value. The key components of our plan are: (i) sustaining a leadership position in our North American Business segment; (ii) driving substantial improvements in our International Business segment; and (iii) committing to significant stockholder payouts of $2.2 billion through 2013, with $1.2 billion being paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The remaining $1.0 billion of the stockholder payout plan has been replaced by our regular quarterly dividends and the stockholder distributions and expenditures associated with our plan to convert to a REIT (the "Conversion Plan"). As part of our strategic plan, in June 2011, we completed the sale of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") for approximately $395.4 million in cash. Additionally, in connection with our strategic portfolio review of certain international operations, we sold our New Zealand operations in October 2011, and we sold our Italian operations in April 2012.

Potential REIT Conversion

        In June 2012, we announced our intention to pursue conversion to a REIT. The plan to convert to a REIT was unanimously approved by our board of directors following a thorough analysis and careful consideration of ways to maximize value through alternative financing, capital and tax strategies. Assuming we are successful in converting, we would plan to elect REIT status no sooner than our taxable year beginning January 1, 2014. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, if, as a calendar year taxpayer, we are unable to convert to a REIT by January 1, 2014, the next possible conversion date would be January 1, 2015.

        Our Conversion Plan currently includes submitting requests for private letter rulings ("PLR") to the U.S. Internal Revenue Service (the "IRS"). Our PLR requests have multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including the characterization of our racking assets as real estate. We submitted our PLR requests to the IRS during the third quarter of 2012, but the IRS may not provide a favorable response to our PLR requests until the second half of 2013 or at all.

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

        We believe that electing REIT status will maximize our enterprise value as we advance our strategy and provide significant benefits to our stockholders. A key component of our overall strategic plan is our capital allocation strategy to return excess cash to our stockholders, and we believe operating as a REIT aligns well with this strategy. In November 2012, we paid a $700.0 million special dividend (the "Special Dividend") representing the initial distribution to satisfy the requirement that we pay to stockholders our accumulated earnings and profits which is estimated to be approximately $1.0 billion to $1.5 billion (the "E&P Distribution") in connection with our potential conversion to a REIT. The Special Dividend consisted of $140.0 million paid in cash and $560.0 million in common stock value.

We issued 17.0 million new shares in connection with the Special Dividend. We also believe that through conversion to a REIT we may be able to expand our shareholder base and lower our cost of financing through increased ownership of currently leased real estate. We expect our long-term capital allocation strategy as a REIT will naturally shift toward increased use of equity to support lower leverage, though our leverage may increase in the short-term to fund the costs to support the Conversion Plan.

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "—Liquidity and Capital Resources" of this Annual Report for more information regarding our possible conversion to a REIT, including anticipated costs associated with the Conversion Plan, and Item 1A. "Risk Factors—Risks Related to the Proposed REIT Conversion" of this Annual Report for a discussion of risks associated with our conversion to a REIT, including impediments to a conversion.

B.    Description of Business.

Overview

        We provide cost-effective secure storage for all major media, including paper (which is the primary form of records storage we provide), as well as secure off-site storage of data backup media. Our related information management services can be broadly divided into three major categories: records management services, data protection & recovery services, and information destruction services. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include e-mail and various forms of magnetic media such as computer tapes, hard drives and optical disks.

        Our records management services include: flexible retrieval access, retention management and records management program development and implementation based on best practices to help customers comply with specific regulatory requirements and policy-based programs. Also included within records management services are our Document Management Solutions ("DMS"). DMS helps organizations gain better access to, and ultimately control over, their paper records by digitizing, indexing and hosting them in online archives to provide complete information lifecycle solutions. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy, government and financial services.

        Our data protection & recovery services include the secure handling and transportation of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus as well as disaster preparedness, planning and support. Our technology-based data protection & recovery services include online backup and recovery solutions for desktop and laptop computers and remote servers. Since our sale of the Digital Business, we offer these technology-based services primarily through partnerships. Additionally, we serve as a trusted, neutral third party and offer technology escrow services to protect and manage source code and other proprietary information.

        Our information destruction services almost exclusively consist of secure shredding services. Secure shredding services complete the lifecycle of a record and involve the shredding of sensitive documents in a way that ensures privacy and a secure chain of custody for the records. These services typically include either the scheduled pick-up of loose office records, which customers accumulate in specially designed secure containers that we provide, or the shredding of documents stored in our records facilities upon the expiration of their scheduled retention periods.

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by their owners to ensure ready availability. Inactive physical records are the principal focus of the storage and information management services industry and consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with, and serviced by, a storage and information management services vendor. Special regulatory requirements often apply to medical records. In addition to our core records management services, we provide consulting, facilities management, fulfillment and other outsourcing services relating to storage and information management.

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to maintain backup copies of their data in order to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. In addition to the physical storage and rotation of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.

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

Acquisitions in a Highly Fragmented Industry

        The storage and information management services industry has long been and remains a highly fragmented industry with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant acquisition activity in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. We believe this acquisition activity, which is ongoing, is due to the opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, many of which are small, in North America and internationally continue to exist, and we may pursue acquisition of these businesses where we believe they present a good opportunity to create value for our stockholders.

Characteristics of Our Business

        We generate our revenues by renting storage space to a large and diverse customer base in 64.5 million square feet of real estate around the globe and providing to our customers core records management, data protection & recovery, information destruction, DMS services and an expanding menu of complementary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for all our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and shredding of records and documents generated by business operations. Additionally, core services include certain DMS services and recurring project revenues. As is the case with storage rental revenue, core service revenues are highly recurring in nature. In 2012, our storage rental and core service revenues represented approximately 89% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services, including special project work, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Furthermore, complementary services revenue includes recycled paper revenue. Complementary services address specific needs of our customers and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        In general, our North American Business and our International Business segments offer storage and the information management services discussed below, in their respective geographies. The amount of revenues derived from our North American Business and International Business segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2010, 2011 and 2012 are set forth in Note 9 to Notes to Consolidated Financial Statements.

Secure Storage

        We provide cost-effective secure storage for all major media, including paper (which is the primary form of records storage we provide) as well as secure off-site vaulting of data backup media. Renting secure space to customers for the purpose of storing paper records and data backup media is by far our largest source of revenue. Records storage consists primarily of the archival storage of records for long periods of time according to applicable laws, regulations and industry best practices. The secure off-site storage of data backup media is a key component of a company's disaster recovery and business continuity programs and storage rental charges are generally billed monthly on a per storage unit basis.

        Hard copy business records are typically stored for long periods of time with limited activity in cartons packed by the customer. For some customers we store individual files on an open shelf basis, and these files are typically more active. Storage rental charges are generally billed monthly on a per storage unit basis, usually per cubic foot of records, and include the provision of space, racking systems, computerized inventory and activity tracking and physical security.

        Vital records contain critical or irreplaceable data such as master audio and video recordings, film and other highly proprietary information, such as energy data. Vital records may require special facilities, either because of the data they contain or the media on which they are recorded. Accordingly, our charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage rental.

Service Offerings

        Our information management services can be broadly divided into three major categories: records management services, data protection & recovery services and information destruction services. We offer both physical services and technology solutions in the records management and data protection & recovery categories. Currently, we offer only physical services in the information destruction services category.

Records Management Services

        Central to any records management program is the handling and transportation of stored records and the eventual destruction of those records upon the expiration of their scheduled retention periods. This is accomplished through our extensive service and courier operations. Other records management services include our DMS services as well as Compliant Records Management and Consulting Services, Health Information Storage and Management Solutions, Entertainment Services, Energy Data Services, Discovery Services and other ancillary services.

        Service and courier operations are an integral part of our comprehensive records management program for all physical media and include adding records to storage, temporarily removing records from storage, refiling of removed records, permanently withdrawing records from storage and destroying records. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2012, our fleet consisted of approximately 3,700 owned or leased vehicles.

        The growth rate of mission-critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of storing and managing digital information, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us to provide solutions to our customers with respect to their digital records storage and management challenges. We continue to cultivate marketing and technology partnerships to support this anticipated growth.

        The focus of our DMS business is to develop, implement and support comprehensive storage and information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our DMS services complement our core service offerings and enhance our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that integrate and expand our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our DMS services provide the bridge between customers' physical documents and their EDM solutions.

        We offer records management services that have been tailored for specific industries, such as health care, or to address the needs of customers with more specific requirements based on the critical nature of their records. For example, medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. In addition to storing medical records, we provide health care information services, which include the handling, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions, as well as recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores marketing literature and other materials for its customers and delivers this material to sales offices, trade shows and prospective customers' locations based on current and prospective customer needs. In addition, IMFS assembles custom marketing packages and orders and manages and provides detailed reporting on customer marketing literature inventories. A growing element of the content we manage and fulfill is stored digitally and printed on demand by IMFS. Digital print allows marketing materials such as brochures, direct mail, flyers, pamphlets and newsletters to be personalized to the recipient with variable messages, graphics and content.

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive storage and information management programs. Our consulting business draws on our experience in storage solutions and information management services to analyze the practices of companies and assist them in creating more effective programs to store records and manage information. Our consultants work with these customers to develop policies and schedules for document retention and destruction.

        We sold our domain name management product line in 2010 and the Digital Business, including our former wholly owned subsidiaries, Mimosa Systems, Inc. and Stratify, Inc., and our New Zealand operations in 2011. Also, we sold our Italian operations in April 2012. Consistent with our treatment of acquisitions, we eliminated all revenues associated with these businesses, which have all been reflected as discontinued operations for financial reporting purposes, from the calculation of our internal growth rates for 2010, 2011 and 2012.

Data Protection & Recovery Services

        Our data protection & recovery services are designed to comply with applicable laws and regulations and to satisfy industry best practices with regard to disaster recovery and business continuity purposes. We provide data protection & recovery services for both physical and electronic records. We also offer technology escrow services in this category.

        Physical data protection & recovery services consist of the rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution.

        Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in secure data centers. After the sale of the Digital Business, we continue to offer this service pursuant to a reseller agreement with Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy").

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

Information Destruction Services

        Our information destruction services consist primarily of physical secure shredding operations. Secure shredding is a natural extension of our hard copy records management services, completing the lifecycle of a record, and involves the shredding of sensitive documents for customers that, in many cases, also use our services for management of archival records. These services typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the U.S., Canada, the United Kingdom, Ireland, Australia and Latin America.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting Adjusted OIBDA allow us to operate with a high degree of financial leverage. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, storage rental fees charged to customers based on the volume of their records stored. Once a customer places physical records in storage with us, and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage rental without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media involve primarily fixed monthly rental payments. Our annual revenues from these fixed periodic storage rental fees have grown for 24 consecutive years. For each of the three years 2010 through 2012, storage rental revenues, which are stable and recurring, have accounted for over 55% or more of our total consolidated revenues. This stable and growing storage rental revenue base also provides the foundation for increases in service revenues and Adjusted OIBDA.

  •
  Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns although, during recent economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. However, during the recent economic downturn, which was more severe and lasted longer than other recent downturns, destruction rates increased as some customers have been more willing to incur additional short-term service costs in exchange for lower storage rental costs in the long-term. In addition, we have experienced longer sales cycles and lower incoming volumes from existing customers, due in large part, we believe, to high unemployment rates and generally lower levels of business activity. Combined, these impacts have resulted in lower net volume growth rates. The net effect of these factors has been the continued growth of our storage rental revenue base, albeit at a lower rate. For each of the three years 2010 through 2012, total net volume growth has been approximately 2% on a global basis.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, sent us additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. However, during the recent economic downturn, the combination of lower incoming volumes from existing customers, due in large part, we believe, to high unemployment rates and generally lower business activity, and increased destruction rates, as described above, resulted in lower consolidated net volume growth in recent quarters, including negative net volume growth from existing customers at times in certain markets. Since reaching unusually high levels in 2009, our destruction rates have stabilized at rates closer to historical norms. After the economy has improved, we expect our growth from existing customers should improve although we cannot give any assurance as to how much, if any, improvement we will realize. We believe the continued growth of our physical records storage rental revenues is the result of a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth, customer satisfaction with our services and net price increases.

  •
  Diversified and Stable Customer Base.  As of December 31, 2012, we had over 155,000 clients in a variety of industries in 35 countries around the world. We currently provide storage and information management services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 94% of the Fortune 1000. No single customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2010, 2011 and 2012. For each of the three years 2010 through 2012, the average annual volume reduction due to customers terminating their relationship with us was less than 3%.

  •
  Capital Expenditures Related Primarily to Business Line Growth and Ongoing Operations.  Our business requires significant capital expenditures to support our expected storage rental revenue and service revenue growth and ongoing operations, new products and services and increased profitability. As the nature of our business has evolved over time, so has the nature of our capital expenditures. Every year we expend capital to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations. Additionally, we invest capital to acquire or construct real estate. We also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally relatively small and discretionary in nature. Below are descriptions of the major types of capital expenditures we are likely to make in a given year:

  •
  Capital to support business line growth—these expenditures are primarily related to capacity expansion such as investments in new building outfitting, carton storage systems, tape storage systems and containers, shredding plants and bins and technology service storage and processing capacity.

  •
  Capital to acquire/construct real estate—these expenditures are directly related to the acquisition of real estate, either through the purchase or construction of a new facility or the buyout of an existing lease.

  •
  Capital to support ongoing business operations—these expenditures are primarily related to major repairs and/or the replacement of assets, such as facilities, warehouse equipment and computers. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

  •
  Capital for new product development—these expenditures are directly related to the development of new products or services in support of our integrated value proposition.

  •
  Capital for product improvement—these expenditures are primarily related to product and service enhancements that support our leadership position in the industry. Spending in this area includes items such as increased feature functionality, security upgrades or system enhancements.

    •
    Capital to support operational efficiencies—these expenditures are primarily related to driving increased profitability through cost savings and operating efficiencies and include items such as facility consolidations and systems to support operating process improvements.

        Following is a table presenting our capital expenditures for 2010, 2011 and 2012 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (dollars in millions)	2010(1)(2)	2011(1)(2)	2012(1)(2)
Business Line Growth	$116	$81	$61
Real Estate	14	20	54
Business Operations(3)	65	84	75
Product Development	10	2	4
Product Improvement	31	14	12
Operational Efficiencies	8	18	42

Total Capital	$244	$218	$248
Less: Real Estate and REIT Capital Expenditures	(14)	(20)	(66)

Total Capital, Net of Real Estate and REIT Capital Expenditures	$230	$198	$182

        We believe that capital expenditures, net of real estate and capital expenditures that are part of our REIT Costs, incurred as a percent of revenues is a meaningful metric for investors because it indicates the efficiency with which we are investing in the growth and operational efficiency of our business. For the years 2010 through 2012, our total capital expenditures, net of real estate and capital expenditures that are part of our REIT Costs, incurred as a percent of revenues were approximately 8%, 7% and 6%, respectively. This decrease since 2010 is due primarily to our disciplined approach to capital management, a shift toward less capital intensive service revenues and moderating growth rates in our physical storage rental business.

        Following is a table presenting our capital expenditures as a percent of total revenues for 2010, 2011 and 2012 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend	2010(1)(2)	2011(1)(2)	2012(1)(2)
Business Line Growth	4.0%	2.7%	2.0%
Real Estate	0.5%	0.7%	1.8%
Business Operations(3)	2.2%	2.8%	2.5%
Product Development	0.3%	0.1%	0.1%
Product Improvement	1.1%	0.5%	0.4%
Operational Efficiencies	0.3%	0.6%	1.4%

Total Capital	8.4%	7.2%	8.3%
Less: Real Estate and REIT Capital Expenditures	(0.5)%	(0.7)%	(2.2)%

Total Capital, Net of Real Estate and REIT Capital Expenditures	7.9%	6.6%	6.1%

(1)
Represents capital expenditures on an accrual basis and may differ from amounts presented on the cash basis in the Consolidated Statement of Cash Flows.

(2)
Columns may not foot due to rounding.

(3)
Capital expended in support of ongoing business operations includes amounts previously referred to as maintenance capital expenditures. This category includes capital expended on operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

Growth Strategy

        We offer our customers an integrated value proposition by providing them with secure storage and comprehensive information management services, including records management services, data protection & recovery services and information destruction services. We have the expertise and experience to address complex storage and information management challenges such as rising storage rental costs and increased litigation, regulatory compliance and disaster recovery requirements. We expect to maintain a leadership position in the storage and information management services industry around the world by enabling customers to store, protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery.

        Our objectives are to continue to capitalize on our expertise in the storage and information management industry and to make additional fold-in acquisitions in more developed markets and acquisitions and investments to establish an industry-leading presence in selected emerging markets. Our near-term growth objectives include a set of specific initiatives: (1) increasing our incoming storage volumes with a targeted, low risk approach to improving our sales effectiveness, thereby increasing revenues from our existing customers and gaining new customers; (2) driving higher volume growth in our international businesses as we expand our platform for selling storage, core services and new services in higher growth markets; and (3) continuing to add new rental streams and ancillary services to our portfolio to support our long-term growth objectives and drive solid returns on invested capital. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions and pursuing acquisitions of storage and information management businesses.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.

Growth from Existing Customers

        Our existing customers' storage of physical records contributes to the growth of storage rental and certain records management services revenues because, on average, our existing customers generate additional cartons at a faster rate than old cartons are destroyed or permanently removed. However, during the recent economic downturn, the combination of lower incoming volumes from existing customers, due in large part, we believe, to high unemployment rates and generally lower business activity, and increased destruction rates, resulted in lower consolidated net volume growth in recent quarters, including negative net volume growth from existing customers at times in certain markets. Since reaching unusually high levels in 2009, our destruction rates have stabilized at rates closer to historical norms. After the economy has improved, we expect our growth from existing customers should improve although we cannot give any assurance as to how much, if any, improvement we will realize. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by strategically allocating our sales resources to our customer base and selling additional storage, information management services and products in new and existing markets within our existing customer relationships. These services and products include special project work, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies).

Expanding New and Existing Customer Relationships

        Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue by expanding existing customer relationships globally; and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management.

Growth through Acquisitions

        The goal of our current acquisition program is to supplement internal growth by continuing to expand our presence in targeted emerging markets, continuing to make fold-in acquisitions in North America and more developed international markets and expanding our rental streams, new service capabilities and industry-specific services. We have a successful record of acquiring and integrating storage and information management services companies.

Acquisitions in the North American Business Segment

        We have acquired, and we continue to seek to acquire, storage and information management services businesses in the U.S. and Canada. Given the relatively small size of most acquisition targets in our core physical businesses in North America, where we believe they present a good opportunity to create value for our stockholders, future acquisitions are expected to be less significant to our overall North American Business segment revenue growth than in the past.

Acquisitions in the International Business Segment

        We expect to continue to make acquisitions and investments in storage and information management services businesses in targeted markets outside North America, particularly emerging markets. We have acquired and invested in, and seek to acquire and invest in, storage and information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on expanding priority markets in Continental Europe, Latin America and Asia Pacific, with continued leverage of our successful joint venture model.

        The experience, depth and strength of local management are particularly important in our international expansion and acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into more than 30 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate North American acquisition candidates, when looking at an international investment or acquisition, we also evaluate risks uniquely associated with an international investment, including those risks described below.

        Our long-term goal is to acquire full ownership of each business in which we make a joint venture investment. Since 2008, we have acquired the remaining minority equity ownership in our Greece (2010), China (2010), Hong Kong (2010) and Singapore (2010) operations and increased our equity ownership interest in our Switzerland (2012) and Turkey (2012) operations. In 2010, to better align our operations with our long-term international growth objectives, we sold our equity ownership interest in Indonesia and Sri Lanka. We now own more than 97% of our international operations, measured as a percentage of consolidated revenues. In connection with the strategic review of certain of our international businesses, we sold our New Zealand operations in October 2011 and our Italian operations in April 2012.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2010, 2011 and 2012 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2010, 2011 and 2012, we derived approximately 32%, 34% and 35%, respectively, of our total revenues from outside of the U.S. As of December 31, 2010, 2011 and 2012, we had long-lived assets of approximately 36%, 36% and 37%, respectively, outside of the U.S.

Competition

        We are a global leader in the physical storage and information management services industry with operations in 35 countries. We compete with our current and potential customers' internal storage and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future storage and information management services.

        We also compete with numerous storage and information management services providers in every geographic area where we operate. The physical storage and information management services industry is highly competitive and includes thousands of competitors in North America and around the world. We believe that competition for customers is based on price, reputation for reliability, quality and security of storage, quality of service and scope and scale of technology and that we generally compete effectively in each of these areas.

Alternative Technologies

        We derive most of our revenues from rental fees for the storage of paper documents and records management services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the primary means for storing information. However, we can provide no assurance that our customers will continue to store most of their records as paper documents. We continue to provide additional services such as online backup, primarily through partnerships, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and storage and information management.

Employees

        As of December 31, 2012, we employed over 8,500 employees in the U.S. and over 9,000 employees outside of the U.S. At December 31, 2012, an aggregate of 445 employees were represented by unions in California, Georgia and three provinces in Canada.

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

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. Our liability under our DMS services and other service contracts is often limited to a percentage of annual revenue under the contract. We cannot provide assurance that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. Also, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. In addition to provisions limiting our liability, our standard storage rental and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, we can give no assurance that we will not have material disputes in the future.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "For Investors" section on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees are available on the "For Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance."

Item 1A. Risk Factors.

        Our businesses face many risks. If any of the events or circumstances described in the following risks actually occur, our businesses, financial condition or results of operations could suffer, and the trading price of our debt or equity securities could decline. Our current and potential investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

Risks Related to the Proposed REIT Conversion

Although following our strategic review process we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2014, or at all.

        As previously announced, in June 2011 we formed the Special Committee to evaluate, among other things, ways to maximize stockholder value through alternative financing, capital, and tax strategies, including evaluating a potential conversion to a REIT (the "Conversion Plan"). In June 2012, our board of directors unanimously approved the Conversion Plan. There are significant implementation and operational complexities to address in connection with converting to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals, refinancing our revolving credit and term loan facilities and making required stockholder payouts. Further, changes in legislation or the federal tax rules could adversely impact our ability to convert to a REIT and/or the attractiveness of converting to a REIT. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

        Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that the IRS will ultimately provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2014. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, if we do convert, the effective date of the REIT conversion could be delayed beyond January 1, 2014, in which event we could not elect REIT status until the taxable year beginning January 1, 2015, at the earliest.

We may not qualify or remain qualified as a REIT, and/or may not realize the anticipated benefits to stockholders, including the achievement of tax savings for us, increases in income distributable to stockholders, the potential to lower our cost of financing through increased ownership of currently leased real estate and the expansion of our stockholder base.

        If we convert to a REIT, we plan to operate in a manner consistent with REIT qualification rules; however, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

        Even if we are successful converting to a REIT and electing REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to (1) reduce our corporate level federal tax through distributions to stockholders, (2) lower our cost of financing or (3) expand our stockholder base. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control, including interest rates. In addition, future distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

        To qualify as a REIT for federal income tax purposes, and to remain so qualified, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more U.S. taxable REIT subsidiaries ("TRS") and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our E&P Distribution, as well as the timing of such E&P Distribution and the percentage of common stock and cash we may distribute.

        We have provided an estimated range of the E&P Distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2011 taxable year using our historic tax returns and other available information. This is a very involved and complex study that is not yet complete, and the actual result of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2011 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P Distribution is based on our projected taxable income for our 2012 and 2013 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual amount of the E&P Distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2012 and 2013 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P Distribution may be materially different from our estimated range.

        In the fourth quarter of 2012, we paid to our stockholders a Special Dividend of $700 million, which represented the initial portion of the expected E&P Distribution. We expect the balance of the

E&P Distribution will be paid in 2014, but the timing of the planned payment of the remaining E&P Distribution, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT Conversion Plan and other factors beyond our control. The Special Dividend was paid in the aggregate of 20% in cash and 80% in shares of our common stock. We may decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay the remaining portion of the E&P Distribution entirely in cash or a different mix of cash and common stock.

We may be required to borrow funds and/or raise equity to satisfy our E&P Distribution and other conversion costs.

        Depending on the ultimate size and timing of the stockholder distributions and the cash outlays associated with our conversion to a REIT, we may raise debt and/or issue equity in the near-term to fund these disbursements, even if the then-prevailing market conditions are not favorable for these borrowings or offerings. Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P Distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See "Risks Relating to Our Indebtedness" for further information regarding our substantial indebtedness.

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

We have no experience operating as a REIT, which may adversely affect our business, financial condition and results of operations if we successfully convert to a REIT.

        We have no experience operating as a REIT and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition and results of operations.

Operational Risks

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

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all U.S. states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, certain federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to be in compliance with any such programs may adversely affect our business. One U.S. state has adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In some instances European data protection authorities have issued large fines as a result of data security breaches.

        Continued governmental focus on data security may lead to additional legislative action. For example, in the past the U.S. Congress has considered legislation that would expand the federal data breach notification requirement beyond the financial and medical fields. In addition, the European Commission has proposed a new regulation and directive that will, if adopted, supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. It is anticipated that the new proposal will significantly alter the security and privacy obligations of entities, such as Iron Mountain, that process data of citizens of members of the European Union. The continued emphasis on information security may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

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

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot and our liability under our DMS services and other service contracts is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We cannot provide assurance that where we have limitation of liability provisions they will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage rental and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, we can give no assurance that we will not have material disputes in the future.

As stored records become less active our core service revenue growth may decline.

        Our core service revenue growth is being negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes thereby reducing their core service activity levels.

We face competition for customers.

        We compete with multiple storage and information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities. These organizations may not begin or continue to use a third party, such as Iron Mountain, for their future storage and information management services needs.

Failure to comply with certain regulatory and contractual requirements under our U.S. Government contracts could adversely affect our revenues, operating results and financial position.

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

  •
  inability to use our real estate holdings effectively and costs associated with vacating or consolidating facilities if the demand for physical storage were to diminish because our customers choose other storage technologies or because competitors attract our customers; and

  •
  liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not (i) we know of, or were responsible for, the contamination, or (ii) the contamination occurred while we owned or leased the property.

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

        As of December 31, 2012, we provided services in more than 30 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets. International operations are subject to numerous risks, including:

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

        As of December 31, 2012, we operated 938 records management and off-site data protection facilities worldwide, including 569 in the United States alone. Many of these facilities were built and outfitted by third parties and added to Iron Mountain's real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed in compliance with laws and regulations in effect at the time of their construction or outfitting. Where we believe the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures which may involve considerable expense to Iron Mountain. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Unexpected events could disrupt our operations and adversely affect our results of operations.

        Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our results of operations. These events could result in customer service disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our results of operations.

Fluctuations in commodity prices may affect our operating revenues and results of operations.

        Our operating revenues and results of operations are impacted by significant changes in commodity prices. In particular, our secure shredding operations generate revenue from the sale of shredded paper to recyclers. We generate additional revenue through a customer surcharge when the price of diesel fuel rises above certain predetermined rates. As a result, significant declines in paper and diesel fuel prices may negatively impact our revenues and results of operations, and increases in other commodity prices, including steel, may negatively impact our results of operations.

Attacks on our internal information technology systems could damage our reputation, harm our businesses and adversely impact our results of operations.

        Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by unauthorized users to gain access to our information technology systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. A successful breach of the security of our information technology systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

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

Risks Related to Our Common Stock

There is no assurance that we will continue to pay dividends.

        Our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. However, our ability to pay dividends will be adversely affected if any of the risks described herein occur. In addition, any determination by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and strategy and our board of directors' continuing determination that the declaration of dividends under the dividend policy is in the best interests of our stockholders. The terms of our revolving credit facility and term loan facility and our indentures contain provisions permitting the payment of cash dividends subject to certain limitations. For these reasons, among others, our cash dividend rate may decline or we may cease paying dividends.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2012 (dollars in millions):

Total long-term debt	$3,825.0
Total equity	$1,162.4
Debt to equity ratio	3.29	X

        Our substantial indebtedness could have important consequences to our current and potential investors. Our indebtedness may increase as we continue to borrow under existing and future credit arrangements in order to finance future acquisitions, to fund the Conversion Plan and for general corporate purposes, which would increase the associated risks. These risks include:

  •
  inability to satisfy our obligations with respect to our various debt instruments;

  •
  inability to adjust to adverse economic conditions;

  •
  inability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, including possible required repurchases of our various indebtedness or the payment of quarterly dividends;

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

        Upon the occurrence of a "change of control", we will be required to offer to repurchase all outstanding senior subordinated indebtedness. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our revolving credit facility will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

Iron Mountain is a holding company, and, therefore, our ability to make payments on our various debt obligations depends in part on the operations of our subsidiaries.

        Iron Mountain is a holding company; substantially all of our assets consist of the stock of our subsidiaries, and substantially all of our operations are conducted by our direct and indirect wholly owned subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by most, but not all, of our direct and indirect wholly owned U.S. subsidiaries.

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

Failure to successfully integrate acquired operations could negatively impact our balance sheet and results of operations.

        The success of any acquisition we make depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our balance sheet and results of operations.

We may be unable to continue our international expansion.

        Part of our growth strategy involves expanding operations in international markets, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have expanded into the Asia Pacific region to a lesser extent. We have entered into joint ventures and have acquired all or a majority of the equity in storage and information management services businesses operating in these areas and may acquire other storage and information management services businesses in the future.

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

        We also compete with other storage and information management services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to pursue such acquisition candidates or focus its strategy on our international markets, the purchase price for potential acquisitions or investments could rise, competition in international markets could increase and our results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2012, we conducted operations through 760 leased facilities and 266 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Business (656), International Business (369), and Corporate (1). These facilities contain a total of 64.5 million square feet of space. Facility rent expense was $216.1 million, $219.4 million and $224.7 million for the years ended December 31, 2010, 2011 and 2012, respectively. The leased facilities typically have initial lease terms of five to ten years with one or more five-year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the United Kingdom. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual lease commitments.

Item 3. Legal Proceedings.

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleged that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff. As part of the sale of our Digital Business, discussed in Note 14 to Notes to Consolidated Financial Statements, our Connected and LiveVault products were sold to Autonomy, and Autonomy assumed this obligation and the defense of this litigation and agreed to indemnify us against any losses. In November 2012, the claim was settled and Autonomy paid the entire settlement amount.

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by two customers, and have received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 14 to Notes to Consolidated Financial Statements, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

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

Item 4. Mine Safety Disclosures.

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2011 and 2012:

	Sale Prices
	High	Low
2011
First Quarter	$31.53	$24.28
Second Quarter	35.50	31.18
Third Quarter	35.79	27.68
Fourth Quarter	33.70	28.34
2012
First Quarter	$32.24	$28.35
Second Quarter	33.50	27.10
Third Quarter	34.18	30.91
Fourth Quarter	37.70	30.50

        The closing price of our common stock on the NYSE on February 8, 2013 was $34.25. As of February 8, 2013, there were 490 holders of record of our common stock. We believe that there are more than 62,500 beneficial owners of our common stock.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2011 and 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013

        On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700 million (the "Special Dividend") on our shares of common stock, payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a distribution to stockholders of a portion of our accumulated earnings and profits, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and we issued approximately 17 million shares of our common stock in connection with the Special Dividend. These shares impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. As of February 8, 2013, we have repurchased approximately $1.1 billion of our common stock under such authorization. Any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock (in the case of the repurchase program) and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended December 31, 2012, nor did we repurchase any shares of our common stock during the three months ended December 31, 2012. As of December 31, 2012, we had approximately $66.0 million available for future repurchases under our authorized stock repurchase program.

 Item 6. Selected Financial Data.

        The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2009	2010(1)	2011	2012
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,496,194	$1,533,792	$1,598,718	$1,682,990	$1,733,138
Service	1,329,240	1,240,592	1,293,631	1,331,713	1,272,117

Total Revenues	2,825,434	2,774,384	2,892,349	3,014,703	3,005,255
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,311,891	1,201,871	1,192,862	1,245,200	1,277,113
Selling, general and administrative	759,264	749,934	772,811	834,591	850,371
Depreciation and amortization	254,497	277,186	304,205	319,499	316,344
Intangible Impairments(2)	—	—	85,909	46,500	—
Loss (Gain) on disposal/write-down of property, plant and equipment, net	7,522	168	(10,987)	(2,286)	4,400

Total Operating Expenses	2,333,174	2,229,159	2,344,800	2,443,504	2,448,228
Operating Income	492,260	545,225	547,549	571,199	557,027
Interest Expense, Net	219,989	212,545	204,559	205,256	242,599
Other Expense (Income), Net	31,505	(12,599)	8,768	13,043	16,062

Income from Continuing Operations Before Provision for Income Taxes	240,766	345,279	334,222	352,900	298,366
Provision for Income Taxes	146,122	113,762	167,483	106,488	114,873

Income from Continuing Operations	94,644	231,517	166,739	246,412	183,493
Loss from Discontinued Operations, Net of Tax	(14,889)	(12,138)	(219,417)	(47,439)	(6,774)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	200,619	(1,885)

Net Income (Loss)	79,755	219,379	(52,678)	399,592	174,834
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(94)	1,429	4,908	4,054	3,126

Net Income (Loss) Attributable to Iron Mountain Incorporated	$79,849	$217,950	$(57,586)	$395,538	$171,708

(footnotes follow)

	Year Ended December 31,
	2008	2009	2010(1)	2011	2012
	(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.47	$1.14	$0.83	$1.27	$1.06

Total (Loss) Income from Discontinued Operations	$(0.07)	$(0.06)	$(1.09)	$0.79	$(0.05)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.40	$1.07	$(0.29)	$2.03	$0.99

Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.47	$1.13	$0.83	$1.26	$1.05

Total (Loss) Income from Discontinued Operations	$(0.07)	$(0.06)	$(1.09)	$0.78	$(0.05)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.39	$1.07	$(0.29)	$2.02	$0.98

Weighted Average Common Shares Outstanding—Basic	201,279	202,812	201,991	194,777	173,604

Weighted Average Common Shares Outstanding—Diluted	203,290	204,271	201,991	195,938	174,867

Dividends Declared per Common Share(3)	$—	$—	$0.3750	$0.9375	$5.1200

(footnotes follow)

	Year Ended December 31,
	2008	2009	2010(1)	2011	2012
	(In thousands)
Other Data:
Adjusted OIBDA(4)	$754,279	$822,579	$926,676	$950,439	$912,217
Adjusted OIBDA Margin(4)	26.7%	29.6%	32.0%	31.5%	30.4%
Ratio of Earnings to Fixed Charges	1.8x	2.2x	2.2x	2.2x	1.9x

	As of December 31,
	2008	2009	2010(1)	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$278,370	$446,656	$258,693	$179,845	$243,415
Total Assets	6,359,291	6,851,157	6,416,393	6,041,258	6,358,339
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,240,450	3,248,649	3,008,207	3,353,588	3,825,003
Total Equity	1,814,769	2,150,760	1,952,865	1,254,256	1,162,448
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

(2)
For the year ended December 31, 2010, we recorded a non-cash goodwill impairment charge of $85,909 related to our technology escrow services business, which we continue to own and operate and which was previously reflected in the former worldwide digital business segment and is now reflected as a component of the North American Business segment. For the year ended December 31, 2010, we recorded a $197,876 non-cash goodwill impairment charge related to our former worldwide digital business that is included in loss from discontinued operations, net of tax. For the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $46,500 in our Continental Western Europe reporting unit, which is a component of the International Business segment. See Note 2.g. to Notes to Consolidated Financial Statements.

(3)
In February 2010, our board of directors adopted a dividend policy under which we began paying quarterly dividends on our common stock. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report.

(4)
Adjusted OIBDA and Adjusted OIBDA Margin are non-GAAP measures. Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.

        This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this Annual Report and "Item 1A. Risk Factors" beginning on page 16 of this Annual Report.

Overview

Potential REIT Conversion

        On June 5, 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic, and after the unanimous recommendation of the Special Committee, unanimously approved a plan for IMI to pursue the Conversion Plan. If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, only at the stockholder level. Nevertheless, the income of our U.S. taxable REIT subsidiaries ("TRS"), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to U.S. federal and state corporate income tax, and we will continue to be subject to foreign income taxes in non-U.S. jurisdictions in which we hold assets or conduct operations, regardless of whether held or conducted through qualified REIT subsidiaries ("QRS") or TRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally, 10 years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance with various requirements following our conversion to a REIT, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

Discontinued Operations

        In August 2010, we divested the domain name management product line of our digital business (the "Domain Name Product Line"). On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management operations in New Zealand. Also, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Domain Name Product Line, the Digital Business, our New

Zealand operations and our Italian operations, including the gain on the sale of the Domain Name Product Line, the Digital Business and our New Zealand operations and the loss on the sale of the Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 to Notes to Consolidated Financial Statements.

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our core service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes thereby reducing their core service activity levels. We expect this trend to continue in 2013. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage rental or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

        The expansion of our international and secure shredding businesses has impacted the major cost of sales components. Our international operations are more labor intensive than our operations in North America and, therefore, labor costs are a higher percentage of segment revenue than in our North American operations. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates and the 2011 results at the 2012 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.604	$1.585	(1.2)%
Canadian dollar	$1.012	$1.000	(1.2)%
Euro	$1.392	$1.286	(7.6)%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.546	$1.604	3.8%
Canadian dollar	$0.971	$1.012	4.2%
Euro	$1.328	$1.392	4.8%

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net, and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; (5) income (loss) from discontinued operations, net of tax; (6) gain (loss) on sale of discontinued operations, net of tax and (7) net income (loss) attributable to noncontrolling interests. Adjusted OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America ("GAAP"), such as operating or net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income, Income from Continuing Operations and Net Income (Loss) (in thousands):

	Year Ended December 31,
	2008	2009	2010	2011	2012
Adjusted OIBDA	$754,279	$822,579	$926,676	$950,439	$912,217
Less: Depreciation and Amortization	254,497	277,186	304,205	319,499	316,344
Intangible Impairments	—	—	85,909	46,500	—
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	7,522	168	(10,987)	(2,286)	4,400
REIT Costs(1)	—	—	—	15,527	34,446

Operating Income	492,260	545,225	547,549	571,199	557,027
Less: Interest Expense, Net	219,989	212,545	204,559	205,256	242,599
Other Expense (Income), Net	31,505	(12,599)	8,768	13,043	16,062
Provision for Income Taxes	146,122	113,762	167,483	106,488	114,873

Income from Continuing Operations	94,644	231,517	166,739	246,412	183,493
Total (Loss) Income from Discontinued Operations, Net of Tax	(14,889)	(12,138)	(219,417)	153,180	(8,659)
Net (Loss) Income Attributable to Noncontrolling Interests	(94)	1,429	4,908	4,054	3,126

Net Income (Loss) Attributable to Iron Mountain Incorporated	$79,849	$217,950	$(57,586)	$395,538	$171,708

(1)
Includes costs associated with our 2011 proxy contest, the work of the Special Committee and the proposed REIT conversion ("REIT Costs").

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; and (5) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Adjusted EPS—Fully Diluted from Continuing Operations	$0.86	$1.01	$1.28	$1.36	$1.21
Less: Loss (Gain) on disposal/write-down of property, plant and equipment, net	0.04	—	(0.05)	(0.01)	0.03
Intangible Impairments	—	—	0.43	0.24	—
Other Expense (Income), net	0.15	(0.06)	0.04	0.07	0.09
REIT Costs	—	—	—	0.08	0.20
Tax impact of reconciling items and discrete tax items	0.20	(0.06)	0.03	(0.28)	(0.16)

Reported EPS—Fully Diluted from Continuing Operations	$0.47	$1.13	$0.83	$1.26	$1.05

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

Revenue Recognition

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including DMS, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage rental or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

Accounting for Acquisitions

        Part of our growth strategy has included the acquisition by us of numerous businesses. The purchase price of each acquisition has been determined after due diligence of the target business, market research, strategic planning and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

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

Allowance for Doubtful Accounts and Credit Memo Reserves

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due. As of December 31, 2011 and 2012, our allowance for doubtful accounts and credit memos balance totaled $23.3 million and $25.2 million, respectively.

Impairment of Tangible and Intangible Assets

        Assets subject to depreciation or amortization: We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Goodwill—Assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2010, 2011 and 2012 and noted no impairment of goodwill at these dates. However, as a result of interim triggering events as discussed below, we recorded provisional goodwill impairment charges in each of the third quarters of 2010 and 2011 in conjunction with the Digital Sale and associated with our European operations, respectively. These provisional goodwill impairment charges were finalized in the fourth quarters of the 2010 and 2011 fiscal years, respectively. As of December 31, 2012, no factors were identified that would alter our October 1, 2012 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded at that time that we had three reporting units within our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Continental Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Continental Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Continental Western Europe and Central Europe reporting units and noted no impairment, except for our Italian operations, which was included in our Continental Western Europe reporting unit, and which is now included in discontinued operations. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Continental Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: (1) North America; (2) UKI; (3) Continental Western Europe; (4) Central

Europe; (5) Latin America; (6) Australia; and (7) our China, Hong Kong, India, Russia, Singapore and Ukraine joint ventures (collectively, "Worldwide Joint Ventures"). As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748.9 million, $306.2 million, $46.4 million, $63.8 million, $27.3 million and $61.7 million for North America, UKI, Continental Western Europe, Central Europe, Latin America and Australia, respectively. Our Worldwide Joint Ventures reporting unit had no goodwill as of December 31, 2011.

        In 2012, we reorganized the management and reporting structure of our international operations. As a result of the management and reporting changes, we concluded that we have the following six reporting units: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762.3 million, $365.3 million, $87.5 million, $56.9 million and $62.8 million for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2012 that exceeded their carrying values by greater than 30%.

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

Income Taxes

        We have a valuation allowance, amounting to $76.1 million as of December 31, 2012, reducing our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards, to the amount that is more likely than not to be realized. We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at December 31, 2012 to reduce future federal taxable income. We have assets for state net operating losses of $9.4 million (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $46.3 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 82%. We also have foreign tax credits of $44.3 million, which expire in 2017 through 2020, subject to a valuation allowance of approximately 68%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards, and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

        The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2011 and 2012, we had approximately $31.4 million and $37.6 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes. We recorded $(1.6) million, $(8.5) million and $1.3 million for gross interest and penalties for the years ended December 31, 2010, 2011 and 2012, respectively.

        We had $2.8 million and $3.6 million accrued for the payment of interest and penalties as of December 31, 2011 and 2012, respectively.

        Except for certain Canadian subsidiaries for which we recorded a deferred tax liability of $0.6 million, we have not recorded deferred taxes on book over tax outside basis differences related to our other foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest the undistributed earnings of such foreign subsidiaries indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on the book over tax outside basis difference because of the complexities of the hypothetical calculation. As of December 31, 2012, we had approximately $71.5 million of undistributed earnings within our foreign subsidiaries which approximates the book over tax outside basis difference. We may record deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the IRS with regard to our PLR requests, finalization of countries to be included in the reorganization pursuant to the Conversion Plan, refinancing our revolving credit and term loan facilities, shareholder approval of certain modifications to our corporate charter and final board of directors approval of our conversion to a REIT.

Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan. Stock-based compensation expense for the years ended December 31, 2010, 2011 and 2012 was $20.4 million, including $3.1 million in discontinued operations, ($15.7 million after tax or $0.08 per basic and diluted share), $17.5 million, including $0.3 million in discontinued operations, ($8.8 million after tax or $0.05 per basic and diluted share), and $30.4 million ($23.4 million after tax or $0.14 per basic and $0.13 per diluted share), respectively.

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

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011 and Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$3,014,703	$3,005,255	$(9,448)	(0.3)%
Operating Expenses(1)	2,443,504	2,448,228	4,724	0.2%

Operating Income	571,199	557,027	(14,172)	(2.5)%
Other Expenses, Net	324,787	373,534	48,747	15.0%

Income from Continuing Operations(1)	246,412	183,493	(62,919)	(25.5)%
Loss from Discontinued Operations(1)	(47,439)	(6,774)	40,665	85.7%
Gain (Loss) on Sale of Discontinued Operations	200,619	(1,885)	(202,504)	(100.9)%

Net Income	399,592	174,834	(224,758)	(56.2)%
Net Income Attributable to Noncontrolling Interests	4,054	3,126	(928)	22.9%

Net Income Attributable to Iron Mountain Incorporated	$395,538	$171,708	$(223,830)	(56.6)%

Adjusted OIBDA(2)	$950,439	$912,217	$(38,222)	(4.0)%

Adjusted OIBDA Margin(2)	31.5%	30.4%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$2,892,349	$3,014,703	$122,354	4.2%
Operating Expenses(1)(3)	2,344,800	2,443,504	98,704	4.2%

Operating Income	547,549	571,199	23,650	4.3%
Other Expenses, Net	380,810	324,787	(56,023)	(14.7)%

Income from Continuing Operations(1)(3)	166,739	246,412	79,673	47.8%
Loss from Discontinued Operations(1)(3)	(219,417)	(47,439)	171,978	78.4%
Gain on Sale of Discontinued Operations	—	200,619	200,619	100.0%

Net (Loss) Income	(52,678)	399,592	452,270	858.6%
Net Income Attributable to Noncontrolling Interests	4,908	4,054	(854)	17.4%

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(57,586)	$395,538	$453,124	786.9%

Adjusted OIBDA(2)	$926,676	$950,439	$23,763	2.6%

Adjusted OIBDA Margin(2)	32.0%	31.5%

(1)
A $49.0 million non-cash goodwill impairment charge related to our Continental Western Europe reporting unit in the year ended December 31, 2011 was recorded. $46.5 million of the charge is included in our continuing results of operations (included in operating expenses in 2011). $2.5 million of the charge was allocated to our Italian operations and is included in loss from discontinued operations in 2011. See Notes 2.g. and 14 to Notes to Consolidated Financial Statements.

(2)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Annual Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

(3)
A $283.8 million non-cash goodwill impairment charge related to our former worldwide digital business reporting unit in the year ended December 31, 2010 was recorded. We allocated $85.9 million of the charge to our retained technology escrow services business, included in our continuing results of operations (included in operating expenses in 2010). We allocated the remaining $197.9 million of the charge to the Digital Business (included in loss from discontinued operations in 2010). See Notes 2.g. and 14 to Notes to Consolidated Financial Statements.

REVENUE

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$1,682,990	$1,733,138	$50,148	3.0%	4.3%	3.0%
Core Service	968,424	942,826	(25,598)	(2.6)%	(1.0)%	(2.5)%

Total Core Revenue	2,651,414	2,675,964	24,550	0.9%	2.4%	1.0%
Complementary Services	363,289	329,291	(33,998)	(9.4)%	(8.5)%	(9.6)%

Total Revenue	$3,014,703	$3,005,255	$(9,448)	(0.3)%	1.1%	(0.3)%

Total Service Revenue	$1,331,713	$1,272,117	$(59,596)	(4.5)%	(3.1)%	(4.4)%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage Rental	$1,598,718	$1,682,990	$84,272	5.3%	3.9%	3.1%
Core Service	947,737	968,424	20,687	2.2%	0.3%	(0.8)%

Total Core Revenue	2,546,455	2,651,414	104,959	4.1%	2.6%	1.6%
Complementary Services	345,894	363,289	17,395	5.0%	3.5%	3.7%

Total Revenue	$2,892,349	$3,014,703	$122,354	4.2%	2.7%	1.9%

Total Service Revenue	$1,293,631	$1,331,713	$38,082	2.9%	1.2%	0.4%

(1)
Constant currency growth rates are calculated by translating the 2011 results at the 2012 average exchange rates and the 2010 results at the 2011 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Our consolidated storage rental revenues increased $50.1 million, or 3.0%, to $1,733.1 million for the year ended December 31, 2012 and $84.3 million, or 5.3%, to $1,683.0 million for the year ended December 31, 2011, in comparison to the years ended December 31, 2011 and 2010, respectively. The growth rate for the year ended December 31, 2012 consists of internal revenue growth of 3.0%. Net acquisitions/divestitures contributed 1.3% of the increase in reported storage rental revenues in 2012 over 2011. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the year ended December 31, 2012 by approximately 1.4%. Our consolidated storage rental revenue growth in 2012 was driven by sustained storage rental internal growth of 2.1% and 6.1% in our North American Business and International Business segments, respectively. Global records management net volumes in 2012 increased by 1.8% over the ending volume at December 31, 2011.

The growth rate for the year ended December 31, 2011 consists of internal revenue growth of 3.1%. Net acquisitions/divestitures contributed 0.8% of the increase in reported storage rental revenues in 2011 over 2010. Foreign currency exchange rate fluctuations added approximately 1.4% to our storage rental revenue growth rate for the year ended December 31, 2011. Our consolidated storage rental revenue growth in 2011 was driven by continued solid storage rental growth in the International Business segment and consistent volume and price increases in our North American Business segment.

        Consolidated service revenues, consisting of core and complementary services, decreased $59.6 million, or 4.5%, to $1,272.1 million for the year ended December 31, 2012 from $1,331.7 million for the year ended December 31, 2011. Service revenue internal growth was negative 4.4% for the year ended December 31, 2012. The negative service revenue internal growth for 2012 was driven by negative complementary service revenue internal growth of 9.6% due primarily to the significant decrease in recycled paper prices in 2012 compared to the same period last year, which resulted in $30.0 million less of recycled paper revenue. This decline was partially offset by strong DMS revenue growth and increased project revenues in 2012. Core service internal growth in 2012 was negative 2.5% due to expected declines in activity-based core services, particularly in the North American Business segment. Foreign currency exchange rate fluctuations decreased reported service revenues by 1.4% in 2012 over 2011. Offsetting the decrease in reported service revenues were net acquisitions/divestures, which contributed 1.4% to our service revenues in 2012. Consolidated service revenues, consisting of core and complementary services, increased $38.1 million, or 2.9%, to $1,331.7 million for the year ended December 31, 2011 from $1,293.6 million for the year ended December 31, 2010. Service revenue internal growth was 0.4% driven by complementary service revenue internal growth of 3.7% in 2011, partially offset by negative core service revenue internal growth of 0.8% in 2011. Complementary service revenues increased in 2011 compared to 2010 primarily due to $25.8 million of additional revenue generated from the sale of recycled paper due, in part, to increases in paper prices. The price of recycled paper increased through the third quarter of 2011 before beginning a sharp decline into the first quarter of 2012 and settling into a level approximately 30% below the 2011 average price for most of 2012. Core service revenue internal growth in the year ended December 31, 2011 was constrained by pressure on activity-based service revenues related to the handling and transportation of items in storage. These decreases were partially offset by strong DMS revenue growth and higher fuel surcharges in 2011. Foreign currency exchange rate fluctuations increased reported service revenues by 1.7% in 2011 over the same period in 2010. Net acquisitions/divestitures contributed 0.8% of the increase in reported service revenues in 2011 compared to the same period in 2010.

        For the reasons stated above, our consolidated revenues decreased $9.4 million, or 0.3%, to $3,005.3 million for the year ended December 31, 2012 from $3,014.7 million for the year ended December 31, 2011. We calculate internal revenue growth in local currency for our international operations. Internal revenue growth was negative 0.3% for 2012. For the year ended December 31, 2012, foreign currency exchange rate fluctuations decreased our consolidated revenues by 1.4% primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures which contributed an increase of 1.3% of total reported revenues in 2012 over the same period in 2011. Our consolidated revenues increased $122.4 million, or 4.2%, to $3,014.7 million for the year ended December 31, 2011 from $2,892.3 million for the year ended December 31, 2010. Internal revenue growth was 1.9% for 2011. For the year ended December 31, 2011, foreign currency exchange rate fluctuations increased our consolidated revenues by 1.5% primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisitions/divestitures contributed 0.8% of the increase in total reported revenues in 2011 over the same period in 2010.

Internal Growth—Eight-Quarter Trend

	2011				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	3.0%	2.8%	3.3%	3.3%	2.9%	3.5%	2.4%	3.2%
Service Revenue	(0.1)%	1.2%	1.8%	(1.4)%	(2.2)%	(5.2)%	(7.8)%	(2.4)%
Total Revenue	1.6%	2.1%	2.6%	1.2%	0.6%	(0.3)%	(2.1)%	0.8%

        We expect our consolidated internal revenue growth rate for 2013 to be approximately (1)% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 2.4% and 3.5%. Storage rental revenue internal growth rates have stabilized over the past eight quarters following a decline that was driven primarily by the most recent financial crisis. Volume growth in the North American Business segment has been relatively flat over this period and as a result, storage rental growth has been driven primarily by net price increases. Within our International Business segment, the more developed markets are generating consistent low-to-mid single-digit storage rental growth while the emerging markets are producing strong double-digit storage rental growth by taking advantage of the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in the North American Business segment; (2) fluctuations in the price of recycled paper, which increased through the third quarter of 2011 before beginning a sharp decline into the first quarter of 2012 and settling into a level approximately 30% below the 2011 average price for most of 2012; (3) softness in some of our other complementary service lines, such as fulfillment services; and (4) higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$595,207	$625,922	$30,715	5.2%	6.8%	19.7%	20.8%	1.1%
Facilities	422,020	421,098	(922)	(0.2)%	1.2%	14.0%	14.0%	0.0%
Transportation	125,005	126,023	1,018	0.8%	2.4%	4.1%	4.2%	0.1%
Product Cost of Sales and Other	102,968	104,070	1,102	1.1%	3.0%	3.4%	3.5%	0.1%

	$1,245,200	$1,277,113	$31,913	2.6%	4.1%	41.3%	42.5%	1.2%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$580,920	$595,207	$14,287	2.5%	0.7%	20.1%	19.7%	(0.4)%
Facilities	405,341	422,020	16,679	4.1%	2.4%	14.0%	14.0%	0.0%
Transportation	107,406	125,005	17,599	16.4%	14.4%	3.7%	4.1%	0.4%
Product Cost of Sales and Other	99,195	102,968	3,773	3.8%	1.7%	3.4%	3.4%	0.0%

	$1,192,862	$1,245,200	$52,338	4.4%	2.6%	41.2%	41.3%	0.1%

Labor

        Labor expense increased to 20.8% of consolidated revenues for the year ended December 31, 2012 compared to 19.7% for the year ended December 31, 2011. Labor expense for the year ended December 31, 2012 increased by 6.8% on a constant currency basis compared to the year ended December 31, 2011 primarily due to merit increases, the reclassification of certain overhead expenses to cost of sales, and $12.9 million in labor costs associated with our recent acquisitions. Labor costs were favorably impacted by 1.6 percentage points due to currency rate changes during the year ended December 31, 2012.

        Labor expense decreased to 19.7% of consolidated revenues for the year ended December 31, 2011 compared to 20.1% for the year ended December 31, 2010. For the year ended December 31, 2011, labor expense was unfavorably impacted by 1.8 percentage points due to currency rate changes. Excluding (1) the effect of currency rate fluctuations and (2) the impact associated with labor cost accruals related to the Brazilian litigation (in which a charge of $7.4 million was recorded in 2010 and a benefit of $3.5 million was recorded in 2011) labor expense increased by 2.6% in 2011 over 2010 primarily due to increased incentive compensation of $8.0 million as well as increased health insurance expenses of $5.0 million.

Facilities

        Facilities costs as a percentage of consolidated revenues were flat at 14.0% for the years ended December 31, 2012 and December 31, 2011. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $6.5 million to $213.8 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to $3.4 million of rent expense associated with our recent acquisitions, as well as certain facility consolidations within both our North American Business and International Business segments during the fourth quarter of fiscal year 2012. Other facilities costs decreased by approximately $2.2 million, in constant currency terms, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to reductions in insurance costs and personal property taxes. Facilities costs were favorably impacted by 1.4 percentage points due to currency rate changes during the year ended December 31, 2012.

        Facilities costs were flat at 14.0% of consolidated revenues for the years ended December 31, 2011 and December 31, 2010. Facilities costs were unfavorably impacted by 1.7 percentage points due to currency rate changes during the year ended December 31, 2011. The largest component of our facilities cost is rent expense, which, on a reported dollar basis, decreased to 12.5% of consolidated storage rental revenues for the year ended December 31, 2011 compared to 13.0% in the same period in 2010. Other facilities costs increased by approximately $10.1 million, in constant currency terms, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased building maintenance costs of $6.9 million and increased insurance costs of $5.4 million.

Transportation

        Transportation expenses increased by $2.9 million in constant currency terms during the year ended December 31, 2012 compared to the same period in 2011 as a result of a $3.5 million increase in various vehicle costs (including fuel, insurance, repair and lease costs), partially offset by a reduction in third-party transportation costs of $0.4 million. Transportation expenses were favorably impacted by 1.6 percentage points due to currency rate changes during the year ended December 31, 2012.

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

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the year ended December 31, 2012, product cost of sales and other, which is correlated to higher project revenues, increased by $1.1 million as compared to the prior year period on an actual basis. These costs were favorably impacted by 1.9 percentage points due to currency rate changes during the year ended December 31, 2012.

        Product cost of sales and other was unfavorably impacted by 2.1 percentage points of currency rate changes during the year ended December 31, 2011. For 2011, product cost of sales and other increased by $3.8 million as compared to 2010 on an actual basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$470,430	$508,365	$37,935	8.1%	9.5%	15.6%	16.9%	1.3%
Sales, Marketing & Account Management	244,645	235,449	(9,196)	(3.8)%	(2.6)%	8.1%	7.8%	(0.3)%
Information Technology	110,010	98,234	(11,776)	(10.7)%	(9.3)%	3.6%	3.3%	(0.3)%
Bad Debt Expense	9,506	8,323	(1,183)	(12.4)%	(12.5)%	0.3%	0.3%	0.0%

	$834,591	$850,371	$15,780	1.9%	3.2%	27.7%	28.3%	0.6%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$446,175	$470,430	$24,255	5.4%	3.9%	15.4%	15.6%	0.2%
Sales, Marketing & Account Management	214,977	244,645	29,668	13.8%	12.0%	7.4%	8.1%	0.7%
Information Technology	99,858	110,010	10,152	10.2%	8.7%	3.5%	3.6%	0.1%
Bad Debt Expense	11,801	9,506	(2,295)	(19.4)%	(20.8)%	0.4%	0.3%	(0.1)%

	$772,811	$834,591	$61,780	8.0%	6.4%	26.7%	27.7%	1.0%

General and Administrative

        General and administrative expenses increased to 16.9% of consolidated revenues in the year ended December 31, 2012 compared to 15.6% in the year ended December 31, 2011. In constant currency terms, general and administrative expenses increased by 9.5% during the year ended December 31, 2012 compared to the same period in 2011. Included in general and administrative expenses for the year ended December 31, 2012 were $34.4 million of REIT Costs compared to $15.5 million in the comparable prior year period. Further contributing to the increase in 2012 was increased stock-based compensation expense of $10.6 million and a $7.4 million increase within our Latin American operations primarily associated with our recent acquisition in Brazil. These increases were partially offset by the reclassification of certain overhead expenses to cost of sales. General and administrative expenses were favorably impacted by 1.4 percentage points due to currency rate changes during the year ended December 31, 2012.

        General and administrative expenses increased to 15.6% of consolidated revenues in the year ended December 31, 2011 compared to 15.4% in the year ended December 31, 2010. General and administrative expenses were unfavorably impacted by 1.5 percentage points due to currency rate changes during the year ended December 31, 2011. In constant currency terms, general and administrative expenses increased by $17.8 million in the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily attributable to $15.5 million of advisory fees and other costs associated with our 2011 proxy contest and a $16.1 million increase in incentive compensation, partially offset by a reduction of $16.2 million in other professional fees within North America related to productivity investments incurred in 2010 and which did not repeat in 2011.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.8% of consolidated revenues during the year ended December 31, 2012 compared to 8.1% in the same prior year period. In constant currency terms, the decrease of $6.3 million during the year ended December 31, 2012 compared to the same period in 2011 is primarily due to a $3.0 million reduction in compensation expenses, primarily associated with a decrease in commissions expense within our North American Business segment, as well as a corresponding decrease in the associated payroll taxes. Sales, marketing and account management expenses were favorably impacted by 1.2 percentage points due to currency rate changes during the year ended December 31, 2012. These decreases were partially offset by restructuring costs of $3.6 million incurred within our North American Business segment during the fourth quarter of 2012.

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

Information Technology

        In constant currency terms, information technology expenses decreased $10.1 million during the year ended December 31, 2012 compared to the same period in 2011 primarily due to decreased compensation expenses of $8.2 million, as well as decreased professional fees of $2.6 million. Information technology expenses were favorably impacted by 1.4 percentage points due to currency rate changes during the year ended December 31, 2012.

        In constant currency terms, information technology expenses increased $8.8 million during the year ended December 31, 2011 compared to the same period in 2010 primarily due to an increase in incentive compensation and related payroll taxes of $6.1 million and health insurance and other benefit costs of $2.9 million. Information technology expenses were unfavorably impacted by 1.5 percentage points due to currency rate changes during the year ended December 31, 2011.

Bad Debt Expense

        Consolidated bad debt expense for the year ended December 31, 2012 decreased $1.2 million, or 12.4%, to $8.3 million (0.3% of consolidated revenues) from $9.5 million (0.3% of consolidated revenues) for the year ended December 31, 2011. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense for the year ended December 31, 2011 decreased $2.3 million to $9.5 million (0.3% of consolidated revenues) from $11.8 million (0.4% of consolidated revenues) for the year ended December 31, 2010.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $10.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, consisting of $2.1 million within our North American Business and

Corporate segments associated with information technology assets reaching the end of their useful life and $7.9 million in our International Business segment primarily related to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom. Depreciation expense increased $11.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the $7.9 million increase in our International Business segment noted above, as well as additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems, hardware and software, and buildings primarily in our International Business segment.

        Amortization expense increased $6.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations. Amortization expense increased $3.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to an increase of customer relationship intangible assets acquired related to the Poland acquisition described in Note 6 to Notes to Consolidated Financial Statements.

        Consolidated loss on disposal/write-down of property, plant and equipment, net was $4.4 million for the year ended December 31, 2012 and consisted primarily of $5.5 million, $1.9 million and $0.5 million of losses associated with asset write-downs in our European operations, North American operations and Latin American operations, respectively, offset by $3.5 million of gains associated with the sale of leased vehicles in North America. Consolidated gain on disposal/write-down of property, plant and equipment, net of $2.3 million for the year ended December 31, 2011 consisted primarily of (1) a gain of approximately $3.2 million related to the disposition of a facility in Canada and (2) a gain of approximately $3.0 million on the retirement of leased vehicles accounted for as capital lease assets in North America, offset by (3) a loss associated with discontinued use of certain third-party software licenses of approximately $3.5 million (approximately $3.1 million associated with our International Business segment and approximately $0.4 million associated with our North American Business segment). Consolidated gain on disposal/write-down of property, plant and equipment, net of $11.0 million for the year ended December 31, 2010 consisted primarily of a gain of approximately $10.2 million as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3.2 million in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Business segment of approximately $1.3 million in the United Kingdom, offset by approximately $1.0 million of asset write-downs associated with our Latin American operations and approximately $2.6 million of impairment losses primarily related to certain owned facilities in North America.

Intangible Impairments

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million. In the year ended December 31, 2010, based on a relative fair value basis, we allocated $85.9 million of this charge to the retained technology escrow services business, which continues to be included in our continuing results of operations. We retained our technology escrow services business, which had previously been reported in the former worldwide digital business segment along with the Digital Business and the Domain Name Product Line and is now reported in the North American Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded at that time that we had three reporting units within our European operations: (1) UKI; (2) Continental Western Europe; and (3) Central Europe. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Continental Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Continental Western Europe and Central Europe reporting units and noted no impairment, except for our Italian operations, which was included in our Continental Western Europe reporting unit, and which is now included in discontinued operations. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Continental Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, consolidated operating income decreased $14.2 million, or 2.5%, to $557.0 million (18.5% of consolidated revenues) for the year ended December 31, 2012 from $571.2 million (18.9% of consolidated revenues) for the year ended December 31, 2011. As a result of the foregoing factors, consolidated Adjusted OIBDA decreased $38.2 million, or 4.0%, to $912.2 million (30.4% of consolidated revenues) for the year ended December 31, 2012 from $950.4 million (31.5% of consolidated revenues) for the year ended December 31, 2011.

        As a result of the foregoing factors, consolidated operating income increased $23.7 million, or 4.3%, to $571.2 million (18.9% of consolidated revenues) for the year ended December 31, 2011 from $547.5 million (18.9% of consolidated revenues) for the year ended December 31, 2010. As a result of the foregoing factors, consolidated Adjusted OIBDA increased $23.8 million, or 2.6%, to $950.4 million (31.5% of consolidated revenues) for the year ended December 31, 2011 from $926.7 million (32.0% of consolidated revenues) for the year ended December 31, 2010.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $37.3 million to $242.6 million (8.1% of consolidated revenues) for the year ended December 31, 2012 from $205.3 million (6.8% of consolidated revenues) for the year ended December 31, 2011 primarily due to the issuance of $1.0 billion in aggregate principal of the 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") in August 2012 and the issuance of $400.0 million in aggregate principal amount of the 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes") in September 2011, as well as an increase in the average outstanding borrowings under our revolving credit facilities during the year ended December 31, 2012 compared to the same period in 2011. This increase was partially offset by the early retirement of $231.3 million of the 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during early 2011, as well as the early retirement of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes") and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes") in August 2012. Our weighted average interest rate was 6.5% at December 31, 2012 and 6.9% at December 31, 2011.

        Consolidated interest expense, net increased $0.7 million to $205.3 million (6.8% of consolidated revenues) for the year ended December 31, 2011 from $204.6 million (7.1% of consolidated revenues) for the year ended December 31, 2010 primarily due to the issuance of $400.0 million in aggregate principal of our 7 3/4% Notes due 2019 in September 2011, which was partially offset by the early retirement of $431.3 million of our 7 3/4% Notes due 2015 during late 2010 and early 2011.

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2011	2012
Foreign currency transaction losses (gains), net	$17,352	$10,223	$(7,129)
Debt extinguishment expense, net	993	10,628	9,635
Other, net	(5,302)	(4,789)	513

	$13,043	$16,062	$3,019

	Year Ended December 31,
			Dollar Change
	2010	2011
Foreign currency transaction losses, net	$5,664	$17,352	$11,688
Debt extinguishment expense, net	1,792	993	(799)
Other, net	1,312	(5,302)	(6,614)

	$8,768	$13,043	$4,275

        Net foreign currency transaction losses of $10.2 million, based on period-end exchange rates, were recorded in the year ended December 31, 2012. Losses were primarily a result of changes in the exchange rate of the Brazilian real, as this currency relates to our intercompany balances with and between our Brazilian subsidiaries, as well as additional losses associated with our British pound sterling and Euro denominated debt and forward foreign currency swap contracts denominated in British pounds sterling and Australian dollars. These losses were partially offset by gains resulting primarily from the change in the exchange rate of the British pound sterling, Euro and Australian dollar against the U.S. dollar compared to December 31, 2011, as it relates to our intercompany balances with and between our European and Australian subsidiaries.

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

        During the year ended December 31, 2012 we recorded a charge of approximately $10.6 million in the third quarter of 2012 related to the early extinguishment of $320.0 million of the 6 5/8% Notes and $200.0 million of the 8 3/4% Notes. This charge consists of the call premium associated with the 8 3/4% Notes and original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes. During the year ended December 31, 2011 we recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% Notes due 2015. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% Notes due 2015. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs. During the year ended December 31, 2010, we redeemed $200.0 million of the $431.3 million aggregate principal amount outstanding of the 7 3/4% Notes due 2015 at a redemption price of $1,012.92 for each one thousand dollars of principal amount of the notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1.8 million in the third quarter of 2010 related to the early extinguishment of the 7 3/4% Notes due 2015 that were redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% Notes due 2015 that were redeemed.

        Other, net in the year ended December 31, 2012 consisted primarily of $2.7 million of royalty income associated with the Digital Business, $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.3 million of gains related to certain marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net for the year ended December 31, 2011 was a gain of $5.3 million, which primarily consists of a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held in our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011. Other, net in the year ended December 31, 2010 was a $1.3 million loss. Included in the loss for the year ended December 31, 2010 was $4.7 million of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME had operated with an October 31 fiscal year-end. IME's financial results had historically been consolidated with IMI's results with a two-month lag. In order to better align our European processes with the enterprise, effective January 1, 2010, the IME fiscal year-end was changed to December 31 to match the Company's fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009. Partially offsetting this loss was $1.2 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2010, 2011 and 2012 were 50.1%, 30.2% and 38.5%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2012 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the year ended December 31, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 2.2%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2010 was a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate.

        Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains and (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed REIT conversion. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2012 decreased $62.9 million, or 25.5%, to $183.5 million (6.1% of consolidated revenues) from income from continuing operations of $246.4 million (8.2% of consolidated revenues) for the year ended December 31, 2011. The decrease in income from continuing operations is primarily due to the $37.3 million increase in interest expense, an $18.9 million increase in REIT Costs year over year, and a higher income tax provision in 2012 compared to 2011.

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2011 increased $79.7 million, or 47.8%, to $246.4 million (8.2% of consolidated revenues) from income from continuing operations of $166.7 million (5.8% of consolidated revenues)

for the year ended December 31, 2010. The increase in income from continuing operations is primarily due to the year-over-year decrease of our provision for income taxes as described above and the goodwill impairment charge recorded in fiscal year 2010 associated with our technology escrow services business, which was previously a component of our former worldwide digital business segment, partially offset by the goodwill impairment charge recorded in fiscal year 2011 associated with our Continental Western Europe reporting unit, as well as, the impact of foreign currency exchange rate fluctuations and the year-over-year change in the (gain) loss on disposal/write-down of property, plant and equipment, net.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations was $(219.4) million, $(47.4) million and $(6.8) million for the years ended December 31, 2010, 2011 and 2012, respectively. We recorded a goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $197.9 million, net of the amount allocated to the retained technology escrow services business during the year ended December 31, 2010, based on a relative fair value basis, which continues to be included in our continuing results of operations as previously discussed above. During 2011, we recorded an impairment charge of $4.9 million to write-down the long-lived assets of our New Zealand operations to its estimated net realizable value, which is included in loss from discontinued operations. Additionally, we recorded a tax benefit of $7.9 million during 2011 associated with the outside tax basis of our New Zealand operations, which is also reflected in income (loss) from discontinued operations. Additionally, in conjunction with the goodwill impairment analysis performed associated with our Continental Western Europe reporting unit, we performed an impairment test on the long-lived assets of our Italian operations in the third quarter of 2011. The undiscounted cash flows from our Italian operations were lower than the carrying value of the long-lived assets of such operations and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values of $8.0 million, and certain write-downs to property, plant and equipment (primarily racking) long-lived assets in Italy of $6.6 million in the third quarter of 2011, which are included in loss from discontinued operations. We allocated $2.5 million of the Continental Western Europe goodwill impairment charge to our Italian operations which is included in loss from discontinued operations for the year ended December 31, 2011.

        Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price and a preliminary working capital adjustment, which was subject to a customary post-closing adjustment based on the amount of working capital at closing. Autonomy disputed our calculation of the working capital adjustment in the Digital Sale Agreement and, as contemplated by the Digital Sale Agreement, the matter was referred to an independent third party accounting firm for determination of the appropriate adjustment amount. On February 22, 2013, the independent third party accounting firm issued its determination of the appropriate working capital adjustment, which was consistent with the amount we had accrued. As a result, no adjustment to the previously recorded gain on sale of discontinued operations, net of tax was required. Transaction costs relating to the Digital Sale amounted to approximately $7.4 million. Additionally, $11.1 million of inducements payable to Autonomy have been netted against the proceeds in calculating the gain on the Digital Sale. Also, a tax provision of $45.1 million associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243.9 million ($198.7 million, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. We sold our New Zealand operations on October 3, 2011 and recorded a gain on the sale of discontinued operations of approximately $1.9 million during the fourth quarter of 2011. A loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) was recorded during the year ended December 31, 2012 as a result of the sale of our Italian operations.

NONCONTROLLING INTERESTS

        For the year ended December 31, 2012, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $3.1 million. For the year ended December 31, 2011, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $4.1 million. For the year ended December 31, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $4.9 million. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Our reportable operating segments are North American Business, International Business and Corporate. See Note 9 to Notes to Consolidated Financial Statements. Our North American Business segment offers storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records, or DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code. Our International Business segment offers storage and information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and DMS. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$2,229,143	$2,198,563	$(30,580)	(1.4)%	(1.3)%	(1.3)%

Segment Adjusted OIBDA(1)	$961,973	$916,196	$(45,777)	(4.8)%	(4.6)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	43.2%	41.7%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$2,193,464	$2,229,143	$35,679	1.6%	1.2%	1.1%

Segment Adjusted OIBDA(1)	$969,505	$961,973	$(7,532)	(0.8)%	(1.2)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	44.2%	43.2%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the year ended December 31, 2012, revenue in our North American Business segment decreased 1.4% compared to the year ended December 31, 2011, primarily due to negative internal growth of 1.3%. The negative internal growth was driven by negative complementary service revenue internal growth of 12.0% in the year ended December 31, 2012 due primarily to a decrease in the price of recycled paper. The negative internal growth was also driven by negative core service internal growth of 3.1% in the year ended December 31, 2012, which was primarily a result of lower revenues from activity-based services. Partially offsetting the negative service growth was storage rental revenue internal growth of 2.1% in the year ended December 31, 2012, as a result of net price increases. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.1% for the year ended December 31, 2012. Adjusted OIBDA, as a percentage of segment revenue, decreased by 1.3% on a constant currency basis in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of the decrease in recycled paper revenue as well as $6.3 million of certain costs that were reclassified into the North American Business segment from the Corporate segment in fiscal year 2012.

        During the year ended December 31, 2011, revenue in our North American Business segment increased 1.6% over the year ended December 31, 2010, primarily due to internal growth of 1.1%. Internal growth was due to storage rental internal growth of 2.2% related to flat volume growth and net price increases, partially offset by total service internal growth of negative 0.3%. Our core service revenues were constrained by lower service and activity levels partially offset by higher fuel surcharges, yielding negative internal growth of 1.4% for the year ended December 31, 2011, while our complementary service revenue yielded 2.5% internal growth as a result of higher pricing of recycled paper, as well as improved special project and product sales. Additionally, favorable foreign currency rate changes related to the Canadian dollar resulted in increased 2011 revenue, as measured in U.S. dollars, of 0.4% for the year ended December 31, 2011. Adjusted OIBDA as a percentage of segment revenue decreased for the year ended December 31, 2011 compared to the same period in 2010 due mainly to increases in sales and marketing expenses of $27.5 million, inclusive of a planned incremental investment of $20.0 million to sustain the revenue annuity, and higher incentive compensation accruals of $20.6 million, partially offset by a constant currency increase in revenue of $26.0 million and a reduction of $16.2 million in professional fees related to productivity investments incurred in 2010 and which did not repeat in 2011.

International Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$785,560	$806,692	$21,132	2.7%	7.9%	2.8%

Segment Adjusted OIBDA(1)	$164,212	$173,620	$9,408	5.7%	9.5%

Segment Adjusted OIBDA(1) as a
Percentage of Segment Revenue	20.9%	21.5%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$698,885	$785,560	$86,675	12.4%	7.2%	4.3%

Segment Adjusted OIBDA(1)	$130,969	$164,212	$33,243	25.4%	19.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.7%	20.9%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Reported revenues in our International Business segment increased 2.7% during the year ended December 31, 2012 over the same period last year. Internal growth was 2.8% supported by solid 6.1% storage rental internal growth. Acquisitions contributed 5.1% to total reported revenue growth in the year ended December 31, 2012 primarily due to our acquisitions in Brazil and Switzerland in the second quarter of 2012. These gains were partially offset by foreign currency fluctuations in 2012, primarily in Europe, that decreased revenue, as measured in U.S. dollars, by approximately 5.2% in the year ended December 31, 2012 as compared to 2011. Adjusted OIBDA as a percentage of segment revenue increased by 60 basis points in the year ended December 31, 2012 compared to the prior year period. Increased operating income from productivity gains and disciplined cost management contributed 150 basis points of improvement in 2012 over 2011. These gains were partially offset by the costs associated with closing a facility in the United Kingdom and the impact of integration costs associated with acquisitions completed in 2012.

        Revenue in our International Business segment increased 12.4% during the year ended December 31, 2011 over 2010 due to internal growth of 4.3% and foreign currency fluctuations in 2011, primarily in Europe, which resulted in increased 2011 revenue, as measured in U.S. dollars, of approximately 5.1% as compared to 2010. Total internal revenue growth for the segment for the year ended December 31, 2011 was supported by solid 6.2% storage rental internal growth and total service internal growth of 2.3%. Acquisitions contributed 3.0% of the increase in total reported international revenues in the year ended December 31, 2011, primarily due to our acquisitions in Poland in the first quarter of 2011 and Greece in the second quarter of 2010. Adjusted OIBDA as a percentage of segment revenue increased in the year ended December 31, 2011 compared to the same period in 2010 primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management, offset by $5.9 million of additional productivity investments.

Corporate

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2010 to 2011	from 2011 to 2012	from 2010 to 2011	from 2011 to 2012
	2010	2011	2012
Segment Adjusted OIBDA(1)	$(173,798)	$(175,746)	$(177,599)	$(1,948)	$(1,853)	(1.1)%	(1.1)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.0)%	(5.8)%	(5.9)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the year ended December 31, 2012, expenses in the Corporate segment as a percentage of consolidated revenue increased 10 basis points compared to the year ended December 31, 2011, primarily due to a $13.1 million increase in stock-based compensation expense and increased professional fees associated with strategic and corporate initiatives, which was partially offset by reduced information technology expenses of $9.7 million and a $6.3 million reclassification of certain costs out of the Corporate segment and into the North American Business segment in fiscal year 2012.

        During the year ended December 31, 2011, expenses in the Corporate segment as a percentage of consolidated revenues decreased 1.1% compared to the year ended December 31, 2010.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2010	2011	2012
Cash flows from operating activities—continuing operations	$603,229	$663,514	$443,652
Cash flows from investing activities—continuing operations	(298,458)	(302,213)	(394,064)
Cash flows from financing activities—continuing operations	(379,711)	(762,670)	28,269
Cash and cash equivalents at the end of year	258,693	179,845	243,415

        Net cash provided by operating activities from continuing operations was $443.7 million for the year ended December 31, 2012 compared to $663.5 million for the year ended December 31, 2011. The 33.1% decrease resulted primarily from lower operating income combined with higher cash payments for interest (primarily related to funding our stockholder payout plan and funding of REIT Costs), incentive compensation and income taxes in the year ended December 31, 2012 compared to the same period in 2011.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the year ended December 31, 2012 amounted to $240.7 million, $125.1 million and $28.9 million, respectively. For the year ended December 31, 2012, these expenditures were funded with cash flows provided by operating activities from continuing operations. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $325.0 million in the year ending December 31, 2013. Included in our estimated capital expenditures for 2013 is approximately $75.0 million of real estate and approximately $35.0 million associated with the Conversion Plan.

        Net cash provided by financing activities from continuing operations was $28.3 million for the year ended December 31, 2012. During 2012, we received $985.0 million in net proceeds from the issuance of the 5 3/4% Notes due 2024 and $40.2 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions (1) for the early retirement of $320.0 million and $200.0 million of the 6 5/8% Notes and 8 3/4% Notes, respectively; (2) to repay borrowings under our term loan and revolving credit facilities and other debt of $113.5 million; (3) to repurchase $38.1 million of our common stock; and (4) to pay dividends in the amount of $318.8 million on our common stock (including the cash portion of the Special Dividend).

Share Repurchases and Dividends

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing price on such date.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during 2012:

	2012
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$100,701
Additional Authorizations		—
Repurchases paid	1,103,149	(34,666)
Repurchases unsettled		—

Authorization remaining as of December 31,		$66,035

(1)
Amount excludes commissions paid associated with share repurchases.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions after becoming a REIT in the form of cash and common stock. In fiscal years 2011 and 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The REIT Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits which is estimated to be approximately $1.0 billion to $1.5 billion (collectively, the "E&P Distribution"). We expect to pay the E&P Distribution in a combination of common stock and cash dividends, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700 million (the "Special Dividend") payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a portion of the E&P Distribution, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. The balance of any additional E&P Distribution will be paid out over several years beginning in 2014 based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and as such, the number of shares of common stock we issued in the Special Dividend was approximately 17.0 million and the total value of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facilities). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $375.0 million to $475.0 million in costs to support the Conversion Plan, including approximately $225.0 million to $275.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012. These tax liabilities were already reflected as long-term deferred income taxes on our consolidated balance sheet. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $123.9 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our consolidated balance sheet as of December 31, 2012. In 2013, we expect to reclassify another $41.3 million of long-term deferred income tax liabilities to current deferred income taxes. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2012, our cash and cash equivalents and restricted cash balance was $277.0 million, including money market funds and time deposits amounting to $218.6 million. A substantial portion of the money market funds is invested in U.S. Treasuries. As of December 31, 2012, we had approximately $122.8 million of our cash and cash equivalents in foreign entities (excluding foreign branches of U.S. entities). We do not intend to repatriate this cash and cash equivalents in the foreseeable future, and we intend to reinvest these funds indefinitely outside the U.S. (see Note 7 to Notes to Consolidated Financial Statements).

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2012 comprised the following (in thousands):

Revolving Credit Facility(1)	$55,500
Term Loan Facility(1)	462,500
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	242,813
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes") (3)	175,875
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,834
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	335,152
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,518
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other(4)	254,811

Total Long-term Debt	3,825,003
Less Current Portion	(92,887)

Long-term Debt, Net of Current Portion	$3,732,116

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

(4)
Includes (a) real estate mortgages of $4.3 million, (b) capital lease obligations of $235.8 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $14.7 million.

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500.0 million term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of December 31, 2012, we had $55.5 million of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2.3 million. The remaining availability under the Revolving Credit Facility on December 31, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $667.2 million. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 4.0% and 2.0%, respectively, as of December 31, 2012.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, uses EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.9 as of December 31, 2011 and 2012, respectively, compared to a maximum allowable ratio of 5.5 under the Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 5.3 as of December 31, 2011 and 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.3 as of December 31, 2011 and 2012, respectively, compared to a minimum allowable ratio of 1.2 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In August 2012, we completed an underwritten public offering of $1.0 billion in aggregate principal amount of the 5 3/4% Notes, which were issued at 100% of par. Our net proceeds of $985.0 million, after paying the underwriters' discounts and commissions, were used to redeem of all of the outstanding 6 5/8% Notes and 8 3/4% Notes and to repay existing indebtedness under our Revolving Credit Facility, and the balance will be used for general corporate purposes, including funding a portion of the costs we expect to incur in connection with the Conversion Plan.

        In August 2012, we redeemed (1) the $320.0 million aggregate principal amount outstanding of the 6 5/8% Notes at 100% of par, plus accrued and unpaid interest, and (2) the $200.0 million aggregate principal amount outstanding of the 8 3/4% Notes at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10.6 million in the third quarter of 2012 related to the early extinguishment of the 6 5/8% Notes and 8 3/4% Notes. This charge consists of the call premium, original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

Acquisitions

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a storage rental and records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79.0 million ($75.0 million, net of cash acquired). Included in the purchase price is approximately $8.0 million being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing in April 2014.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG), which provides storage rental and records management services, in a stock transaction for a cash purchase price of approximately $21.6 million.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$235,826	$47,312	$72,219	$34,906	$81,389
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,592,375	45,575	447,662	461,054	2,638,084
Interest Payments(1)	1,833,567	241,076	443,955	404,182	744,354
Operating Lease Obligations(2)	2,632,496	223,138	416,931	383,619	1,608,808
Purchase and Asset Retirement Obligations	44,821	22,683	10,094	1,043	11,001

Total(3)	$8,339,085	$579,784	$1,390,861	$1,284,804	$5,083,636

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2012; see Note 4 to Notes to Consolidated Financial Statements. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $13.8 million in total (including $4.1 million, $5.9 million, $3.1 million and $0.7 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)
The table above excludes $37.6 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. If we convert to a REIT, we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage may increase in the short-term to fund the costs of the Conversion Plan.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at December 31, 2012 to reduce future federal taxable income. We have assets for state net operating losses of $9.4 million (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $46.3 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 82%. We also have foreign tax credits of

$44.3 million, which expire in 2017 through 2020, subject to a valuation allowance of approximately 68%.

Inflation

        Certain of our expenses, such as wages and benefits, insurance, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through increased operating efficiencies and the negotiation of favorable long-term real estate leases, we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage rental or service charges.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2012, our cash and cash equivalents and restricted cash balance was $277.0 million, including money market funds and time deposits amounting to $218.6 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

Interest Rate Risk

        Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business at attractive rates, thereby helping to preserve our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 3 and 4 to Notes to Consolidated Financial Statements.

        As of December 31, 2012, we had $519.3 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2.2%, and $3,305.7 million of fixed rate debt outstanding. As of December 31, 2012, approximately 86.4% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2012 would have been reduced by approximately $4.5 million. See Note 4 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2012.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Continental Europe and Canada. Specifically, through our 150.0 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255.0 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 175.0 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. We designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $4.4 million ($2.7 million, net of tax) of foreign exchange losses related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2012. As of December 31, 2012, cumulative net gains of $10.7 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have also entered into a number of separate forward contracts to hedge our exposures to British pounds sterling and Australian dollars. As of December 31, 2012, we had an outstanding forward contract to purchase $201.2 million U.S. dollars and sell 125.0 million British pounds sterling to hedge our intercompany exposures with our European operations. As of December 31, 2012, we had an outstanding forward contract to purchase $77.3 million U.S. dollars and sell 75.0 million Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation through other expense (income), net. During the year ended December 31, 2012, there was $9.1 million in net cash disbursements included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. We recorded net losses in connection with these forward contracts of $13.0 million (including an unrealized foreign exchange loss of $1.1 million related to certain British pound sterling forward contracts and an unrealized foreign exchange loss of $0.4 million related to the Australian dollar forward contract in other expense (income), net in the accompanying statement of operations as of December 31, 2012, respectively. As of December 31, 2012, except as noted above, our currency exposures to intercompany balances are not hedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2012 functional currencies, relative to the U.S. dollar, would result in a reduction in our equity of approximately $88.8 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2012 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we determined that we did not maintain adequate and effective internal control in the area of identifying and monitoring price reduction clauses in certain U.S. government customer contracts.

        During the year ended December 31, 2012, we implemented the following changes in our internal control over financial reporting that remediated the material weakness described above:

  •
  We hired a government contract compliance specialist and additional staffing in the contracts and billing department who are specifically dedicated to government contracting;

  •
  We developed and implemented a process to appropriately identify government contracts with price reduction clauses; and

  •
  We developed and implemented procedures to track and monitor benchmark pricing in order to calculate any related price reductions required under these contracts.

        We have evaluated and tested the effectiveness of these controls as of December 31, 2012 and have determined that our previously reported material weakness has been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2013

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (our "Proxy Statement").

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

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2013

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$179,845	$243,415
Restricted cash	35,110	33,612
Accounts receivable (less allowances of $23,277 and $25,209 as of December 31, 2011 and 2012, respectively)	543,467	572,200
Deferred income taxes	43,235	10,152
Prepaid expenses and other	105,537	164,713
Assets of discontinued operations	7,256	—

Total Current Assets	914,450	1,024,092
Property, Plant and Equipment:
Property, plant and equipment	4,232,594	4,443,323
Less—Accumulated depreciation	(1,825,511)	(1,965,596)

Property, Plant and Equipment, net	2,407,083	2,477,727
Other Assets, net:
Goodwill	2,254,268	2,334,759
Customer relationships and acquisition costs	410,149	456,120
Deferred financing costs	35,798	43,850
Other	19,510	21,791

Total Other Assets, net	2,719,725	2,856,520

Total Assets	$6,041,258	$6,358,339

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$73,320	$92,887
Accounts payable	156,381	168,120
Accrued expenses	418,831	426,813
Deferred revenue	197,181	217,133
Liabilities of discontinued operations	3,317	—

Total Current Liabilities	849,030	904,953
Long-term Debt, net of current portion	3,280,268	3,732,116
Other Long-term Liabilities	53,169	62,917
Deferred Rent	97,177	97,356
Deferred Income Taxes	507,358	398,549
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 172,140,966 shares and 190,005,788 shares as of December 31, 2011 and 2012, respectively)	1,721	1,900
Additional paid-in capital	343,603	942,199
Retained earnings	902,567	185,558
Accumulated other comprehensive items, net	(2,203)	20,314

Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,149,971

Noncontrolling Interests	8,568	12,477

Total Equity	1,254,256	1,162,448

Total Liabilities and Equity	$6,041,258	$6,358,339

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Storage rental	$1,598,718	$1,682,990	$1,733,138
Service	1,293,631	1,331,713	1,272,117

Total Revenues	2,892,349	3,014,703	3,005,255
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,192,862	1,245,200	1,277,113
Selling, general and administrative	772,811	834,591	850,371
Depreciation and amortization	304,205	319,499	316,344
Intangible impairments	85,909	46,500	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(10,987)	(2,286)	4,400

Total Operating Expenses	2,344,800	2,443,504	2,448,228
Operating Income (Loss)	547,549	571,199	557,027
Interest Expense, Net (includes Interest Income of $1,785, $2,313 and $2,418 in 2010, 2011 and 2012, respectively)	204,559	205,256	242,599
Other Expense (Income), Net	8,768	13,043	16,062

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	334,222	352,900	298,366
Provision (Benefit) for Income Taxes	167,483	106,488	114,873

Income (Loss) from Continuing Operations	166,739	246,412	183,493
(Loss) Income from Discontinued Operations, Net of Tax	(219,417)	(47,439)	(6,774)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	200,619	(1,885)

Net (Loss) Income	(52,678)	399,592	174,834
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,908	4,054	3,126

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(57,586)	$395,538	$171,708

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.83	$1.27	$1.06

Total (Loss) Income from Discontinued Operations	$(1.09)	$0.79	$(0.05)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.29)	$2.03	$0.99

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.83	$1.26	$1.05

Total (Loss) Income from Discontinued Operations	$(1.09)	$0.78	$(0.05)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.29)	$2.02	$0.98

Weighted Average Common Shares Outstanding—Basic	201,991	194,777	173,604

Weighted Average Common Shares Outstanding—Diluted	201,991	195,938	174,867

Dividends Declared per Common Share	$0.3750	$0.9375	$5.1200

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2010	2011	2012
Net (Loss) Income	$(52,678)	$399,592	$174,834
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,288	(32,616)	23,186

Total Other Comprehensive Income (Loss)	2,288	(32,616)	23,186

Comprehensive (Loss) Income	(50,390)	366,976	198,020
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	5,375	3,123	3,795

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(55,765)	$363,853	$194,225

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock
				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Items, Net	Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2009	$2,150,760	203,546,757	$2,035	$1,298,657	$818,303	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,252	39,530	1,281,332	13	39,517	—	—	—
Stock options issued in connection with acquisition	1,997	—	—	1,997	—	—	—
Stock repurchases	(111,563)	(4,764,023)	(47)	(111,516)	—	—	—
Parent cash dividends declared	(75,407)	—	—	—	(75,407)	—	—
Currency translation adjustment	2,288	—	—	—	—	1,821	467
Net (loss) income	(52,678)	—	—	—	(57,586)	—	4,908
Noncontrolling interests dividends	(2,062)	—	—	—	—	—	(2,062)

Balance, December 31, 2010	1,952,865	200,064,066	2,001	1,228,655	685,310	29,482	7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $919	102,986	3,930,318	39	102,947	—	—	—
Stock repurchases	(988,318)	(31,853,418)	(319)	(987,999)	—	—	—
Parent cash dividends declared	(178,281)	—	—	—	(178,281)	—	—
Currency translation adjustment	(32,616)	—	—	—	—	(31,685)	(931)
Net income (loss)	399,592	—	—	—	395,538	—	4,054
Noncontrolling interests equity contributions	215	—	—	—	—	—	215
Noncontrolling interests dividends	(2,187)	—	—	—	—	—	(2,187)

Balance, December 31, 2011	1,254,256	172,140,966	1,721	343,603	902,567	(2,203)	8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,045	73,453	1,958,690	20	73,433	—	—	—
Shares issued in connection with special dividend (see Note 13)	—	17,009,281	170	559,840	(560,010)	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(328,707)	—	—	—	(328,707)	—	—
Currency translation adjustment	23,186	—	—	—	—	22,517	669
Net income (loss)	174,834	—	—	—	171,708	—	3,126
Noncontrolling interests equity contributions	836	—	—	—	—	—	836
Noncontrolling interests dividends	(1,722)	—	—	—	—	—	(1,722)
Purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, December 31, 2012	$1,162,448	190,005,788	$1,900	$942,199	$185,558	$20,314	$12,477

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2011	2012
Cash Flows from Operating Activities:
Net (loss) income	$(52,678)	$399,592	$174,834
Loss (Income) from discontinued operations	219,417	47,439	6,774
(Gain) Loss on sale of discontinued operations	—	(200,619)	1,885
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	278,760	290,638	280,598
Amortization (includes deferred financing costs and bond discount of $5,357, $6,318 and $6,948 in 2010, 2011 and 2012, respectively)	30,802	35,179	42,694
Intangible impairments	85,909	46,500	—
Stock-based compensation expense	17,274	17,250	30,360
Provision (Benefit) for deferred income taxes	37,666	3,389	(77,201)
Loss on early extinguishment of debt, net	1,792	993	10,628
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(10,987)	(2,286)	4,400
Foreign currency transactions and other, net	18,043	24,298	11,764
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	11,793	(20,799)	(17,964)
Prepaid expenses and other	(8,811)	5,299	(58,400)
Accounts payable	(547)	7,069	(706)
Accrued expenses and deferred revenue	(38,072)	15,629	34,995
Other assets and long-term liabilities	12,868	(6,057)	(1,009)

Cash Flows from Operating Activities-Continuing Operations	603,229	663,514	443,652
Cash Flows from Operating Activities-Discontinued Operations	21,911	(48,076)	(10,916)

Cash Flows from Operating Activities	625,140	615,438	432,736
Cash Flows from Investing Activities:
Capital expenditures	(258,849)	(209,155)	(240,683)
Cash paid for acquisitions, net of cash acquired	(13,841)	(75,246)	(125,134)
Investment in restricted cash	(35,102)	(5)	1,498
Additions to customer relationship and acquisition costs	(13,202)	(21,703)	(28,872)
Investment in joint ventures	—	(335)	(2,330)
Proceeds from sales of property and equipment and other, net	22,536	4,231	1,457

Cash Flows from Investing Activities-Continuing Operations	(298,458)	(302,213)	(394,064)
Cash Flows from Investing Activities-Discontinued Operations	(134,212)	380,721	(6,136)

Cash Flows from Investing Activities	(432,670)	78,508	(400,200)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(101,884)	(2,017,174)	(2,844,693)
Proceeds from revolving credit and term loan facilities and other debt	53,567	2,170,979	2,731,185
Early retirement of senior subordinated notes	(202,584)	(231,255)	(525,834)
Net proceeds from sales of senior subordinated notes	—	394,000	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	169	698	480
Stock repurchases	(111,563)	(984,953)	(38,052)
Parent cash dividends	(37,893)	(172,616)	(318,845)
Proceeds from exercise of stock options and employee stock purchase plan	18,225	85,742	40,244
Excess tax benefits from stock-based compensation	2,252	919	1,045
Payment of debt financing costs	—	(9,010)	(2,261)

Cash Flows from Financing Activities-Continuing Operations	(379,711)	(762,670)	28,269
Cash Flows from Financing Activities-Discontinued Operations	(1,523)	(1,138)	(39)

Cash Flows from Financing Activities	(381,234)	(763,808)	28,230
Effect of Exchange Rates on Cash and Cash Equivalents	801	(8,986)	2,804

(Decrease) Increase in Cash and Cash Equivalents	(187,963)	(78,848)	63,570
Cash and Cash Equivalents, Beginning of Period	446,656	258,693	179,845

Cash and Cash Equivalents, End of Period	$258,693	$179,845	$243,415

Supplemental Information:
Cash Paid for Interest	$226,463	$203,035	$231,936

Cash Paid for Income Taxes	$139,072	$147,998	$228,607

Non-Cash Investing and Financing Activities:
Capital Leases	$30,367	$30,090	$54,518

Accrued Capital Expenditures	$41,222	$43,696	$51,114

Dividends Payable	$37,514	$43,180	$53,042

Unsettled Purchases of Parent Common Stock	$—	$3,364	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries. We store records and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        In August 2010, we sold the domain name management product line of our digital business (the "Domain Name Product Line"). On June 2, 2011, we sold (the "Digital Sale") our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management operations in New Zealand and on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Domain Name Product Line, the Digital Business, our New Zealand operations and our Italian operations, including the gain on the sale of the Domain Name Product Line, the Digital Business and our New Zealand operations and the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 for a further discussion of these events.

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

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,110 and $33,612 as of December 31, 2011 and 2012, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  d.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit agreement and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $5,664, $17,352 and $10,223 for the years ended December 31, 2010, 2011 and 2012, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2011 and 2012, none of our derivative instruments contained credit-risk related contingent features.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Building and building improvements	5 to 40 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter
Racking	1 to 20 years
Warehouse equipment and vehicles	2 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2011	2012
Land	$172,454	$199,354
Buildings and building improvements	1,109,176	1,217,107
Leasehold improvements	474,965	461,927
Racking	1,420,180	1,481,377
Warehouse equipment/vehicles	355,951	366,754
Furniture and fixtures	79,193	81,093
Computer hardware and software	527,585	526,973
Construction in progress	93,090	108,738

	$4,232,594	$4,443,323

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the years ended December 31, 2010, 2011 and 2012, we wrote-off $0, $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business segment) and $1,110 associated with our North American Business segment, respectively, of previously deferred software costs associated with internal

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment, net in the accompanying consolidated statement of operations.

        Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through depreciation expense such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2011	2012
Asset Retirement Obligations, beginning of the year	$9,465	$10,116
Liabilities Incurred	300	389
Liabilities Settled	(774)	(785)
Accretion Expense	1,327	1,056
Change in Probability Adjustment	(176)	—
Foreign Currency Exchange Movement	(26)	206

Asset Retirement Obligations, end of the year	$10,116	$10,982

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2010, 2011 and 2012 and noted no impairment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

goodwill at those dates. However, as a result of interim triggering events as discussed below, we recorded provisional goodwill impairment charges in each of the third quarters of 2010 and 2011 in conjunction with the Digital Sale and associated with our Continental Western Europe (as defined below) operations, respectively. These provisional goodwill impairment charges were finalized in the fourth quarters of the 2010 and 2011 fiscal years, respectively. As of December 31, 2012, no factors were identified that would alter our October 1, 2012 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        As discussed in Note 14, we recorded a goodwill impairment charge in 2010 associated with our former worldwide digital business reporting unit. For the year ended December 31, 2010, we allocated $85,909 of this charge to the technology escrow services business based on a relative fair value basis. This charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations as we retained this business following the Digital Sale. Our technology escrow services business had previously been reported in the former worldwide digital business segment and is now reported in the North American Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded at that time that we had three reporting units within our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Continental Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Continental Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Continental Western Europe and Central Europe reporting units and noted no impairment, except for our Italian operations, which was included in our Continental Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 14. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Continental Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46,500 included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011. A tax benefit of approximately $5,449 was recorded associated with the Continental Western Europe goodwill impairment charge for the year ended December 31, 2011 and is included in the provision (benefit) for income taxes from continuing operations in the accompanying

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

consolidated statement of operations. See Note 14 for the portion of the charge allocated to our Italian operations based on a relative fair value basis.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: (1) North America; (2) UKI; (3) Continental Western Europe; (4) Central Europe; (5) Latin America; (6) Australia; and (7) our China, Hong Kong, India, Russia, Singapore and Ukraine joint ventures (collectively, "Worldwide Joint Ventures"). As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748,879, $306,150, $46,439, $63,781, $27,322 and $61,697 for North America, UKI, Continental Western Europe, Central Europe, Latin America and Australia, respectively. Our Worldwide Joint Ventures reporting unit had no goodwill as of December 31, 2011.

        In 2012, we reorganized the management and reporting structure of our international operations. As a result of the management and reporting changes, we concluded that we have the following six reporting units: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762,307, $365,303, $87,492, $56,893 and $62,764 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2012 that exceeded their carrying values by greater than 30%.

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

DECEMBER 31, 2012

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2011 and 2012 is as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2010	$2,012,049	$542,379	$2,554,428
Deductible goodwill acquired during the year	1,398	—	1,398
Non-deductible goodwill acquired during the year	—	35,207	35,207
Fair value and other adjustments(1)	2,161	(865)	1,296
Currency effects	(5,367)	(12,677)	(18,044)

Gross Balance as of December 31, 2011	2,010,241	564,044	2,574,285
Deductible goodwill acquired during the year	7,605	32,609	40,214
Non-deductible goodwill acquired during the year	—	18,079	18,079
Currency effects	6,125	16,796	22,921

Gross Balance as of December 31, 2012	$2,023,971	$631,528	$2,655,499

Accumulated Amortization Balance as of December 31, 2010	$261,629	$13,238	$274,867
Goodwill impairment	—	46,500	46,500
Currency effects	(267)	(1,083)	(1,350)

Accumulated Amortization Balance as of December 31, 2011	261,362	58,655	320,017
Currency effects	302	421	723

Accumulated Amortization Balance as of December 31, 2012	$261,664	$59,076	$320,740

Net Balance as of December 31, 2010	$1,750,420	$529,141	$2,279,561

Net Balance as of December 31, 2011	$1,748,879	$505,389	$2,254,268

Net Balance as of December 31, 2012	$1,762,307	$572,452	$2,334,759

Accumulated Goodwill Impairment Balance as of December 31, 2011	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of December 31, 2012	$85,909	$46,500	$132,409

(1)
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

DECEMBER 31, 2012
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

        Consolidated gain on disposal/write-down of property, plant and equipment, net of $10,987 in the year ended December 31, 2010 consisted primarily of a gain of approximately $10,200 as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3,200 in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Business segment of approximately $1,300 in the United Kingdom, offset by approximately $1,000 of asset write-downs associated with our Latin American operations and approximately $2,600 of impairment losses primarily related to certain owned facilities in North America. Consolidated gain on disposal/write-down of property, plant and equipment, net of $2,286 in the year ended December 31, 2011 consisted primarily of a gain of approximately $3,200 related to the disposition of a facility in Canada and a gain of approximately $3,000 on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment, offset by a loss associated with discontinued use of certain third-party software licenses of approximately $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business segment). Consolidated loss on disposal/write-down of property, plant and equipment, net was $4,400 in the year ended December 31, 2012 and consisted primarily of approximately $5,500, $1,900 and $500 of asset write-offs in Europe, North America and Latin America, respectively, partially offset by approximately $3,500 of gains associated with the sale of leased vehicles in North America.

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts are capitalized. Initial costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2012), and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 10 years (weighted average of five years at December 31, 2012) to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

which represents the majority of the balance, are amortized over periods ranging from eight to 30 years (weighted average of 19 years at December 31, 2012). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from one to 10 years (weighted average of seven years at December 31, 2012).

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2011	2012
Customer relationship and acquisition costs	$593,901	$685,898
Other intangible assets (included in other assets, net)	6,761	9,778
Accumulated Amortization
Customer relationship and acquisition costs	$183,752	$229,778
Other intangible assets (included in other assets, net)	4,899	5,875

        The amortization expense for the years ended December 31, 2010, 2011 and 2012 are as follows:

	Year Ended December 31,
	2010	2011	2012
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	$24,435	$27,900	$34,806
Amortization expense offsetting revenues	9,710	10,100	10,784
Other intangible assets:
Amortization expense included in depreciation and amortization	1,010	961	940

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $6,823, $6,366, $6,211, $5,146 and $4,077 for 2013, 2014, 2015, 2016 and 2017, respectively) for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2013	$37,582	$6,194
2014	36,861	4,556
2015	36,304	3,651
2016	35,187	2,662
2017	32,092	2,169

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2011 and 2012, gross carrying amount of deferred financing costs was $54,826 and $63,649, respectively, and accumulated amortization of those costs was $19,028 and $19,799, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

  k.
  Prepaid Expenses and Accrued Expenses

        Prepaid expenses and accrued expenses with items greater than 5% of total current assets and liabilities shown separately, respectively, consist of the following:

	December 31,
	2011	2012
Income tax receivable	$17,174	$68,312
Other	88,363	96,401

Prepaid expenses	$105,537	$164,713

	December 31,
	2011	2012
Interest	$59,268	$64,227
Payroll and vacation	75,384	80,931
Incentive compensation	62,550	63,828
Dividend	43,180	53,042
Self-insured liabilities (Note 10.b.)	39,358	34,806
Other	139,091	129,979

Accrued expenses	$418,831	$426,813

  l.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our complementary services revenues

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage rental or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

  m.
  Rent Normalization

        We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected as a liability in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a deferred rent liability or other long-term asset and is being amortized over the remaining lives of the respective leases.

  n.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012 was $20,378, including $3,104 in discontinued operations, ($15,672 after tax or $0.08 per basic and diluted share), $17,510, including $260 in discontinued operations, ($8,834 after tax or $0.05 per basic and diluted share) and $30,360 ($23,437 after tax or $0.14 per basic and $0.13 per diluted share), respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Year Ended December 31,
	2010	2011	2012
Cost of sales (excluding depreciation and amortization)	$730	$914	$1,392
Selling, general and administrative expenses	16,544	16,336	28,968

Total stock-based compensation	$17,274	$17,250	$30,360

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the consolidated statements of cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $2,252, $919 and $1,045 for the years ended December 31, 2010, 2011 and 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated sooner. As of December 31, 2012, ten-year vesting options represent 9.3% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is terminated sooner. As of December 31, 2012, three-year vesting options represent 14.4% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        In December 2008, we amended each of the Iron Mountain Incorporated 2002 Stock Incentive Plan, the Iron Mountain Incorporated 1997 Stock Option Plan and the LiveVault Corporation 2001 Stock Incentive Plan (each a "Plan" and, collectively, the "Plans") to provide that any unvested options and other awards granted under each respective Plan shall vest immediately should an employee be terminated by the Company, or terminate his or her own employment for good reason (as defined in each Plan), in connection with a vesting change in control (as defined in each Plan). The Mimosa Systems, Inc. 2009 Equity Incentive Plan and the Mimosa Systems, Inc. 2003 Stock Plan were similarly amended in June 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A total of 38,917,411 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2012 was 6,801,350.

        The weighted average fair value of options granted in 2010, 2011 and 2012 was $7.71, $7.42 and $7.00 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2010	2011	2012
Expected volatility	32.8%	33.4%	33.8%
Risk-free interest rate	2.48%	2.40%	1.24%
Expected dividend yield	1.2%	3%	3%
Expected life	6.4 Years	6.3 Years	6.3 Years

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

        A summary of option activity for the year ended December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,118,458	$25.73
Granted	21,472	25.76
Issued in connection with special dividend	856,019	N/A
Exercised	(1,772,947)	21.53
Forfeited	(271,462)	22.74
Expired	(43,438)	28.49

Outstanding at December 31, 2012	5,908,102	$23.39	5.88	$45,908

Options exercisable at December 31, 2012	3,748,668	$23.42	5.11	$29,251

Options expected to vest	2,021,352	$23.35	7.26	$15,572

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Aggregate intrinsic value of stock options exercised	$12,063	$37,901	$15,859

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three to five year vesting period. As a result of an amendment to our RSUs approved by our Compensation Committee of our board of directors in October 2012, all RSUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $1,378 of cash dividends on RSUs for the year ended December 31, 2012. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSUs activity for the year ended December 31, 2012 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	610,951	$28.85
Granted	898,093	30.08
Issued in connection with special dividend	122,589	N/A
Vested	(286,931)	28.91
Forfeited	(41,038)	27.51

Non-vested at December 31, 2012	1,303,664	$29.89

        The total fair value of restricted stock vested for the years ended December 31, 2010, 2011 and 2012 was $13, $13 and $1, respectively. No RSUs vested during 2010. The total fair value of RSUs vested for the years ended December 31, 2011 and 2012 was $931 and $8,296, respectively.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned is determined based on our performance against predefined targets, which for grants of PUs made in 2011 and 2012 were calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned is determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to cliff vesting, three years from

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

the date of the original PU grant. Additionally, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (3) a maximum of three years. As a result of an amendment to our PUs approved by our Compensation Committee of our board of directors in October 2012, all PUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the vesting date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $369 of cash dividends on PUs for the year ended December 31, 2012.

        In 2011 and 2012, we issued 154,239 and 221,781 PUs, respectively. During the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. No PUs vested during 2011. The total fair value of earned PUs that vested during the year ended December 31, 2012 was $4,285. As of December 31, 2012, we expected 98.2% achievement of the predefined revenue and ROIC targets associated with the grants made in 2012.

        A summary of PU activity for the year ended December 31, 2012 is as follows:

	PUs Original Awards	PUs Adjustment(1)	Total PUs Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	112,749	—	112,749	$29.37
Granted	221,781	12,012	233,793	29.48
Issued in connection with special dividend	32,495	1,392	33,887	N/A
Vested	(124,914)	(17,851)	(142,765)	30.01
Forfeited	(6,018)	—	(6,018)	28.63

Non-vested at December 31, 2012	236,093	(4,447)	231,646	$29.12

(1)
Represents the additional number of PUs based on either (a) the final performance criteria achievement at the end of the one-year performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 and the number of shares available for purchase under the ESPP was increased to 3,487,500. For the years ended December 31, 2010, 2011 and 2012, there were 257,381 shares, 154,559 shares and 151,285 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at December 31, 2012 was 279,226.

        As of December 31, 2012, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $44,255 and is expected to be recognized over a weighted-average period of 2.2 years.

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

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2010	2011	2012
Income (Loss) from continuing operations	$166,739	$246,412	$183,493

Total (loss) income from discontinued operations (see Note 14)	$(219,417)	$153,180	$(8,659)

Net (loss) income attributable to Iron Mountain Incorporated	$(57,586)	$395,538	$171,708

Weighted-average shares—basic	201,991,000	194,777,000	173,604,000
Effect of dilutive potential stock options	—	1,060,477	914,308
Effect of dilutive potential restricted stock, RSUs and PUs	—	100,136	349,128

Weighted-average shares—diluted	201,991,000	195,937,613	174,867,436

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.83	$1.27	$1.06

Total (loss) income from discontinued operations (see Note 14)	$(1.09)	$0.79	$(0.05)

Net (loss) income attributable to Iron Mountain Incorporated—basic	$(0.29)	$2.03	$0.99

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.83	$1.26	$1.05

Total (loss) income from discontinued operations (see Note 14)	$(1.09)	$0.78	$(0.05)

Net (loss) income attributable to Iron Mountain Incorporated—diluted	$(0.29)	$2.02	$0.98

Antidilutive stock options, RSUs and PUs, excluded from the calculation	9,305,328	3,973,760	1,286,150

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
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

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2010	$19,595	$42,204	$11,801	$(481)	$(52,372)	$20,747
2011	20,747	39,343	9,506	(205)	(46,114)	23,277
2012	23,277	39,723	8,323	977	(47,091)	25,209

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
  s.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2011 and 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund and five global banks and two "Triple A" rated money market funds, respectively, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2011 and 2012, our cash and cash equivalents and restricted cash balance was $214,955 and $277,027, respectively, including money market funds and time deposits amounting to $181,823 and $218,629, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2012, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$68,800	$—		$68,800		$—
Time Deposits(1)	149,829	—		149,829		—
Trading Securities	11,071	10,525	(2)	546	(1)	—
Derivative Liabilities(3)	1,522	—		1,522		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2010, 2011 and 2012, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.g.

  u.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2011 and 2012, the fair value of the money market and mutual funds included in this trust amounted to $9,124 and $11,071, respectively, and were included in prepaid expenses and other in the accompanying consolidated balance sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying consolidated statement of operations realized and unrealized net gains of $1,221, net losses of $321 and net gains of $1,292 for the years ended December 31, 2010, 2011 and 2012, respectively.

  v.
  Investments

        As of December 31, 2012, we have investments in joint ventures, including noncontrolling interests, in Iron Mountain A/S of 32% (Denmark) and in Kelman Technologies Inc. of 25% (U.S. and Canada). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31, 2011 and 2012, the carrying value related to our equity investments was $3,499 and $398, respectively, included in other assets in the accompanying consolidated balance sheets. Additionally, we have a 4% investment in Crossroads Systems, Inc. (U.S.) and its carrying value as of December 31, 2012 was $1,672.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  w.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December 31, 2011 and 2012.

  x.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2010	2011	2012
Foreign currency transaction losses (gains), net	$5,664	$17,352	$10,223
Debt extinguishment expense, net	1,792	993	10,628
Other, net	1,312	(5,302)	(4,789)

	$8,768	$13,043	$16,062

3. Derivative Instruments and Hedging Activities

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of December 31, 2012, we had (1) an outstanding forward contract to purchase $201,159 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $77,250 U.S. dollars and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the years ended December 31, 2010, 2011 and 2012, there was $2,030 in net cash receipts, $1,092 in net cash disbursements and $9,116 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2011 and 2012 and their gains and losses for the years ended December 31, 2010, 2011 and 2012:

	Asset Derivatives
	December 31,
	2011		2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$2,803	Prepaid expenses and other	$—

Total		$2,803		$—

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

	Liability Derivatives
	December 31,
	2011		2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$435	Accrued expenses	$1,522

Total		$435		$1,522

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2011	2012
Foreign exchange contracts	Other expense (income), net	$2,025	$(1,209)	$13,007

Total		$2,025	$(1,209)	$13,007

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2010, 2011 and 2012, we designated on average 74,750, 86,750 and 101,167 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $7,392 ($4,620, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2010. We recorded foreign exchange gains of $8,634 ($5,411, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2011. We recorded foreign exchange losses of $4,408 ($2,668, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2012. As of December 31, 2012, cumulative net gains of $10,722, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt

        Long-term debt comprised the following:

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$96,000	$96,000	$55,500	$55,500
Term Loan Facility(1)	487,500	487,500	462,500	462,500
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	233,115	233,115	242,813	242,813
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	318,025	320,400	—	—
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	171,273	174,698	175,875	181,591
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000	209,000	—	—
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,806	47,607	49,834	56,052
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	328,750	312,352	335,152	341,753
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	422,750	400,000	451,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	313,313	300,000	317,250
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,346	586,438	548,518	610,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	—	—	1,000,000	1,012,500
Real Estate Mortgages, Capital Leases and Other(5)	220,773	220,773	254,811	254,811

Total Long-term Debt	3,353,588		3,825,003
Less Current Portion	(73,320)		(92,887)

Long-term Debt, Net of Current Portion	$3,280,268		$3,732,116

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Corporation ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates, which are subject to change based on our consolidated leverage ratio, as of December 31, 2011 and 2012, respectively).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt (Continued)

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2011 and 2012, respectively.

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

(5)
Includes (a) real estate mortgages of $5,232 and $4,305 as of December 31, 2011 and 2012, respectively, which bear interest at rates ranging from 4.6% to 5.5% and are payable in various installments through 2021, (b) capital lease obligations of $207,300 and $235,826 as of December 31, 2011 and 2012, respectively, which bear a weighted average interest rate of 5.2% as of December 31, 2012 and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $8,241 and $14,680 as of December 31, 2011 and 2012, respectively, and bear a weighted average interest rate of 16.2% as of December 31, 2012. We believe The fair value of this debt approximates its carrying value.
  a.
  Revolving Credit Facility and Term Loan

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited ("IME"), Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros; (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars; and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt (Continued)

installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of December 31, 2012, we had $55,500 of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2,321. The remaining availability under the Revolving Credit Facility on December 31, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $667,179. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 4.0% and 2.0%, respectively, as of December 31, 2012. For the years ended December 31, 2010, 2011 and 2012, we recorded commitment fees and letters of credit fees of $2,399, $2,123 and $2,306, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.9 as of December 31, 2011 and 2012, respectively, compared to a maximum allowable ratio of 5.5 under the Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 5.3 as of December 31, 2011 and 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.3 as of December 31, 2011 and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt (Continued)

2012, respectively, compared to a minimum allowable ratio of 1.2 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

  b.
  Notes Issued under Indentures

        As of December 31, 2012, we had eight series of senior subordinated notes issued under various indentures, seven of which are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement:

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

  •
  $550,000 principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 8 3/8% per annum, payable semi-annually in arrears on February 15 and August 15; and

  •
  $1,000,000 principal amount of notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15.

        The Parent Notes and the Subsidiary Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by the Guarantors. These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior subordinated notes. Additionally, IMI guarantees the Subsidiary Notes. Canada Company does not guarantee the Parent Notes.

        In August 2012, we completed an underwritten public offering of $1,000,000 in aggregate principal amount of the 5 3/4% Notes, which were issued at 100% of par. Our net proceeds of $985,000, after paying the underwriters' discounts and commissions, were used to redeem all of the outstanding 6 5/8% Notes and 8 3/4% Notes and to repay existing indebtedness under our Revolving Credit Facility, and the balance will be used for general corporate purposes, including funding a portion of the costs we expect to incur in connection with our proposed conversion to a real estate investment trust ("REIT").

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt (Continued)

        In August 2012, we redeemed (1) the $320,000 aggregate principal amount outstanding of the 6 5/8% Notes at 100% of par, plus accrued and unpaid interest, and (2) the $200,000 aggregate principal amount outstanding of the 8 3/4% Notes at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10,628 in the third quarter of 2012 related to the early extinguishment of the 6 5/8% Notes and 8 3/4% Notes. This charge consists of the call premium, original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

        We recorded a charge of $1,843 to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. In September 2010, we redeemed $200,000 of the $431,255 aggregate principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") at a redemption price of $1,012.92 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1,792 in the third quarter of 2010 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to our 7 3/4% Notes due 2015 that were redeemed. In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of our 7 3/4% Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015 that were redeemed.

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

        The following table presents the various redemption dates and prices of the senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	7 1/4% Notes April 15,	7 1/2% Notes March 15,	8% Notes October 15,	6 3/4% Notes October 15,	7 3/4% Notes October 1,	8% Notes June 15,	8 3/8% Notes August 15,	5 3/4% Notes August 15,
2012	100.000%	103.750%	102.667%	102.250%	—	—	—	—
2013	100.000%	102.500%	101.333%	101.125%	—	104.000%	—	—
2014	100.000%	101.250%	100.000%	100.000%	—	102.667%	104.188%	—
2015	—	100.000%	100.000%	100.000%	103.875%	101.333%	102.792%	—
2016	—	100.000%	100.000%	100.000%	101.938%	100.000%	101.396%	—
2017	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	102.875%
2018	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	101.917%
2019	—	—	—	—	100.000%	100.000%	100.000%	100.958%
2020	—	—	—	—	—	100.000%	100.000%	100.000%

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

4. Debt (Continued)

        Prior to June 15, 2013, the 8% Notes due 2020 are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2014, the 8 3/8% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to October 1, 2015, the 7 3/4% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2017, the 5 3/4% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

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

        Maturities of long-term debt are as follows:

Year	Amount
2013	$92,887
2014	357,370
2015	162,511
2016	302,014
2017	193,946
Thereafter	2,719,473

3,828,201
Net Premiums (Discounts)	(3,198)

Total Long-term Debt (including current portion)	$3,825,003

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$3,428	$10,750	$68,907	$96,760	$—	$179,845
Restricted Cash	35,110	—	—	—	—	35,110
Accounts Receivable	—	334,658	40,115	168,694	—	543,467
Intercompany Receivable	905,451	—	4,639	—	(910,090)	—
Assets of Discontinued Operations	—	—	—	7,256	—	7,256
Other Current Assets	2,016	103,899	3,323	40,538	(1,004)	148,772

Total Current Assets	946,005	449,307	116,984	313,248	(911,094)	914,450
Property, Plant and Equipment, Net	1,490	1,480,785	200,755	724,053	—	2,407,083
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	928,182	1,000	2,961	15,010	(947,153)	—
Investment in Subsidiaries	1,828,712	1,579,399	17,397	—	(3,425,508)	—
Goodwill	—	1,529,359	196,989	527,920	—	2,254,268
Other	27,226	240,557	9,804	187,870	—	465,457

Total Other Assets, Net	2,784,120	3,350,315	227,151	730,800	(4,372,661)	2,719,725

Total Assets	$3,731,615	$5,280,407	$544,890	$1,768,101	$(5,283,755)	$6,041,258

Liabilities and Equity
Intercompany Payable	$—	$856,808	$—	$53,282	$(910,090)	$—
Current Portion of Long-term Debt	658	46,967	2,658	23,037	—	73,320
Total Other Current Liabilities	100,921	453,648	31,407	187,421	(1,004)	772,393
Liabilities of Discontinued Operations	—	—	—	3,317	—	3,317
Long-term Debt, Net of Current Portion	2,378,040	630,118	185,953	86,157	—	3,280,268
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	946,153	—	—	(947,153)	—
Other Long-term Liabilities	5,308	528,897	31,418	92,081	—	657,704
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,817,816	293,454	1,314,238	(3,425,508)	1,245,688
Noncontrolling Interests	—	—	—	8,568	—	8,568

Total Equity	1,245,688	1,817,816	293,454	1,322,806	(3,425,508)	1,254,256

Total Liabilities and Equity	$3,731,615	$5,280,407	$544,890	$1,768,101	$(5,283,755)	$6,041,258

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$13,472	$103,500	$126,443	$—	$243,415
Restricted Cash	33,612	—	—	—	—	33,612
Accounts Receivable	—	338,455	44,363	189,382	—	572,200
Intercompany Receivable	1,055,593	—	5,781	—	(1,061,374)	—
Other Current Assets	48	121,933	5,720	47,164	—	174,865

Total Current Assets	1,089,253	473,860	159,364	362,989	(1,061,374)	1,024,092
Property, Plant and Equipment, Net	1,305	1,500,309	203,909	772,204	—	2,477,727
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,070,930	1,000	4,136	—	(1,076,066)	—
Investment in Subsidiaries	1,941,540	1,688,000	18,422	—	(3,647,962)	—
Goodwill	—	1,536,964	202,282	595,513	—	2,334,759
Other	37,909	261,950	10,622	211,394	(114)	521,761

Total Other Assets, Net	3,050,379	3,487,914	235,462	806,907	(4,724,142)	2,856,520

Total Assets	$4,140,937	$5,462,083	$598,735	$1,942,100	$(5,785,516)	$6,358,339

Liabilities and Equity
Intercompany Payable	$—	$942,547	$—	$118,827	$(1,061,374)	$—
Current Portion of Long-term Debt	—	70,870	2,799	19,218	—	92,887
Total Other Current Liabilities	111,536	469,249	31,015	200,266	—	812,066
Long-term Debt, Net of Current Portion	2,876,317	568,205	193,181	94,413	—	3,732,116
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,066,823	—	8,243	(1,076,066)	—
Other Long-term Liabilities	2,113	417,972	38,745	100,106	(114)	558,822
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,926,417	332,995	1,388,550	(3,647,962)	1,149,971
Noncontrolling Interests	—	—	—	12,477	—	12,477

Total Equity	1,149,971	1,926,417	332,995	1,401,027	(3,647,962)	1,162,448

Total Liabilities and Equity	$4,140,937	$5,462,083	$598,735	$1,942,100	$(5,785,516)	$6,358,339

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,113,674	$110,768	$374,276	$—	$1,598,718
Service	—	836,443	113,498	343,690	—	1,293,631

Total Revenues	—	1,950,117	224,266	717,966	—	2,892,349
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	746,479	86,352	360,031	—	1,192,862
Selling, General and Administrative	68	516,664	36,587	219,492	—	772,811
Depreciation and Amortization	223	201,534	18,818	83,630	—	304,205
Intangible Impairments	—	84,611	—	1,298	—	85,909
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,039)	196	(10,144)	—	(10,987)

Total Operating Expenses	291	1,548,249	141,953	654,307	—	2,344,800

Operating (Loss) Income	(291)	401,868	82,313	63,659	—	547,549
Interest Expense (Income), Net	194,689	(41,770)	44,898	6,742	—	204,559
Other (Income) Expense, Net	(22,662)	(1,882)	18	33,294	—	8,768

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(172,318)	445,520	37,397	23,623	—	334,222
Provision (Benefit) for Income Taxes	—	151,329	11,142	5,012	—	167,483
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(114,732)	(35,947)	(1,508)	—	152,187	—

(Loss) Income from Continuing Operations	(57,586)	330,138	27,763	18,611	(152,187)	166,739
(Loss) Income from Discontinued Operations, Net of Tax	—	(215,479)	—	(3,938)	—	(219,417)

Net (Loss) Income	(57,586)	114,659	27,763	14,673	(152,187)	(52,678)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,908	—	4,908

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(57,586)	$114,659	$27,763	$9,765	$(152,187)	$(57,586)

Net (Loss) Income	$(57,586)	$114,659	$27,763	$14,673	$(152,187)	$(52,678)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,620	(6,177)	12,174	(8,329)	—	2,288
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(2,799)	3,224	621	—	(1,046)	—

Total Other Comprehensive Income (Loss)	1,821	(2,953)	12,795	(8,329)	(1,046)	2,288

Comprehensive (Loss) Income	(55,765)	111,706	40,558	6,344	(153,233)	(50,390)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	5,375	—	5,375

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(55,765)	$111,706	$40,558	$969	$(153,233)	$(55,765)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,132,743	$120,476	$429,771	$—	$1,682,990
Service	—	833,652	115,973	382,088	—	1,331,713

Total Revenues	—	1,966,395	236,449	811,859	—	3,014,703
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	2,000	760,300	91,249	391,651	—	1,245,200
Selling, General and Administrative	(1,885)	548,848	38,965	248,663	—	834,591
Depreciation and Amortization	457	192,551	18,685	107,806	—	319,499
Intangible Impairments	—	—	—	46,500	—	46,500
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,120)	(420)	(746)	—	(2,286)

Total Operating Expenses	572	1,500,579	148,479	793,874	—	2,443,504

Operating (Loss) Income	(572)	465,816	87,970	17,985	—	571,199
Interest Expense (Income), Net	173,738	(24,055)	44,559	11,014	—	205,256
Other (Income) Expense, Net	(3,944)	7,561	315	9,111	—	13,043

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(170,366)	482,310	43,096	(2,140)	—	352,900
Provision (Benefit) for Income Taxes	—	86,139	20,681	(332)	—	106,488
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(565,904)	18,569	(4,545)	—	551,880	—

Income (Loss) from Continuing Operations	395,538	377,602	26,960	(1,808)	(551,880)	246,412
(Loss) Income from Discontinued Operations, Net of Tax	—	(17,350)	—	(30,089)	—	(47,439)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	198,735	—	1,884	—	200,619

Net Income (Loss)	395,538	558,987	26,960	(30,013)	(551,880)	399,592
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,054	—	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$395,538	$558,987	$26,960	$(34,067)	$(551,880)	$395,538

Net Income (Loss)	$395,538	$558,987	$26,960	$(30,013)	$(551,880)	$399,592
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,412	(97)	(6,831)	(31,100)	—	(32,616)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(37,097)	(36,443)	979	—	72,561	—

Total Other Comprehensive (Loss) Income	(31,685)	(36,540)	(5,852)	(31,100)	72,561	(32,616)

Comprehensive Income (Loss)	363,853	522,447	21,108	(61,113)	(479,319)	366,976
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,123	—	3,123

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$363,853	$522,447	$21,108	$(64,236)	$(479,319)	$363,853

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,156,681	$124,370	$452,087	$—	$1,733,138
Service	—	784,068	115,746	372,303	—	1,272,117

Total Revenues	—	1,940,749	240,116	824,390	—	3,005,255
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	761,092	97,436	418,585	—	1,277,113
Selling, General and Administrative	220	591,092	35,554	223,505	—	850,371
Depreciation and Amortization	320	192,304	18,601	105,119	—	316,344
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(966)	(122)	5,488	—	4,400

Total Operating Expenses	540	1,543,522	151,469	752,697	—	2,448,228

Operating (Loss) Income	(540)	397,227	88,647	71,693	—	557,027
Interest Expense (Income), Net	196,423	(17,117)	45,826	17,467	—	242,599
Other Expense (Income), Net	32,161	(3,842)	(53)	(12,204)	—	16,062

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(229,124)	418,186	42,874	66,430	—	298,366
Provision (Benefit) for Income Taxes	—	86,549	14,715	13,609	—	114,873
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(400,832)	(73,625)	(591)	—	475,048	—

Income (Loss) from Continuing Operations	171,708	405,262	28,750	52,821	(475,048)	183,493
Income (Loss) from Discontinued Operations, Net of Tax	—	430	—	(7,204)	—	(6,774)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	171,708	405,692	28,750	43,732	(475,048)	174,834
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,126	—	3,126

Net Income (Loss) Attributable to Iron Mountain Incorporated	$171,708	$405,692	$28,750	$40,606	$(475,048)	$171,708

Net Income (Loss)	$171,708	$405,692	$28,750	$43,732	$(475,048)	$174,834
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,668)	(212)	7,578	18,488	—	23,186
Equity in Other Comprehensive Income (Loss) of Subsidiaries	25,185	25,421	434	—	(51,040)	—

Total Other Comprehensive Income (Loss)	22,517	25,209	8,012	18,488	(51,040)	23,186

Comprehensive Income (Loss)	194,225	430,901	36,762	62,220	(526,088)	198,020
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,795	—	3,795

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$194,225	$430,901	$36,762	$58,425	$(526,088)	$194,225

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(162,478)	$698,033	$45,232	$82,727	$—	$663,514
Cash Flows from Operating Activities-Discontinued Operations	—	(47,166)	—	(910)	—	(48,076)

Cash Flows from Operating Activities	(162,478)	650,867	45,232	81,817	—	615,438
Cash Flows from Investing Activities:
Capital expenditures	—	(114,768)	(14,155)	(80,232)	—	(209,155)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,810)	—	(75,246)
Intercompany loans to subsidiaries	1,469,788	(83,385)	—	—	(1,386,403)	—
Investment in subsidiaries	(12,595)	(12,595)	—	—	25,190	—
Investment in restricted cash	(5)	—	—	—	—	(5)
Additions to customer relationship and acquisition costs	—	(15,700)	(462)	(5,541)	—	(21,703)
Investment in joint ventures	—	—	—	(335)	—	(335)
Proceeds from sales of property and equipment and other, net	—	363	66	3,802	—	4,231

Cash Flows from Investing Activities-Continuing Operations	1,457,188	(231,463)	(14,609)	(152,116)	(1,361,213)	(302,213)
Cash Flows from Investing Activities-Discontinued Operations	—	371,365	—	9,356	—	380,721

Cash Flows from Investing Activities	1,457,188	139,902	(14,609)	(142,760)	(1,361,213)	78,508
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,458,628)	(90,752)	(71,594)	—	(2,017,174)
Proceeds from revolving credit and term loan facilities and other debt	—	2,014,500	89,838	66,641	—	2,170,979
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Net proceeds from sale of senior subordinated notes	394,000	—	—	—	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	698	—	698
Intercompany loans from parent	—	(1,461,888)	5,429	70,056	1,386,403	—
Equity contribution from parent	—	12,595	—	12,595	(25,190)	—
Stock repurchases	(984,953)	—	—	—	—	(984,953)
Parent cash dividends	(172,616)	—	—	—	—	(172,616)
Proceeds from exercise of stock options and employee stock purchase plan	85,742	—	—	—	—	85,742
Excess tax benefits from stock-based compensation	919	—	—	—	—	919
Payment of debt financing costs	(828)	(8,182)	—	—	—	(9,010)

Cash Flows from Financing Activities-Continuing Operations	(1,305,191)	(901,603)	4,515	78,396	1,361,213	(762,670)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(1,138)	—	(1,138)

Cash Flows from Financing Activities	(1,305,191)	(901,603)	4,515	77,258	1,361,213	(763,808)
Effect of exchange rates on cash and cash equivalents	—	—	(3,883)	(5,103)	—	(8,986)

(Decrease) Increase in cash and cash equivalents	(10,481)	(110,834)	31,255	11,212	—	(78,848)
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$3,428	$10,750	$68,907	$96,760	$—	$179,845

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(195,478)	$496,542	$48,037	$94,551	$—	$443,652
Cash Flows from Operating Activities-Discontinued Operations	—	(8,814)	—	(2,102)	—	(10,916)

Cash Flows from Operating Activities	(195,478)	487,728	48,037	92,449	—	432,736
Cash Flows from Investing Activities:
Capital expenditures	—	(134,852)	(10,829)	(95,002)	—	(240,683)
Cash paid for acquisitions, net of cash acquired	—	(28,126)	—	(97,008)	—	(125,134)
Intercompany loans to subsidiaries	88,376	(110,142)	—	—	21,766	—
Investment in subsidiaries	(37,572)	(37,572)	—	—	75,144	—
Investment in restricted cash	1,498	—	—	—	—	1,498
Additions to customer relationship and acquisition costs	—	(23,543)	(2,132)	(3,197)	—	(28,872)
Investment in joint ventures	(2,330)	—	—	—	—	(2,330)
Proceeds from sales of property and equipment and other, net	—	(1,739)	5	3,191	—	1,457

Cash Flows from Investing Activities-Continuing Operations	49,972	(335,974)	(12,956)	(192,016)	96,910	(394,064)
Cash Flows from Investing Activities-Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	49,972	(337,956)	(12,956)	(196,170)	96,910	(400,200)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,774,070)	(3,069)	(67,554)	—	(2,844,693)
Proceeds from revolving credit and term loan facilities and other debt	—	2,680,107	—	51,078	—	2,731,185
Early retirement of senior subordinated notes	(525,834)	—	—	—	—	(525,834)
Net proceeds from sales of senior subordinated notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	480	—	480
Intercompany loans from parent	—	(89,878)	714	110,930	(21,766)	—
Equity contribution from parent	—	37,572	—	37,572	(75,144)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(318,845)	—	—	—	—	(318,845)
Proceeds from exercise of stock options and employee stock purchase plan	40,244	—	—	—	—	40,244
Excess tax benefits from stock-based compensation	1,045	—	—	—	—	1,045
Payment of debt finacing costs	(1,480)	(781)	—	—	—	(2,261)

Cash Flows from Financing Activities-Continuing Operations	142,078	(147,050)	(2,355)	132,506	(96,910)	28,269
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	142,078	(147,050)	(2,355)	132,467	(96,910)	28,230
Effect of exchange rates on cash and cash equivalents	—	—	1,867	937	—	2,804

(Decrease) Increase in cash and cash equivalents	(3,428)	2,722	34,593	29,683	—	63,570
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$—	$13,472	$103,500	$126,443	$—	$243,415

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the current and prior periods are not presented due to the insignificant impact of the 2010, 2011 and 2012 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:

        In May 2010, we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) in a stock transaction for a cash purchase price of approximately $4,700, and we now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $416 and the fair value of such interest on the date of acquisition was approximately $473 and resulted in a gain being recorded on the date of the transaction to other (income) expense, net of approximately $57 during the second quarter of 2010.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of approximately $80,000, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement also required a second payment based upon the audited financial results of the joint venture. This payment of $42,259 was based upon a formula defined in the purchase and sale agreement and was paid in the second quarter of 2011. Additionally, in July 2012, we paid $2,500 of contingent consideration based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774, and the fair value on the date of the acquisition of such interest of the additional 80% interest was approximately $11,694 and resulted in a gain being recorded to other (income) expense, net of approximately $5,920 in the year ended December 31, 2011. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the 80% equity interest purchased by 40%, which represents management's estimate of the control premium paid, in order to derive the fair value of $11,694 for the 20% noncontrolling equity interest which we previously held. We determined that a 40% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Polish entity and publicly available market data. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the stockholders that received proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid (including the contingent consideration discussed above).

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a storage rental and records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79,000 ($75,000, net of cash acquired). Included in the purchase price is approximately $8,000 being held in escrow to secure a working capital adjustment and the indemnification obligations of the former

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

6. Acquisitions (Continued)

owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing in April 2014.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG), which provides storage rental and records management services, in a stock transaction for a cash purchase price of approximately $21,600. The carrying value of the 15% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $1,700 as of the date of acquisition, and the fair value on the date of the acquisition of such interest was approximately $2,700. This resulted in a gain being recorded to other income (expense), net of approximately $1,000 in the second quarter of 2012. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the controlling interest purchased by 30%, which represents management's estimate of the control premium paid, in order to derive the fair value of $2,700 for the 15% noncontrolling equity interest which we previously held. We determined the 30% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Swiss entity and other publicly available market data.

        A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2010	2011		2012
Cash Paid (gross of cash acquired)	$10,542 (1)	$80,439	(1)	$131,972
Contingent Consideration	—	2,900		—
Fair Value of Previously Held Equity Interest	473	11,694		4,265
Fair Value of Noncontrolling Interest	—	—		1,000

Total Consideration	11,015	95,033		137,237
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	1,615	7,918		18,998
Property, Plant and Equipment(2)	2,711	6,002		11,794
Customer Relationship Assets(3)	5,189	59,100		59,479
Other Assets	—	653		4,620
Liabilities Assumed and Deferred Income Taxes(4)	(3,840)	(15,245)		(15,947)
Noncontrolling Interests	(390)	—		—

Total Fair Value of Identifiable Net Assets Acquired	5,285	58,428		78,944

Goodwill Initially Recorded	$5,730	$36,605		$58,293

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2010 and 2011 are contingent and other payments of $3,428 and $132, respectively, related to acquisitions made in previous years.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

6. Acquisitions (Continued)

(2)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2010, 2011 and 2012 was 10 years, 20 years and 17 years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        Allocations of the purchase price for acquisitions completed in 2012 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. The purchase price allocations of the 2012 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets) and income taxes (primarily deferred income taxes).

        In connection with our acquisition in India in May 2006, we entered into a stockholder agreement. The agreement contains a put provision that would allow the noncontrolling interest holder to sell the remaining 49.9% equity interest to us at any time after May 2009, for the greater of fair market value or approximately 84,835 Rupees (approximately $1,547 at December 31, 2012 spot rate).

7. Income Taxes

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2011	2012
Deferred Tax Assets:
Accrued liabilities	$53,983	$87,109
Deferred rent	21,889	19,772
Net operating loss carryforwards	58,113	64,796
Foreign tax credits	56,599	44,315
Other	44,168	44,673
Valuation allowance	(72,239)	(76,050)

	162,513	184,615
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(281,060)	(254,156)
Plant and equipment, principally due to differences in depreciation	(345,576)	(318,856)

	(626,636)	(573,012)

Net deferred tax liability	$(464,123)	$(388,397)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The current and noncurrent deferred tax assets (liabilities) are presented below:

	December 31,
	2011	2012
Deferred tax assets	$54,383	$54,409
Deferred tax liabilities	(11,148)	(44,257)

Current deferred tax assets, net	$43,235	$10,152

Deferred tax assets	$108,130	$130,206
Deferred tax liabilities	(615,488)	(528,755)

Noncurrent deferred tax liabilities, net	$(507,358)	$(398,549)

        As of December 31, 2012, we have reclassified $123,946 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our consolidated balance sheet related to the depreciation recapture associated with our recharacterization of certain racking as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our potential conversion to a REIT. In 2013, we expect to reclassify another $41,315 of long-term deferred income tax liabilities to current deferred income taxes.

        We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25,864 ($9,052, tax effected) at December 31, 2012 to reduce future federal taxable income. We have assets for state net operating losses of $9,420 (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $46,324, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 82%. We also have foreign tax credits of $44,315, which expire in 2017 through 2020, subject to a valuation allowance of approximately 68%.

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Additions	Other Deductions	Balance at End of the Year
2010	$33,926	$39,545	$—	$(1,242)	$72,229
2011	72,229	9,844	—	(9,834)	72,239
2012	72,239	2,274	1,537	—	76,050

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

7. Income Taxes (Continued)

incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $2,252, $919 and $1,045 for the years ended December 31, 2010, 2011 and 2012, respectively.

        Except for certain Canadian subsidiaries for which we recorded a deferred tax liability of $577, we have not recorded deferred taxes on book over tax outside basis differences related to our other foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest the undistributed earnings of such foreign subsidiaries indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on the book over tax outside basis difference because of the complexities of the hypothetical calculation. As of December 31, 2012, we had $71,466 of undistributed earnings within our foreign subsidiaries which approximates the book over tax outside basis difference. We may record deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the U.S. Internal Revenue Service with regard to our private letter ruling requests, finalization of countries to be included in the conversion plan, refinancing our revolving credit and term loan facilities, shareholder approval of certain modifications to our corporate charter and final board of directors approval of our conversion to a REIT.

        The components of income (loss) from continuing operations before provision (benefit) for income taxes are:

	Year Ended December 31,
	2010	2011	2012
U.S.	$272,806	$313,530	$191,175
Canada	41,474	48,327	44,358
Other Foreign	19,942	(8,957)	62,833

	$334,222	$352,900	$298,366

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2010	2011	2012
Federal—current	$76,992	$47,523	$134,231
Federal—deferred	41,825	25,708	(57,166)
State—current	32,475	23,828	25,466
State—deferred	(851)	(1,093)	(15,134)
Foreign—current	20,350	31,748	32,377
Foreign—deferred	(3,308)	(21,226)	(4,901)

	$167,483	$106,488	$114,873

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2010, 2011 and 2012, respectively, is as follows:

	Year Ended December 31,
	2010	2011	2012
Computed "expected" tax provision	$116,978	$123,515	$104,428
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	17,163	16,301	6,946
Increase in valuation allowance (net operating losses)	(2)	12,601	9,045
Increase (Decrease) in valuation allowance (foreign tax credits)	39,547	(2,757)	(6,771)
Impairment of goodwill and other transaction costs	29,772	10,254	3,045
Reserve accrual (reversal) and audit settlements (net of federal tax benefit)	(41,753)	(32,989)	8,266
Foreign tax rate differential	(7,828)	(34,867)	(30,798)
Disallowed foreign interest and Subpart F income	8,247	5,663	15,242
Other, net	5,359	8,767	5,470

	$167,483	$106,488	$114,873

        Our effective tax rates for the years ended December 31, 2010, 2011 and 2012 were 50.1%, 30.2% and 38.5%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed REIT conversion. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2012 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the year ended December 31, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 2.2%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal tax benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2010 was a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

7. Income Taxes (Continued)

goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal tax benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, we expect our income tax provision for the first quarter of 2013 will include a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012.

        The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $(1,607), $(8,477) and $1,257 for gross interest and penalties for the years ended December 31, 2010, 2011 and 2012, respectively.

        We had 2,819 and $3,554 accrued for the payment of interest and penalties as of December 31, 2011 and 2012, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2006 to present	Canada
2010 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. The 2009, 2010 and 2011 tax years remain subject to examination for U.S. federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 1998, 1999, and 2000 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2011 and 2012, we had $31,408 and $37,563, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2009	$88,155
Gross additions based on tax positions related to the current year	6,575
Gross additions for tax positions of prior years	9,759
Gross reductions for tax positions of prior years	(3,349)
Lapses of statutes	(33,001)
Settlements	(8,248)

Gross tax contingencies—December 31, 2010	$59,891
Gross additions based on tax positions related to the current year	6,593
Gross additions for tax positions of prior years	6,437
Gross reductions for tax positions of prior years	(30,316)
Lapses of statutes	(6,268)
Settlements	(4,929)

Gross tax contingencies—December 31, 2011	$31,408
Gross additions based on tax positions related to the current year	6,598
Gross additions for tax positions of prior years	3,912
Gross reductions for tax positions of prior years	(427)
Lapses of statutes	(2,829)
Settlements	(1,099)

Gross tax contingencies—December 31, 2012	$37,563

        The reversal of these reserves of $37,563 ($30,504 net of federal tax benefit) as of December 31, 2012 will be recorded as a reduction of our income tax provision if sustained. We believe that it is reasonably possible that an amount up to approximately $5,230 of our unrecognized tax positions may be recognized by the end of 2013 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2011
Total revenues	$746,009	$758,551	$768,306	$741,837
Operating income (loss)	137,600	148,937	135,199	149,463
Income (Loss) from continuing operations	81,176	67,460	50,394	47,382
Total (loss) income from discontinued operations	(6,557)	185,587	(12,469)	(13,381)
Net income (loss)	74,619	253,047	37,925	34,001
Net income (loss) attributable to Iron Mountain Incorporated	73,460	252,684	37,338	32,056
Earnings (Losses) per Share-Basic
Income (Loss) per share from continuing operations	0.41	0.33	0.26	0.26
Total (loss) income per share from discontinued operations	(0.03)	0.92	(0.06)	(0.07)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.37	1.25	0.19	0.18
Earnings (Losses) per Share-Diluted
Income (Loss) per share from continuing operations	0.40	0.33	0.26	0.26
Total (loss) income per share from discontinued operations	(0.03)	0.91	(0.06)	(0.07)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.37	1.24	0.19	0.18
2012
Total revenues	$746,498	$752,165	$748,125	$758,467
Operating income (loss)	141,813	158,687	153,966	102,561
Income (Loss) from continuing operations	61,073	41,441	53,719	27,260
Total (loss) income from discontinued operations	(5,093)	(2,524)	32	(1,074)
Net income (loss)	55,980	38,917	53,751	26,186
Net income (loss) attributable to Iron Mountain Incorporated	55,350	38,055	52,809	25,494 (1)
Earnings (Losses) per Share-Basic
Income (Loss) per share from continuing operations	0.36	0.24	0.31	0.15
Total (loss) income per share from discontinued operations	(0.03)	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.32	0.22	0.31	0.14
Earnings (Losses) per Share-Diluted
Income (Loss) per share from continuing operations	0.35	0.24	0.31	0.15
Total (loss) income per share from discontinued operations	(0.03)	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.32	0.22	0.31	0.14

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2012 compared to the third quarter of 2012 is primarily attributable to a decrease in operating income of approximately $51,400. The decrease in operating income is primarily related to increases in operating expenses attributable to: (1) $16,700 in costs and certain asset write-downs associated with facility consolidations and other asset impairments, (2) $6,400 in legal fees and reserves and $4,000 in professional fees associated with certain strategic and corporate initiatives, (3) $7,400 in costs associated with the REIT conversion, (4) $6,100 in sales, marketing and account management costs within our North American Business segment (primarily associated with certain restructuring activities), (5) $4,300 in worker's compensation and personal property taxes related to certain benefits recorded in the third quarter of 2012 that did not repeat in the fourth quarter of 2012 and (6) $2,800 in stock-based compensation. Additionally, interest expense, net increased approximately $2,800 associated with the issuance of the 5 3/4% Notes offset by the redemption of the 6 5/8% Notes and the 8 3/4% Notes. Offsetting the decrease in operating income and the increase in interest expense, net were a reduction in the provision for income taxes of approximately $21,600 and a reduction in other expenses, net of approximately $6,200 primarily as a result of debt extinguishment charges recorded in the third quarter of 2012 related to the redemption of the 6 5/8% Notes and the 8 3/4% Notes that did not repeat in the fourth quarter of 2012.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

9. Segment Information

        Our reportable operating segments and Corporate are described as follows:

  •
  North American Business—storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection & Recovery"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("DMS"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code.

  •
  International Business—storage and information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection & Recovery, Destruction and DMS. Our European operations provide Hard Copy, Data Protection & Recovery and DMS throughout Europe and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Mexico and Peru. Our Asia Pacific operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Australia, with Hard Copy and Data Protection & Recovery services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
2010
Total Revenues	$2,193,464	$698,885	$—	$2,892,349
Depreciation and Amortization	185,483	81,932	36,790	304,205
Depreciation	172,713	69,480	36,567	278,760
Amortization	12,770	12,452	223	25,445
Adjusted OIBDA	969,505	130,969	(173,798)	926,676
Total Assets(1)	4,370,465	1,641,251	404,677	6,416,393
Expenditures for Segment Assets	135,825	115,496	34,571	285,892
Capital Expenditures	120,162	104,116	34,571	258,849
Cash Paid for Acquisitions, Net of Cash Acquired	5,675	8,166	—	13,841
Additions to Customer Relationship and Acquisition Costs	9,988	3,214	—	13,202
2011
Total Revenues	2,229,143	785,560	—	3,014,703
Depreciation and Amortization	180,763	104,815	33,921	319,499
Depreciation	168,549	88,432	33,657	290,638
Amortization	12,214	16,383	264	28,861
Adjusted OIBDA	961,973	164,212	(175,746)	950,439
Total Assets(1)	4,194,850	1,646,701	199,707	6,041,258
Expenditures for Segment Assets	139,079	152,064	14,961	306,104
Capital Expenditures	117,338	76,856	14,961	209,155
Cash Paid for Acquisitions, Net of Cash Acquired	5,436	69,810	—	75,246
Additions to Customer Relationship and Acquisition Costs	16,305	5,398	—	21,703
2012
Total Revenues	2,198,563	806,692	—	3,005,255
Depreciation and Amortization	181,607	103,393	31,344	316,344
Depreciation	168,896	80,493	31,209	280,598
Amortization	12,711	22,900	135	35,746
Adjusted OIBDA	916,196	173,620	(177,599)	912,217
Total Assets(1)	4,304,340	1,854,050	199,949	6,358,339
Expenditures for Segment Assets	177,687	191,360	25,642	394,689
Capital Expenditures	123,882	91,159	25,642	240,683
Cash Paid for Acquisitions, Net of Cash Acquired	28,126	97,008	—	125,134
Additions to Customer Relationship and Acquisition Costs	25,679	3,193	—	28,872

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

9. Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net and REIT Costs (defined below) directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Year Ended December 31,
	2010	2011	2012
Adjusted OIBDA	$926,676	$950,439	$912,217
Less: Depreciation and Amortization	304,205	319,499	316,344
Intangible Impairments (See Note 2.g. and Note 14)	85,909	46,500	—
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(10,987)	(2,286)	4,400
REIT Costs(1)	—	15,527	34,446
Interest Expense, Net	204,559	205,256	242,599
Other Expense (Income), Net	8,768	13,043	16,062

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$334,222	$352,900	$298,366

(1)
Includes costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

        Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2010	2011	2012
Revenues:
United States	$1,958,820	$1,984,805	$1,949,979
United Kingdom	295,462	307,905	290,044
Canada	231,477	244,337	248,583
Other International	406,590	477,656	516,649

Total Revenues	$2,892,349	$3,014,703	$3,005,255

Long-lived Assets:
United States	$3,341,241	$3,306,574	$3,359,560
United Kingdom	552,309	529,239	529,336
Canada	448,485	434,517	445,699
Other International	861,896	856,478	999,652

Total Long-lived Assets	$5,203,931	$5,126,808	$5,334,247

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2010	2011	2012
Revenues:
Records Management(1)(2)	$2,081,492	$2,183,154	$2,193,602
Data Protection & Recovery(1)(3)	531,580	522,632	543,426
Information Destruction(1)(4)	279,277	308,917	268,227

Total Revenues	$2,892,349	$3,014,703	$3,005,255

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the Information Destruction service offering, which does not have a storage component.

(2)
Includes Business Records Management, Compliant Records Management and Consulting Services, DMS, Fulfillment Services, Health Information Management Solutions, Film and Sound Archives and Energy Data Services and Dedicated Facilities Management.

(3)
Includes Data Protection & Recovery Services and Technology Escrow Services.

(4)
Includes Secure Shredding and Compliant Information Destruction.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense (including common area maintenance charges) under all of our operating leases was $238,480, $242,954 and $250,986 for the years ended December 31, 2010, 2011 and 2012, respectively. Included in total rent expense was sublease income of $2,721, $2,974 and $3,407 for the years ended December 31, 2010, 2011 and 2012, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

disincentive due to significant capital expenditure costs (e.g., racking), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

	Operating Lease Payment	Sublease Income	Capital Leases
2013	$227,231	$4,093	$58,454
2014	215,659	3,120	58,691
2015	207,176	2,784	31,131
2016	197,390	2,008	26,450
2017	189,391	1,154	22,474
Thereafter	1,609,500	692	142,598

Total minimum lease payments	$2,646,347	$13,851	339,798

Less amounts representing interest			(103,972)

Present value of capital lease obligations			$235,826

        In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $22,683, $8,873, $1,221, $595, $448 and $19 in 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

  b.
  Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2011 and 2012 there were $39,358 and $34,806, respectively, of self-insurance accruals reflected in accrued expenses of our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

  c.
  Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $37,000 over the next several years.

  d.
  Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleged that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff. As part of the sale of our Digital Business, discussed in Note 14, our Connected and LiveVault products were sold to Autonomy, and Autonomy assumed this obligation and the defense of this litigation and agreed to indemnify us against any losses. In November 2012, the claim was settled and Autonomy paid the entire settlement amount.

  e.
  Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain benchmark commercial customers. Through December 31, 2012, we billed approximately $54,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

        In April 2012, the U.S. Government sent us a subpoena seeking information that substantially overlaps with the subjects that are covered by the voluntary disclosure process that we initiated with the GSA and OIG in June 2011, except that the subpoena seeks information dating back to 2000 and seeks information about non-GSA federal and state and local customers. Despite the substantial overlap, we understand that the subpoena relates to a separate inquiry, under the civil False Claims Act, that has been initiated independent of the GSA and OIG voluntary disclosure matter. We cannot determine at this time whether this separate inquiry will result in liability in addition to the amount that may be paid in connection with the voluntary disclosure to the OIG and GSA described above.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
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

  f.
  State of Massachusetts Assessment

        During the third quarter of 2012, we applied for abatement of assessments from the state of Massachusetts. The assessments related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. The final outcome of this matter may require payment of additional corporate excise tax, which consists of two measures, an income tax, which is a component of the provision for income taxes, and a net worth tax, which is an operating charge. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board. In addition, we are currently under a corporate excise audit by the state of Massachusetts for the 2007 and 2008 tax years. The adjustments being proposed are for issues consistent with those assessed in the earlier years. The state has also informed us that an audit of the 2009-2011 years will begin shortly.

  g.
  Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by two customers, and have received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 14, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

Italian operations, statements of operation and cash flow impacts related to the fire will be reflected as discontinued operations.

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2010, 2011 and 2012, Schooner paid rent to us totaling $198, $188 and $196, respectively. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the stockholders that received proceeds in connection with the acquisition of our joint venture in Poland. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid in connection with this transaction. See Note 6.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the U.S. Internal Revenue Code of 1986, as amended. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $14,282, $18,133 and $18,026 for the years ended December 31, 2010, 2011 and 2012, respectively.

13. Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

13. Stockholders' Equity Matters (Continued)

future quarterly dividends is at the discretion of our board of directors. In 2011 and 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013

        On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700,000 (the "Special Dividend"), payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a distribution to stockholders of a portion of our accumulated earnings and profits, was paid in a combination of common stock and cash. The Special Dividend was paid on November 21, 2012 (the "Distribution Date") to stockholders as of the Record Date. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140,000 (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and as such, the number of shares of common stock we issued in the Special Dividend was approximately 17,000 and the total amount of common stock paid to all stockholders associated with the Special Dividend was approximately $560,000. These shares impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date.

14. Discontinued Operations

Digital Operations

        In August 2010, we sold the Domain Name Product Line for approximately $11,400 in cash at closing which is included in cash flows from operating activities—discontinued operations. This represented the sale of assets (primarily customer contracts) of a product line. Total revenues of this product line for the seven months ended July 31, 2010 were approximately $3,500. A gain in the amount of approximately $6,900 ($2,834, net of tax) was recorded during the quarter ended September 30, 2010 and is included in loss from discontinued operations, net of tax.

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

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

        On June 2, 2011, we sold the Digital Business to Autonomy pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which we conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and, as a result, the financial position, operating results and cash flows of the Digital Business and the Domain Name Product Line, for all periods presented, including the gains on the sales, have been reported as discontinued operations for financial reporting purposes.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price and a preliminary working capital adjustment, which was subject to a customary post-closing adjustment based on the amount of working capital at closing. Autonomy disputed our calculation of the working capital adjustment in the Digital Sale Agreement and, as contemplated by the Digital Sale Agreement, the matter was referred to an independent third party accounting firm for determination of the appropriate adjustment amount. On February 22, 2013, the independent third party accounting firm issued its determination of the appropriate working capital adjustment, which was consistent with the amount we had accrued. As a result, no adjustment to the previously recorded gain on sale of discontinued operations, net of tax was required. Transaction costs relating to the Digital Sale amounted to $7,387. Additionally, $11,075 of inducements payable to Autonomy have been netted against the proceeds in calculating the gain on the Digital Sale. Also, a tax provision of $45,126 associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243,861 ($198,735, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. Approximately $3,828 of cumulative translation adjustment associated with our Digital Business was reclassified from accumulated other comprehensive items, net and reduced the gain on the Digital Sale by the same amount.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business and the Domain Name Product Line:

	Year Ended December 31,
	2010	2011(1)	2012
Total Revenues	$203,479	$79,199	$—

Loss Before Benefit for Income Taxes of Discontinued Operations	$(235,161)	$(31,094)	$(75)
Benefit for Income Taxes	(19,682)	(13,744)	(505)

(Loss) Income from Discontinued Operations, Net of Tax	$(215,479)	$(17,350)	$430

Gain on Sale of Discontinued Operations	$—	$243,861	$—
Provision for Income Taxes	—	45,126	—

Gain on Sale of Discontinued Operations, Net of Tax	$—	$198,735	$—

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(215,479)	$181,385	$430

(1)
Includes the results of operations of our Digital Business through June 2, 2011, the date the Digital Sale was consummated.

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business and the Domain Name Product Line to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and the Domain Name Product Line and included in loss from discontinued operations amounted to $14,336 and $2,396 for the years ended December 31, 2010 and 2011, respectively.

New Zealand Operations

        We completed the sale of our New Zealand operations on October 3, 2011 for a purchase price of approximately $10,000. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of our New Zealand operations to its estimated net realizable value, which is included in income (loss) from discontinued operations. In the calculation of the carrying value of our New Zealand operations, we allocated the goodwill of our Australia/New Zealand reporting unit between Australia and New Zealand on a relative fair value basis. Additionally, we recorded a tax benefit of $7,883 during the year ended December 31, 2011 associated with the outside tax basis of our New Zealand operations, which is also reflected in income (loss) from discontinued operations. No valuation allowance was provided against this benefit as such amount is recoverable against the capital gain associated with the Digital Sale. We recorded a gain on the sale of discontinued operations associated with our New Zealand operations of $1,884 during the fourth quarter of 2011 which primarily represents cumulative translation adjustment associated with our New

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

Zealand operations which was reclassified from accumulated other comprehensive items, net and increased the gain on the sale of New Zealand by that same amount. The New Zealand operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our New Zealand operations, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our New Zealand operations:

	Year Ended December 31,
	2010	2011(1)	2012
Total Revenues	$7,414	$6,489	$—

Loss Before Benefit for Income Taxes of Discontinued Operations	$(533)	$(4,726)	$(88)
Benefit for Income Taxes	—	(7,883)	(34)

(Loss) Income from Discontinued Operations, Net of Tax	$(533)	$3,157	$(54)

Gain on Sale of Discontinued Operations	$—	$1,884	$—
Provision for Income Taxes	—	—	—

Gain on Sale of Discontinued Operations, Net of Tax	$—	$1,884	$—

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(533)	$5,041	$(54)

(1)
Includes the results of operations of New Zealand through October 3, 2011, the date the sale of our New Zealand operations was consummated.

Italian Operations

        We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible costs associated with the fire in Italy discussed more fully in Note 10.g. A loss on sale of discontinued operations in the amount of $1,885 was recorded during the year ended December 31, 2012 as a result of the sale of our Italian operations. Approximately $383 of cumulative translation adjustment associated with our Italian operations was reclassified from accumulated other comprehensive items, net and reduced the loss on the sale by the same amount. We allocated the goodwill of our Continental Western European reporting unit between our Italian operations and the remainder of this reporting unit on a relative fair value basis. During the third quarter of 2011, we recorded an impairment charge of $17,100 to write down the long-lived assets of our Italian operations to its estimated net realizable value, which is included in loss from discontinued operations. Our Italian operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations, including the loss on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of our Italian operations:

	Year Ended December 31,
	2010	2011	2012(1)
Total Revenues	$18,284	$15,353	$2,138

Loss Before Benefit for Income Taxes of Discontinued Operations	$(3,756)	$(35,350)	$(8,692)
Benefit for Income Taxes	(351)	(2,104)	(1,542)

Loss from Discontinued Operations, Net of Tax	$(3,405)	$(33,246)	$(7,150)

Loss on Sale of Discontinued Operations	$—	$—	$(1,885)
Provision for Income Taxes	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$—	$—	$(1,885)

Total Loss from Discontinued Operations and Sale, Net of Tax	$(3,405)	$(33,246)	$(9,035)

(1)
Includes the results of operations of Italy through April 27, 2012, the date the sale of our Italian operations was consummated.

        The carrying amounts of the major classes of assets and liabilities of our Italian operations were as follows:

December 31, 2011
Accounts receivable, net	$4,676
Prepaid expenses and other	602

Current assets of discontinued operations	5,278
Other assets, net	1,978

Non-current assets of discontinued operations	1,978

Assets of discontinued operations	$7,256

Current portion of long-term debt	$118
Accounts payable	563
Accrued expenses	2,552
Deferred revenue	41

Current liabilities of discontinued operations	3,274
Other long-term liabilities	43

Non-current liabilities of discontinued operations	43

Liabilities of discontinued operations	$3,317

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 1, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM L. MEANEY William L. Meaney	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ C. RICHARD REESE C. Richard Reese	Executive Chairman of the Board of Directors	March 1, 2013
/s/ TED R. ANTENUCCI Ted R. Antenucci	Director	March 1, 2013
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 1, 2013
/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 1, 2013
/s/ PAUL F. DENINGER Paul F. Deninger	Director	March 1, 2013
/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	March 1, 2013

Name	Title	Date

/s/ MICHAEL LAMACH Michael Lamach	Director	March 1, 2013
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 1, 2013
/s/ ALLAN Z. LOREN Allan Z. Loren	Director	March 1, 2013
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 1, 2013
/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	March 1, 2013
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	March 1, 2013

INDEX TO EXHIBITS

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item
2.1	Purchase and Sale Agreement, among Autonomy Corporation plc, the Company and certain of its subsidiaries, dated as of May 15, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
3.2	Amended and Restated Bylaws of the Company (as adopted on March 5, 2010). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2010.)
4.1
Indenture for 7 1/4% GBP Senior Subordinated Notes due 2014, dated as of January 22, 2004, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006.)
4.2
Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.3
Fourth Supplemental Indenture, dated as of October 16, 2006, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 8% Senior Subordinated Notes due 2018 and the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2006.)
4.4
Fifth Supplemental Indenture, dated as of January 19, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007.)
4.5
Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.6
Sixth Supplemental Indenture, dated as of March 15, 2007, among Iron Mountain Nova Scotia Funding Company, the Company and the other Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 7 1/2% CAD Senior Subordinated Notes due 2017. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2007.)
4.7
Seventh Supplemental Indenture, dated as of June 5, 2008, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 8% Senior Subordinated Notes due 2020. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2008.)
4.8
Eighth Supplemental Indenture, dated as of August 10, 2009, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8 3/8% Senior Subordinated Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2009.)

Exhibit	Item
4.9	Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)
4.10
First Supplemental Indenture, dated as of September 23, 2011, among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7 3/4% Senior Subordinated Notes due 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)
4.11
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5 3/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 10, 2012.)
4.12
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.1
2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.2
First Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.3
Third Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
10.4	Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith.)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.6	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008.)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE's Current Report on Form 8-K dated April 16, 1999.)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
10.9
Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Commission on April 21, 2008.)
10.10	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008.)
10.11	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)

Exhibit	Item
10.12	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.13
Omnibus Performance Unit Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.14
Form of Iron Mountain Incorporated Amended and Restated Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.15	Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.16
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.17
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.18
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.19
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.20
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.21
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.22
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.23
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.)
10.24
Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, between the Company and Brian P. McKeon. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10.25
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)
10.26
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

Exhibit	Item
10.27	Change in Control Agreement, dated December 10, 2008, between the Company and Brian P. McKeon. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008.)
10.28	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005.)
10.29	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.30	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006.)
10.31	Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.32	Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009.)
10.33
Addendum, dated March 19, 2012, to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.34	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.35	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.36	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.37	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 13, 2012.)
10.38	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.39	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Filed herewith.)
10.40	Severance Program No. 2. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.41
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

Exhibit	Item
10.42	Credit Agreement, dated as of June 27, 2011, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l., the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.43
Amendment to Credit Agreement, dated as of August 15, 2012, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l., the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.44
Second Amendment to Credit Agreement, dated as of January 31, 2013, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Luxembourg S.a r.l., the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 2013.)
10.45
Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006.)
10.46
Agreement, by and among Iron Mountain Incorporated, Elliot Associates, L.P. and Elliot International, L.P., dated April 18, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 19, 2011.)
12	Statement re: Computation of Ratios. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)