Form 10-Q
period 2013-03-31
IRON MOUNTAIN INC
filed 2013-05-02
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of the registrant's Common Stock at April 26, 2013: 190,666,820

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2012	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$243,415	$229,999
Restricted cash	33,612	33,613
Accounts receivable (less allowances of $25,209 and $26,939 as of December 31, 2012 and March 31, 2013, respectively)	572,200	571,402
Deferred income taxes	10,152	—
Prepaid expenses and other	164,713	166,122

Total Current Assets	1,024,092	1,001,136
Property, Plant and Equipment:
Property, plant and equipment	4,443,323	4,470,141
Less—Accumulated depreciation	(1,965,596)	(1,992,030)

Property, Plant and Equipment, net	2,477,727	2,478,111
Other Assets, net:
Goodwill	2,334,759	2,308,720
Customer relationships and acquisition costs	456,120	446,289
Deferred financing costs	43,850	42,488
Other	21,791	21,436

Total Other Assets, net	2,856,520	2,818,933

Total Assets	$6,358,339	$6,298,180

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$92,887	$91,853
Accounts payable	168,120	168,590
Accrued expenses	426,813	369,401
Deferred revenue	217,133	214,734

Total Current Liabilities	904,953	844,578
Long-term Debt, net of current portion	3,732,116	3,757,853
Other Long-term Liabilities	62,917	66,397
Deferred Rent	97,356	93,145
Deferred Income Taxes	398,549	408,130
Commitments and Contingencies (see Note 7)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 190,005,788 shares and 190,611,865 shares as of December 31, 2012 and March 31, 2013, respectively)	1,900	1,906
Additional paid-in capital	942,199	954,801
Retained earnings	185,558	152,496
Accumulated other comprehensive items, net	20,314	5,352

Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,114,555

Noncontrolling Interests	12,477	13,522

Total Equity	1,162,448	1,128,077

Total Liabilities and Equity	$6,358,339	$6,298,180

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues:
Storage rental	$425,341	$442,469
Service	321,157	304,562

Total Revenues	746,498	747,031
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	315,298	321,076
Selling, general and administrative	210,660	223,451
Depreciation and amortization	78,008	80,201
Loss (Gain) on disposal/write-down of property, plant and equipment, net	719	(539)

Total Operating Expenses	604,685	624,189
Operating Income (Loss)	141,813	122,842
Interest Expense, Net (includes Interest Income of $545 and $225 for the three months ended March 31, 2012 and 2013, respectively)	58,784	63,182
Other (Income) Expense, Net	(3,304)	2,739

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	86,333	56,921
Provision (Benefit) for Income Taxes	25,260	38,571

Income (Loss) from Continuing Operations	61,073	18,350
(Loss) Income from Discontinued Operations, Net of Tax	(5,093)	2,184

Net Income (Loss)	55,980	20,534
Less: Net Income (Loss) Attributable to Noncontrolling Interests	630	1,148

Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,350	$19,386

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.36	$0.10

Total (Loss) Income from Discontinued Operations	$(0.03)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.32	$0.10

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.35	$0.10

Total (Loss) Income from Discontinued Operations	$(0.03)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.32	$0.10

Weighted Average Common Shares Outstanding—Basic	171,320	190,213

Weighted Average Common Shares Outstanding—Diluted	172,223	192,110

Dividends Declared per Common Share	$0.2500	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Net Income (Loss)	$55,980	$20,534
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	27,947	(14,947)

Total Other Comprehensive Income (Loss)	27,947	(14,947)

Comprehensive Income (Loss)	83,927	5,587
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,088	1,163

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$82,839	$4,424

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $190	8,568	144,581	2	8,566	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(42,791)	—	—	—	(42,791)	—	—
Currency translation adjustment	27,947	—	—	—	—	27,489	458
Net income (loss)	55,980	—	—	—	55,350	—	630
Noncontrolling interests equity contributions	39	—	—	—	—	—	39
Noncontrolling interests dividends	(508)	—	—	—	—	—	(508)

Balance, March 31, 2012	$1,268,803	171,182,398	$1,712	$317,492	$915,126	$25,286	$9,187

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,162,448	190,005,788	$1,900	$942,199	$185,558	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,705	12,608	606,077	6	12,602	—	—	—
Parent cash dividends declared	(52,448)	—	—	—	(52,448)	—	—
Currency translation adjustment	(14,947)	—	—	—	—	(14,962)	15
Net income (loss)	20,534	—	—	—	19,386	—	1,148
Noncontrolling interests equity contributions	464	—	—	—	—	—	464
Noncontrolling interests dividends	(582)	—	—	—	—	—	(582)

Balance, March 31, 2013	$1,128,077	190,611,865	$1,906	$954,801	$152,496	$5,352	$13,522

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$55,980	$20,534
Loss (Income) from discontinued operations	5,093	(2,184)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	70,149	70,095
Amortization (includes deferred financing costs and bond discount of $1,742 and $1,910 for the three months ended March 31, 2012 and 2013, respectively)	9,601	12,016
Stock-based compensation expense	9,800	5,710
(Benefit) Provision for deferred income taxes	(9,814)	(3,003)
Loss (Gain) on disposal/write-down of property, plant and equipment, net	719	(539)
Foreign currency transactions and other, net	(1,020)	11,185
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(8,831)	(7,610)
Prepaid expenses and other	(13,630)	31,712
Accounts payable	(2,433)	28,232
Accrued expenses and deferred revenue	(36,629)	(58,501)
Other assets and long-term liabilities	74	(1,912)

Cash Flows from Operating Activities—Continuing Operations	79,059	105,735
Cash Flows from Operating Activities—Discontinued Operations	(4,175)	870

Cash Flows from Operating Activities	74,884	106,605
Cash Flows from Investing Activities:
Capital expenditures	(55,916)	(95,418)
Cash paid for acquisitions, net of cash acquired	(8,818)	74
Investment in restricted cash	(2)	(1)
Additions to customer relationship and acquisition costs	(3,008)	(4,636)
Proceeds from sales of property and equipment and other, net	1,853	(517)

Cash Flows from Investing Activities—Continuing Operations	(65,891)	(100,498)
Cash Flows from Investing Activities—Discontinued Operations	(1,141)	(10)

Cash Flows from Investing Activities	(67,032)	(100,508)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(635,539)	(355,367)
Proceeds from revolving credit and term loan facilities and other debt	701,105	386,506
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	191	194
Stock repurchases	(38,052)	—
Parent cash dividends	(43,180)	(51,662)
Proceeds from exercise of stock options and employee stock purchase plan	1,321	5,005
Excess tax benefits from stock-based compensation	190	1,705
Payment of debt financing costs	(93)	(469)

Cash Flows from Financing Activities—Continuing Operations	(14,057)	(14,088)
Cash Flows from Financing Activities—Discontinued Operations	(39)	—

Cash Flows from Financing Activities	(14,096)	(14,088)
Effect of Exchange Rates on Cash and Cash Equivalents	4,692	(5,425)

(Decrease) Increase in Cash and Cash Equivalents	(1,552)	(13,416)
Cash and Cash Equivalents, Beginning of Period	179,845	243,415

Cash and Cash Equivalents, End of Period	$178,293	$229,999

Supplemental Information:
Cash Paid for Interest	$56,083	$65,617

Cash Paid for Income Taxes	$38,060	$9,013

Non-Cash Investing and Financing Activities:
Capital Leases	$2,499	$20,146

Accrued Capital Expenditures	$21,166	$26,442

Dividends Payable	$42,791	$53,823

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated ("IMI") stores records, primarily paper documents and data backup media, and provides information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 1, 2013.

        On June 2, 2011, we sold (the "Digital Sale") our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business and our Italian operations, including the gain on the sale of the Digital Business and the loss on the sale of the Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 9 for a further discussion of these events.

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,612 and $33,613 as of December 31, 2012 and March 31, 2013, respectively, and is

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

c.
Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit agreement and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net gain of $2,575 and a net loss of $3,565 for the three months ended March 31, 2012 and 2013, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2012 and noted no impairment of goodwill at such date. As of December 31, 2012 and March 31, 2013, no factors were identified that would alter our October 1, 2012 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2012 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Europe, excluding Russia and Ukraine, in which we operate ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762,307, $365,303, $87,492, $56,893 and $62,764 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012 and March 31, 2013. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2012 that exceeded their carrying values by greater than 30%. As of March 31, 2013, the carrying value of goodwill, net amounted to $1,757,571, $346,755, $83,521, $57,894 and $62,979 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues and earnings. The income approach incorporates many assumptions, including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2013 are as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2012	$2,023,971	$631,528	$2,655,499
Fair value and other adjustments(1)	191	484	675
Currency effects	(5,184)	(22,161)	(27,345)

Gross Balance as of March 31, 2013	$2,018,978	$609,851	$2,628,829

Accumulated Amortization Balance as of December 31, 2012	$261,664	$59,076	$320,740
Currency effects	(257)	(374)	(631)

Accumulated Amortization Balance as of March 31, 2013	$261,407	$58,702	$320,109

Net Balance as of December 31, 2012	$1,762,307	$572,452	$2,334,759

Net Balance as of March 31, 2013	$1,757,571	$551,149	$2,308,720

Accumulated Goodwill Impairment Balance as of December 31, 2012	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of March 31, 2013	$85,909	$46,500	$132,409

(1)
Fair value and other adjustments primarily include $749 in adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $74 of cash received related to acquisitions made in previous years.

        The components of our amortizable intangible assets as of March 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$684,473	$(238,184)	$446,289
Core Technology(1)	3,676	(3,133)	543
Trademarks and Non-Compete Agreements(1)	4,942	(3,084)	1,858
Deferred Financing Costs	64,038	(21,550)	42,488

Total	$757,129	$(265,951)	$491,178

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $9,601 and $12,016 for the three months ended March 31, 2012 and 2013, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

e.
Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the 2003 employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2012 and 2013 was $9,800 ($6,847 after tax or $0.04 per basic and diluted share) and $5,710 ($4,887 after tax or $0.03 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended March 31,
	2012	2013
Cost of sales (excluding depreciation and amortization)	$215	$70
Selling, general and administrative expenses	9,585	5,640

Total stock-based compensation	$9,800	$5,710

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $190 and $1,705 for the three months ended March 31, 2012 and 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of March 31, 2013, ten-year vesting options represented 9.6% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of March 31, 2013, three-year vesting options represented 19.2% of total outstanding options. Our non-employee directors are considered employees

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the three months ended March 31, 2012 and 2013 was $7.00 and $7.69 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumptions	2012	2013
Expected volatility	33.8%	33.8%
Risk-free interest rate	1.23%	1.13%
Expected dividend yield	3%	3%
Expected life	6.3 years	6.3 years

        Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield is considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the historical exercise behavior of our employees.

        A summary of option activity for the three months ended March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,908,102	$23.39
Granted	261,698	33.03
Exercised	(413,206)	21.51
Forfeited	(52,931)	21.00
Expired	(1,758)	23.76

Outstanding at March 31, 2013	5,701,905	$23.98	5.94	$70,286

Options exercisable at March 31, 2013	3,678,624	$23.66	5.17	$46,537

Options expected to vest	1,901,202	$24.54	7.32	$22,374

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Aggregate intrinsic value of stock options exercised	$1,064	$5,446

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three-to five-year vesting period from the date of grant. As a result of an amendment to our RSUs approved by our Compensation Committee of our board of directors in October 2012, all RSUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $1,790 of cash dividends on RSUs for the three months ended March 31, 2013. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSU activity for the three months ended March 31, 2013 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,303,664	$29.89
Granted	546,711	35.88
Vested	(296,846)	29.00
Forfeited	(19,303)	27.21

Non-vested at March 31, 2013	1,534,226	$32.23

        No restricted stock vested during the three months ended March 31, 2012 and 2013. The total fair value of RSUs vested during the three months ended March 31, 2012 and 2013 was $3,979 and $8,607, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of performance units ("PUs"). For the majority of PUs, the number of PUs earned is determined based on our performance against predefined calendar year targets of revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% of the initial award. The number of PUs earned is determined based on the Company's actual performance as compared to the targets at the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

end of the one-year performance period. Certain PUs granted in 2013 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. Employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant, or (3) a maximum of three years. As a result of an amendment to our PUs approved by our Compensation Committee of our board of directors in October 2012, outstanding PUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $573 of cash dividends on PUs for the three months ended March 31, 2013.

        During the three months ended March 31, 2013, we issued 202,333 PUs. For PUs that are earned based on our performance against revenue growth and ROIC targets during the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each of the awards. For the 2013 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the three months ended March 31, 2013 was $908. As of March 31, 2013, we expected 100% achievement of the predefined revenue and ROIC targets associated with the grants made in 2013.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of PU activity for the three months ended March 31, 2013 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	236,093	(4,447)	231,646	$29.12
Granted	202,333	(25,698)	176,635	38.76
Vested	(31,361)	558	(30,803)	29.48
Forfeited	(2,820)	—	(2,820)	28.96

Non-vested at March 31, 2013	404,245	(29,587)	374,658	$33.64

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. In the three months ended March 31, 2012 and 2013, there were no offering periods which ended under the ESPP, and no shares were issued. The number of shares available for purchase under the ESPP at March 31, 2013 was 279,226.

        As of March 31, 2013, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $65,956 and is expected to be recognized over a weighted-average period of 2.2 years.

        We generally issue shares of our common stock for the exercises of stock options, restricted stock, RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.

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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2012	2013
Income (Loss) from continuing operations	$61,073	$18,350

Total (loss) income from discontinued operations (see Note 9)	$(5,093)	$2,184

Net income (loss) attributable to Iron Mountain Incorporated	$55,350	$19,386

Weighted-average shares—basic	171,320,000	190,213,000
Effect of dilutive potential stock options	720,788	1,395,106
Effect of dilutive potential restricted stock, RSUs and PUs	181,867	501,974

Weighted-average shares—diluted	172,222,655	192,110,080

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.36	$0.10

Total (loss) income from discontinued operations (see Note 9)	$(0.03)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.32	$0.10

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.35	$0.10

Total (loss) income from discontinued operations (see Note 9)	$(0.03)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.32	$0.10

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,045,616	260,298

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which is included as a component of service revenues, is recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

i.
Income Taxes

        Our effective tax rates for the three months ended March 31, 2012 and 2013 were 29.3% and 67.8%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2012, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our first quarter 2012 effective tax rate by 8.9%. During the three months ended March 31, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our first quarter 2013 effective tax rate by 22.5%.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 includes a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded a reduction of $249 and an increase of $545 for gross interest and penalties

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

for the three months ended March 31, 2012 and 2013, respectively. We had $3,554 and $4,059 accrued for the payment of interest and penalties as of December 31, 2012 and March 31, 2013, respectively.

        We have not recorded deferred taxes on book over tax outside basis differences related to our foreign subsidiaries, other than for certain Canadian subsidiaries, for which we recorded a deferred tax liability of $577 during the three months ended December 31, 2012, because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest the undistributed earnings of such other foreign subsidiaries indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of such foreign subsidiaries. The basis differences could be reversed through a sale of such foreign subsidiaries, the receipt of dividends from such subsidiaries or certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on the book over tax outside basis difference because of the complexities of the hypothetical calculation. We may record deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the U.S. Internal Revenue Service with regard to our private letter ruling requests, finalization of countries to be included in our plan to convert to a REIT, refinancing our revolving credit and term loan facilities, shareholder approval of certain modifications to our corporate charter and final board of director approval of our conversion to a REIT.

        During the first quarter of 2013, we reclassified $10,329 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) in our Consolidated Balance Sheets related to the depreciation recapture associated with our recharacterization of certain racking as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our potential conversion to a REIT.

j.
Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2012 and March 31, 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2012 and March 31, 2013, our cash and cash equivalents and restricted cash balance was $277,027 and $263,612, respectively, including money market funds and time deposits amounting to $218,629 and $209,723, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and March 31, 2013, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at March 31, 2013 Using
Description	Total Carrying Value at March 31, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$68,028	$—		$68,028		$—
Time Deposits(1)	141,695	—		141,695		—
Trading Securities	11,437	10,923	(2)	514	(1)	—
Derivative Assets(3)	5,538	—		5,538		—
Derivative Liabilities(3)	1,709	—		1,709		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2012 and 2013.

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
Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2012 and March 31, 2013.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

n.
Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended March 31,
	2012	2013
Foreign currency transaction (gains) losses, net	$(2,575)	$3,565
Other, net	(729)	(826)

	$(3,304)	$2,739

o.
Property, Plant and Equipment and Long-Lived Assets

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

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $539 for the three months ended March 31, 2013 and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business. Consolidated loss on disposal/write-down of property, plant and equipment, net was $719 for the three months ended March 31, 2012 and consisted primarily of write-offs associated with our European and Latin American operations.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2012 and March 31, 2013, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of March 31, 2013, we had (1) an outstanding forward contract to purchase $195,238 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $78,694 U.S. dollars and sell 77,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three months ended March 31, 2012 and 2013, there was $1,503 in net cash disbursements and $5,799 in cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

        The following table provides the fair value of our derivative instruments as of December 31, 2012 and March 31, 2013 and their gains and losses for the three months ended March 31, 2012 and 2013:

	Asset Derivatives
	December 31, 2012		March 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$5,538

Total		$—		$5,538

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

	Liability Derivatives
	December 31, 2012		March 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$1,522	Accrued expenses	$1,709

Total		$1,522		$1,709

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2012	2013
Foreign exchange contracts	Other expense (income), net	$7,971	$(11,150)

Total		$7,971	$(11,150)

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2012 and 2013, we designated on average 102,333 and 105,667 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $3,755 ($2,345, net of tax) and foreign exchange gains of $4,123 ($2,513, net of tax) for the three months ended March 31, 2012 and 2013, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of March 31, 2013, cumulative net gains of $13,235, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Debt

        Long-term debt comprised the following:

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$55,500	$55,500	$110,400	$110,400
Term Loan Facility(1)	462,500	462,500	456,250	456,250
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	242,813	242,813	227,985	227,985
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,875	181,591	171,981	176,496
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,834	56,052	49,841	55,305
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	335,152	341,753	325,389	335,044
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	451,000	400,000	444,510
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	317,250	300,000	314,250
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,518	610,500	548,561	607,063
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,012,500	1,000,000	997,500
Real Estate Mortgages, Capital Leases and Other(5)	254,811	254,811	259,299	259,299

Total Long-term Debt	3,825,003		3,849,706
Less Current Portion	(92,887)		(91,853)

Long-term Debt, Net of Current Portion	$3,732,116		$3,757,853

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Corporation ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates, which are subject to change based on our consolidated leverage ratio, as of December 31, 2012 and March 31, 2013, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2012 and March 31, 2013, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Debt (Continued)

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

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Debt (Continued)

subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2013, we had $110,400 of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2,318. The remaining availability under the Revolving Credit Facility on March 31, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, was $612,282. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 2.5% and 2.0%, respectively, as of March 31, 2013. For the three months ended March 31, 2012 and 2013, we recorded commitment fees and letters of credit fees of $600 and $610, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.93 and 3.95 as of December 31, 2012 and March 31, 2013, respectively, compared to a maximum allowable ratio of 5.50 under the Credit Agreement. Similarly, IMI's bond leverage ratio, per the indentures, was 5.33 and 5.15 as of December 31, 2012 and March 31, 2013, respectively, compared to a maximum allowable ratio of 6.50. IMI's revolving credit and term loan fixed charge coverage ratio was 1.33 and 1.39 as of December 31, 2012 and March 31, 2013, respectively, compared to a minimum allowable ratio of 1.20 and 1.00 as of December 31, 2012 and March 31, 2013, respectively, under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2012 and March 31, 2013 and for the three months ended March 31, 2012 and 2013.

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

        In the normal course of business we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor, Canada Company or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below balance sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below statements of operations with respect to the relevant Parent, Guarantors, Canada Company, Non-Guarantors and Eliminations columns also would change.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$13,472	$103,500	$126,443	$—	$243,415
Restricted Cash	33,612	—	—	—	—	33,612
Accounts Receivable	—	338,455	44,363	189,382	—	572,200
Intercompany Receivable	1,055,593	—	5,781	—	(1,061,374)	—
Other Current Assets	48	121,933	5,720	47,164	—	174,865

Total Current Assets	1,089,253	473,860	159,364	362,989	(1,061,374)	1,024,092
Property, Plant and Equipment, Net	1,305	1,500,309	203,909	772,204	—	2,477,727
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,070,930	1,000	4,136	—	(1,076,066)	—
Investment in Subsidiaries	1,941,540	1,688,000	18,422	314,573	(3,962,535)	—
Goodwill	—	1,536,964	202,282	595,513	—	2,334,759
Other	37,909	261,950	10,622	211,394	(114)	521,761

Total Other Assets, Net	3,050,379	3,487,914	235,462	1,121,480	(5,038,715)	2,856,520

Total Assets	$4,140,937	$5,462,083	$598,735	$2,256,673	$(6,100,089)	$6,358,339

Liabilities and Equity
Intercompany Payable	$—	$942,547	$—	$118,827	$(1,061,374)	$—
Current Portion of Long-term Debt	—	70,870	2,799	19,218	—	92,887
Total Other Current Liabilities	111,536	469,249	31,015	200,266	—	812,066
Long-term Debt, Net of Current Portion	2,876,317	568,205	193,181	94,413	—	3,732,116
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,066,823	—	8,243	(1,076,066)	—
Other Long-term Liabilities	2,113	417,972	38,745	100,106	(114)	558,822
Commitments and Contingencies (See Note 7)
Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,926,417	332,995	1,703,123	(3,962,535)	1,149,971
Noncontrolling Interests	—	—	—	12,477	—	12,477

Total Equity	1,149,971	1,926,417	332,995	1,715,600	(3,962,535)	1,162,448

Total Liabilities and Equity	$4,140,937	$5,462,083	$598,735	$2,256,673	$(6,100,089)	$6,358,339

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$4,132	$97,059	$128,808	$—	$229,999
Restricted Cash	33,613	—	—	—	—	33,613
Accounts Receivable	—	340,333	45,163	185,906	—	571,402
Intercompany Receivable	970,671	—	9,755	—	(980,426)	—
Other Current Assets	5,586	118,088	6,807	42,649	(7,008)	166,122

Total Current Assets	1,009,870	462,553	158,784	357,363	(987,434)	1,001,136
Property, Plant and Equipment, Net	1,257	1,512,150	199,487	765,217	—	2,478,111
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,117,769	1,000	3,593	—	(1,122,362)	—
Investment in Subsidiaries	1,914,555	1,659,857	18,769	313,606	(3,906,787)	—
Goodwill	—	1,537,154	197,804	573,762	—	2,308,720
Other	36,350	259,214	10,015	204,748	(114)	510,213

Total Other Assets, Net	3,068,674	3,457,225	230,181	1,092,116	(5,029,263)	2,818,933

Total Assets	$4,079,801	$5,431,928	$588,452	$2,214,696	$(6,016,697)	$6,298,180

Liabilities and Equity
Intercompany Payable	$—	$859,754	$—	$120,672	$(980,426)	$—
Current Portion of Long-term Debt	—	71,560	2,672	17,621	—	91,853
Total Other Current Liabilities	108,748	446,051	25,192	179,742	(7,008)	752,725
Long-term Debt, Net of Current Portion	2,851,775	613,472	189,429	103,177	—	3,757,853
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,114,241	—	7,121	(1,122,362)	—
Other Long-term Liabilities	3,723	428,576	38,784	96,703	(114)	567,672
Commitments and Contingencies (See Note 7)
Total Iron Mountain Incorporated Stockholders' Equity	1,114,555	1,898,274	332,375	1,676,138	(3,906,787)	1,114,555
Noncontrolling Interests	—	—	—	13,522	—	13,522

Total Equity	1,114,555	1,898,274	332,375	1,689,660	(3,906,787)	1,128,077

Total Liabilities and Equity	$4,079,801	$5,431,928	$588,452	$2,214,696	$(6,016,697)	$6,298,180

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$287,587	$30,475	$107,279	$—	$425,341
Service	—	200,361	29,401	91,395	—	321,157

Total Revenues	—	487,948	59,876	198,674	—	746,498
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	193,215	25,041	97,042	—	315,298
Selling, General and Administrative	18	147,862	9,185	53,595	—	210,660
Depreciation and Amortization	75	48,086	4,563	25,284	—	78,008
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(155)	42	832	—	719

Total Operating Expenses	93	389,008	38,831	176,753	—	604,685

Operating (Loss) Income	(93)	98,940	21,045	21,921	—	141,813
Interest Expense (Income), Net	47,091	(4,234)	11,466	4,461	—	58,784
Other Expense (Income), Net	19,585	(1,260)	—	(21,629)	—	(3,304)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(66,769)	104,434	9,579	39,089	—	86,333
Provision (Benefit) for Income Taxes	—	17,084	4,523	3,653	—	25,260
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(122,119)	(32,966)	124	(5,056)	160,017	—

Income (Loss) from Continuing Operations	55,350	120,316	4,932	40,492	(160,017)	61,073
Income (Loss) from Discontinued Operations, Net of Tax	—	464	—	(5,557)	—	(5,093)

Net Income (Loss)	55,350	120,780	4,932	34,935	(160,017)	55,980
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	630	—	630

Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,350	$120,780	$4,932	$34,305	$(160,017)	$55,350

Net Income (Loss)	$55,350	$120,780	$4,932	$34,935	$(160,017)	$55,980
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,343)	1,057	6,461	22,772	—	27,947
Equity in Other Comprehensive Income (Loss) of Subsidiaries	29,832	28,712	369	6,461	(65,374)	—

Total Other Comprehensive Income (Loss)	27,489	29,769	6,830	29,233	(65,374)	27,947

Comprehensive Income (Loss)	82,839	150,549	11,762	64,168	(225,391)	83,927
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,088	—	1,088

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$82,839	$150,549	$11,762	$63,080	$(225,391)	$82,839

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$292,375	$31,549	$118,545	$—	$442,469
Service	—	186,275	28,005	90,282	—	304,562

Total Revenues	—	478,650	59,554	208,827	—	747,031
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	192,613	25,401	103,062	—	321,076
Selling, General and Administrative	27	157,807	9,046	56,571	—	223,451
Depreciation and Amortization	81	47,873	4,687	27,560	—	80,201
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(635)	(42)	138	—	(539)

Total Operating Expenses	108	397,658	39,092	187,331	—	624,189

Operating (Loss) Income	(108)	80,992	20,462	21,496	—	122,842
Interest Expense (Income), Net	51,814	(6,173)	11,349	6,192	—	63,182
Other (Income) Expense, Net	(33,027)	(1,151)	(3)	36,920	—	2,739

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(18,895)	88,316	9,116	(21,616)	—	56,921
Provision (Benefit) for Income Taxes	—	33,905	3,035	1,631	—	38,571
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(38,281)	17,258	(742)	(6,081)	27,846	—

Income (Loss) from Continuing Operations	19,386	37,153	6,823	(17,166)	(27,846)	18,350
Income (Loss) from Discontinued Operations, Net of Tax	—	81	—	2,103	—	2,184

Net Income (Loss)	19,386	37,234	6,823	(15,063)	(27,846)	20,534
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,148	—	1,148

Net Income (Loss) Attributable to Iron Mountain Incorporated	$19,386	$37,234	$6,823	$(16,211)	$(27,846)	$19,386

Net Income (Loss)	$19,386	$37,234	$6,823	$(15,063)	$(27,846)	$20,534
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,514	850	(7,049)	(11,262)	—	(14,947)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(17,476)	(18,336)	(395)	(7,049)	43,256	—

Total Other Comprehensive (Loss) Income	(14,962)	(17,486)	(7,444)	(18,311)	43,256	(14,947)

Comprehensive Income (Loss)	4,424	19,748	(621)	(33,374)	15,410	5,587
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,163	—	1,163

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$4,424	$19,748	$(621)	$(34,537)	$15,410	$4,424

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(40,455)	$100,211	$4,108	$15,195	$—	$79,059
Cash Flows from Operating Activities—Discontinued Operations	—	(2,415)	—	(1,760)	—	(4,175)

Cash Flows from Operating Activities	(40,455)	97,796	4,108	13,435	—	74,884
Cash Flows from Investing Activities:
Capital expenditures	—	(31,371)	(2,828)	(21,717)	—	(55,916)
Cash paid for acquisitions, net of cash acquired	—	(8,818)	—	—	—	(8,818)
Intercompany loans to subsidiaries	116,821	(19,330)	—	—	(97,491)	—
Investment in restricted cash	(2)	—	—	—	—	(2)
Additions to customer relationship and acquisition costs	—	(2,523)	(62)	(423)	—	(3,008)
Proceeds from sales of property and equipment and other, net	—	1,885	5	(37)	—	1,853

Cash Flows from Investing Activities—Continuing Operations	116,819	(60,157)	(2,885)	(22,177)	(97,491)	(65,891)
Cash Flows from Investing Activities—Discontinued Operations	—	(25)	—	(1,116)	—	(1,141)

Cash Flows from Investing Activities	116,819	(60,182)	(2,885)	(23,293)	(97,491)	(67,032)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(623,221)	(715)	(11,603)	—	(635,539)
Proceeds from revolving credit and term loan facilities and other debt	—	700,000	—	1,105	—	701,105
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	191	—	191
Intercompany loans from parent	—	(116,998)	(2,860)	22,367	97,491	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(43,180)	—	—	—	—	(43,180)
Proceeds from exercise of stock options and employee stock purchase plan	1,321	—	—	—	—	1,321
Excess tax benefits from stock-based compensation	190	—	—	—	—	190
Payment of debt financing costs	—	(93)	—	—	—	(93)

Cash Flows from Financing Activities—Continuing Operations	(79,721)	(40,312)	(3,575)	12,060	97,491	(14,057)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	(79,721)	(40,312)	(3,575)	12,021	97,491	(14,096)
Effect of exchange rates on cash and cash equivalents	—	—	1,623	3,069	—	4,692

(Decrease) Increase in cash and cash equivalents	(3,357)	(2,698)	(729)	5,232	—	(1,552)
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$71	$8,052	$68,178	$101,992	$—	$178,293

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(47,266)	$118,974	$4,161	$29,866	$—	$105,735
Cash Flows from Operating Activities—Discontinued Operations	—	(90)	—	960	—	870

Cash Flows from Operating Activities	(47,266)	118,884	4,161	30,826	—	106,605
Cash Flows from Investing Activities:
Capital expenditures	—	(61,795)	(1,983)	(31,640)	—	(95,418)
Cash paid for acquisitions, net of cash acquired	—	74	—	—	—	74
Intercompany loans to subsidiaries	95,719	(2,177)	—	—	(93,542)	—
Investment in subsidiaries	(3,500)	(3,500)	—	—	7,000	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(3,055)	(70)	(1,511)	—	(4,636)
Proceeds from sales of property and equipment and other, net	—	12	(3,191)	2,662	—	(517)

Cash Flows from Investing Activities—Continuing Operations	92,218	(70,441)	(5,244)	(30,489)	(86,542)	(100,498)
Cash Flows from Investing Activities—Discontinued Operations	—	(10)	—	—	—	(10)

Cash Flows from Investing Activities	92,218	(70,451)	(5,244)	(30,489)	(86,542)	(100,508)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(349,550)	(850)	(4,967)	—	(355,367)
Proceeds from revolving credit and term loan facilities and other debt	—	386,300	—	206	—	386,506
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	194	—	194
Intercompany loans from parent	—	(97,554)	(2,197)	6,209	93,542	—
Equity contribution from parent	—	3,500	—	3,500	(7,000)	—
Parent cash dividends	(51,662)	—	—	—	—	(51,662)
Proceeds from exercise of stock options and employee stock purchase plan	5,005	—	—	—	—	5,005
Excess tax benefits from stock-based compensation	1,705	—	—	—	—	1,705
Payment of debt financing costs	—	(469)	—	—	—	(469)

Cash Flows from Financing Activities—Continuing Operations	(44,952)	(57,773)	(3,047)	5,142	86,542	(14,088)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(44,952)	(57,773)	(3,047)	5,142	86,542	(14,088)
Effect of exchange rates on cash and cash equivalents	—	—	(2,311)	(3,114)	—	(5,425)

(Decrease) Increase in cash and cash equivalents	—	(9,340)	(6,441)	2,365	—	(13,416)
Cash and cash equivalents, beginning of period	—	13,472	103,500	126,443	—	243,415

Cash and cash equivalents, end of period	$—	$4,132	$97,059	$128,808	$—	$229,999

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Segment Information

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

  •
  International Business—storage and information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection & Recovery, Destruction and DMS. Our European operations provide Hard Copy, Data Protection & Recovery and DMS throughout Europe, and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Mexico and Peru. Our Asia Pacific operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Australia, with Hard Copy and Data Protection & Recovery services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the Consolidated Financial Statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended March 31, 2012
Total Revenues	$552,311	$194,187	$—	$746,498
Depreciation and Amortization	44,514	25,407	8,087	78,008
Depreciation	41,396	20,701	8,052	70,149
Amortization	3,118	4,706	35	7,859
Adjusted OIBDA	226,349	43,559	(47,357)	222,551
Total Assets(1)	4,228,281	1,666,245	192,096	6,086,622
Expenditures for Segment Assets	39,336	20,294	8,112	67,742
Capital Expenditures	27,933	19,871	8,112	55,916
Cash Paid for Acquisitions, Net of Cash Acquired	8,818	—	—	8,818
Additions to Customer Relationship and Acquisition Costs	2,585	423	—	3,008
Three Months Ended March 31, 2013
Total Revenues	542,478	204,553	—	747,031
Depreciation and Amortization	45,368	27,006	7,827	80,201
Depreciation	41,869	20,432	7,794	70,095
Amortization	3,499	6,574	33	10,106
Adjusted OIBDA	223,272	47,898	(43,694)	227,476
Total Assets(1)	4,297,699	1,808,829	191,652	6,298,180
Expenditures for Segment Assets	49,781	33,028	17,171	99,980
Capital Expenditures	46,730	31,517	17,171	95,418
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	(74)	—	—	(74)
Additions to Customer Relationship and Acquisition Costs	3,125	1,511	—	4,636

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

(6) Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2012	2013
Adjusted OIBDA	$222,551	$227,476
Less: Depreciation and Amortization	78,008	80,201
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	719	(539)
REIT Costs(1)	2,011	24,972
Interest Expense, Net	58,784	63,182
Other (Income) Expense, Net	(3,304)	2,739

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$86,333	$56,921

(1)
Includes costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

(7) Commitments and Contingencies

a.
Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $34,000 over the next several years.

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Commitments and Contingencies (Continued)

benchmark commercial customers. Through March 31, 2013, we billed approximately $56,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

c.
State of Massachusetts Assessment

        During the third quarter of 2012, we applied for abatement of assessments from the state of Massachusetts. The assessments related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. The final outcome of this matter may require payment of additional corporate excise tax, which consists of two measures, an income tax, which is a component of the provision for income taxes, and a net worth tax, which is an operating charge. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board. In addition, we are near the end of a corporate excise audit by the state of Massachusetts for the 2007 and 2008 tax years. The adjustments being proposed are for issues

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Commitments and Contingencies (Continued)

consistent with those assessed in the earlier years. The state has recently begun an audit of the 2009-2011 tax years.

d.
Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by three customers, and have received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 9, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian operations, statements of operation and cash flow impacts related to the fire will be reflected as discontinued operations.

(8) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of March 31, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Stockholders' Equity Matters (Continued)

future quarterly dividends is at the discretion of our board of directors. In 2012 and in the first quarter of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013

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

(9) Discontinued Operations

Digital Operations

        On June 2, 2011, we sold the Digital Business to Autonomy pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which we conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and, as a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$755	$88
Provision (Benefit) for Income Taxes	291	7

Income (loss) from Discontinued Operations, Net of Tax	$464	$81

Italian Operations

        We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible obligations and contingencies associated with the fire in Italy discussed more fully in Note 7.d. Our Italian operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our Italian operations for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Total Revenues	$2,138	$—

(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(6,124)	$2,712
(Benefit) Provision for Income Taxes	(567)	609

(Loss) Income from Discontinued Operations, Net of Tax	$(5,557)	$2,103

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2013, included herein, and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed on March 1, 2013 (our "Annual Report").

 FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2013 and (4) proposed conversion to a real estate investment trust ("REIT") and the estimated range of tax payments and other costs expected to be incurred in connection therewith. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) with regard to our proposed conversion to a REIT, in fact, there are significant implementation and operational complexities to address before we can convert to a REIT, including obtaining a favorable private letter ruling from the Internal Revenue Service, completing internal reorganizations and modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts and we can provide no assurance when conversion to a REIT will be successful, if at all; (2) with regard to our estimated tax and other REIT conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the private letter rulings ("PLR") from the U.S. Internal Revenue Service ("IRS"), changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors; (3) realizing the anticipated benefits to stockholders of our proposed REIT conversion, including the achievement of tax savings for us, increases in income distributable to stockholders, the potential to lower the cost of financing through increased ownership of currently leased real estate, maximizing our enterprise value and the expansion of our stockholder base; (4) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (5) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (6) changes in the price for our storage and information management services relative to the cost of providing such storage and information management services; (7) changes in customer preferences and demand for our storage and information management services; (8) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (9) the cost or potential liabilities associated with real estate necessary for our business; (10) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (11) changes in the political and economic environments in the countries in which our international subsidiaries operate; (12) claims that our technology violates the intellectual property rights of a third party; (13) changes in the cost of our debt; (14) the impact of alternative, more attractive investments on dividends; (15) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (16) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

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

Reconciliation of Adjusted OIBDA to Operating Income (in thousands):

	Three Months Ended March 31,
	2012	2013
Adjusted OIBDA	$222,551	$227,476
Less: Depreciation and Amortization	78,008	80,201
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, net	719	(539)
REIT Costs(1)	2,011	24,972

Operating Income	$141,813	$122,842

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

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2012	2013
Adjusted EPS—Fully Diluted from Continuing Operations	$0.29	$0.27
Less: Loss (Gain) on disposal/write-down of property, plant and equipment, net	—	—
REIT Costs	0.01	0.13
Other (Income) Expense, net	(0.02)	0.01
Tax impact of reconciling items and discrete tax items	(0.05)	0.03

Reported EPS—Fully Diluted from Continuing Operations	$0.35	$0.10

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Income Taxes

  •
  Stock-Based Compensation

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report and the Consolidated Financial Statements and the Notes included therein filed with the SEC on March 1, 2013. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2012.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2013 within each section.

Potential REIT Conversion

        On June 5, 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic, and after the unanimous recommendation of the Strategic Review Special Committee of the board of directors, unanimously approved a plan for Iron Mountain Incorporated ("IMI") to pursue conversion (the "Conversion Plan") to a REIT. If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, only at the stockholder level. Nevertheless, the income of our U.S. taxable REIT subsidiaries ("TRS"), which will hold our U.S. operations that may not be REIT-compliant, would be subject, as applicable, to U.S. federal and state corporate income tax, and we would continue to be subject to foreign income taxes in non-U.S. jurisdictions in which we hold assets or conduct operations, regardless of whether held or conducted through qualified REIT subsidiaries ("QRS") or TRS. We would also be subject to a separate corporate income tax on any gains recognized during a specified period (generally, 10 years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance with various requirements following our conversion to a REIT, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $31.1 million was incurred in the first quarter of 2013, including approximately $6.2 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

Discontinued Operations

        On June 2, 2011, we sold (the "Digital Sale") our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business and our Italian operations, including the gain on the sale of the Digital Business and the loss on the sale of the Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 9 to Notes to Consolidated Financial Statements.

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including the scanning, imaging and document conversion services of active and inactive records or Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our core service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes thereby reducing their core service activity levels. We expect this trend to continue in 2013. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which is included as a component of service revenues, is recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

        Cost of sales (excluding depreciation and amortization) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits in dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers' compensation. Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties.

        The expansion of our international and secure shredding businesses has impacted the major cost of sales components. Our international operations are more labor intensive than our operations in North America and, therefore, labor costs are a higher percentage of segment revenue than our North American operations. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
British pound sterling	$1.571	$1.552	(1.2)%
Canadian dollar	$0.998	$0.992	(0.6)%
Euro	$1.311	$1.321	0.8%

Results of Operations

        Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$746,498	$747,031	$533	0.1%
Operating Expenses	604,685	624,189	19,504	3.2%

Operating Income	141,813	122,842	(18,971)	(13.4)%
Other Expenses, Net	80,740	104,492	23,752	29.4%

Income from Continuing Operations	61,073	18,350	(42,723)	(70.0)%
(Loss) Income from Discontinued Operations, Net of Tax	(5,093)	2,184	7,277	142.9%

Net Income	55,980	20,534	(35,446)	(63.3)%
Net Income Attributable to Noncontrolling Interests	630	1,148	518	(82.2)%

Net Income Attributable to Iron Mountain Incorporated	$55,350	$19,386	$(35,964)	(65.0)%

Adjusted OIBDA(1)	$222,551	$227,476	$4,925	2.2%

Adjusted OIBDA Margin(1)	29.8%	30.5%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

 REVENUES

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$425,341	$442,469	$17,128	4.0%	4.4%	2.5%
Core Service	241,080	226,891	(14,189)	(5.9)%	(5.4)%	(7.1)%

Total Core Revenue	666,421	669,360	2,939	0.4%	0.8%	(1.0)%
Complementary Services	80,077	77,671	(2,406)	(3.0)%	(2.5)%	(4.7)%

Total Revenue	$746,498	$747,031	$533	0.1%	0.5%	(1.4)%

Total Service Revenue	$321,157	$304,562	$(16,595)	(5.2)%	(4.7)%	(6.5)%

(1)
Constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Our consolidated storage rental revenues increased $17.1 million, or 4.0%, to $442.5 million for the three months ended March 31, 2013 from $425.3 million for the three months ended March 31, 2012. The growth rate for the three months ended March 31, 2013 consists of internal revenue growth of 2.5%. Net acquisitions/divestitures contributed 1.8% of the increase in reported storage rental revenues in the three months ended March 31, 2013 over the same period in 2012. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the three months ended March 31, 2013 by approximately 0.3% compared to the same prior year period. Our consolidated storage rental revenue growth in the first three months of 2013 was driven by sustained storage rental internal growth of 1.6% and 5.2% in our North American and International Business segments, respectively. Global records management net volumes as of March 31, 2013 increased by 2.8% over the ending volume at March 31, 2012, primarily driven by certain acquisitions that occurred in the second quarter of fiscal year 2012.

        Consolidated service revenues, consisting of core and complementary services, decreased $16.6 million, or 5.2%, to $304.6 million for the three months ended March 31, 2013 from $321.2 million for the three months ended March 31, 2012. Service revenue internal growth was negative 6.5% for the three months ended March 31, 2013. The negative service revenue internal growth for the three months ended March 31, 2013 was driven by negative core service internal growth of 7.1%, which reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues, as well as lower shredding revenues within our International Business segment. Strong growth in DMS helped offset the decline in core service revenues. Negative complementary service revenue internal growth of 4.7% was due primarily to lower termination fees and fulfillment revenues. Recycled paper prices, which had negatively impacted our complementary service revenue internal growth over the past several quarters, stabilized towards the end of 2012, and average prices during the first quarter of 2013 were fairly consistent with the same period in 2012. Foreign currency exchange rate fluctuations decreased reported service revenues by 0.5% for the three months ended March 31, 2013 over the same period in 2012. Offsetting the decrease in reported consolidated service revenues were net acquisitions/divestitures, which contributed an increase of 1.8% of total reported service revenues in the three months ended March 31, 2013 over the same period in 2012.

        For the reasons stated above, our consolidated revenues increased $0.5 million, or 0.1%, to $747.0 million for the three months ended March 31, 2013 from $746.5 million for the three months ended March 31, 2012. We calculate internal revenue growth in local currency for our international operations. Internal revenue growth was negative 1.4% for the three months ended March 31, 2013. For the three months ended March 31, 2013, foreign currency exchange rate fluctuations decreased our consolidated revenues by 0.4% compared to the same prior year period, primarily due to the weakening of the British pound sterling and Canadian dollar, and offset by an increase of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures which contributed an increase of 1.8% of total reported revenues in the three months ended March 31, 2013 over the same period in 2012.

Internal Growth—Eight-Quarter Trend

	2011			2012				2013
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	2.8%	3.3%	3.3%	2.9%	3.5%	2.4%	3.2%	2.5%
Service Revenue	1.2%	1.8%	(1.4)%	(2.2)%	(5.2)%	(7.8)%	(2.4)%	(6.5)%
Total Revenue	2.1%	2.6%	1.2%	0.6%	(0.3)%	(2.1)%	0.8%	(1.4)%

        We expect our consolidated internal revenue growth rate for 2013 to be approximately (1)% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 2.4% and 3.5%. Storage rental revenue internal growth rates have stabilized over the past eight quarters following a decline that was driven primarily by the most recent financial crisis. Volume growth in the North American Business segment has been relatively flat over this period, and, as a result, storage rental revenue growth has been driven primarily by net price increases. Within our International Business segment, the more developed markets are generating consistent low-to-mid single-digit storage rental revenue growth while the emerging markets are producing strong double-digit storage rental revenue growth by taking advantage of the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in the North American Business segment; (2) fluctuations in the price of recycled paper, which increased through the third quarter of 2011 before beginning a sharp decline into the first quarter of 2012 and settling into a level approximately 30% below the 2011 average price for most of 2012; (3) softness in some of our other complementary service lines, such as fulfillment services; and (4) higher fuel surcharges.

 OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$152,805	$157,305	$4,500	2.9%	3.5%	20.5%	21.1%	0.6%
Facilities	106,012	106,945	933	0.9%	1.4%	14.2%	14.3%	0.1%
Transportation	31,393	30,689	(704)	(2.2)%	(1.5)%	4.2%	4.1%	(0.1)%
Product Cost of Sales and Other	25,088	26,137	1,049	4.2%	4.7%	3.4%	3.5%	0.1%

	$315,298	$321,076	$5,778	1.8%	2.4%	42.2%	43.0%	0.8%

Labor

        Labor expense increased to 21.1% of consolidated revenues in the three months ended March 31, 2013 compared to 20.5% in the comparable prior year period. Labor expense for the three months ended March 31, 2013 increased by 3.5% on a constant currency basis compared to the three months ended March 31, 2012 primarily due to merit increases and labor costs associated with certain acquisitions that occurred in the second quarter of fiscal year 2012. Labor costs were favorably impacted by 0.6 percentage points due to currency rate changes during the three months ended March 31, 2013.

Facilities

        Facilities costs increased to 14.3% of consolidated revenues in the three months ended March 31, 2013 compared to 14.2% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $1.0 million to $51.5 million for the three months ended March 31, 2013 compared to the same period of 2012 primarily due to certain acquisitions that occurred in the second quarter of fiscal year 2012. Other facilities costs increased by approximately $0.8 million, in constant currency terms, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increased building maintenance costs of $1.0 million. Facilities costs were favorably impacted by 0.5 percentage points due to currency rate changes during the three months ended March 31, 2013.

Transportation

        Transportation expenses decreased by $0.5 million in constant currency terms during the three months ended March 31, 2013 compared to the same period in 2012 as a result of decreased fuel costs. Transportation expenses were favorably impacted by 0.7 percentage points due to currency rate changes during the three months ended March 31, 2013.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the three months ended March 31, 2013, product cost of sales and other, which is correlated to higher project revenues, increased by $1.0 million compared to the prior year on an actual basis. These costs were favorably impacted by 0.5 percentage points due to currency rate changes during the three months ended March 31, 2013.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$126,806	$143,624	$16,818	13.3%	13.8%	17.0%	19.2%	2.2%
Sales, Marketing & Account Management	57,967	53,615	(4,352)	(7.5)%	(7.2)%	7.8%	7.2%	(0.6)%
Information Technology	24,162	23,900	(262)	(1.1)%	(0.5)%	3.2%	3.2%	0.0%
Bad Debt Expense	1,725	2,312	587	34.0%	35.3%	0.2%	0.3%	0.1%

	$210,660	$223,451	$12,791	6.1%	6.6%	28.2%	29.9%	1.7%

General and Administrative

        General and administrative expenses increased to 19.2% of consolidated revenues during the three months ended March 31, 2013 compared to 17.0% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $17.5 million during the three months ended March 31, 2013 compared to the same period in 2012. Included in general and administrative expenses for the three months ended March 31, 2013 were $25.0 million of REIT Costs compared to $2.0 million in the comparable prior year period. This increase was offset by approximately $5.5 million of other cost reductions primarily attributable to a reduction in stock-based compensation expense of $4.1 million and reduced professional fees within our North American Business segment. General and administrative expenses were favorably impacted by 0.5 percentage points due to currency rate changes during the three months ended March 31, 2013.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.2% of consolidated revenues during the three months ended March 31, 2013 compared to 7.8% in the comparable prior year period. In constant currency terms, the decrease of $4.1 million during the three months ended March 31, 2013 compared to the same period in 2012 is primarily due to a $5.2 million decrease in compensation expense within our North American Business segment, primarily associated with decreased commission expenses and associated payroll taxes. Sales, marketing and account management expenses were favorably impacted by 0.3 percentage points due to currency rate changes during the three months ended March 31, 2013.

Information Technology

        In constant currency terms, information technology expenses decreased $0.1 million during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to decreased compensation expenses. Information technology expenses were favorably impacted by 0.6 percentage points due to currency rate changes during the three months ended March 31, 2013.

Bad Debt Expense

        Consolidated bad debt expense for the three months ended March 31, 2013 increased $0.6 million, or 34.0%, to $2.3 million (0.3% of consolidated revenues) from $1.7 million (0.2% of consolidated revenues) in the same period in 2012. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily related to a decrease of $0.3 million in our International Business segment attributable to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom.

        Amortization expense increased $2.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $0.5 million for the three months ended March 31, 2013 and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment. Consolidated loss on disposal/write-down of property, plant and equipment, net was $0.7 million for the three months ended March 31, 2012 and consisted primarily of write-offs associated with our European and Latin American operations.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income decreased $19.0 million, or 13.4%, to $122.8 million (16.4% of consolidated revenues) for the three months ended March 31, 2013 from $141.8 million (19.0% of consolidated revenues) for the three months ended March 31, 2012 and (2) consolidated Adjusted OIBDA increased $4.9 million, or 2.2%, to $227.5 million (30.5% of consolidated revenues) for the three months ended March 31, 2013 from $222.6 million (29.8% of consolidated revenues) for the three months ended March 31, 2012.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $4.4 million to $63.2 million (8.5% of consolidated revenues) for the three months ended March 31, 2013 from $58.8 million (7.9% of consolidated revenues) for the three months ended March 31, 2012 primarily due to the issuance of $1.0 billion in aggregate principal of our 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") in August 2012. This increase was partially offset by the early retirement of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 in August 2012. Our weighted average interest rate was 6.3% and 6.5% at March 31, 2013 and March 31, 2012, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2012	2013
Foreign currency transaction (gains) losses, net	$(2,575)	$3,565	$6,140
Other, net	(729)	(826)	(97)

	$(3,304)	$2,739	$6,043

        Net foreign currency transaction losses of $3.6 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2013. Losses resulted primarily from changes in the exchange rate of each of the British pound sterling, Euro and Russian ruble against the U.S. dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European subsidiaries, which were partially offset by gains as a result of British pound sterling denominated debt and forward currency swap contracts and Euro denominated bonds issued by IMI.

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

Provision for Income Taxes

        Our effective tax rates for the three months ended March 31, 2012 and 2013 were 29.3% and 67.8%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2012, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our first quarter 2012 effective tax rate by 8.9%. During the three months ended March 31, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our first quarter 2013 effective tax rate by 22.5%.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed conversion to a REIT. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the three months ended March 31, 2013 decreased $42.7 million, or 70.0%, to $18.4 million (2.5% of consolidated revenues) from income from continuing operations of $61.1 million (8.2% of consolidated revenues) for the three months ended March 31, 2012.

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $(5.1) million for the three months ended March 31, 2012. Income from discontinued operations, net of tax was $2.2 million for the three months ended March 31, 2013.

NONCONTROLLING INTERESTS

        For the three months ended March 31, 2012 and 2013, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.6 million and $1.1 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Our reportable operating segments are North American Business, International Business and Corporate. See Note 6 to Notes to Consolidated Financial Statements. Our North American Business segment offers storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection & Recovery"); information destruction services ("Destruction"); DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; and technology escrow services that protect and manage source code. Our International Business segment offers storage and information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection & Recovery, Destruction and DMS. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$552,311	$542,478	$(9,833)	(1.8)%	(1.7)%	(2.0)%

Segment Adjusted OIBDA(1)	$226,349	$223,272	$(3,077)	(1.4)%	(1.3)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.0%	41.2%

(1)
See Note 6 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three months ended March 31, 2013, revenue in our North American Business segment decreased 1.8% over the three months ended March 31, 2012, primarily due to negative internal growth of 2.0%. The negative internal growth was driven by negative consolidated service internal growth of 7.1%, which was the result of a trend toward reduced retrieval/re-file activity and the related transportation revenues, partially offset by storage rental revenue internal growth of 1.6%, primarily related to net price increases. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.1% for the first three months of 2013. Adjusted OIBDA as a percentage of segment revenue remained consistent in the first three months of 2013 compared to the first three months of 2012.

International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$194,187	$204,553	$10,366	5.3%	6.6%	0.5%

Segment Adjusted OIBDA(1)	$43,559	$47,898	$4,339	10.0%	10.1%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	22.4%	23.4%

(1)
See Note 6 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Reported revenues in our International Business segment increased 5.3% during the three months ended March 31, 2013 over the same prior year period. Internal growth was 0.5%, supported by solid 5.2% storage rental internal growth, partially offset by negative total service internal growth of 5.0% driven by lower shredding revenues. Acquisitions contributed 6.1% to total reported revenue growth primarily due to our acquisitions in Brazil and Switzerland in the second quarter of 2012. Foreign currency fluctuations in 2013, primarily in Europe, resulted in decreased revenue in the first three months of 2013, as measured in U.S. dollars, of approximately 1.3% as compared to the same prior year period. Adjusted OIBDA as a percentage of segment revenue increased in the three months ended March 31, 2013 compared to the same prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2012	2013
Segment Adjusted OIBDA(1)	$(47,357)	$(43,694)	$3,663	7.7%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.3)%	(5.8)%

(1)
See Note 6 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three months ended March 31, 2013, expenses in the Corporate segment as a percentage of consolidated revenue decreased compared to the three months ended March 31, 2012, primarily due to a $4.1 million reduction in stock-based compensation expense.

 Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2012	2013
Cash flows from operating activities—continuing operations	$79,059	$105,735
Cash flows from investing activities—continuing operations	(65,891)	(100,498)
Cash flows from financing activities—continuing operations	(14,057)	(14,088)
Cash and cash equivalents at the end of period	178,293	229,999

        Net cash provided by operating activities from continuing operations was $105.7 million for the three months ended March 31, 2013 compared to $79.1 million for the three months ended March 31, 2012. The 33.7% period over period increase resulted primarily from a decrease in the three months ended March 31, 2013 in cash used in working capital of $53.4 million, partially offset by a decrease in net income, excluding non-cash charges and realized foreign exchange gains, of $26.7 million. The increase in working capital is primarily related to lower cash payments for taxes and lower payments associated with accounts payable in the three months ended March 31, 2013 compared to the same prior year period.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures and additions to customer acquisition costs during the three months ended March 31, 2013 amounted to $95.4 million and $4.6 million, respectively. For the three months ended March 31, 2013, these expenditures were funded with cash flows provided by operating activities from continuing operations and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $325.0 million in the year ending December 31, 2013. Included in our estimated capital expenditures for 2013 is approximately $75.0 million of real estate and approximately $35.0 million associated with the Conversion Plan.

        Net cash used in financing activities from continuing operations was $14.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we received net borrowings under our Revolving Credit Facility (defined below) and other debt of $31.1 million and $5.0 million of proceeds from the exercise of stock options. We used the proceeds from these financing transactions and cash on hand to pay dividends in the amount of $51.7 million on our common stock.

Share Repurchases and Dividends

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of March 31, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions in the form of cash and common stock if we are successful in converting to a REIT. In fiscal year 2012 and in the first quarter of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits which is estimated to be approximately $1.0 billion to $1.5 billion (collectively, the "E&P Distribution"). We expect to pay the E&P Distribution in a combination of common stock and cash, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700 million (the "Special Dividend") payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a portion of the E&P Distribution, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. If we are successful in converting to a REIT, we anticipate that the balance of any additional E&P Distribution will be paid out over several years beginning in 2014 based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and we issued approximately 17.0 million shares of common stock in the Special Dividend, and the total value of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facilities). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $375.0 million to $475.0 million in costs to support the Conversion Plan, including approximately $225.0 million to $275.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $123.9 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our Consolidated Balance Sheets as of December 31, 2012. In 2013, we expect to reclassify another $41.3 million of long-term deferred income tax liabilities to current deferred income taxes of which $10.3 million was reclassified as of March 31, 2013. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $31.1 million was incurred in the first quarter of 2013, including approximately $6.2 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of March 31, 2013, our cash and cash equivalents and restricted cash balance was $263.6 million, including money market funds and time deposits amounting to $209.7 million. A substantial portion of the money market fund is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2013 comprised the following (in thousands):

Revolving Credit Facility(1)	$110,400
Term Loan Facility(1)	456,250
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	227,985
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	171,981
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,841
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	325,389
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,561
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	259,299

Total Long-term Debt	3,849,706
Less Current Portion	(91,853)

Long-term Debt, Net of Current Portion	$3,757,853

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

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500.0 million term loan facility (the "Term Loan Facility", and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of

$175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2013, we had $110.4 million of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2.3 million. The remaining availability under the Revolving Credit Facility on March 31, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, was $612.3 million. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 2.5% and 2.0%, respectively, as of March 31, 2013.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, uses EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.93 and 3.95 as of December 31, 2012 and March 31, 2013, respectively, compared to a maximum allowable ratio of 5.50 under the Credit Agreement. Similarly, IMI's bond leverage ratio, per the indentures, was 5.33 and 5.15 as of December 31, 2012 and March 31, 2013, respectively, compared to a maximum allowable ratio of 6.50. IMI's revolving credit and term loan fixed charge coverage ratio was 1.33 and 1.39 as of December 31, 2012 and March 31, 2013, respectively, compared to a minimum allowable ratio of 1.20 and 1.00 as of December 31, 2012 and March 31, 2013, respectively, under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

Contractual Obligations

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at March 31, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $9.4 million (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $47.0 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 80%. We also have foreign tax credits of $47.0 million, which expire in 2017 through 2020, subject to a valuation allowance of approximately 70%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2013 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended March 31, 2013, nor did we repurchase any shares of our common stock during the three months ended March 31, 2013. As of March 31, 2013, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
10.1	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Filed herewith.)
10.2	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 20). (#) (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 2, 2013	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)