Form 10-Q
period 2013-06-30
IRON MOUNTAIN INC
filed 2013-08-01
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        Number of shares of the registrant's Common Stock at July 26, 2013: 191,109,909

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2012	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$243,415	$258,866
Restricted cash	33,612	33,613
Accounts receivable (less allowances of $25,209 and $26,764 as of December 31, 2012 and June 30, 2013, respectively)	572,200	581,481
Deferred income taxes	10,152	15,918
Prepaid expenses and other	164,713	156,104

Total Current Assets	1,024,092	1,045,982
Property, Plant and Equipment:
Property, plant and equipment	4,443,323	4,465,713
Less—Accumulated depreciation	(1,965,596)	(2,013,404)

Property, Plant and Equipment, net	2,477,727	2,452,309
Other Assets, net:
Goodwill	2,334,759	2,317,157
Customer relationships and acquisition costs	456,120	457,710
Deferred financing costs	43,850	40,923
Other	21,791	20,738

Total Other Assets, net	2,856,520	2,836,528

Total Assets	$6,358,339	$6,334,819

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$92,887	$324,682
Accounts payable	168,120	141,686
Accrued expenses	426,813	396,074
Deferred revenue	217,133	210,483

Total Current Liabilities	904,953	1,072,925
Long-term Debt, net of current portion	3,732,116	3,614,018
Other Long-term Liabilities	62,917	66,552
Deferred Rent	97,356	94,189
Deferred Income Taxes	398,549	393,596
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 190,005,788 shares and 191,109,705 shares as of December 31, 2012 and June 30, 2013, respectively)	1,900	1,911
Additional paid-in capital	942,199	973,095
Retained earnings	185,558	126,964
Accumulated other comprehensive items, net	20,314	(21,697)

Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,080,273

Noncontrolling Interests	12,477	13,266

Total Equity	1,162,448	1,093,539

Total Liabilities and Equity	$6,358,339	$6,334,819

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2012	2013
Revenues:
Storage rental	$433,436	$441,571
Service	318,729	313,150

Total Revenues	752,165	754,721
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	313,060	321,056
Selling, general and administrative	203,515	224,531
Depreciation and amortization	77,510	78,928
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(607)	(1,663)

Total Operating Expenses	593,478	622,852
Operating Income (Loss)	158,687	131,869
Interest Expense, Net (includes Interest Income of $810 and $818 for the three months ended June 30, 2012 and 2013, respectively)	58,216	62,989
Other Expense (Income), Net	10,066	15,275

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	90,405	53,605
Provision (Benefit) for Income Taxes	48,964	26,067

Income (Loss) from Continuing Operations	41,441	27,538
(Loss) Income from Discontinued Operations, Net of Tax	(639)	(98)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	(1,885)	—

Net Income (Loss)	38,917	27,440
Less: Net Income (Loss) Attributable to Noncontrolling Interests	862	876

Net Income (Loss) Attributable to Iron Mountain Incorporated	$38,055	$26,564

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.24	$0.14

Total (Loss) Income from Discontinued Operations	$(0.01)	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.14

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.24	$0.14

Total (Loss) Income from Discontinued Operations	$(0.01)	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.14

Weighted Average Common Shares Outstanding—Basic	171,296	190,823

Weighted Average Common Shares Outstanding—Diluted	172,231	192,569

Dividends Declared per Common Share	$0.2700	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Revenues:
Storage rental	$858,777	$884,040
Service	639,886	617,712

Total Revenues	1,498,663	1,501,752
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	628,358	642,132
Selling, general and administrative	414,175	447,982
Depreciation and amortization	155,518	159,129
Loss (Gain) on disposal/write-down of property, plant and equipment, net	112	(2,202)

Total Operating Expenses	1,198,163	1,247,041
Operating Income (Loss)	300,500	254,711
Interest Expense, Net (includes Interest Income of $1,355 and $1,043 for the six months ended June 30, 2012 and 2013, respectively)	117,000	126,171
Other Expense (Income), Net	6,762	18,014

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	176,738	110,526
Provision (Benefit) for Income Taxes	74,224	64,638

Income (Loss) from Continuing Operations	102,514	45,888
(Loss) Income from Discontinued Operations, Net of Tax	(5,732)	2,086
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	(1,885)	—

Net Income (Loss)	94,897	47,974
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,492	2,024

Net Income (Loss) Attributable to Iron Mountain Incorporated	$93,405	$45,950

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.60	$0.24

Total (Loss) Income from Discontinued Operations	$(0.04)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.55	$0.24

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.60	$0.24

Total (Loss) Income from Discontinued Operations	$(0.04)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.54	$0.24

Weighted Average Common Shares Outstanding—Basic	171,308	190,518

Weighted Average Common Shares Outstanding—Diluted	172,227	192,339

Dividends Declared per Common Share	$0.5200	$0.5400

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2013
Net Income (Loss)	$38,917	$27,440
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(26,845)	(27,887)

Total Other Comprehensive (Loss) Income	(26,845)	(27,887)

Comprehensive Income (Loss)	12,072	(447)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	588	38

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$11,484	$(485)

	Six Months Ended June 30,
	2012	2013
Net Income (Loss)	$94,897	$47,974
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,102	(42,834)

Total Other Comprehensive Income (Loss)	1,102	(42,834)

Comprehensive Income (Loss)	95,999	5,140
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,676	1,201

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$94,323	$3,939

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $254	23,449	597,460	6	23,443	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(89,161)	—	—	—	(89,161)	—	—
Currency translation adjustment	1,102	—	—	—	—	918	184
Net income (loss)	94,897	—	—	—	93,405	—	1,492
Noncontrolling interests equity contributions	46	—	—	—	—	—	46
Noncontrolling interests dividends	(577)						(577)
Parent purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, June 30, 2012	$1,250,324	171,635,277	$1,716	$332,369	$906,811	$(1,285)	$10,713

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,162,448	190,005,788	$1,900	$942,199	$185,558	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,394	30,907	1,103,917	11	30,896	—	—	—
Parent cash dividends declared	(104,544)	—	—	—	(104,544)	—	—
Currency translation adjustment	(42,834)	—	—	—	—	(42,011)	(823)
Net income (loss)	47,974	—	—	—	45,950	—	2,024
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(1,155)	—	—	—	—	—	(1,155)

Balance, June 30, 2013	$1,093,539	191,109,705	$1,911	$973,095	$126,964	$(21,697)	$13,266

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$94,897	$47,974
Loss (Income) from discontinued operations	5,732	(2,086)
Loss (Gain)on sale of discontinued operations	1,885	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	139,755	139,914
Amortization (includes deferred financing costs and bond discount of $3,444 and $3,774, for the six months ended June 30, 2012 and 2013, respectively)	19,207	22,989
Stock-based compensation expense	16,117	13,593
(Benefit) Provision for deferred income taxes	(38,699)	20,593
Loss (Gain) on disposal/write-down of property, plant and equipment, net	112	(2,202)
Foreign currency transactions and other, net	7,249	39,865
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(24,461)	(21,245)
Prepaid expenses and other	23,943	(14,734)
Accounts payable	(4,043)	6,838
Accrued expenses and deferred revenue	(24,903)	(38,988)
Other assets and long-term liabilities	64	437

Cash Flows from Operating Activities—Continuing Operations	216,855	212,948
Cash Flows from Operating Activities—Discontinued Operations	(4,665)	953

Cash Flows from Operating Activities	212,190	213,901
Cash Flows from Investing Activities:
Capital expenditures	(107,361)	(158,240)
Cash paid for acquisitions, net of cash acquired	(107,290)	(52,792)
Investment in restricted cash	(1,502)	(1)
Additions to customer relationship and acquisition costs	(8,144)	(8,261)
Proceeds from sales of property and equipment and other, net	1,862	2,899

Cash Flows from Investing Activities—Continuing Operations	(222,435)	(216,395)
Cash Flows from Investing Activities—Discontinued Operations	(6,136)	(18)

Cash Flows from Investing Activities	(228,571)	(216,413)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,768,694)	(987,166)
Proceeds from revolving credit and term loan facilities and other debt	1,888,264	1,099,939
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	385	874
Stock repurchases	(38,052)	—
Parent cash dividends	(85,971)	(103,309)
Proceeds from exercise of stock options and employee stock purchase plan	11,029	14,897
Excess tax benefits from stock-based compensation	254	2,394
Payment of debt financing costs	(93)	(711)

Cash Flows from Financing Activities—Continuing Operations	7,122	26,918
Cash Flows from Financing Activities—Discontinued Operations	(39)	—

Cash Flows from Financing Activities	7,083	26,918
Effect of Exchange Rates on Cash and Cash Equivalents	(317)	(8,955)

(Decrease) Increase in Cash and Cash Equivalents	(9,615)	15,451
Cash and Cash Equivalents, Beginning of Period	179,845	243,415

Cash and Cash Equivalents, End of Period	$170,230	$258,866

Supplemental Information:
Cash Paid for Interest	$114,475	$123,563

Cash Paid for Income Taxes	$83,830	$58,886

Non-Cash Investing and Financing Activities:
Capital Leases	$13,130	$30,097

Accrued Capital Expenditures	$22,691	$20,891

Dividends Payable	$46,370	$54,274

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,612 and $33,613 as of December 31, 2012 and June 30, 2013, respectively, and is

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit facilities and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $11,761 and $9,186 for the three and six months ended June 30, 2012, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $16,366 and $19,931 for the three and six months ended June 30, 2013, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2012 and noted no impairment of goodwill at such date. As of December 31, 2012 and June 30, 2013, no factors were identified that would alter our October 1, 2012 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2012 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe, excluding Russia and Ukraine, in which we operate ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762,307, $365,303, $87,492, $56,893 and $62,764 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012 and June 30, 2013. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2012 that exceeded their carrying values by greater than 30%. As of June 30, 2013, the carrying value of goodwill, net amounted to $1,760,253, $349,592, $83,587, $68,483 and $55,242 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2013 are as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2012	$2,023,971	$631,528	$2,655,499
Deductible goodwill acquired during the year	9,821	16,560	26,381
Non-deductible goodwill acquired during the year	—	1,208	1,208
Fair value and other adjustments	191	(408)	(217	)(1)
Currency effects	(12,696)	(33,479)	(46,175)

Gross Balance as of June 30, 2013	$2,021,287	$615,409	$2,636,696

Accumulated Amortization Balance as of December 31, 2012	$261,664	$59,076	$320,740
Currency effects	(630)	(571)	(1,201)

Accumulated Amortization Balance as of June 30, 2013	$261,034	$58,505	$319,539

Net Balance as of December 31, 2012	$1,762,307	$572,452	$2,334,759

Net Balance as of June 30, 2013	$1,760,253	$556,904	$2,317,157

Accumulated Goodwill Impairment Balance as of December 31, 2012	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of June 30, 2013	$85,909	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $(143) in adjustments to property, plant and equipment, net, customer relationships and deferred income taxes made within one year from the date of the acquisition, as well as $74 of cash received related to acquisitions made in previous years.

        The components of our amortizable intangible assets as of June 30, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$702,857	$(245,147)	$457,710
Core Technology(1)	3,707	(3,317)	390
Trademarks and Non-Compete Agreements(1)	5,824	(3,464)	2,360
Deferred Financing Costs	64,140	(23,217)	40,923

Total	$776,528	$(275,145)	$501,383

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $9,606 and $19,207 for the three and six months ended June 30, 2012, respectively. Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $10,973 and $22,989 for the three and six months ended June 30, 2013, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the 2003 employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2012 was $6,317 ($5,061 after tax or $0.03 per basic and diluted share) and $16,117 ($11,908 after tax or $0.07 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2013 was $7,883 ($6,099 after tax or $0.03 per basic and diluted share) and $13,593 ($10,986 after tax or $0.06 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Cost of sales (excluding depreciation and amortization)	$302	$72	$517	$142
Selling, general and administrative expenses	6,015	7,811	15,600	13,451

Total stock-based compensation	$6,317	$7,883	$16,117	$13,593

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $254 and $2,394 for the six months ended June 30, 2012 and 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2013, ten-year vesting options represented 10.3% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2013, three-year vesting options represented 20.4% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the six months ended June 30, 2012 and 2013 was $7.00 and $7.69 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended June 30,
Weighted Average Assumptions	2012	2013
Expected volatility	33.8%	33.8%
Risk-free interest rate	1.24%	1.13%
Expected dividend yield	3%	3%
Expected life	6.3 years	6.3 years

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

        A summary of option activity for the six months ended June 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,908,102	$23.39
Granted	261,698	33.03
Exercised	(746,486)	22.41
Forfeited	(80,496)	21.72
Expired	(1,961)	23.86

Outstanding at June 30, 2013	5,340,857	$24.02	5.71	$17,521

Options exercisable at June 30, 2013	3,737,433	$23.71	5.07	$12,725

Options expected to vest	1,505,421	$24.70	7.22	$4,528

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Aggregate intrinsic value of stock options exercised	$2,308	$4,650	$3,372	$10,096

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three- to five-year vesting period from the date of grant. As a result of an amendment to our RSUs approved by our Compensation Committee of our board of directors in October 2012, all RSUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $34 of cash dividends on RSUs issued in June 2012. We accrued approximately $350 and $1,098 of cash dividends on RSUs for the three and six months ended June 30, 2013, respectively. There were no cash dividends paid on RSUs for the three and six months ended June 30, 2012, respectively. We paid approximately $187 and $553 of cash dividends on RSUs for the three and six months ended June 30, 2013, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSU activity for the six months ended June 30, 2013 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,303,664	$29.89
Granted	611,489	35.71
Vested	(407,310)	29.65
Forfeited	(37,821)	29.43

Non-vested at June 30, 2013	1,470,022	$32.39

        The total fair value of restricted stock vested during the three and six months ended June 30, 2012 was $1. The total fair value of restricted stock vested during the three and six months ended June 30, 2013 was $1. The total fair value of RSUs vested during the three and six months ended June 30, 2012 was $1,985 and $5,964, respectively. The total fair value of RSUs vested during the three and six months ended June 30, 2013 was $3,469 and $12,076, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Performance Units

        Under our various equity compensation plans, we may also make awards of performance units ("PUs"). For the majority of PUs, the number of PUs earned is determined based on our performance against predefined calendar year targets of revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% of the initial award. The number of PUs earned is determined based on the Company's actual performance as compared to the targets at the end of the one-year performance period. Certain PUs granted in 2013 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. Employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant, or (3) a maximum of three years. As a result of an amendment to our PUs approved by our Compensation Committee of our board of directors in October 2012, outstanding PUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $148 and $389 of cash dividends on PUs for the three and six months ended June 30, 2013, respectively.

        During the six months ended June 30, 2013, we issued 202,333 PUs. For PUs that are earned based on our performance against revenue growth and ROIC targets during the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each of the awards. For the 2013 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the three and six months ended June 30, 2013 was $0 and $908, respectively. There were no cash dividends paid on PUs for both the three and six months ended June 30, 2012 and 2013. As of June 30, 2013, we expected 86.6% achievement of the predefined revenue and ROIC targets associated with the grants made in 2013.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of PU activity for the six months ended June 30, 2013 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	236,093	(4,447)	231,646	$29.12
Granted	202,333	(25,536)	176,797	38.75
Vested	(31,361)	558	(30,803)	29.48
Forfeited	(3,347)	—	(3,347)	28.87

Non-vested at June 30, 2013	403,718	(29,425)	374,293	$33.64

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the six months ended June 30, 2012 and 2013, there were 88,672 shares and 74,732 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at June 30, 2013 was 204,494, which will be replaced subsequent to our June 1 offering, which ends on November 29, 2013, by the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan, which was approved by our stockholders at the 2013 Annual Meeting of Stockholders held on June 6, 2013. Beginning November 29, 2013, we will have 1,000,000 shares available under the ESPP.

        As of June 30, 2013, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $58,648 and is expected to be recognized over a weighted-average period of 2.3 years.

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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Income (Loss) from continuing operations	$41,441	$27,538	$102,514	$45,888

Total (loss) income from discontinued operations (see Note 10)	$(2,524)	$(98)	$(7,617)	$2,086

Net income (loss) attributable to Iron Mountain Incorporated	$38,055	$26,564	$93,405	$45,950

Weighted-average shares—basic	171,296,000	190,823,000	171,308,000	190,518,000
Effect of dilutive potential stock options	753,385	1,337,423	737,087	1,366,265
Effect of dilutive potential restricted stock, RSUs and PUs	181,292	408,103	181,580	455,039

Weighted-average shares—diluted	172,230,677	192,568,526	172,226,667	192,339,304

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.24	$0.14	$0.60	$0.24

Total (loss) income from discontinued operations (see Note 10)	$(0.01)	$(0.00)	$(0.04)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.22	$0.14	$0.55	$0.24

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.24	$0.14	$0.60	$0.24

Total (loss) income from discontinued operations (see Note 10)	$(0.01)	$(0.00)	$(0.04)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.22	$0.14	$0.54	$0.24

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,885,060	319,158	1,965,338	289,728

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  g.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including Document Management Solutions, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

  i.
  Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2012 were 54.2% and 42.0%, respectively. Our effective tax rates for the three and six months ended June 30, 2013 were 48.6% and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

58.5%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three and six months ended June 30, 2012, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2012 effective tax rate by 10.2% and 0.9%, respectively. During the three and six months ended June 30, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2013 effective tax rate by 2.5% and 12.8%, respectively.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012.

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

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $247 and a reduction of $2 for gross interest and penalties for the three and six months ended June 30, 2012, respectively. We recorded an increase of $176 and $721 for gross interest and penalties for the three and six months ended June 30, 2013, respectively. We had $3,554 and $4,166 accrued for the payment of interest and penalties as of December 31, 2012 and June 30, 2013, respectively.

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

        As of June 30, 2013, we have reclassified approximately $20,658 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) in the accompanying Consolidated Balance Sheets related to the depreciation recapture associated with our recharacterization of certain racking structures as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our potential conversion to a REIT.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2012 and June 30, 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, and five global banks and six "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2012 and June 30, 2013, our cash and cash equivalents and restricted cash balance was $277,027 and $292,479, respectively, including money market funds and time deposits amounting to $218,629 and $231,245, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and June 30, 2013, respectively:

		Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$68,800	$—		$68,800		$—
Time Deposits(1)	149,829	—		149,829		—
Trading Securities	11,071	10,525	(2)	546	(1)	—
Derivative Liabilities(3)	1,522	—		1,522		—

		Fair Value Measurements at June 30, 2013 Using
Description	Total Carrying Value at June 30, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$98,620	$—		$98,620		$—
Time Deposits(1)	132,625	—		132,625		—
Trading Securities	12,172	11,788	(2)	384	(1)	—
Derivative Assets(3)	2,946	—		2,946		—
Derivative Liabilities(3)	520	—		520		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2013.

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
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2012 and June 30, 2013, respectively.

  n.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Foreign currency transaction losses (gains), net	$11,761	$16,366	$9,186	$19,931
Other, net	(1,695)	(1,091)	(2,424)	(1,917)

	$10,066	$15,275	$6,762	$18,014

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

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $1,663 and $2,202 for the three and six months ended June 30, 2013, respectively, and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business and the sale of a building in the United Kingdom.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2012 and June 30, 2013, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of June 30, 2013, we had (1) outstanding forward contracts to purchase $190,954 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $71,610 U.S. dollars and sell 77,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2012, there were $2,284 and $3,787 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and six months ended June 30, 2013, there were $10,476 and $16,275 in net cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

        The following table provides the fair value of our derivative instruments as of December 31, 2012 and June 30, 2013 and their gains and losses for the three and six months ended June 30, 2012 and 2013:

	Asset Derivatives
	December 31, 2012		June 30, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$2,946

Total		$—		$2,946

	Liability Derivatives
	December 31, 2012		June 30, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$1,522	Accrued expenses	$520

Total		$1,522		$520

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2012	2013	2012	2013
Foreign exchange contracts	Other expense (income), net	$(3,693)	$(9,073)	$4,278	$(20,223)

Total		$(3,693)	$(9,073)	$4,278	$(20,223)

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2012 and 2013, we designated on average 100,500 and 105,833 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $5,120 ($3,211, net of tax) and $1,365 ($866, net of tax) for the three and six months ended June 30, 2012, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity in the accompanying Consolidated Balance Sheets. We recorded foreign exchange losses of $2,030 ($1,237, net of tax) and foreign exchange gains of $2,093 ($1,276, net of tax) for the three and six months ended June 30, 2013, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity in the accompanying Consolidated

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

Balance Sheets. As of June 30, 2013, cumulative net gains of $11,998, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended June 30, 2013 are not presented due to the insignificant impact of the 2012 and 2013 acquisitions on our consolidated results of operations.

        In June 2013, in order to further enhance our existing operations in Brazil, we acquired the stock of Archivum Comercial Ltda. and AMG Comercial Ltda., storage rental and records management businesses in Sao Paulo, Brazil, in a single transaction for an aggregate purchase price of approximately $29,000. Included in the purchase price is approximately $2,900 held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the businesses to us.

        In May 2013, we acquired a storage rental and records management business in Texas with locations in Michigan, Texas and Florida, in a cash transaction for a purchase price of approximately $25,000. Included in the purchase price is approximately $1,600 held in escrow to secure a working capital adjustment. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to us or the former owners based on the final agreed upon working capital amount.

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2013 through June 30, 2013 is as follows:

Cash Paid (gross of cash acquired)	$52,866	(1)

Total Consideration	52,866
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expense, Deferred Income Taxes and Other	3,176
Property, Plant and Equipment(2)	4,544
Customer Relationship Assets(3)	28,117
Other Assets	131
Liabilities Assumed and Deferred Income Taxes(4)	(10,691)

Total Fair Value of Identifiable Net Assets Acquired	25,277

Goodwill Initially Recorded	$27,589

(1)
Included in cash paid for acquisitions in the accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2013 is cash received of $74 related to acquisitions made in previous years.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions to date in 2013 was 20 years.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        Allocations of the purchase price for acquisitions completed in 2013 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. The purchase price allocations of the 2013 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking structures), leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt comprised the following:

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$55,500	$55,500	$187,700	$187,700
Term Loan Facility(1)	462,500	462,500	450,000	450,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	242,813	242,813	228,180	228,408
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,875	181,591	166,338	169,664
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,834	56,052	49,848	52,905
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	335,152	341,753	330,338	335,902
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	451,000	400,000	430,500
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	317,250	300,000	311,475
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,518	610,500	548,604	583,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,012,500	1,000,000	930,000
Real Estate Mortgages, Capital Leases and Other(5)	254,811	254,811	277,692	277,692

Total Long-term Debt	3,825,003		3,938,700
Less Current Portion(6)	(92,887)		(324,682)

Long-term Debt, Net of Current Portion	$3,732,116		$3,614,018

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates, which are subject to change based on our consolidated leverage ratio, as of December 31, 2012 and June 30, 2013, respectively).

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2012 and June 30, 2013, respectively.

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

(4)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

(5)
The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.

(6)
The increase in current portion of long-term debt from December 31, 2012 to June 30, 2013 is primarily related to the 7 1/4% Notes which are due on April 15, 2014 being classified as current.

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, LLC ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2013, we had $187,700 of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2,312. The remaining availability under the Revolving Credit Facility on June 30, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, was $534,988. The average interest rate in effect under the Revolving Credit Facility was 2.5% and ranged from 2% to 4% as of June 30, 2013. The interest rate in effect under the Term Loan Facility was 2.0% as of June 30, 2013. For the three and six months ended June 30, 2012, we recorded commitment fees and letters of credit fees of $449 and $1,049, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. For the three and six months ended June 30, 2013, we recorded commitment fees and letters of credit fees of $546 and $1,156, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.93 and 4.06 as of December 31, 2012 and June 30, 2013, respectively, compared to a maximum allowable ratio of 5.50

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

under the Credit Agreement. Similarly, IMI's bond leverage ratio, per the indentures, was 5.33 and 4.92 as of December 31, 2012 and June 30, 2013, respectively, compared to a maximum allowable ratio of 6.50. IMI's revolving credit and term loan fixed charge coverage ratio was 1.33 and 1.37 as of December 31, 2012 and June 30, 2013, respectively, compared to a minimum allowable ratio of 1.20 and 1.00 as of December 31, 2012 and June 30, 2013, respectively, under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2012 and June 30, 2013 and for the three and six months ended June 30, 2012 and 2013 and are prepared on the same basis as the consolidated financial statements.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

        Additionally, IMI and the Guarantors guarantee the Subsidiary Notes, which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

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

        In July 2013, certain of Canada Company's operating subsidiaries (the "Amalgamated Entities") were amalgamated into Canada Company and, as part of our proposed conversion to a REIT, Canada Company contributed certain assets and liabilities into two newly-formed wholly owned entities (the "Canadian Subsidiaries"), collectively referred to as the "Canada Company Reorganization." The assets, liabilities, equity, results of operations and cash flows of the Amalgamated Entities, currently presented within the Non-Guarantors, will be presented within the Canada Company column in future periods. The assets, liabilities, equity, results of operations and cash flows of the Canadian Subsidiaries, currently presented within Canada Company, will be presented within the Non-Guarantors column in future periods.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

        As noted above, IMI and the Guarantors guarantee the Subsidiary Notes which were issued by Canada Company. Canada Company, IMI and the Guarantors are sometimes collectively referred to as the "Canadian Obligors." As a result of the Canada Company Reorganization, we have performed an analysis to quantify the impact of the Canada Company Reorganization on the assets, liabilities, equity, results of operations and cash flows of the Canadian Obligors. As a result of this analysis, we have concluded that the impact of the Canada Company Reorganization is not material to the consolidated assets, liabilities, equity, results of operations and cash flows of the Canadian Obligors.

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$4,152	$107,684	$147,030	$—	$258,866
Restricted Cash	33,613	—	—	—	—	33,613
Accounts Receivable	—	346,133	45,159	190,189	—	581,481
Intercompany Receivable	892,125	—	4,033	—	(896,158)	—
Other Current Assets	1,512	123,934	4,423	42,153	—	172,022

Total Current Assets	927,250	474,219	161,299	379,372	(896,158)	1,045,982
Property, Plant and Equipment, Net	1,209	1,512,925	191,025	747,150	—	2,452,309
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,175,843	1,000	3,117	—	(1,179,960)	—
Investment in Subsidiaries	1,912,854	1,657,184	19,013	307,943	(3,896,994)	—
Goodwill	—	1,546,977	191,312	578,868	—	2,317,157
Other	34,948	269,523	9,459	205,555	(114)	519,371

Total Other Assets, Net	3,123,645	3,474,684	222,901	1,092,366	(5,077,068)	2,836,528

Total Assets	$4,052,104	$5,461,828	$575,225	$2,218,888	$(5,973,226)	$6,334,819

Liabilities and Equity
Intercompany Payable	$—	$777,743	$—	$118,415	$(896,158)	$—
Current Portion of Long-term Debt	228,180	77,808	2,486	16,208	—	324,682
Total Other Current Liabilities	110,931	442,275	28,852	166,185	—	748,243
Long-term Debt, Net of Current Portion	2,628,790	676,565	183,453	125,210	—	3,614,018
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,172,374	—	6,586	(1,179,960)	—
Other Long-term Liabilities	2,930	419,462	33,478	98,581	(114)	554,337
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,080,273	1,895,601	326,956	1,674,437	(3,896,994)	1,080,273
Noncontrolling Interests	—	—	—	13,266	—	13,266

Total Equity	1,080,273	1,895,601	326,956	1,687,703	(3,896,994)	1,093,539

Total Liabilities and Equity	$4,052,104	$5,461,828	$575,225	$2,218,888	$(5,973,226)	$6,334,819

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$288,883	$30,673	$113,880	$—	$433,436
Service	—	199,633	28,433	90,663	—	318,729

Total Revenues	—	488,516	59,106	204,543	—	752,165
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	187,364	23,991	101,705	—	313,060
Selling, General and Administrative	48	134,760	8,852	59,855	—	203,515
Depreciation and Amortization	82	47,545	4,548	25,335	—	77,510
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(589)	(65)	47	—	(607)

Total Operating Expenses	130	369,080	37,326	186,942	—	593,478

Operating (Loss) Income	(130)	119,436	21,780	17,601	—	158,687
Interest Expense (Income), Net	46,980	(4,487)	11,288	4,435	—	58,216
Other (Income) Expense , Net	(20,566)	475	(19)	30,176	—	10,066

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(26,544)	123,448	10,511	(17,010)	—	90,405
Provision (Benefit) for Income Taxes	—	43,816	2,971	2,177	—	48,964
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(64,599)	8,049	193	(7,540)	63,897	—

Income (Loss) from Continuing Operations	38,055	71,583	7,347	(11,647)	(63,897)	41,441
(Loss) Income from Discontinued Operations, Net of Tax	—	(377)	—	(262)	—	(639)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	38,055	71,206	7,347	(13,794)	(63,897)	38,917
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	862	—	862

Net Income (Loss) Attributable to Iron Mountain Incorporated	$38,055	$71,206	$7,347	$(14,656)	$(63,897)	$38,055

Net Income (Loss)	$38,055	$71,206	$7,347	$(13,794)	$(63,897)	$38,917
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,211	(441)	(5,169)	(24,446)	—	(26,845)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(29,782)	(29,259)	(284)	(5,169)	64,494	—

Total Other Comprehensive (Loss) Income	(26,571)	(29,700)	(5,453)	(29,615)	64,494	(26,845)

Comprehensive Income (Loss)	11,484	41,506	1,894	(43,409)	597	12,072
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	588	—	588

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$11,484	$41,506	$1,894	$(43,997)	$597	$11,484

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$292,072	$30,943	$118,556	$—	$441,571
Service	—	193,079	28,473	91,598	—	313,150

Total Revenues	—	485,151	59,416	210,154	—	754,721
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	193,678	25,710	101,668	—	321,056
Selling, General and Administrative	36	161,048	8,651	54,796	—	224,531
Depreciation and Amortization	81	47,809	4,520	26,518	—	78,928
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	—	147	(106)	(1,704)	—	(1,663)

Total Operating Expenses	117	402,682	38,775	181,278	—	622,852

Operating (Loss) Income	(117)	82,469	20,641	28,876	—	131,869
Interest Expense (Income), Net	51,546	(5,949)	11,163	6,229	—	62,989
Other Expense (Income), Net	3,823	(101)	(45)	11,598	—	15,275

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(55,486)	88,519	9,523	11,049	—	53,605
Provision (Benefit) for Income Taxes	—	18,086	3,301	4,680	—	26,067
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(82,050)	(10,588)	(869)	(6,222)	99,729	—

Income (Loss) from Continuing Operations	26,564	81,021	7,091	12,591	(99,729)	27,538
Income (Loss) from Discontinued Operations, Net of Tax	—	24	—	(122)	—	(98)

Net Income (Loss)	26,564	81,045	7,091	12,469	(99,729)	27,440
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	876	—	876

Net Income (Loss) Attributable to Iron Mountain Incorporated	$26,564	$81,045	$7,091	$11,593	$(99,729)	$26,564

Net Income (Loss)	$26,564	$81,045	$7,091	$12,469	$(99,729)	$27,440
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,237)	115	(10,422)	(16,343)	—	(27,887)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(25,812)	(25,739)	(625)	(10,422)	62,598	—

Total Other Comprehensive (Loss) Income	(27,049)	(25,624)	(11,047)	(26,765)	62,598	(27,887)

Comprehensive (Loss) Income	(485)	55,421	(3,956)	(14,296)	(37,131)	(447)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	38	—	38

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(485)	$55,421	$(3,956)	$(14,334)	$(37,131)	$(485)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$576,470	$61,148	$221,159	$—	$858,777
Service	—	399,994	57,834	182,058	—	639,886

Total Revenues	—	976,464	118,982	403,217	—	1,498,663
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	380,579	49,032	198,747	—	628,358
Selling, General and Administrative	66	282,622	18,037	113,450	—	414,175
Depreciation and Amortization	157	95,631	9,111	50,619	—	155,518
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(744)	(23)	879	—	112

Total Operating Expenses	223	758,088	76,157	363,695	—	1,198,163

Operating (Loss) Income	(223)	218,376	42,825	39,522	—	300,500
Interest Expense (Income), Net	94,071	(8,721)	22,754	8,896	—	117,000
Other (Income) Expense, Net	(981)	(785)	(19)	8,547	—	6,762

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(93,313)	227,882	20,090	22,079	—	176,738
Provision (Benefit) for Income Taxes	—	60,900	7,494	5,830	—	74,224
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(186,718)	(24,917)	317	(12,596)	223,914	—

Income (Loss) from Continuing Operations	93,405	191,899	12,279	28,845	(223,914)	102,514
Income (Loss) from Discontinued Operations, Net of Tax	—	87	—	(5,819)	—	(5,732)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	93,405	191,986	12,279	21,141	(223,914)	94,897
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,492	—	1,492

Net Income (Loss) Attributable to Iron Mountain Incorporated	$93,405	$191,986	$12,279	$19,649	$(223,914)	$93,405

Net Income (Loss)	$93,405	$191,986	$12,279	$21,141	$(223,914)	$94,897
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	868	616	1,292	(1,674)	—	1,102
Equity in Other Comprehensive Income (Loss) of Subsidiaries	50	(547)	85	1,292	(880)	—

Total Other Comprehensive Income (Loss)	918	69	1,377	(382)	(880)	1,102

Comprehensive Income (Loss)	94,323	192,055	13,656	20,759	(224,794)	95,999
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,676	—	1,676

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$94,323	$192,055	$13,656	$19,083	$(224,794)	$94,323

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$584,447	$62,492	$237,101	$—	$884,040
Service	—	379,354	56,478	181,880	—	617,712

Total Revenues	—	963,801	118,970	418,981	—	1,501,752
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	386,291	51,111	204,730	—	642,132
Selling, General and Administrative	63	318,855	17,697	111,367	—	447,982
Depreciation and Amortization	162	95,682	9,207	54,078	—	159,129
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(488)	(148)	(1,566)	—	(2,202)

Total Operating Expenses	225	800,340	77,867	368,609	—	1,247,041

Operating (Loss) Income	(225)	163,461	41,103	50,372	—	254,711
Interest Expense (Income), Net	103,360	(12,122)	22,512	12,421	—	126,171
Other (Income) Expense, Net	(29,204)	(1,252)	(48)	48,518	—	18,014

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(74,381)	176,835	18,639	(10,567)	—	110,526
Provision (Benefit) for Income Taxes	—	51,991	6,336	6,311	—	64,638
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(120,331)	6,670	(1,611)	(12,303)	127,575	—

Income (Loss) from Continuing Operations	45,950	118,174	13,914	(4,575)	(127,575)	45,888
Income (Loss) from Discontinued Operations, Net of Tax	—	105	—	1,981	—	2,086

Net Income (Loss)	45,950	118,279	13,914	(2,594)	(127,575)	47,974
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,024	—	2,024

Net Income (Loss) Attributable to Iron Mountain Incorporated	$45,950	$118,279	$13,914	$(4,618)	$(127,575)	$45,950

Net Income (Loss)	$45,950	$118,279	$13,914	$(2,594)	$(127,575)	$47,974
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,277	965	(17,471)	(27,605)	—	(42,834)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(43,288)	(44,075)	(1,020)	(17,471)	105,854	—

Total Other Comprehensive (Loss) Income	(42,011)	(43,110)	(18,491)	(45,076)	105,854	(42,834)

Comprehensive Income (Loss)	3,939	75,169	(4,577)	(47,670)	(21,721)	5,140
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,201	—	1,201

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$3,939	$75,169	$(4,577)	$(48,871)	$(21,721)	$3,939

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(87,906)	$249,123	$19,935	$35,703	$—	$216,855
Cash Flows from Operating Activities—Discontinued Operations	—	(2,651)	—	(2,014)	—	(4,665)

Cash Flows from Operating Activities	(87,906)	246,472	19,935	33,689	—	212,190
Cash Flows from Investing Activities:
Capital expenditures	—	(55,276)	(7,000)	(45,085)	—	(107,361)
Cash paid for acquisitions, net of cash acquired	—	(9,043)	—	(98,247)	—	(107,290)
Intercompany loans to subsidiaries	234,913	(78,762)	—	—	(156,151)	—
Investment in subsidiaries	(36,193)	(36,193)	—	—	72,386	—
Investment in restricted cash	(1,502)	—	—	—	—	(1,502)
Additions to customer relationship and acquisition costs	—	(6,179)	(350)	(1,615)	—	(8,144)
Proceeds from sales of property and equipment and other, net	—	1,898	5	(41)	—	1,862

Cash Flows from Investing Activities—Continuing Operations	197,218	(183,555)	(7,345)	(144,988)	(83,765)	(222,435)
Cash Flows from Investing Activities—Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	197,218	(185,537)	(7,345)	(149,142)	(83,765)	(228,571)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(1,712,961)	(1,447)	(54,286)	—	(1,768,694)
Proceeds from revolving credit and term loan facilities and other debt	—	1,856,000	—	32,264	—	1,888,264
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	385	—	385
Intercompany loans from parent	—	(239,345)	(1,758)	84,952	156,151	—
Equity contribution from parent	—	36,193	—	36,193	(72,386)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(85,971)	—	—	—	—	(85,971)
Proceeds from exercise of stock options and employee stock purchase plan	11,029	—	—	—	—	11,029
Excess tax benefits from stock-based compensation	254	—	—	—	—	254
Payment of debt financing costs	—	(93)	—	—	—	(93)

Cash Flows from Financing Activities—Continuing Operations	(112,740)	(60,206)	(3,205)	99,508	83,765	7,122
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	(112,740)	(60,206)	(3,205)	99,469	83,765	7,083
Effect of exchange rates on cash and cash equivalents	—	—	344	(661)	—	(317)

(Decrease) Increase in cash and cash equivalents	(3,428)	729	9,729	(16,645)	—	(9,615)
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$—	$11,479	$78,636	$80,115	$—	$170,230

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(90,898)	$227,437	$16,649	$59,760	$—	$212,948
Cash Flows from Operating Activities—Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(90,898)	227,308	16,649	60,842	—	213,901
Cash Flows from Investing Activities:
Capital expenditures	—	(104,352)	(3,917)	(49,971)	—	(158,240)
Cash paid for acquisitions, net of cash acquired	—	(23,338)	—	(29,454)	—	(52,792)
Intercompany loans to subsidiaries	193,217	(11,865)	—	—	(181,352)	—
Investment in subsidiaries	(16,300)	(16,300)	—	—	32,600	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(5,885)	(290)	(2,086)	—	(8,261)
Proceeds from sales of property and equipment and other, net	—	12	(3,191)	6,078	—	2,899

Cash Flows from Investing Activities—Continuing Operations	176,916	(161,728)	(7,398)	(75,433)	(148,752)	(216,395)
Cash Flows from Investing Activities—Discontinued Operations	—	(18)	—	—	—	(18)

Cash Flows from Investing Activities	176,916	(161,746)	(7,398)	(75,433)	(148,752)	(216,413)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(975,507)	(1,613)	(10,046)	—	(987,166)
Proceeds from revolving credit and term loan facilities and other debt	—	1,076,791	—	23,148	—	1,099,939
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	874	—	874
Intercompany loans from parent	—	(191,997)	2,282	8,363	181,352	—
Equity contribution from parent	—	16,300	—	16,300	(32,600)	—
Parent cash dividends	(103,309)	—	—	—	—	(103,309)
Proceeds from exercise of stock options and employee stock purchase plan	14,897	—	—	—	—	14,897
Excess tax benefits from stock-based compensation	2,394	—	—	—	—	2,394
Payment of debt financing costs	—	(469)	—	(242)	—	(711)

Cash Flows from Financing Activities—Continuing Operations	(86,018)	(74,882)	669	38,397	148,752	26,918
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(86,018)	(74,882)	669	38,397	148,752	26,918
Effect of exchange rates on cash and cash equivalents	—	—	(5,736)	(3,219)	—	(8,955)

(Decrease) Increase in cash and cash equivalents	—	(9,320)	4,184	20,587	—	15,451
Cash and cash equivalents, beginning of period	—	13,472	103,500	126,443	—	243,415

Cash and cash equivalents, end of period	$—	$4,152	$107,684	$147,030	$—	$258,866

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended June 30, 2012
Total Revenues	$551,879	$200,286	$—	$752,165
Depreciation and Amortization	45,272	24,364	7,874	77,510
Depreciation	42,134	19,631	7,841	69,606
Amortization	3,138	4,733	33	7,904
Adjusted OIBDA	236,268	42,325	(39,655)	238,938
Expenditures for Segment Assets	29,932	122,181	2,940	155,053
Capital Expenditures	25,763	22,742	2,940	51,445
Cash Paid for Acquisitions, Net of Cash Acquired	225	98,247	—	98,472
Additions to Customer Relationship and Acquisition Costs	3,944	1,192	—	5,136
Three Months Ended June 30, 2013
Total Revenues	549,018	205,703	—	754,721
Depreciation and Amortization	46,029	25,963	6,936	78,928
Depreciation	42,588	20,328	6,903	69,819
Amortization	3,441	5,635	33	9,109
Adjusted OIBDA	231,810	52,909	(52,049)	232,670
Expenditures for Segment Assets	60,543	48,292	10,478	119,313
Capital Expenditures	34,081	18,263	10,478	62,822
Cash Paid for Acquisitions, Net of Cash Acquired	23,412	29,454	—	52,866
Additions to Customer Relationship and Acquisition Costs	3,050	575	—	3,625
Six Months Ended June 30, 2012
Total Revenues	1,104,189	394,474	—	1,498,663
Depreciation and Amortization	89,787	49,770	15,961	155,518
Depreciation	83,531	40,331	15,893	139,755
Amortization	6,256	9,439	68	15,763
Adjusted OIBDA	462,615	85,885	(87,011)	461,489
Total Assets(1)	4,188,837	1,740,542	157,833	6,087,212
Expenditures for Segment Assets	69,268	142,475	11,052	222,795
Capital Expenditures	53,696	42,613	11,052	107,361
Cash Paid for Acquisitions, Net of Cash Acquired	9,043	98,247	—	107,290
Additions to Customer Relationship and Acquisition Costs	6,529	1,615	—	8,144
Six Months Ended June 30, 2013
Total Revenues	1,091,496	410,256	—	1,501,752
Depreciation and Amortization	91,397	52,969	14,763	159,129
Depreciation	84,457	40,760	14,697	139,914
Amortization	6,940	12,209	66	19,215
Adjusted OIBDA	455,082	100,807	(95,743)	460,146
Total Assets(1)	4,317,389	1,792,933	224,497	6,334,819
Expenditures for Segment Assets	110,324	81,320	27,649	219,293
Capital Expenditures	80,811	49,780	27,649	158,240
Cash Paid for Acquisitions, Net of Cash Acquired	23,338	29,454	—	52,792
Additions to Customer Relationship and Acquisition Costs	6,175	2,086	—	8,261

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

        A reconciliation of Adjusted OIBDA to operating income on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Adjusted OIBDA	$238,938	$232,670	$461,489	$460,146
Less: Depreciation and Amortization	77,510	78,928	155,518	159,129
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(607)	(1,663)	112	(2,202)
REIT Costs(1)	3,348	23,536	5,359	48,508

Operating Income	$158,687	$131,869	$300,500	$254,711

(1)
Includes costs associated with our 2011 proxy contest, the work of the Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

(8) Commitments and Contingencies

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

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through June 30, 2013, we billed approximately $68,500 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

        In April 2012, the U.S. Government sent us a subpoena seeking information that substantially overlaps with the subjects that are covered by the voluntary disclosure process that we initiated with the GSA and OIG in June 2011, except that the subpoena seeks information dating back to 2000, including the initial GSA Schedule period of 2001 to 2006, and seeks information about non-GSA federal and state and local customers. Despite the substantial overlap, we understand that the subpoena relates to a separate inquiry, under the civil False Claims Act, that has been initiated independent of the GSA and OIG voluntary disclosure matter.

        We continue to review this matter and provide the U.S. Government with information, including pricing practices and the proposed pricing adjustment amount to be refunded. The U.S. Government, however, may not agree with our determination of the refund amount and may request additional pricing adjustments, refunds, civil penalties, up to treble damages and/or interest.

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

c.
State of Massachusetts Assessment

        During the third quarter of 2012, we applied for abatement of assessments from the state of Massachusetts. The assessments related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board. In addition, during the second quarter of 2013, Massachusetts assessed tax for the 2007 and 2008 tax years in the aggregate amount of $4,120, including tax, interest and penalties through the assessment date. The assessment is for issues consistent with those assessed in the earlier years. On July 19, 2013, we filed an application for abatement for the 2007 and 2008 tax years. The state has recently begun an audit of the 2009-2011 tax years.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

d.
Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by three customers, and have received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 10, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

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

(9) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of June 30, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

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

future quarterly dividends is at the discretion of our board of directors. In 2012 and in the first six months of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013

        On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700,000 (the "Special Dividend"), payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a distribution to stockholders of a portion of our accumulated earnings and profits, was paid in a combination of common stock and cash. The Special Dividend was paid on November 21, 2012 (the "Distribution Date") to stockholders as of the Record Date. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140,000 (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and as such, the number of shares of common stock we issued in the Special Dividend was approximately 17,000,000 and the total amount of common stock paid to all stockholders associated with the Special Dividend was approximately $560,000. These shares impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date.

(10) Discontinued Operations

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
(Loss) Income Before Provision (Benefit) for Income Taxes of Discontinued Operations	$(377)	$15	$378	$103
Provision (Benefit) for Income Taxes	—	(9)	291	(2)

(Loss) Income from Discontinued Operations, Net of Tax	$(377)	$24	$87	$105

Italian Operations

        We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible obligations and contingencies associated with the fire in Italy discussed more fully in Note 8.d. Our Italian operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our Italian operations for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Total Revenues	$—	$—	$2,138	$—

(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(262)	$(164)	$(6,386)	$2,548
(Benefit) Provision for Income Taxes	—	(42)	(567)	567

(Loss) Income from Discontinued Operations, Net of Tax	$(262)	$(122)	$(5,819)	$1,981

Loss on Sale of Discontinued Operations	$(1,885)	$—	$(1,885)	$—
Provision for Income Taxes	—	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$(1,885)	$—	$(1,885)	$—

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(2,147)	$(122)	$(7,704)	$1,981

        During the six months ended June 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2,548 and income from discontinued operations, net of tax of $1,981 associated with our Italian operations. This income primarily represents the recovery of insurance proceeds in excess of carrying value.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2013, included herein, and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed on March 1, 2013 (our "Annual Report").

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2013 and (4) proposed conversion to a real estate investment trust ("REIT"), including (i) the status of our pending private letter ruling (collectively, "PLRs") requests; (ii) possible changes or refinements to the current legal standards utilized by the U.S. Internal Revenue Service ("IRS") to define "real estate" for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), (iii) our expectation that the IRS would grant us an additional conference if the IRS changes or refines the legal standards in a way that is material to our PLR requests and the IRS is tentatively adverse to the characterization of our racking structures as "real estate" for REIT purposes; (iv) the estimated timing of any such conversion to a REIT; and (v) the estimated range of tax payments and other costs expected to be incurred in connection with our proposed conversion to a REIT. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations.

        Important factors relating to our proposed conversion to a REIT that could cause actual results to differ from expectations include, among others: (1) with regard to possible changes or refinements to the current legal standards utilized by the IRS to define "real estate" for purposes of the REIT provisions of the Code, we do not know the scope or timing of the working group study undertaken by the IRS, and it is possible the study could impact other rulings we are seeking from the IRS, the IRS may dissolve the working group at any time, and the study may be expanded, narrowed, extended or terminated by the IRS without notice to us; (2) with regard to our statement that the initial "tentatively adverse" designation by the IRS with respect to our PLR request regarding our racking structures may be the result of several factors considered by the IRS, in fact, we do not know why the IRS applied an initial "tentatively adverse" designation to this PLR request; (3) with regard to why we believe our racking structures constitute "real estate" for REIT purposes, the IRS may disagree with our specific reasons why, and our ultimate assessment that, our racking structures constitute "real estate" for REIT purposes and, for these reasons, among others, we can give no assurances that the IRS will ultimately provide a favorable PLR with respect to our racking structures; (4) with regard to our expectation that the IRS would grant us an additional conference if the IRS changes or refines the legal standards in a way that is material to our PLRs and the IRS is tentatively adverse to the characterization of our racking structures as "real estate" for REIT purposes, under IRS procedures, we likely would not have a "conference of right" under such a circumstance, and it is possible that the IRS may decide not to grant us an additional conference to meet with the IRS to discuss the characterization of our racking structures under the changed or refined legal standards; and (5) with regard to our estimated tax and other REIT conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the PLRs from the IRS, the timing of a conversion to a REIT, changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

        In addition, important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our storage and information management services relative to the cost of providing such storage and information management services; (4) changes in customer preferences and demand for our storage and information management services; (5) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (6) the cost or potential liabilities associated with real estate necessary for our business; (7) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (8) changes in the political and economic environments in the countries in which our international subsidiaries operate; (9) claims that our technology violates the intellectual property rights of a third party; (10) changes in the cost of our debt; (11) the impact of alternative, more attractive investments on dividends; (12) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report and in this Quarterly Report on 10-Q. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

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

Reconciliation of Adjusted OIBDA to Operating Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Adjusted OIBDA	$238,938	$232,670	$461,489	$460,146
Less: Depreciation and Amortization	77,510	78,928	155,518	159,129
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(607)	(1,663)	112	(2,202)
REIT Costs(1)	3,348	23,536	5,359	48,508

Operating Income	$158,687	$131,869	$300,500	$254,711

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

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Adjusted EPS—Fully Diluted from Continuing Operations	$0.37	$0.29	$0.66	$0.56
Less: (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	—	(0.01)	—	(0.01)
REIT Costs	0.02	0.13	0.03	0.26
Other Expense (Income), net	0.06	0.08	0.04	0.09
Tax impact of reconciling items and discrete tax items	0.05	(0.05)	(0.01)	(0.02)

Reported EPS—Fully Diluted from Continuing Operations	$0.24	$0.14	$0.60	$0.24

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

  •
  Revenue Recognition

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts and Credit Memo Reserves

  •
  Impairment of Tangible and Intangible Assets

  •
  Income Taxes

  •
  Stock-Based Compensation

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein, filed with the SEC on March 1, 2013. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2012.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2013 within each section. Trends and changes that are consistent within the three and six month periods are not repeated and are discussed on a year-to-date basis.

Potential REIT Conversion

        On June 5, 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic, and after the unanimous recommendation of the Strategic Review Special Committee of our board of directors, unanimously approved a plan for us to pursue conversion (the "Conversion Plan") to a REIT. As part of the Conversion Plan, we are seeking PLRs from the IRS. The PLR requests have multiple components, and our conversion to a REIT will require favorable rulings from the IRS on a number of technical tax issues, including the characterization of our racking structures as real estate.

        We have been informed by the IRS that the IRS formed a new internal working group (the "Working Group") to study the current legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code and what changes or refinements, if any, should be made to those current legal standards. We believe that the formation of, and the study undertaken by, the Working Group will impact the anticipated timing of a definitive response from the IRS to some, if not all, of our pending PLR requests as well as PLR requests submitted to the IRS by other companies that involve similar issues. In particular, we believe that the IRS is unlikely to provide a definitive response to our pending PLR request regarding whether our racking structures constitute "real estate" for REIT purposes (the "Racking Structure Request") until the Working Group concludes its study. While the Working Group's study is pending, however, it is possible the IRS may address some of the other components of our pending PLR requests, though we cannot predict when the Working Group will complete its study and provide definitive responses to our PLR requests.

        As previously disclosed, prior to our learning of the formation of the Working Group, the IRS informed us that the IRS was "tentatively adverse" to providing a PLR that our racking structures constitute "real estate" for REIT purposes. We understand that the designation of "tentatively adverse" can have one or more meanings under IRS procedures, including (1) the IRS being undecided pending receipt from the taxpayer of additional facts or additional analysis on technical points of law or (2) the IRS having a full understanding of the underlying facts and a solidified view as to applicable law and reaching a tentative adverse conclusion as to how the law applies to the taxpayer's facts. Due to the preliminary nature of an initial "tentatively adverse" designation, it is not unusual for the IRS to later issue a favorable PLR after an initial "tentatively adverse" designation.

        As part of standard IRS PLR procedures when the IRS makes an initial "tentatively adverse" designation, we requested, and the IRS convened, a "conference of right" at which we explained our position on our racking structures to the IRS. The conference included a discussion among our representatives and representatives of the IRS of legal authorities, including prior IRS rulings, relevant to the characterization of our racking structures as well as important factual details relating to our racking structures, including our racking structure permitting, design and construction.

        We are not certain why the IRS made an initial "tentatively adverse" designation on the Racking Structure Request, but, after consultation with our outside tax advisors, we believe one or more of the following are the most likely explanations: (1) the IRS was simply undecided, under current legal standards, on whether our racking structures are properly characterized as "real estate" for REIT purposes, (2) the IRS sought greater clarity of the underlying facts and additional input on technical points of law, and/or (3) the IRS did not want to issue a ruling, either favorable or adverse, on our racking structures until the Working Group completed its study.

        We believe that we made a compelling case in our PLR request and during the conference of right on the characterization of our racking structures as real estate. We highlighted that our racking structures are permanent structures that are affixed to the foundation of the building shell; like the interior walls, floors and ceilings of a building, our racking structures are constructed to integrate with a specific building shell and the associated building systems and to remain permanently in place. We believe that under current legal standards our racking structures are "real estate" for REIT purposes; however, we can provide no assurances that the IRS will agree.

        Furthermore, we believe that, once the Working Group completes its study, the IRS will analyze whether our racking structures constitute "real estate" for REIT purposes under the existing legal standards or any changed or refined legal standards that may be developed by the Working Group. It is possible that the IRS will not modify its current legal standards, or that any modification made will not be material to our PLR requests, including the Racking Structure Request. As previously stated, we believe that our racking structures constitute "real estate" for REIT purposes under current legal standards. If the IRS changes or refines the legal standards in a way that is material to our PLR requests, we expect that the IRS would grant us an additional conference if the IRS is "tentatively adverse" to the characterization of our racking structures as "real estate" under the new standards.

        We anticipate that the formation of the Working Group, and the study undertaken by the Working Group, will likely delay a definitive response to some, if not all, of our pending PLR requests, and we can provide no assurances on the length of any such delay. We continue to move forward with other aspects of the Conversion Plan, including legal restructuring initiatives, the implementation of enterprise reporting system upgrades and testing of REIT-critical systems. We continue to work on the

Conversion Plan to ensure readiness to elect REIT status beginning January 1, 2014; however, we can provide no assurance that we will be able to elect REIT status as of January 1, 2014, or at all.

        If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, only at the stockholder level. Nevertheless, the income of our U.S. taxable REIT subsidiaries ("TRS"), which will hold our U.S. operations that may not be REIT-compliant, would be subject, as applicable, to U.S. federal and state corporate income tax, and we would continue to be subject to foreign income taxes in non-U.S. jurisdictions in which we hold assets or conduct operations, regardless of whether held or conducted through qualified REIT subsidiaries or TRS. We would also be subject to a separate corporate income tax on any gains recognized during a specified period (generally, 10 years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance with various requirements following our conversion to a REIT, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $62.8 million was incurred in the first six months of 2013, including approximately $14.3 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

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

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including the scanning, imaging and document conversion services of active and inactive records or Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our core service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing core service activity levels. We expect this trend to continue through 2013. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationship acquisition costs and is impacted by the nature and timing of acquisitions.

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

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
British pound sterling	$1.583	$1.536	(3.0)%
Canadian dollar	$0.990	$0.977	(1.3)%
Euro	$1.284	$1.306	1.7%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
British pound sterling	$1.577	$1.544	(2.1)%
Canadian dollar	$0.994	$0.985	(0.9)%
Euro	$1.298	$1.313	1.2%

Results of Operations

        Comparison of Three and Six Months Ended June 30, 2013 to Three and Six Months Ended June 30, 2012 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$752,165	$754,721	$2,556	0.3%
Operating Expenses	593,478	622,852	29,374	4.9%

Operating Income	158,687	131,869	(26,818)	(16.9)%
Other Expenses, Net	117,246	104,331	(12,915)	(11.0)%

Income from Continuing Operations	41,441	27,538	(13,903)	(33.5)%
Loss from Discontinued Operations, Net of Tax	(639)	(98)	541	84.7%
Loss on Sale of Discontinued Operations, Net of Tax	(1,885)	—	1,885	100.0%

Net Income	38,917	27,440	(11,477)	(29.5)%
Net Income Attributable to Noncontrolling Interests	862	876	14	(1.6)%

Net Income Attributable to Iron Mountain Incorporated	$38,055	$26,564	$(11,491)	(30.2)%

Adjusted OIBDA(1)	$238,938	$232,670	$(6,268)	(2.6)%

Adjusted OIBDA Margin(1)	31.8%	30.8%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$1,498,663	$1,501,752	$3,089	0.2%
Operating Expenses	1,198,163	1,247,041	48,878	4.1%

Operating Income	300,500	254,711	(45,789)	(15.2)%
Other Expenses, Net	197,986	208,823	10,837	5.5%

Income from Continuing Operations	102,514	45,888	(56,626)	(55.2)%
(Loss) Income from Discontinued Operations, Net of Tax	(5,732)	2,086	7,818	136.4%
Loss on Sale of Discontinued Operations, Net of Tax	(1,885)	—	1,885	100.0%

Net Income	94,897	47,974	(46,923)	(49.4)%
Net Income Attributable to Noncontrolling Interests	1,492	2,024	532	(35.7)%

Net Income Attributable to Iron Mountain Incorporated	$93,405	$45,950	$(47,455)	(50.8)%

Adjusted OIBDA(1)	$461,489	$460,146	$(1,343)	(0.3)%

Adjusted OIBDA Margin(1)	30.8%	30.6%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$433,436	$441,571	$8,135	1.9%	2.2%	2.3%
Core Service	238,745	230,776	(7,969)	(3.3)%	(2.9)%	(3.0)%

Total Core Revenue	672,181	672,347	166	0.0%	0.4%	0.4%
Complementary Services	79,984	82,374	2,390	3.0%	3.4%	1.3%

Total Revenue	$752,165	$754,721	$2,556	0.3%	0.7%	0.5%

Total Service Revenue	$318,729	$313,150	$(5,579)	(1.8)%	(1.3)%	(1.9)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$858,777	$884,040	$25,263	2.9%	3.3%	2.5%
Core Service	479,825	457,667	(22,158)	(4.6)%	(4.2)%	(5.1)%

Total Core Revenue	1,338,602	1,341,707	3,105	0.2%	0.6%	(0.2)%
Complementary Services	160,061	160,045	(16)	0.0%	0.4%	(1.6)%

Total Revenue	$1,498,663	$1,501,752	$3,089	0.2%	0.6%	(0.4)%

Total Service Revenue	$639,886	$617,712	$(22,174)	(3.5)%	(3.0)%	(4.2)%

(1)
Constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures, foreign currency exchange rate fluctuations and certain revenue adjustments recorded in the current period related to prior periods. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage rental revenues increased $8.1 million, or 1.9%, to $441.6 million and $25.3 million, or 2.9%, to $884.0 million for the three and six months ended June 30, 2013, respectively, from $433.4 million and $858.8 million for the three and six months ended June 30, 2012, respectively. The growth rate for the three and six months ended June 30, 2013 consists of internal revenue growth of 2.3% and 2.5%, respectively. Net acquisitions/divestitures contributed 0.7% and 1.1% of the increase in reported storage rental revenues in the three and six months ended June 30, 2013 over the same periods in 2012. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the three and six months ended June 30, 2013 by approximately 0.3% and 0.4%, respectively, compared to the same prior year periods. Our consolidated storage rental revenue growth in the first six months of 2013 was driven by sustained storage rental internal growth of 1.3% and 6.0% in our North American and International Business segments, respectively. Global records management net volumes as of June 30, 2013 increased by 1.4% over the ending volume at June 30, 2012, primarily driven by International growth, supported by solid increases from emerging markets in central Europe, and acquisitions.

        Consolidated service revenues, consisting of core and complementary services, decreased $5.6 million, or 1.8%, to $313.2 million and $22.2 million, or 3.5%, to $617.7 million for the three and six months ended June 30, 2013, respectively, from $318.7 million and $639.9 million for the three and six months ended June 30, 2012, respectively. Service revenue internal growth was negative 1.9% and negative 4.2% for the three and six months ended June 30, 2013, respectively. The negative service revenue internal growth for the three and six months ended June 30, 2013 was driven by negative core service internal growth of 3.0% and 5.1%, respectively, which reflects a trend toward reduced retrieval/re-file activity and related transportation revenues, as well as lower shredding revenues within our International Business segment. Solid growth in DMS helped offset the decline in core service revenues. Complementary service revenue internal growth of 1.3% for the three months ended June 30, 2013 was primarily due to an increase in North American records management special projects compared to the same period in 2012. Negative complementary service revenue internal growth of 1.6% for the six months ended June 30, 2013 was primarily due to lower termination fees and fulfillment revenues. Shredding volumes increased in the North American Business segment but were offset by a slight decrease in recycled paper pricing when compared with prior year averages. Foreign currency exchange rate fluctuations decreased reported service revenues by 0.5% for both the three and six months ended June 30, 2013 over the same periods in 2012. Offsetting the decrease in reported consolidated service revenues were net acquisitions/divestitures, which contributed an increase of 0.8% and 1.3% of total reported service revenues in the three and six months ended June 30, 2013, respectively, over the same periods in 2012.

        For the reasons stated above, our consolidated revenues increased $2.6 million, or 0.3%, to $754.7 million and $3.1 million, or 0.2%, to $1,501.8 million for the three and six months ended June 30, 2013, respectively, from $752.2 million and $1,498.7 million for the three and six months ended June 30, 2012, respectively. We calculate internal revenue growth in local currency for our international operations. Internal revenue growth was 0.5% and negative 0.4% for the three and six months ended June 30, 2013, respectively. For both the three and six months ended June 30, 2013, foreign currency exchange rate fluctuations decreased our consolidated revenues by 0.4% compared to the same prior year periods, primarily due to the weakening of the British pound sterling and Canadian dollar, and offset by an increase of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures, which contributed an increase of 0.7% and 1.2% of total reported revenues in the three and six months ended June 30, 2013, respectively, over the same periods in 2012.

Internal Growth—Eight-Quarter Trend

	2011		2012				2013
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	3.3%	3.3%	2.9%	3.5%	2.4%	3.2%	2.5%	2.3%
Service Revenue	1.8%	(1.4)%	(2.2)%	(5.2)%	(7.8)%	(2.4)%	(6.5)%	(1.9)%
Total Revenue	2.6%	1.2%	0.6%	(0.3)%	(2.1)%	0.8%	(1.4)%	0.5%

        We expect our consolidated internal revenue growth rate for 2013 to be approximately 0% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 2.3% and 3.5%. Storage rental revenue internal growth rates have stabilized over the past eight quarters following a decline that was driven primarily by the most recent financial crisis. Volume growth in the North American Business segment has been relatively flat over this period, and, as a result, storage rental revenue growth has been driven primarily by net price increases. Within our International Business segment, the more developed markets are generating consistent low-to-mid single-digit storage rental revenue growth while the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in the North American Business segment; (2) fluctuations in the price of recycled paper, which increased through the third quarter of 2011 before beginning a sharp decline into the first quarter of 2012 and settling into a level approximately 30% below the 2011 average price for most of 2012; (3) softness in some of our other complementary service lines, such as fulfillment services; and (4) higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$154,255	$157,034	$2,779	1.8%	2.3%	20.5%	20.8%	0.3%
Facilities	103,526	103,098	(428)	(0.4)%	0.1%	13.8%	13.7%	(0.1)%
Transportation	31,660	32,132	472	1.5%	2.1%	4.2%	4.3%	0.1%
Product Cost of
Sales and Other	23,619	28,792	5,173	21.9%	22.3%	3.1%	3.8%	0.7%

	$313,060	$321,056	$7,996	2.6%	3.1%	41.6%	42.5%	0.9%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$307,060	$314,339	$7,279	2.4%	2.9%	20.5%	20.9%	0.4%
Facilities	209,537	210,043	506	0.2%	0.8%	14.0%	14.0%	0.0%
Transportation	63,054	62,821	(233)	(0.4)%	0.3%	4.2%	4.2%	(0.0)%
Product Cost of
Sales and Other	48,707	54,929	6,222	12.8%	13.2%	3.3%	3.7%	0.4%

	$628,358	$642,132	$13,774	2.2%	2.7%	41.9%	42.8%	0.9%

Labor

        Labor expense increased to 20.9% of consolidated revenues in the six months ended June 30, 2013 compared to 20.5% in the comparable prior year period. Labor expense for the six months ended June 30, 2013 increased by 2.9% on a constant currency basis compared to the six months ended June 30, 2012 primarily due to merit increases and incremental labor costs associated with acquisitions. Labor costs were favorably impacted by 0.5 percentage points due to currency rate changes during both the three and six months ended June 30, 2013.

Facilities

        Facilities costs were unchanged at 14.0% of consolidated revenues in both the six months ended June 30, 2012 and 2013. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $1.0 million to $102.9 million for the six months ended June 30, 2013 compared to the same period of 2012 primarily due to acquisitions. Facilities costs were favorably impacted by 0.5 and 0.6 percentage points due to currency rate changes during the three and six months ended June 30, 2013, respectively.

Transportation

        Transportation expenses increased by $0.2 million in constant currency terms during the six months ended June 30, 2013 compared to the same period in 2012 as a result of increased vehicle insurance and third party transportation costs, partially offset by a decrease in fuel costs as a result of route optimization efforts in our North American Business segment. Transportation expenses were favorably impacted by 0.6 and 0.7 percentage points due to currency rate changes during the three and six months ended June 30, 2013, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the six months ended June 30, 2013, product cost of sales and other, which is correlated to higher project revenues, increased by $6.2 million compared to the prior year on an actual basis. These costs were favorably impacted by 0.4 percentage points due to currency rate changes during both the three and six months ended June 30, 2013.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$119,336	$147,626	$28,290	23.7%	24.5%	15.9%	19.6%	3.7%
Sales, Marketing & Account Management	58,372	50,261	(8,111)	(13.9)%	(13.6)%	7.8%	6.7%	(1.1)%
Information Technology	23,287	24,430	1,143	4.9%	5.4%	3.1%	3.2%	0.1%
Bad Debt Expense	2,520	2,214	(306)	(12.1)%	(11.8)%	0.3%	0.3%	(0.0)%

	$203,515	$224,531	$21,016	10.3%	10.9%	27.1%	29.8%	2.7%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$246,142	$291,250	$45,108	18.3%	19.0%	16.4%	19.4%	3.0%
Sales, Marketing & Account Management	116,339	103,876	(12,463)	(10.7)%	(10.4)%	7.8%	6.9%	(0.9)%
Information Technology	47,449	48,330	881	1.9%	2.4%	3.2%	3.2%	0.0%
Bad Debt Expense	4,245	4,526	281	6.6%	7.3%	0.3%	0.3%	0.0%

	$414,175	$447,982	$33,807	8.2%	8.7%	27.6%	29.8%	2.2%

General and Administrative

        General and administrative expenses increased to 19.4% of consolidated revenues during the six months ended June 30, 2013 compared to 16.4% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $46.5 million during the six months ended June 30, 2013 compared to the same period in 2012. Included in general and administrative expenses for the six months ended June 30, 2013 were $48.5 million of REIT Costs compared to $5.4 million in the comparable prior year period. General and administrative expenses were favorably impacted by 0.8 and 0.7 percentage points due to currency rate changes during the three and six months ended June 30, 2013, respectively.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 6.9% of consolidated revenues during the six months ended June 30, 2013 compared to 7.8% in the comparable prior year period. In constant currency terms, the decrease of $12.0 million during the six months ended June 30, 2013 compared to the same period in 2012 is primarily due to a $10.4 million decrease in compensation expense within our North American Business segment, primarily associated with decreased commission and incentive compensation expenses. Sales, marketing and account management expenses were favorably impacted by 0.3 percentage points due to currency rate changes during both the three and six months ended June 30, 2013.

Information Technology

        In constant currency terms, information technology expenses increased $1.1 million during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased software license fees. Information technology expenses were favorably impacted by 0.5 percentage points due to currency rate changes during both the three and six months ended June 30, 2013.

Bad Debt Expense

        Consolidated bad debt expense for the six months ended June 30, 2013 increased $0.3 million, or 6.6%, to $4.5 million (0.3% of consolidated revenues) from $4.2 million (0.3% of consolidated revenues) in the same period in 2012. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $0.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $3.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $2.2 million for the six months ended June 30, 2013 and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment and the sale of a building in the United Kingdom. Consolidated loss on disposal/write-down of property, plant and equipment, net was $0.1 million for the six months ended June 30, 2012.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income decreased $26.8 million, or 16.9%, to $131.9 million (17.5% of consolidated revenues) for the three months ended June 30, 2013 from $158.7 million (21.1% of consolidated revenues) for the three months ended June 30, 2012; (2) consolidated operating income decreased $45.8 million, or 15.2%, to $254.7 million (17.0% of consolidated revenues) for the six months ended June 30, 2013 from $300.5 million (20.1% of consolidated revenues) for the six months ended June 30, 2012; (3) consolidated Adjusted OIBDA decreased $6.3 million, or 2.6%, to $232.7 million (30.8% of consolidated revenues) for the three months ended June 30, 2013 from $238.9 million (31.8% of consolidated revenues) for the three months ended June 30, 2012; and (4) consolidated Adjusted OIBDA decreased $1.3 million, or 0.3%, to $460.1 million (30.6% of consolidated revenues) for the six months ended June 30, 2013 from $461.5 million (30.8% of consolidated revenues) for the six months ended June 30, 2012.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $4.8 million to $63.0 million (8.3% of consolidated revenues) and $9.2 million to $126.2 million (8.4% of consolidated revenues) for the three and six months ended June 30, 2013 from $58.2 million (7.7% of consolidated revenues) and $117.0 million (7.8% of consolidated revenues) for the three and six months ended June 30, 2012, respectively, primarily due to the issuance of $1.0 billion in aggregate principal of our 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") in August 2012. This increase was partially offset by the early retirement of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 in August 2012. Our weighted average interest rate was 6.4% and 6.6% at June 30, 2013 and June 30, 2012, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2012	2013		2012	2013
Foreign currency transaction losses (gains), net	$11,761	$16,366	$4,605	$9,186	$19,931	$10,745
Other, net	(1,695)	(1,091)	604	(2,424)	(1,917)	507

	$10,066	$15,275	$5,209	$6,762	$18,014	$11,252

        Net foreign currency transaction losses of $19.9 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2013. Losses resulted primarily from changes in the exchange rate of each of the British pound sterling, Australian dollar, Brazilian real, Russian ruble and Euro against the U.S. dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European, Australian and Brazilian subsidiaries, which were partially offset by gains as a result of British pound sterling denominated debt and forward currency swap contracts, an Australian forward currency contract and Euro denominated bonds issued by IMI.

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

        Other, net in the six months ended June 30, 2013 consists primarily of $1.5 million of royalty income. Other, net in the six months ended June 30, 2012 consists primarily of $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.0 million of royalty income.

Provision for Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2012 were 54.2% and 42.0%, respectively. Our effective tax rates for the three and six months ended June 30, 2013 were 48.6% and 58.5%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three and six months ended June 30, 2012, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2012 effective tax rate by 10.2% and 0.9%, respectively. During the three and six months ended June 30, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2013 effective tax rate by 2.5% and 12.8%, respectively.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, (1) consolidated income from continuing operations for the three months ended June 30, 2013 decreased $13.9 million, or 33.5%, to $27.5 million (3.6% of consolidated revenues) from income from continuing operations of $41.4 million (5.5% of consolidated revenues) for the three months ended June 30, 2012 and (2) consolidated income from continuing operations for the six months ended June 30, 2013 decreased $56.6 million, or 55.2%, to $45.9 million (3.1% of consolidated revenues) from income from continuing operations of $102.5 million (6.8% of consolidated revenues) for the six months ended June 30, 2012.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $(0.6) million and $(0.1) million for the three months ended June 30, 2012 and 2013, respectively. (Loss) Income from discontinued operations, net of tax was $(5.7) million and $2.1 million for the six months ended June 30, 2012 and 2013, respectively.

        A loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) was recorded during the three month period ended June 30, 2012 as a result of the sale of the Italian operations.

        During the six months ended June 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2.5 million and income from discontinued operations, net of tax of $2.0 million associated with our Italian operations. This income primarily represents the recovery of insurance proceeds in excess of carrying value.

NONCONTROLLING INTERESTS

        For the three and six months ended June 30, 2013, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $2.0 million, respectively. For the three and six months ended June 30, 2012, net income attributable to noncontrolling interests was $0.9 million and $1.5 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$551,879	$549,018	$(2,861)	(0.5)%	(0.4)%	(0.6)%

Segment Adjusted OIBDA(1)	$236,268	$231,810	$(4,458)	(1.9)%	(1.8)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	42.8%	42.2%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$1,104,189	$1,091,496	$(12,693)	(1.1)%	(1.1)%	(1.4)%

Segment Adjusted OIBDA(1)	$462,615	$455,082	$(7,533)	(1.6)%	(1.5)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.9%	41.7%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three and six months ended June 30, 2013, revenue in our North American Business segment decreased 0.5% and 1.1% compared to the three and six months ended June 30, 2012, primarily due to negative internal growth of 0.6% and 1.4%, respectively. The negative internal growth was driven by negative consolidated service internal growth of 3.1% and 5.1%, respectively, in the three and six months ended June 30, 2013 which was the result of a trend toward reduced retrieval/re-file activity and the related transportation revenues, partially offset by storage rental revenue internal growth of 1.2% and 1.3% in the three and six months ended June 30, 2013, respectively, primarily related to net price increases. Adjusted OIBDA as a percentage of segment revenue remained consistent in the first half of 2013 with the first half of 2012.

International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$200,286	$205,703	$5,417	2.7%	3.8%	3.6%

Segment Adjusted OIBDA(1)	$42,325	$52,909	$10,584	25.0%	24.6%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.1%	25.7%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$394,474	$410,256	$15,782	4.0%	5.2%	2.4%

Segment Adjusted OIBDA(1)	$85,885	$100,807	$14,922	17.4%	17.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.8%	24.6%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        Reported revenues in our International Business segment increased 4.0% during the six months ended June 30, 2013 over the same prior year period. Internal growth for the six months ended June 30, 2013 was 2.4%, supported by solid 6.0% storage rental internal growth, partially offset by negative total service internal growth of 2.0% driven by lower shredding revenues. Acquisitions contributed 0.2% and 2.8% to total reported revenue growth in the three and six months ended June 30, 2013, respectively. Foreign currency fluctuations in 2013, primarily in Europe, resulted in decreased revenue in the three and six months ended June 30, 2013, as measured in U.S. dollars, of approximately 1.1% and 1.2%, respectively, as compared to the same prior year periods. Adjusted OIBDA as a percentage of segment revenue increased in the six months ended June 30, 2013 compared to the same prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2012	2013
Segment Adjusted OIBDA(1)	$(39,655)	$(52,049)	$(12,394)	(31.3)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.3)%	(6.9)%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2012	2013
Segment Adjusted OIBDA(1)	$(87,011)	$(95,743)	$(8,732)	(10.0)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(6.4)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the six months ended June 30, 2013, expenses in the Corporate segment as a percentage of consolidated revenue increased compared to the six months ended June 30, 2012, primarily due to a $6.4 million increase in professional fees and legal reserves and a $1.3 million increase related to employee compensation.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2012	2013
Cash flows from operating activities—continuing operations	$216,855	$212,948
Cash flows from investing activities—continuing operations	(222,435)	(216,395)
Cash flows from financing activities—continuing operations	7,122	26,918
Cash and cash equivalents at the end of period	170,230	258,866

        Net cash provided by operating activities from continuing operations was relatively consistent at $212.9 million for the six months ended June 30, 2013 compared to $216.9 million for the six months ended June 30, 2012.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2013 amounted to $158.2 million, $52.8 million and $8.3 million, respectively. For the six months ended June 30, 2013, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions and Conversion Plan related capital expenditures, we expect our capital expenditures to be approximately $290.0 million in the year ending December 31, 2013. Included in our estimated capital expenditures for 2013 is approximately $80.0 million of real estate. We estimate incremental capital expenditures of approximately $30.0 million to approximately $45.0 million associated with the Conversion Plan.

        Net cash provided by financing activities from continuing operations was $26.9 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we received net borrowings under our Revolving Credit Facility (defined below) and other debt of $112.8 million and $14.9 million of proceeds from the exercise of stock options and employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand to pay dividends in the amount of $103.3 million on our common stock.

Share Repurchases and Dividends

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of June 30, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions in the form of cash and common stock if we are successful in converting to a REIT. In fiscal year 2012 and in the first six months of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits which is estimated to be approximately $1.2 billion to $1.7 billion (collectively, the "E&P Distribution"), assuming we convert to a REIT beginning January 1, 2014. We expect to pay the E&P Distribution in a combination of common stock and cash, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700 million (the "Special Dividend") payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a portion of the E&P Distribution, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. If we are successful in converting to a REIT, we anticipate that the balance of any additional E&P Distribution will be paid out over several years beginning in the year we convert to a REIT based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure during or after our first year as a REIT. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and we issued approximately 17.0 million shares of common stock in the Special Dividend, and the total value of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 3x - 4x EBITDA (as defined in our revolving credit facilities). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $375.0 million to $475.0 million in costs to support the Conversion Plan, including approximately $225.0 million to $275.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking structures, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $123.9 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our Consolidated Balance Sheets as of December 31, 2012. In 2013, we expect to reclassify another $41.3 million of long-term deferred income tax liabilities to current deferred income taxes of which $20.7 million was reclassified as of June 30, 2013. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $62.8 million was incurred in the first six months of 2013, including approximately $14.3 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and six "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of June 30, 2013, our cash and cash equivalents and restricted cash balance was $292.5 million, including money market funds and time deposits amounting to $231.2 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2013 comprised the following (in thousands):

Revolving Credit Facility(1)	$187,700
Term Loan Facility(1)	450,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	228,180
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	166,338
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,848
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	330,338
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,604
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	277,692

Total Long-term Debt	3,938,700
Less Current Portion(4)	(324,682)

Long-term Debt, Net of Current Portion	$3,614,018

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company.

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

(3)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

(4)
Includes $228,180 of the 7 1/4% Notes which are due on April 15, 2014.

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500.0 million term loan facility (the "Term Loan Facility", and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, LLC. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Canada Company and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2013, we had $187.7 million of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2.3 million. The remaining availability under the Revolving Credit Facility on June 30, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, was $535.0 million. The average interest rate in effect under the Revolving Credit Facility was 2.5% and ranged from 2% to 4% as of June 30, 2013. The interest rate in effect under the Term Loan Facility was 2.0% as of June 30, 2013.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, uses EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.93 and 4.06 as of December 31, 2012 and June 30, 2013, respectively, compared to a maximum allowable ratio of 5.50 under the Credit Agreement. Similarly, IMI's bond leverage ratio, per the indentures, was 5.33 and 4.92 as of December 31, 2012 and June 30, 2013, respectively, compared to a maximum allowable ratio of 6.50. IMI's revolving credit and term loan fixed charge coverage ratio was 1.33 and 1.37 as of

December 31, 2012 and June 30, 2013, respectively, compared to a minimum allowable ratio of 1.20 and 1.00 as of December 31, 2012 and June 30, 2013, respectively, under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

Acquisitions

        In June 2013, in order to further enhance our existing operations in Brazil, we acquired the stock of Archivum Comercial Ltda. and AMG Comercial Ltda., storage rental and records management businesses in Sao Paulo Brazil, in a single transaction for an aggregate purchase price of approximately $29.0 million. Included in the purchase price is approximately $2.9 million held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the businesses to us.

        In May 2013, we acquired a storage rental and records management business in Texas with locations in Michigan, Texas and Florida, in a cash transaction for a purchase price of approximately $25.0 million. Included in the purchase price is approximately $1.6 million held in escrow to secure a working capital adjustment. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to us or the former owners based on the final agreed upon working capital amount.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at June 30, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $9.4 million (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $47.9 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 96%. We also have foreign tax credits of $47.0 million, which expire in 2017 through 2020, subject to a valuation allowance of approximately 70%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2013 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under "Forward Looking Statements" in this Quarterly Report on Form 10-Q, as well as in Part I—Item 1A under the heading "Risk Factors" and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K filed on March 1, 2013, and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of these risks actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.

        The information presented below updates and should be read in connection with the risk factors and information disclosed in the Annual Report on Form 10-K filed on March 1, 2013.

Although following our strategic review process we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2014, or at all.

        As previously announced, in June 2011 we formed the Strategic Review Special Committee of our board of directors to evaluate, among other things, ways to maximize stockholder value through alternative financing, capital, and tax strategies, including evaluating a potential conversion to a REIT (the "Conversion Plan"). In June 2012, our board of directors unanimously approved the Conversion Plan.

        One of the conditions that must be met in order to complete the conversion to a REIT is obtaining favorable PLRs from the IRS. We cannot provide any assurances that the IRS will ultimately provide us with favorable PLRs or that favorable PLRs will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2014. In this regard, in the course of our communications with the IRS relating to our PLR requests, the IRS informed us that it formed an internal working group to study the current legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code and what changes or refinements, if any, should be made to those current legal standards. We cannot predict when the IRS working group will complete its study, the scope or outcome of the study, or how that outcome will impact the IRS's ruling on our PLR requests, though we believe that the formation of, and the study undertaken by, the working group will delay the anticipated timing of a definitive response from the IRS to some, if not all, of our pending PLR requests. The IRS may dissolve the working group at any time, and the study may be expanded, narrowed, extended or terminated by the IRS without notice to us. The IRS also informed us that it was "tentatively adverse" to ruling that our racking structures constitute "real estate" for REIT purposes. Once the working group study is complete, we expect the IRS will analyze whether our racking structures constitute "real estate" for REIT purposes under the existing legal standards or any changed or refined legal standards that may be developed by the working group.

        There are other significant implementation and operational complexities to address in connection with converting to a REIT, including obtaining favorable PLRs from the IRS as discussed above, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals, refinancing our revolving credit and term loan facilities and making required stockholder payouts, and the timing and outcome of many of these are outside our control. Further, changes in legislation or the federal tax rules could adversely impact our ability to convert to a REIT and/or the attractiveness of converting to a REIT. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

        Even if the transactions necessary to implement REIT conversion are effected, including receipt of favorable PLRs, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, if we do convert, the effective date of the REIT conversion could be delayed beyond January 1, 2014, in which event we could not elect REIT status until the taxable year beginning January 1, 2015, at the earliest.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended June 30, 2013, nor did we repurchase any shares of our common stock during the three months ended June 30, 2013. As of June 30, 2013, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission.

Exhibit No.	Description
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 1, 2013	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)