Form 10-Q
period 2013-09-30
IRON MOUNTAIN INC
filed 2013-10-31
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

        Number of shares of the registrant's Common Stock at October 25, 2013: 191,217,917

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2012	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$243,415	$172,031
Restricted cash	33,612	33,613
Accounts receivable (less allowances of $25,209 and $26,791 as of December 31, 2012 and September 30, 2013, respectively)	572,200	614,649
Deferred income taxes	10,152	15,828
Prepaid expenses and other	164,713	106,357

Total Current Assets	1,024,092	942,478
Property, Plant and Equipment:
Property, plant and equipment	4,443,323	4,581,272
Less—Accumulated depreciation	(1,965,596)	(2,075,290)

Property, Plant and Equipment, net	2,477,727	2,505,982
Other Assets, net:
Goodwill	2,334,759	2,376,081
Customer relationships and acquisition costs	456,120	488,308
Deferred financing costs	43,850	47,016
Other	21,791	20,914

Total Other Assets, net	2,856,520	2,932,319

Total Assets	$6,358,339	$6,380,779

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$92,887	$51,533
Accounts payable	168,120	164,969
Accrued expenses	426,813	402,613
Deferred revenue	217,133	209,385

Total Current Liabilities	904,953	828,500
Long-term Debt, net of current portion	3,732,116	3,973,799
Other Long-term Liabilities	62,917	70,789
Deferred Rent	97,356	99,306
Deferred Income Taxes	398,549	336,219
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 190,005,788 shares and 191,212,860 shares as of December 31, 2012 and September 30, 2013, respectively)	1,900	1,912
Additional paid-in capital	942,199	982,443
Retained earnings	185,558	78,862
Accumulated other comprehensive items, net	20,314	(4,497)

Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,058,720

Noncontrolling Interests	12,477	13,446

Total Equity	1,162,448	1,072,166

Total Liabilities and Equity	$6,358,339	$6,380,779

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2012	2013
Revenues:
Storage rental	$434,665	$445,317
Service	313,460	310,322

Total Revenues	748,125	755,639
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	310,344	310,665
Selling, general and administrative	204,498	225,205
Depreciation and amortization	80,944	79,659
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,627)	(173)

Total Operating Expenses	594,159	615,356
Operating Income (Loss)	153,966	140,283
Interest Expense, Net (includes Interest Income of $596 and $1,075 for the three months ended September 30, 2012 and 2013, respectively)	61,381	64,485
Other Expense (Income), Net	7,746	45,953

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	84,839	29,845
Provision (Benefit) for Income Taxes	31,120	24,317

Income (Loss) from Continuing Operations	53,719	5,528
Income (Loss) from Discontinued Operations, Net of Tax	32	(571)

Net Income (Loss)	53,751	4,957
Less: Net Income (Loss) Attributable to Noncontrolling Interests	942	910

Net Income (Loss) Attributable to Iron Mountain Incorporated	$52,809	$4,047

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.31	$0.03

Total Income (Loss) from Discontinued Operations	$—	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.31	$0.02

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.31	$0.03

Total Income (Loss) from Discontinued Operations	$—	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.31	$0.02

Weighted Average Common Shares Outstanding—Basic	171,776	191,332

Weighted Average Common Shares Outstanding—Diluted	173,047	192,268

Dividends Declared per Common Share	$0.2700	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Revenues:
Storage rental	$1,293,442	$1,329,357
Service	953,346	928,034

Total Revenues	2,246,788	2,257,391
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	938,702	952,797
Selling, general and administrative	618,673	673,187
Depreciation and amortization	236,462	238,788
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,515)	(2,375)

Total Operating Expenses	1,792,322	1,862,397
Operating Income (Loss)	454,466	394,994
Interest Expense, Net (includes Interest Income of $1,951 and $2,118 for the nine months ended September 30, 2012 and 2013, respectively)	178,381	190,656
Other Expense (Income), Net	14,508	63,967

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	261,577	140,371
Provision (Benefit) for Income Taxes	105,344	88,955

Income (Loss) from Continuing Operations	156,233	51,416
(Loss) Income from Discontinued Operations, Net of Tax	(5,700)	1,515
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	(1,885)	—

Net Income (Loss)	148,648	52,931
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,434	2,934

Net Income (Loss) Attributable to Iron Mountain Incorporated	$146,214	$49,997

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.91	$0.27

Total (Loss) Income from Discontinued Operations	$(0.04)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.85	$0.26

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.91	$0.27

Total (Loss) Income from Discontinued Operations	$(0.04)	$0.01

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.85	$0.26

Weighted Average Common Shares Outstanding—Basic	171,464	190,789

Weighted Average Common Shares Outstanding—Diluted	172,500	192,315

Dividends Declared per Common Share	$0.7900	$0.8100

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2013
Net Income (Loss)	$53,751	$4,957
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	20,095	17,023

Total Other Comprehensive Income (Loss)	20,095	17,023

Comprehensive Income (Loss)	73,846	21,980
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,482	733

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$72,364	$21,247

	Nine Months Ended September 30,
	2012	2013
Net Income (Loss)	$148,648	$52,931
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	21,197	(25,811)

Total Other Comprehensive Income (Loss)	21,197	(25,811)

Comprehensive Income (Loss)	169,845	27,120
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,158	1,934

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$166,687	$25,186

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $309	45,164	1,095,330	11	45,153	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(135,642)	—	—	—	(135,642)	—	—
Currency translation adjustment	21,197	—	—	—	—	20,473	724
Net income (loss)	148,648	—	—	—	146,214	—	2,434
Noncontrolling interests equity contributions	336	—	—	—	—	—	336
Noncontrolling interests dividends	(1,146)	—	—	—	—	—	(1,146)
Parent purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, September 30, 2012	$1,299,125	172,133,147	$1,721	$354,079	$913,139	$18,270	$11,916

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,162,448	190,005,788	$1,900	$942,199	$185,558	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,499	40,256	1,207,072	12	40,244	—	—	—
Parent cash dividends declared	(156,693)	—	—	—	(156,693)	—	—
Currency translation adjustment	(25,811)	—	—	—	—	(24,811)	(1,000)
Net income (loss)	52,931	—	—	—	49,997	—	2,934
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(1,708)	—	—	—	—	—	(1,708)

Balance, September 30, 2013	$1,072,166	191,212,860	$1,912	$982,443	$78,862	$(4,497)	$13,446

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$148,648	$52,931
Loss (Income) from discontinued operations	5,700	(1,515)
Loss (Gain) on sale of discontinued operations	1,885	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	210,248	210,678
Amortization (includes deferred financing costs and bond discount of $5,121 and $5,283, for the nine months ended September 30, 2012 and 2013, respectively)	31,335	33,393
Stock-based compensation expense	20,799	23,016
(Benefit) Provision for deferred income taxes	(43,254)	61,327
Loss on early extinguishment of debt, net	10,628	43,318
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,515)	(2,375)
Foreign currency transactions and other, net	9,163	43,763
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(22,379)	(37,867)
Prepaid expenses and other	(18,473)	(60,601)
Accounts payable	(12,618)	19,172
Accrued expenses and deferred revenue	(29,321)	(55,889)
Other assets and long-term liabilities	807	4,278

Cash Flows from Operating Activities-Continuing Operations	311,653	333,629
Cash Flows from Operating Activities-Discontinued Operations	(10,916)	953

Cash Flows from Operating Activities	300,737	334,582
Cash Flows from Investing Activities:
Capital expenditures	(165,462)	(204,872)
Cash paid for acquisitions, net of cash acquired	(106,221)	(122,681)
Investment in restricted cash	(1,502)	(1)
Additions to customer relationship and acquisition costs	(13,377)	(16,573)
Investment in joint ventures	(2,330)	—
Proceeds from sales of property and equipment and other, net	1,731	2,402

Cash Flows from Investing Activities-Continuing Operations	(287,161)	(341,725)
Cash Flows from Investing Activities-Discontinued Operations	(6,136)	(4,937)

Cash Flows from Investing Activities	(293,297)	(346,662)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,803,476)	(3,447,542)
Proceeds from revolving credit and term loan facilities and other debt	2,637,534	3,445,387
Early retirement of senior subordinated notes	(525,834)	(685,134)
Net proceeds from sales of senior subordinated notes	985,000	—
Net proceeds from sales of senior notes	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	416	1,066
Stock repurchases	(38,052)	—
Parent cash dividends	(132,307)	(155,027)
Proceeds from exercise of stock options and employee stock purchase plan	22,328	14,726
Excess tax benefits from stock-based compensation	309	2,499
Payment of debt financing costs	(2,179)	(8,087)

Cash Flows from Financing Activities-Continuing Operations	143,739	(49,805)
Cash Flows from Financing Activities-Discontinued Operations	(39)	—

Cash Flows from Financing Activities	143,700	(49,805)
Effect of Exchange Rates on Cash and Cash Equivalents	3,598	(9,499)

Increase (Decrease) in Cash and Cash Equivalents	154,738	(71,384)
Cash and Cash Equivalents, Beginning of Period	179,845	243,415

Cash and Cash Equivalents, End of Period	$334,583	$172,031

Supplemental Information:
Cash Paid for Interest	$175,478	$196,811

Cash Paid for Income Taxes	$151,906	$88,154

Non-Cash Investing and Financing Activities:
Capital Leases	$31,715	$48,909

Accrued Capital Expenditures	$18,081	$30,419

Dividends Payable	$46,515	$54,705

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated and its subsidiaries ("IMI", "we" or "us") store records, primarily paper documents and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

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

        On June 2, 2011, we sold (the "Digital Sale") our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management operations in New Zealand. Also, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business, our New Zealand operations and our Italian operations, including the gain on the sale of the Digital Business and our New Zealand operations and the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 for a further discussion of these events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,612 and $33,613 as of December 31, 2012 and September 30, 2013, respectively, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facilities and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net gain of $1,131 and a net loss of $8,055 for the three and nine months ended September 30, 2012, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $2,612 and $22,543 for the three and nine months ended September 30, 2013, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2012 and noted no impairment of goodwill at such date. As of December 31, 2012 and September 30, 2013, no factors were identified that would alter our October 1, 2012 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2012 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe, excluding Russia and Ukraine, in which we operate ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762,307, $365,303, $87,492, $56,893 and $62,764 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012 and September 30, 2013. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2012 that exceeded their carrying values by greater than 30%. As of September 30, 2013, the carrying value of goodwill, net amounted to $1,764,736, $368,240, $87,322, $99,457 and $56,326 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2013 are as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2012	$2,023,971	$631,528	$2,655,499
Deductible goodwill acquired during the year	9,877	16,304	26,181
Non-deductible goodwill acquired during the year	—	32,903	32,903
Fair value and other adjustments	191	(408)	(217	)(1)
Currency effects	(8,038)	(9,832)	(17,870)

Gross Balance as of September 30, 2013	$2,026,001	$670,495	$2,696,496

Accumulated Amortization Balance as of December 31, 2012	$261,664	$59,076	$320,740
Currency effects	(399)	74	(325)

Accumulated Amortization Balance as of September 30, 2013	$261,265	$59,150	$320,415

Net Balance as of December 31, 2012	$1,762,307	$572,452	$2,334,759

Net Balance as of September 30, 2013	$1,764,736	$611,345	$2,376,081

Accumulated Goodwill Impairment Balance as of December 31, 2012	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of September 30, 2013	$85,909	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $(143) in net adjustments to property, plant and equipment, net, customer relationships and deferred income taxes made within one year from the date of the acquisition, as well as $74 of cash received related to acquisitions made in previous years.

        The components of our amortizable intangible assets as of September 30, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$749,818	$(261,510)	$488,308
Core Technology(1)	3,786	(3,448)	338
Trademarks and Non-Compete Agreements(1)	5,786	(3,633)	2,153
Deferred Financing Costs	61,955	(14,939)	47,016

Total	$821,345	$(283,530)	$537,815

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $12,128 and $31,335 for the three and nine months ended September 30, 2012, respectively. Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $10,404 and $33,393 for the three and nine months ended September 30, 2013, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the 2003 employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2012 was $4,682 ($3,836 after tax or $0.02 per basic and diluted share) and $20,799 ($15,744 after tax or $0.09 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2013 was $9,423 ($6,590 after tax or $0.03 per basic and diluted share) and $23,016 ($17,576 after tax or $0.09 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Cost of sales (excluding depreciation and amortization)	$329	$115	$846	$257
Selling, general and administrative expenses	4,353	9,308	19,953	22,759

Total stock-based compensation	$4,682	$9,423	$20,799	$23,016

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $309 and $2,499 for the nine months ended September 30, 2012 and 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2013, ten-year vesting options represented 10.4% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2013, three-year vesting options represented 20.3% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the nine months ended September 30, 2012 and 2013 was $7.00 and $7.69 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,908,102	$23.39
Granted	261,698	33.03
Exercised	(804,055)	22.37
Forfeited	(102,981)	21.69
Expired	(5,875)	28.15

Outstanding at September 30, 2013	5,256,889	$24.05	5.47	$18,964

Options exercisable at September 30, 2013	3,766,531	$23.69	4.85	$14,220

Options expected to vest	1,412,455	$24.92	7.04	$4,512

        The following table provides the aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Aggregate intrinsic value of stock options exercised	$4,440	$318	$7,812	$10,414

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three- to five-year vesting period from the date of grant. As a result of an amendment to our RSUs approved by our Compensation Committee of our board of directors in October 2012, all RSUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $8 and $42 of cash dividends on RSUs for the three and nine months ended September 30, 2012, respectively. We accrued approximately $378 and $1,476 of cash dividends on RSUs for the three and nine months ended September 30, 2013, respectively. There were no cash dividends paid on RSUs for the three and nine months ended September 30, 2012, respectively. We paid approximately $121 and $674 of cash dividends on RSUs for the three and nine months ended September 30, 2013, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSU activity for the nine months ended September 30, 2013 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,303,664	$29.89
Granted	638,469	35.35
Vested	(474,586)	29.97
Forfeited	(54,458)	29.95

Non-vested at September 30, 2013	1,413,089	$32.33

        The total fair value of restricted stock vested during each of the three months ended September 30, 2012 and 2013 was $0. The total fair value of restricted stock vested during each of the nine months ended September 30, 2012 and 2013 was $1. The total fair value of RSUs vested during the nine months ended September 30, 2012 was $5,962. The total fair value of RSUs vested during the three and nine months ended September 30, 2013 was $2,145 and $14,221, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of performance units ("PUs"). For the majority of PUs, the number of PUs earned is determined based on our performance against predefined calendar year targets of revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% of the initial award. The number of PUs earned is determined based on the Company's actual performance as compared to the targets at the end of the one-year performance period. Certain PUs granted in 2013 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. Employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant, or (3) a maximum of three years. As a result of an amendment to our PUs approved by our Compensation Committee of our board of directors in October 2012, outstanding PUs now accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $146 and $535 of cash dividends on PUs for the three and nine months ended September 30, 2013, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        During the nine months ended September 30, 2013, we issued 198,869 PUs. For PUs that are earned based on our performance against revenue growth and ROIC targets during the one-year performance period, we forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each of the awards. For the 2013 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the nine months ended September 30, 2012 was $3,505. The total fair value of earned PUs that vested during the nine months ended September 30, 2013 was $996. There were no cash dividends paid on PUs for both the three and nine months ended September 30, 2012 and 2013. As of September 30, 2013, we expected 87.0% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2013.

        A summary of PU activity for the nine months ended September 30, 2013 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	236,093	(4,447)	231,646	$29.12
Granted	198,869	(25,536)	173,333	38.81
Vested	(34,393)	613	(33,780)	29.48
Forfeited	(6,395)	—	(6,395)	30.77

Non-vested at September 30, 2013	394,174	(29,370)	364,804	$33.66

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the nine months ended September 30, 2012 and 2013, there were 88,672 shares and 74,732 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at September 30, 2013 was 204,494. We anticipate that the ESPP will be replaced subsequent to the expiration of our June 1 offering on November 29, 2013, by the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan, which was approved by our stockholders at the 2013 Annual Meeting of Stockholders held on June 6, 2013. We anticipate that beginning November 29, 2013, we will have 1,000,000 shares available under the ESPP.

        As of September 30, 2013, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $50,735 and is expected to be recognized over a weighted-average period of 2.1 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Income (Loss) from continuing operations	$53,719	$5,528	$156,233	$51,416

Total income (loss) from discontinued operations (see Note 10)	$32	$(571)	$(7,585)	$1,515

Net income (loss) attributable to Iron Mountain Incorporated	$52,809	$4,047	$146,214	$49,997

Weighted-average shares—basic	171,776,000	191,332,000	171,464,000	190,789,000
Effect of dilutive potential stock options	950,922	597,275	808,365	1,109,935
Effect of dilutive potential restricted stock, RSUs and PUs	320,537	338,617	227,899	416,231

Weighted-average shares—diluted	173,047,459	192,267,892	172,500,264	192,315,166

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.31	$0.03	$0.91	$0.27

Total income (loss) from discontinued operations (see Note 10)	$—	$—	$(0.04)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.31	$0.02	$0.85	$0.26

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.31	$0.03	$0.91	$0.27

Total income (loss) from discontinued operations (see Note 10)	$—	$—	$(0.04)	$0.01

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.31	$0.02	$0.85	$0.26

Antidilutive stock options, RSUs and PUs, excluded from the calculation	821,862	2,014,108	1,584,179	864,521

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

  i.
  Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2012 were 36.7% and 40.3%, respectively. Our effective tax rates for the three and nine months ended September 30, 2013 were 81.5% and 63.4%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit), and the planned repatriation discussed below. During the three and nine months ended September 30, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 5.6% and 1.2%, respectively. During the three months ended September 30, 2013, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loans while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which decreased our 2013 effective tax rate by 47.0%. During the three and nine months ended September 30, 2013, the planned repatriation discussed below increased our 2013 effective tax rate by 87.1% and 18.5%, respectively. Also, during the three and nine months ended September 30, 2013, we incurred non-deductible transaction costs related to our potential conversion to a REIT, which increased our 2013 effective tax rate by 10.1% and 4.7%, respectively.

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

        On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the "Code"), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for our tax year beginning on January 1, 2014. Early adoption is available, and as such, we intend to elect early adoption of the regulations. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations' provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income over a four-year period beginning in 2013. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. We do not believe these regulations will have a material impact on our consolidated results of operations, cash flows and financial position.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $922 and $920 for gross interest and penalties for the three and nine months ended September 30, 2012, respectively. We recorded an increase of $1,014 and $1,735 for gross interest and penalties for the three and nine months ended September 30, 2013, respectively. We had $3,554 and $5,225 accrued for the payment of interest and penalties as of December 31, 2012 and September 30, 2013, respectively.

        During the three months ended September 30, 2013, we developed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $253,000 (approximately $53,000 of which we had previously paid U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. We anticipate completing this plan in the fourth quarter of 2013. As a result, we recorded an increase in our tax provision from continuing operations in the amount of approximately $71,400 in the three months ended September 30, 2013. This increase was offset by decreases of approximately $23,500 from current year foreign tax credits and approximately $21,900 reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of approximately $26,000 in our tax provision from continuing operations.

        After the planned repatriation, we will have a net tax over book outside basis difference related to our foreign subsidiaries. We do not expect this net basis difference to reverse in the foreseeable future and we intend to reinvest any future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. We have instances where we have book over tax outside basis differences for certain foreign subsidiaries. These basis differences arose primarily through the undistributed book earnings of such foreign subsidiaries. These basis differences could be reversed through a sale of such foreign subsidiaries, the receipt of dividends from such subsidiaries or certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on these book over tax outside basis difference because of the complexities of the hypothetical calculation. We may record additional deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the U.S. Internal Revenue Service with regard to our private letter ruling requests, finalization of countries to be included in our plan to convert to a REIT, shareholder approval of certain modifications to our corporate charter and final board of director approval of our conversion to a REIT.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        As of September 30, 2013, we have reclassified approximately $27,500 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) in the accompanying Consolidated Balance Sheets related to the depreciation recapture associated with our recharacterization of certain racking structures as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our potential conversion to a REIT.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2012 and September 30, 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, and two global banks and four "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2012 and September 30, 2013, our cash and cash equivalents and restricted cash balance was $277,027 and $205,644, respectively, including money market funds and time deposits amounting to $218,629 and $79,360, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and September 30, 2013, respectively:

		Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$68,800	$—		$68,800		$—
Time Deposits(1)	149,829	—		149,829		—
Trading Securities	11,071	10,525	(2)	546	(1)	—
Derivative Liabilities(3)	1,522	—		1,522		—

		Fair Value Measurements at September 30, 2013 Using
Description	Total Carrying Value at September 30, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$72,942	$—		$72,942		$—
Time Deposits(1)	6,418	—		6,418		—
Trading Securities	12,156	11,568	(2)	588	(1)	—
Derivative Assets(3)	85	—		85		—
Derivative Liabilities(3)	7,059	—		7,059		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2013.

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
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December 31, 2012 and September 30, 2013, respectively.

  n.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Foreign currency transaction (gains) losses, net	$(1,131)	$2,612	$8,055	$22,543
Debt extinguishment expense, net	10,628	43,662	10,628	43,662
Other, net	(1,751)	(321)	(4,175)	(2,238)

	$7,746	$45,953	$14,508	$63,967

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $173 and $2,375 for the three and nine months ended September 30, 2013, respectively, and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment and the sale of a building in the United Kingdom. Consolidated gain on disposal/write-down of property, plant and equipment, net was $1,515 for the nine months ended September 30, 2012 and consisted primarily of approximately $2,700 of gains associated with the sale of leased vehicles in North America, partially offset by approximately $700 of asset write-offs in North America and approximately $500 of asset write-offs associated with our Latin America operations.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2012 and September 30, 2013, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of September 30, 2013, we had (1) outstanding forward contracts to purchase $194,858 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $71,610 U.S. dollars and sell 77,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and nine months ended September 30, 2012, there were $4 in net cash receipts and $3,783 in net cash disbursements,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and nine months ended September 30, 2013, there were $4,764 in net cash disbursements and $11,511 in net cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

        The following table provides the fair value of our derivative instruments as of December 31, 2012 and September 30, 2013 and their gains and losses for the three and nine months ended September 30, 2012 and 2013:

	Asset Derivatives
	December 31, 2012		September 30, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$85

Total		$—		$85

	Liability Derivatives
	December 31, 2012		September 30, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$1,522	Accrued expenses	$7,059

Total		$1,522		$7,059

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2012	2013	2012	2013
Foreign exchange contracts	Other expense (income), net	$7,649	$14,164	$11,927	$(6,059)

Total		$7,649	$14,164	$11,927	$(6,059)

        We have designated a portion of our 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2012 and 2013, we designated on average 101,556 and 107,667 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $2,303 ($1,401, net of tax) and $938 ($535, net of tax) for the three and nine months ended September 30, 2012, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity in the accompanying Consolidated Balance Sheets. We recorded foreign exchange losses of $5,467 ($3,333, net of tax) and foreign exchange losses of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

$3,374 ($2,057, net of tax) for the three and nine months ended September 30, 2013, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity in the accompanying Consolidated Balance Sheets. As of September 30, 2013, cumulative net gains of $8,665, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the three and nine months ended September 30, 2013 are not presented due to the insignificant impact of the 2012 and 2013 acquisitions on our consolidated results of operations. Noteworthy 2013 acquisitions are as follows:

        In May 2013, in order to further enhance our existing operations in the U.S., we acquired a storage rental and records management business in Texas with locations in Michigan, Texas and Florida, in a cash transaction for a purchase price of approximately $25,000. Included in the purchase price is approximately $1,600 held in escrow to secure a post-closing working capital adjustment. The amounts held in escrow for purposes of the post-closing working capital adjustment will be distributed either to us or the former owners based on the final agreed upon post-closing working capital amount.

        In June 2013, in order to further enhance our existing operations in Brazil, we acquired the stock of Archivum Comercial Ltda. and AMG Comercial Ltda., storage rental and records management businesses in Sao Paulo, Brazil, in a single transaction for an aggregate purchase price of approximately $29,000. Included in the purchase price is approximately $2,900 held in escrow to secure a post-closing working capital adjustment and the indemnification obligations of the former owners of the businesses to us.

        In September 2013, in order to further enhance our existing operations in Latin America, we acquired certain entities with operations in Colombia and Peru. We acquired the stock of G4S Secure Data Solutions Colombia S.A.S. and G4S Document Delivery S.A.S (collectively, "G4S"). G4S, a storage rental and records management business with operations in Bogota, Cali, Medellin and Pereira, Colombia, was acquired in a single transaction for an aggregate purchase price of approximately $54,000, subject to post-closing working capital and net debt adjustments. We also acquired the stock of File Service S.A., a storage rental and records management business in Peru, for a purchase price of approximately $16,000, subject to post-closing working capital and net debt adjustments.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2013 through September 30, 2013 is as follows:

Cash Paid (gross of cash acquired)	$125,487	(1)

Total Consideration	125,487
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	18,607
Property, Plant and Equipment(2)	18,332
Customer Relationship Assets(3)	56,100
Other Assets	13
Liabilities Assumed and Deferred Income Taxes(4)	(26,649)

Total Fair Value of Identifiable Net Assets Acquired	66,403

Goodwill Initially Recorded	$59,084

(1)
Included in cash paid for acquisitions in the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 is cash received of $2,806 related to acquisitions made in the current and previous years.

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions to date in 2013 was 18 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt comprised the following:

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$55,500	$55,500	$523,968	$523,968
Term Loan Facility(1)	462,500	462,500	—	—
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	242,813	242,813	242,460	242,460
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Senior Subordinated Subsidiary Notes")(2)(4)	175,875	181,591	—	—
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,834	56,052	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	335,152	341,753	343,130	347,924
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	451,000	400,000	438,950
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	317,250	—	—
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,518	610,500	411,486	443,810
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(2)(4)	—	—	194,100	191,189
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	—	—	600,000	592,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,012,500	1,000,000	897,000
Real Estate Mortgages, Capital Leases and Other(5)	254,811	254,811	310,188	310,188

Total Long-term Debt	3,825,003		4,025,332
Less Current Portion	(92,887)		(51,533)

Long-term Debt, Net of Current Portion	$3,732,116		$3,973,799

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian Dollar subfacility under these debt instruments. The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this long-term debt approximates the carrying value (as borrowings under these debt instruments are

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

  based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2012 and September 30, 2013, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2012 and September 30, 2013, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)
Canada Company is the direct obligor on the Senior Subordinated Subsidiary Notes and Senior Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

(5)
The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as so amended (the "Credit Agreement") allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2,000,000. At the time of the amendment, we repaid all term loans outstanding under our initial principal amount of $500,000 term loan facility under the original credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and most of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them, to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian Dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of September 30, 2013, we had $523,968 of outstanding borrowings under the Revolving Credit Facility, $380,650 was denominated in U.S. dollars, 91,000 in Canadian dollars and 40,715 in Euros; we also had various outstanding letters of credit totaling $2,316. The remaining availability

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

under the Revolving Credit Facility on September 30, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, was $973,716. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.5% as of September 30, 2013. For the three and nine months ended September 30, 2012, we recorded commitment fees and letters of credit fees of $562 and $1,611, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. For the three and nine months ended September 30, 2013, we recorded commitment fees and letters of credit fees of $977 and $2,133, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5,544 to other expense (income), net in the third quarter of 2013 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        In August 2013, IMI completed an underwritten public offering of $600,000 in aggregate principal amount of 6% Notes, and Canada Company completed an underwritten public offering of 200,000 CAD in aggregate principal amount of Senior Subsidiary Notes, both of which were issued at 100% of par (together, the "August 2013 Offerings"). The net proceeds to IMI and Canada Company of $782,307, after paying the underwriters' discounts and commissions, were used to redeem all of the outstanding Senior Subordinated Subsidiary Notes, 8% Notes and 8% Notes due 2020, and to fund the purchase of $137,500 in principal amount of the 8 3/8% Notes pursuant to a tender offer. The remaining net proceeds were used to repay existing indebtedness under our Revolving Credit Facility.

        In August 2013, we redeemed (1) the 175,000 CAD aggregate principal amount outstanding of our Senior Subordinated Subsidiary Notes at 102.5% of par, plus accrued and unpaid interest, (2) the $50,000 aggregate principal amount outstanding of our 8% Notes at 102.7% of par, plus accrued and unpaid interest, (3) the $300,000 aggregate principal amount outstanding of our 8% Notes due 2020 at 104.0% of par, plus accrued and unpaid interest, and (4) $137,500 aggregate principal amount outstanding of our 8 3/8% Notes at 109.8% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $38,118 in the third quarter of 2013 related to the early extinguishment of this debt. This charge consists of call and tender premiums, original issue discounts and deferred financing costs related to this debt.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as amended on August 7, 2013, uses EBITDA plus rent expense ("EBITDAR"), or EBITDAR-based calculations, as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 4.9 as of September 30, 2013 (compared to a maximum allowable ratio of 6.5), and its net secured debt lease adjusted leverage ratio was 2.0 as of September 30, 2013 (compared to a maximum allowable ratio of 4.0). IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.3 and 4.9 as of December 31, 2012 and September 30,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

2013, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement, as amended on August 7, 2013, fixed charge coverage ratio was 2.4 as of September 30, 2013, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2012 and September 30, 2013 and for the three and nine months ended September 30, 2012 and 2013 and are prepared on the same basis as the consolidated financial statements.

        The Parent Notes and the Senior Subsidiary Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

        Additionally, IMI and the Guarantors guarantee the Senior Subsidiary Notes which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Senior Subsidiary Notes are referred to below as the Non-Guarantors.

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

        In July 2013, certain of Canada Company's operating subsidiaries (the "Amalgamated Entities") were amalgamated into Canada Company and, as part of our proposed conversion to a REIT, Canada Company contributed certain assets and liabilities into two newly-formed wholly owned entities (the "Canadian Subsidiaries"). The assets, liabilities, equity, results of operations and cash flows of the Amalgamated Entities, previously presented within the Non-Guarantors column, are now presented within the Canada Company column. The assets, liabilities, equity, results of operations and cash flows

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

of the Canadian Subsidiaries, previously presented within the Canada Company column, are now presented within the Non-Guarantors column.

	December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$13,472	$103,346	$126,597	$—	$243,415
Restricted Cash	33,612	—	—	—	—	33,612
Accounts Receivable	—	338,455	45,623	188,122	—	572,200
Intercompany Receivable	1,055,593	—	—	—	(1,055,593)	—
Other Current Assets	48	121,933	6,871	46,078	(65)	174,865

Total Current Assets	1,089,253	473,860	155,840	360,797	(1,055,658)	1,024,092
Property, Plant and Equipment, Net	1,305	1,500,309	187,286	788,827	—	2,477,727
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,070,930	1,000	2,855	—	(1,074,785)	—
Investment in Subsidiaries	1,941,540	1,688,000	29,831	303,164	(3,962,535)	—
Goodwill	—	1,536,964	200,250	597,545	—	2,334,759
Other	37,909	261,950	10,686	211,330	(114)	521,761

Total Other Assets, Net	3,050,379	3,487,914	243,622	1,112,039	(5,037,434)	2,856,520

Total Assets	$4,140,937	$5,462,083	$586,748	$2,261,663	$(6,093,092)	$6,358,339

Liabilities and Equity
Intercompany Payable	$—	$942,547	$3,310	$109,736	$(1,055,593)	$—
Current Portion of Long-term Debt	—	70,870	—	22,082	(65)	92,887
Total Other Current Liabilities	111,536	469,249	26,836	204,445	—	812,066
Long-term Debt, Net of Current Portion	2,876,317	568,205	183,505	104,089	—	3,732,116
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,066,823	—	6,962	(1,074,785)	—
Other Long-term Liabilities	2,113	417,972	40,102	98,749	(114)	558,822
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,926,417	332,995	1,703,123	(3,962,535)	1,149,971
Noncontrolling Interests	—	—	—	12,477	—	12,477

Total Equity	1,149,971	1,926,417	332,995	1,715,600	(3,962,535)	1,162,448

Total Liabilities and Equity	$4,140,937	$5,462,083	$586,748	$2,261,663	$(6,093,092)	$6,358,339

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$6,341	$240	$165,450	$—	$172,031
Restricted Cash	33,613	—	—	—	—	33,613
Accounts Receivable	—	360,725	40,789	213,135	—	614,649
Intercompany Receivable	861,043	—	—	—	(861,043)	—
Other Current Assets	48	67,753	3,491	50,932	(39)	122,185

Total Current Assets	894,704	434,819	44,520	429,517	(861,082)	942,478
Property, Plant and Equipment, Net	1,049	1,506,570	178,488	819,875	—	2,505,982
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,546,227	1,000	2,760	—	(1,549,987)	—
Investment in Subsidiaries	1,689,522	1,433,080	32,860	65,145	(3,220,607)	—
Goodwill	—	1,547,031	193,376	635,674	—	2,376,081
Other	38,877	269,634	11,763	236,078	(114)	556,238

Total Other Assets, Net	3,274,626	3,250,745	240,759	936,897	(4,770,708)	2,932,319

Total Assets	$4,170,379	$5,192,134	$463,767	$2,186,289	$(5,631,790)	$6,380,779

Liabilities and Equity
Intercompany Payable	$—	$741,420	$4,156	$115,467	$(861,043)	$—
Current Portion of Long-term Debt	—	27,907	—	23,665	(39)	51,533
Total Other Current Liabilities	112,788	433,517	35,417	195,245	—	776,967
Long-term Debt, Net of Current Portion	2,997,075	472,707	289,807	214,210	—	3,973,799
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,488,708	—	60,279	(1,549,987)	—
Other Long-term Liabilities	796	356,378	36,382	112,872	(114)	506,314
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,058,720	1,671,497	98,005	1,451,105	(3,220,607)	1,058,720
Noncontrolling Interests	—	—	—	13,446	—	13,446

Total Equity	1,058,720	1,671,497	98,005	1,464,551	(3,220,607)	1,072,166

Total Liabilities and Equity	$4,170,379	$5,192,134	$463,767	$2,186,289	$(5,631,790)	$6,380,779

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$289,152	$33,129	$112,384	$—	$434,665
Service	—	192,799	—	120,661	—	313,460

Total Revenues	—	481,951	33,129	233,045	—	748,125
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	183,973	6,600	119,771	—	310,344
Selling, General and Administrative	51	143,023	4,157	57,267	—	204,498
Depreciation and Amortization	81	48,496	3,237	29,130	—	80,944
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,259)	12	(380)	—	(1,627)

Total Operating Expenses	132	374,233	14,006	205,788	—	594,159

Operating (Loss) Income	(132)	107,718	19,123	27,257	—	153,966
Interest Expense (Income), Net	50,534	(5,442)	8,340	7,949	—	61,381
Other Expense (Income), Net	26,405	(1,610)	(12)	(17,037)	—	7,746

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(77,071)	114,770	10,795	36,345	—	84,839
Provision (Benefit) for Income Taxes	—	25,355	1,831	3,934	—	31,120
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(129,880)	(39,512)	(1,436)	(8,964)	179,792	—

Income (Loss) from Continuing Operations	52,809	128,927	10,400	41,375	(179,792)	53,719
Income (Loss) from Discontinued Operations, Net of Tax	—	557	—	(525)	—	32

Net Income (Loss)	52,809	129,484	10,400	40,850	(179,792)	53,751
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	942	—	942

Net Income (Loss) Attributable to Iron Mountain Incorporated	$52,809	$129,484	$10,400	$39,908	$(179,792)	$52,809

Net Income (Loss)	$52,809	$129,484	$10,400	$40,850	$(179,792)	$53,751
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,402)	(1,235)	10,420	12,312	—	20,095
Equity in Other Comprehensive Income (Loss) of Subsidiaries	20,957	22,243	—	10,420	(53,620)	—

Total Other Comprehensive Income (Loss)	19,555	21,008	10,420	22,732	(53,620)	20,095

Comprehensive Income (Loss)	72,364	150,492	20,820	63,582	(233,412)	73,846
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,482	—	1,482

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$72,364	$150,492	$20,820	$62,100	$(233,412)	$72,364

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$293,262	$32,258	$119,797	$—	$445,317
Service	—	190,746	17,236	102,340	—	310,322
Intercompany Service	—	—	—	17,890	(17,890)	—

Total Revenues	—	484,008	49,494	240,027	(17,890)	755,639
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	186,946	5,575	118,144	—	310,665
Intercompany Service Cost of Sales	—	—	17,890	—	(17,890)	—
Selling, General and Administrative	77	159,668	3,412	62,048	—	225,205
Depreciation and Amortization	80	49,222	3,039	27,318	—	79,659
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	5	(66)	—	(112)	—	(173)

Total Operating Expenses	162	395,770	29,916	207,398	(17,890)	615,356

Operating (Loss) Income	(162)	88,238	19,578	32,629	—	140,283
Interest Expense (Income), Net	52,070	(3,556)	9,192	6,779	—	64,485
Other Expense (Income), Net	67,524	5,921	5,473	(32,965)	—	45,953

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(119,756)	85,873	4,913	58,815	—	29,845
Provision (Benefit) for Income Taxes	—	1,424	4,560	18,333	—	24,317
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(123,803)	(39,094)	(2,742)	(353)	165,992	—

Income (Loss) from Continuing Operations	4,047	123,543	3,095	40,835	(165,992)	5,528
Income (Loss) from Discontinued Operations, Net of Tax	—	35	—	(606)	—	(571)

Net Income (Loss)	4,047	123,578	3,095	40,229	(165,992)	4,957
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	910	—	910

Net Income (Loss) Attributable to Iron Mountain Incorporated	$4,047	$123,578	$3,095	$39,319	$(165,992)	$4,047

Net Income (Loss)	$4,047	$123,578	$3,095	$40,229	$(165,992)	$4,957
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,333)	(345)	9,189	11,512	—	17,023
Equity in Other Comprehensive Income (Loss) of Subsidiaries	20,533	20,978	(2,637)	9,189	(48,063)	—

Total Other Comprehensive Income (Loss)	17,200	20,633	6,552	20,701	(48,063)	17,023

Comprehensive Income (Loss)	21,247	144,211	9,647	60,930	(214,055)	21,980
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	733	—	733

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$21,247	$144,211	$9,647	$60,197	$(214,055)	$21,247

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$865,622	$97,442	$330,378	$—	$1,293,442
Service	—	592,793	—	360,553	—	953,346

Total Revenues	—	1,458,415	97,442	690,931	—	2,246,788
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	564,552	21,346	352,804	—	938,702
Selling, General and Administrative	117	425,645	13,143	179,768	—	618,673
Depreciation and Amortization	238	144,127	9,458	82,639	—	236,462
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(2,003)	57	431	—	(1,515)

Total Operating Expenses	355	1,132,321	44,004	615,642	—	1,792,322

Operating (Loss) Income	(355)	326,094	53,438	75,289	—	454,466
Interest Expense (Income), Net	144,605	(14,163)	26,011	21,928	—	178,381
Other Expense (Income), Net	25,424	(2,395)	(26)	(8,495)	—	14,508

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(170,384)	342,652	27,453	61,856	—	261,577
Provision (Benefit) for Income Taxes	—	86,255	8,372	10,717	—	105,344
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(316,598)	(64,429)	(3,598)	(19,081)	403,706	—

Income (Loss) from Continuing Operations	146,214	320,826	22,679	70,220	(403,706)	156,233
Income (Loss) from Discontinued Operations, Net of Tax	—	644	—	(6,344)	—	(5,700)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	146,214	321,470	22,679	61,991	(403,706)	148,648
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,434	—	2,434

Net Income (Loss) Attributable to Iron Mountain Incorporated	$146,214	$321,470	$22,679	$59,557	$(403,706)	$146,214

Net Income (Loss)	$146,214	$321,470	$22,679	$61,991	$(403,706)	$148,648
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(534)	(619)	11,797	10,553	—	21,197
Equity in Other Comprehensive Income (Loss) of Subsidiaries	21,007	21,696	—	11,797	(54,500)	—

Total Other Comprehensive Income (Loss)	20,473	21,077	11,797	22,350	(54,500)	21,197

Comprehensive Income (Loss)	166,687	342,547	34,476	84,341	(458,206)	169,845
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,158	—	3,158

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$166,687	$342,547	$34,476	$81,183	$(458,206)	$166,687

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$877,709	$98,057	$353,591	$—	$1,329,357
Service	—	570,100	17,236	340,698	—	928,034
Intercompany Service	—	—	—	17,890	(17,890)	—

Total Revenues	—	1,447,809	115,293	712,179	(17,890)	2,257,391
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	573,237	19,713	359,847	—	952,797
Intercompany Service Cost of Sales	—	—	17,890	—	(17,890)	—
Selling, General and Administrative	140	478,523	12,357	182,167	—	673,187
Depreciation and Amortization	242	144,904	9,378	84,264	—	238,788
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	5	(554)	21	(1,847)	—	(2,375)

Total Operating Expenses	387	1,196,110	59,359	624,431	(17,890)	1,862,397

Operating (Loss) Income	(387)	251,699	55,934	87,748	—	394,994
Interest Expense (Income), Net	155,430	(15,678)	30,148	20,756	—	190,656
Other Expense (Income), Net	38,320	4,669	5,427	15,551	—	63,967

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(194,137)	262,708	20,359	51,441	—	140,371
Provision (Benefit) for Income Taxes	—	53,415	9,695	25,845	—	88,955
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(244,134)	(32,424)	(6,345)	(10,664)	293,567	—

Income (Loss) from Continuing Operations	49,997	241,717	17,009	36,260	(293,567)	51,416
Income (Loss) from Discontinued Operations, Net of Tax	—	140	—	1,375	—	1,515

Net Income (Loss)	49,997	241,857	17,009	37,635	(293,567)	52,931
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	2,934	—	2,934

Net Income (Loss) Attributable to Iron Mountain Incorporated	$49,997	$241,857	$17,009	$34,701	$(293,567)	$49,997

Net Income (Loss)	$49,997	$241,857	$17,009	$37,635	$(293,567)	$52,931
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,056)	620	(9,302)	(15,073)	—	(25,811)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(22,755)	(23,097)	(2,637)	(9,302)	57,791	—

Total Other Comprehensive (Loss) Income	(24,811)	(22,477)	(11,939)	(24,375)	57,791	(25,811)

Comprehensive Income (Loss)	25,186	219,380	5,070	13,260	(235,776)	27,120
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,934	—	1,934

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$25,186	$219,380	$5,070	$11,326	$(235,776)	$25,186

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(139,356)	$357,066	$18,759	$75,184	$—	$311,653
Cash Flows from Operating Activities-Discontinued Operations	—	(8,814)	—	(2,102)	—	(10,916)

Cash Flows from Operating Activities	(139,356)	348,252	18,759	73,082	—	300,737
Cash Flows from Investing Activities:
Capital expenditures	—	(86,249)	(7,650)	(71,563)	—	(165,462)
Cash paid for acquisitions, net of cash acquired	—	(9,218)	—	(97,003)	—	(106,221)
Intercompany loans to subsidiaries	(93,883)	(100,085)	—	—	193,968	—
Investment in subsidiaries	(36,372)	(36,372)	—	—	72,744	—
Investment in restricted cash	(1,502)	—	—	—	—	(1,502)
Additions to customer relationship and acquisition costs	—	(9,582)	(1,566)	(2,229)	—	(13,377)
Investment in joint ventures	(2,330)	—	—	—	—	(2,330)
Proceeds from sales of property and equipment and other, net	—	1,905	5	(179)	—	1,731

Cash Flows from Investing Activities-Continuing Operations	(134,087)	(239,601)	(9,211)	(170,974)	266,712	(287,161)
Cash Flows from Investing Activities-Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	(134,087)	(241,583)	(9,211)	(175,128)	266,712	(293,297)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,735,792)	(43)	(67,641)	—	(2,803,476)
Proceeds from revolving credit and term loan facilities and other debt	—	2,599,000	—	38,534	—	2,637,534
Early retirement of senior subordinated notes	(525,834)	—	—	—	—	(525,834)
Net proceeds from sales of senior subordinated notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	416	—	416
Intercompany loans from parent	—	90,745	2,986	100,237	(193,968)	—
Equity contribution from parent	—	36,372	—	36,372	(72,744)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(132,307)	—	—	—	—	(132,307)
Proceeds from exercise of stock options and employee stock purchase plan	22,328	—	—	—	—	22,328
Excess tax benefits from stock-based compensation	309	—	—	—	—	309
Payment of debt finacing costs	(1,429)	(750)	—	—	—	(2,179)

Cash Flows from Financing Activities-Continuing Operations	310,015	(10,425)	2,943	107,918	(266,712)	143,739
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	310,015	(10,425)	2,943	107,879	(266,712)	143,700
Effect of exchange rates on cash and cash equivalents	—	—	2,898	700	—	3,598

Increase (Decrease) in cash and cash equivalents	36,572	96,244	15,389	6,533	—	154,738
Cash and cash equivalents, beginning of period	3,428	10,750	69,945	95,722	—	179,845

Cash and cash equivalents, end of period	$40,000	$106,994	$85,334	$102,255	$—	$334,583

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(152,158)	$348,463	$25,662	$111,662	$—	$333,629
Cash Flows from Operating Activities-Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(152,158)	348,334	25,662	112,744	—	334,582
Cash Flows from Investing Activities:
Capital expenditures	—	(132,376)	(2,104)	(70,392)	—	(204,872)
Cash paid for acquisitions, net of cash acquired	—	(23,338)	—	(99,343)	—	(122,681)
Intercompany loans to subsidiaries	231,195	214,640	—	—	(445,835)	—
Investment in subsidiaries	(16,300)	(16,300)	—	—	32,600	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(13,475)	(393)	(2,705)	—	(16,573)
Proceeds from sales of property and equipment and other, net	—	31	(3,175)	5,546	—	2,402

Cash Flows from Investing Activities-Continuing Operations	214,894	29,182	(5,672)	(166,894)	(413,235)	(341,725)
Cash Flows from Investing Activities-Discontinued Operations	—	(4,937)	—	—	—	(4,937)

Cash Flows from Investing Activities	214,894	24,245	(5,672)	(166,894)	(413,235)	(346,662)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(3,350,589)	(81,485)	(15,468)	—	(3,447,542)
Proceeds from revolving credit and term loan facilities and other debt	—	3,188,391	169,615	87,381	—	3,445,387
Early retirement of senior subordinated notes	(514,239)	—	(170,895)	—	—	(685,134)
Net proceeds from sales of senior notes	591,000	—	191,307	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,066	—	1,066
Intercompany loans from parent	—	(228,216)	(226,605)	8,986	445,835	—
Equity contribution from parent	—	16,300	—	16,300	(32,600)	—
Parent cash dividends	(155,027)	—	—	—	—	(155,027)
Proceeds from exercise of stock options and employee stock purchase plan	14,726	—	—	—	—	14,726
Excess tax benefits from stock-based compensation	2,499	—	—	—	—	2,499
Payment of debt financing costs	(1,695)	(5,596)	(554)	(242)	—	(8,087)

Cash Flows from Financing Activities-Continuing Operations	(62,736)	(379,710)	(118,617)	98,023	413,235	(49,805)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(62,736)	(379,710)	(118,617)	98,023	413,235	(49,805)
Effect of exchange rates on cash and cash equivalents	—	—	(4,479)	(5,020)	—	(9,499)

(Decrease) Increase in cash and cash equivalents	—	(7,131)	(103,106)	38,853	—	(71,384)
Cash and cash equivalents, beginning of period	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of period	$—	$6,341	$240	$165,450	$—	$172,031

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

  •
  International Business—storage and information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection & Recovery, Destruction and DMS. Our European operations provide Hard Copy, Data Protection & Recovery and DMS throughout Europe, and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Hard Copy, Data Protection & Recovery, Destruction and DMS throughout Australia, with Hard Copy and Data Protection & Recovery services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended September 30, 2012
Total Revenues	$546,355	$201,770	$—	$748,125
Depreciation and Amortization	46,065	27,296	7,583	80,944
Depreciation	42,898	20,045	7,550	70,493
Amortization	3,167	7,251	33	10,451
Adjusted OIBDA	234,307	47,220	(37,407)	244,120
Expenditures for Segment Assets	32,577	24,227	5,461	62,265
Capital Expenditures	27,783	24,857	5,461	58,101
Cash Paid for Acquisitions, Net of Cash Acquired	175	(1,244)	—	(1,069)
Additions to Customer Relationship and Acquisition Costs	4,619	614	—	5,233
Three Months Ended September 30, 2013
Total Revenues	545,206	210,433	—	755,639
Depreciation and Amortization	46,729	25,282	7,648	79,659
Depreciation	43,226	19,923	7,615	70,764
Amortization	3,503	5,359	33	8,895
Adjusted OIBDA	227,012	55,662	(42,184)	240,490
Expenditures for Segment Assets	23,761	90,654	10,418	124,833
Capital Expenditures	16,068	20,146	10,418	46,632
Cash Paid for Acquisitions, Net of Cash Acquired	—	69,889	—	69,889
Additions to Customer Relationship and Acquisition Costs	7,693	619	—	8,312
Nine Months Ended September 30, 2012
Total Revenues	1,650,544	596,244	—	2,246,788
Depreciation and Amortization	135,852	77,066	23,544	236,462
Depreciation	126,429	60,376	23,443	210,248
Amortization	9,423	16,690	101	26,214
Adjusted OIBDA	696,922	133,105	(124,418)	705,609
Total Assets(1)	4,196,539	1,802,862	328,174	6,327,575
Expenditures for Segment Assets	101,845	166,702	16,513	285,060
Capital Expenditures	81,479	67,470	16,513	165,462
Cash Paid for Acquisitions, Net of Cash Acquired	9,218	97,003	—	106,221
Additions to Customer Relationship and Acquisition Costs	11,148	2,229	—	13,377
Nine Months Ended September 30, 2013
Total Revenues	1,636,702	620,689	—	2,257,391
Depreciation and Amortization	138,126	78,251	22,411	238,788
Depreciation	127,683	60,683	22,312	210,678
Amortization	10,443	17,568	99	28,110
Adjusted OIBDA	682,094	156,469	(137,927)	700,636
Total Assets(1)	4,172,457	1,992,135	216,187	6,380,779
Expenditures for Segment Assets	134,085	171,974	38,067	344,126
Capital Expenditures	96,879	69,926	38,067	204,872
Cash Paid for Acquisitions, Net of Cash Acquired	23,338	99,343	—	122,681
Additions to Customer Relationship and Acquisition Costs	13,868	2,705	—	16,573

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

        A reconciliation of operating income to Adjusted OIBDA on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Operating Income	$153,966	$140,283	$454,466	$394,994
Add: Depreciation and Amortization	80,944	79,659	236,462	238,788
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(1,627)	(173)	(1,515)	(2,375)
REIT Costs(1)	10,837	20,721	16,196	69,229

Adjusted OIBDA	$244,120	$240,490	$705,609	$700,636

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

(8) Commitments and Contingencies

a.
Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $43,000 over the next several years.

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through September 30, 2013, we billed approximately $70,600 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

c.
State of Massachusetts Assessment

        During the third quarter of 2012, we applied for an abatement of assessments from the state of Massachusetts. The assessments, issued in the second quarter of 2012, related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board. In addition, during the second quarter of 2013, Massachusetts assessed tax for the 2007 and 2008 tax years in the aggregate amount of $4,120, including tax, interest and penalties through the assessment date. The assessment is for issues consistent with those assessed in the earlier years. In the third quarter of 2013, we filed an application for abatement for the 2007 and 2008 tax years, which Massachusetts denied on October 15, 2013. We intend to file a petition with the Massachusetts Appellate Tax Board to challenge the assessment for the 2007 and 2008 tax years and will vigorously defend the matter. Additionally, the state has begun an audit of the 2009-2011 tax years.

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

(9) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of September 30, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

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

future quarterly dividends is at the discretion of our board of directors. In 2012 and in the first nine months of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
(Loss) Income Before Provision (Benefit) for Income Taxes of Discontinued Operations	$(537)	$58	$(159)	$161
(Benefit) Provision for Income Taxes	(1,094)	23	(803)	21

Income (Loss) from Discontinued Operations, Net of Tax	$557	$35	$644	$140

New Zealand Operations

        We completed the sale of our New Zealand operations on October 3, 2011 for a purchase price of approximately $10,000. Our New Zealand operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our New Zealand operations, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our New Zealand operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Loss Before Provision (Benefit) for Income Taxes of Discontinued Operations	$(88)	$—	$(88)	$—
Provision (Benefit) for Income Taxes	—	—	—	—

(Loss) Income from Discontinued Operations, Net of Tax	$(88)	$—	$(88)	$—

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of our Italian operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Total Revenues	$—	$—	$2,138	$—

(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(437)	$(233)	$(6,823)	$2,315
(Benefit) Provision for Income Taxes	—	373	(567)	940

(Loss) Income from Discontinued Operations, Net of Tax	$(437)	$(606)	$(6,256)	$1,375

Loss on Sale of Discontinued Operations	$—	$—	$(1,885)	$—
Provision for Income Taxes	—	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$—	$—	$(1,885)	$—

Total Loss from Discontinued Operations and Sale, Net of Tax	$(437)	$(606)	$(8,141)	$1,375

        During the nine months ended September 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2,315 and income from discontinued operations, net of tax of $1,375 associated with our Italian operations. This income primarily represents the recovery of insurance proceeds in excess of carrying value.

(11) Related Party Transactions

        Paul F. Deninger, one of our directors, is a senior managing director at Evercore Group L.L.C. ("Evercore"). In May 2013, we entered into an agreement with Evercore, which was amended and restated in August 2013 (the "Evercore Engagement"), pursuant to which Evercore agreed to provide financial advisory services to us in exchange for an aggregate fee of up to $3,000 (the "Engagement Fees"). In connection with the Evercore Engagement, Mr. Deninger agreed, and Evercore represented, that Mr. Deninger would not be involved with the Evercore Engagement and would not receive any fees or direct compensation in connection with the Evercore Engagement. The Evercore Engagement was approved by the Board of Directors' Audit Committee in accordance with our Related Persons Transaction Policy. As of September 30, 2013, we have incurred $2,577 of fees associated with the Evercore Engagement, including fees associated with the amendment of our Credit Agreement in August 2013 and discounts and commissions attributable to Evercore's participation as one of the underwriters in the August 2013 Offerings, as well as monthly retention fees, which will continue until December 31, 2013.

(12) Subsequent Events

        In October 2013, in order to further enhance our existing operations in the U.S., Iron Mountain Information Management, LLC, a wholly-owned subsidiary of IMI, acquired Cornerstone Records Management, LLC and its affiliates, a national, full solution records and information-management

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(12) Subsequent Events (Continued)

company, in a cash transaction for a purchase price of approximately $191,000. Included in the purchase price is approximately $9,000 held in escrow to secure indemnification obligations and certain working capital adjustments.

        We are implementing a plan that calls for certain organizational realignments to advance the company's growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $5,000 in the third quarter of 2013. We expect to record additional restructuring costs related to this plan of approximately $25,000 in the fourth quarter of 2013. These charges primarily relate to employee severance and associated benefits.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2013, included herein, and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed on March 1, 2013 (our "Annual Report").

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2013 and (4) proposed conversion to a real estate investment trust ("REIT"), including (i) the status of our pending private letter ruling (collectively, "PLRs") requests; (ii) possible changes or refinements to the current legal standards utilized by the U.S. Internal Revenue Service ("IRS") to define "real estate" for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"); (iii) our expectation that the IRS would grant us an additional conference if the IRS changes or refines the legal standards in a way that is material to our PLR requests and the IRS is tentatively adverse to the characterization of our racking structures as "real estate" for REIT purposes; (iv) the estimated timing of any such conversion to a REIT; (v) the estimated range of tax payments and other costs expected to be incurred in connection with our proposed conversion to a REIT; and (vi) the anticipated benefits from our organizational realignment. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations.

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

        In addition, important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our storage and information management services relative to the cost of providing such storage and information management services; (4) changes in customer preferences and demand for our storage and information management services; (5) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (6) the cost or potential liabilities associated with real estate necessary for our business; (7) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (8) changes in the political and economic environments in the countries in which our international subsidiaries operate; (9) claims that our technology violates the intellectual property rights of a third party; (10) changes in the cost of our debt; (11) the impact of alternative, more attractive investments on dividends; (12) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Operating Income	$153,966	$140,283	$454,466	$394,994
Add: Depreciation and Amortization	80,944	79,659	236,462	238,788
Gain on Disposal/Write-down of Property, Plant and Equipment, net	(1,627)	(173)	(1,515)	(2,375)
REIT Costs(1)	10,837	20,721	16,196	69,229

Adjusted OIBDA	$244,120	$240,490	$705,609	$700,636

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Reported EPS—Fully Diluted from Continuing Operations	$0.31	$0.03	$0.91	$0.27
Add: Gain on Disposal/Write-down of Property, Plant and Equipment, net	(0.01)	—	(0.01)	(0.01)
Other Expense, net	0.04	0.24	0.08	0.33
REIT Costs	0.06	0.11	0.09	0.37
Tax Impact of Reconciling Items and Discrete Tax Items	(0.06)	(0.07)	(0.08)	(0.08)

Adjusted EPS—Fully Diluted from Continuing Operations	$0.34	$0.31	$0.99	$0.88

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

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2013 within each section. Trends and changes that are consistent within the three and nine month periods are not repeated and are discussed on a year-to-date basis.

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

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $89.6 million was incurred in the first nine months of 2013, including approximately $20.3 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

Discontinued Operations

        On June 2, 2011, we sold our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy. Additionally, on October 3, 2011, we sold our records management operations in New Zealand. Also, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business, our New Zealand operations and our Italian operations, including the gain on the sale of the Digital Business and our New Zealand operations and the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 to Notes to Consolidated Financial Statements.

Restructuring

        In fiscal year 2013, we began implementing a restructuring plan that calls for certain organizational realignments. These realignments are designed to generate annual cost savings of approximately $30.0 million to $40.0 million beginning in 2014. These savings will offset cost inflation and expected pressure from core service activity declines and support investment to advance the company's growth strategy. As a result, we recorded restructuring charges of approximately $5.0 million in the third quarter of 2013. We expect to record additional restructuring charges related to this plan of approximately $25.0 million in the fourth quarter of 2013. These charges primarily relate to employee severance and associated benefits.

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
	2012	2013
British pound sterling	$1.581	$1.551	(1.9)%
Canadian dollar	$1.005	$0.963	(4.2)%
Euro	$1.252	$1.325	5.8%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
British pound sterling	$1.578	$1.546	(2.0)%
Canadian dollar	$0.998	$0.977	(2.1)%
Euro	$1.283	$1.317	2.7%

Results of Operations

        Comparison of Three and Nine Months Ended September 30, 2013 to Three and Nine Months Ended September 30, 2012 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$748,125	$755,639	$7,514	1.0%
Operating Expenses	594,159	615,356	21,197	3.6%

Operating Income	153,966	140,283	(13,683)	(8.9)%
Other Expenses, Net	100,247	134,755	34,508	34.4%

Income from Continuing Operations	53,719	5,528	(48,191)	(89.7)%
Income (Loss) from Discontinued Operations, Net of Tax	32	(571)	(603)	1,884.4%

Net Income	53,751	4,957	(48,794)	(90.8)%
Net Income Attributable to Noncontrolling Interests	942	910	(32)	3.4%

Net Income Attributable to Iron Mountain Incorporated	$52,809	$4,047	$(48,762)	(92.3)%

Adjusted OIBDA(1)	$244,120	$240,490	$(3,630)	(1.5)%

Adjusted OIBDA Margin(1)	32.6%	31.8%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$2,246,788	$2,257,391	$10,603	0.5%
Operating Expenses	1,792,322	1,862,397	70,075	3.9%

Operating Income	454,466	394,994	(59,472)	(13.1)%
Other Expenses, Net	298,233	343,578	45,345	15.2%

Income from Continuing Operations	156,233	51,416	(104,817)	(67.1)%
(Loss) Income from Discontinued Operations, Net of Tax	(5,700)	1,515	7,215	126.6%
Loss on Sale of Discontinued Operations, Net of Tax	(1,885)	—	1,885	100.0%

Net Income	148,648	52,931	(95,717)	(64.4)%
Net Income Attributable to Noncontrolling Interests	2,434	2,934	500	(20.5)%

Net Income Attributable to Iron Mountain Incorporated	$146,214	$49,997	$(96,217)	(65.8)%

Adjusted OIBDA(1)	$705,609	$700,636	$(4,973)	(0.7)%

Adjusted OIBDA Margin(1)	31.4%	31.0%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$434,665	$445,317	$10,652	2.5%	3.4%	2.3%
Core Service	231,877	231,677	(200)	(0.1)%	1.3%	(0.6)%

Total Core Revenue	666,542	676,994	10,452	1.6%	2.7%	1.3%
Complementary Services	81,583	78,645	(2,938)	(3.6)%	(2.6)%	(1.8)%

Total Revenue	$748,125	$755,639	$7,514	1.0%	2.2%	1.0%

Total Service Revenue	$313,460	$310,322	$(3,138)	(1.0)%	0.2%	(0.9)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$1,293,442	$1,329,357	$35,915	2.8%	3.4%	2.4%
Core Service	711,703	689,344	(22,359)	(3.1)%	(2.3)%	(3.6)%

Total Core Revenue	2,005,145	2,018,701	13,556	0.7%	1.3%	0.3%
Complementary Services	241,643	238,690	(2,953)	(1.2)%	(0.6)%	(1.7)%

Total Revenue	$2,246,788	$2,257,391	$10,603	0.5%	1.1%	0.1%

Total Service Revenue	$953,346	$928,034	$(25,312)	(2.7)%	(1.9)%	(3.1)%

(1)
Constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures foreign currency exchange rate fluctuations and certain revenue adjustments recorded in the current period related to prior periods. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage rental revenues increased $10.7 million, or 2.5%, to $445.3 million and increased $35.9 million, or 2.8%, to $1,329.4 million for the three and nine months ended September 30, 2013, respectively, from $434.7 million and $1,293.4 million for the three and nine months ended September 30, 2012, respectively. The growth rate for the three and nine months ended September 30, 2013 consists primarily of internal revenue growth of 2.3% and 2.4%, respectively. Net acquisitions/divestitures contributed 1.4% and 1.2% of the increase in reported storage rental revenues in the three and nine months ended September 30, 2013 over the same periods in 2012. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the three and nine months ended September 30, 2013 by approximately 0.9% and 0.6%, respectively, compared to the same prior year periods. Our consolidated storage rental revenue growth in the first nine months of 2013 was primarily driven by sustained storage rental internal growth of 1.2% and 6.2% in our North American and International Business segments, respectively. Global records management net volumes as of September 30, 2013 increased by 3.2% over the ending volume at September 30, 2012, supported by strong 11.7% international volume growth, primarily driven by solid increases from emerging markets in central Europe and Latin America, and recently completed acquisitions.

        Consolidated service revenues, consisting of core and complementary services, decreased $3.1 million, or 1.0%, to $310.3 million and decreased $25.3 million, or 2.7%, to $928.0 million for the three and nine months ended September 30, 2013, respectively, from $313.5 million and $953.3 million for the three and nine months ended September 30, 2012, respectively. Service revenue internal growth was negative 0.9% and negative 3.1% for the three and nine months ended September 30, 2013, respectively. The negative service revenue internal growth for the three and nine months ended September 30, 2013 was primarily driven by negative core service internal growth of 0.6% and 3.6%, respectively, which reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues, as well as lower shredding revenues within our International Business segment. Negative complementary service revenue internal growth of 1.8% and 1.7% for the three and nine months ended September 30, 2013, respectively, was primarily due to lower termination fees and fulfillment revenues, partially offset by solid growth in DMS and increased special records management project volume. Shredding volumes increased slightly in the North American Business segment but were offset by lower volume in our International Business segment due to the loss of certain accounts in the prior year and lower recycled paper pricing when compared to prior year averages. Foreign currency exchange rate fluctuations decreased reported service revenues by 1.2% and 0.8% for the three and nine months ended September 30, 2013, respectively, over the same periods in 2012. Offsetting the decrease in reported consolidated service revenues were net acquisitions/divestitures, which contributed an increase of 1.1% and 1.2% of total reported service revenues in the three and nine months ended September 30, 2013, respectively, over the same periods in 2012.

        For the reasons stated above, our consolidated revenues increased $7.5 million, or 1.0%, to $755.6 million and increased $10.6 million, or 0.5%, to $2,257.4 million for the three and nine months ended September 30, 2013, respectively, from $748.1 million and $2,246.8 million for the three and nine months ended September 30, 2012, respectively. Internal revenue growth was 1.0% and 0.1% for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, foreign currency exchange rate fluctuations decreased our consolidated revenues by 1.2% and 0.6%, respectively, compared to the same prior year periods, primarily due to the weakening of the British pound sterling and Canadian dollar, and offset by an increase of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures, which contributed an increase of 1.2% of total reported revenues in both the three and nine months ended September 30, 2013 over the same periods in 2012.

Internal Growth—Eight-Quarter Trend

	2011	2012				2013
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	3.3%	2.9%	3.5%	2.4%	3.2%	2.5%	2.3%	2.3%
Service Revenue	(1.4)%	(2.2)%	(5.2)%	(7.8)%	(2.4)%	(6.5)%	(1.9)%	(0.9)%
Total Revenue	1.2%	0.6%	(0.3)%	(2.1)%	0.8%	(1.4)%	0.5%	1.0%

        We expect our consolidated internal revenue growth rate for 2013 to be approximately 0% to 1%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 2.3% and 3.5%. Storage rental revenue internal growth rates have stabilized over the past eight quarters following a decline that was driven primarily by the most recent financial crisis. Volume growth in the North American Business segment has been relatively flat over this period, and, as a result, storage rental revenue growth has been driven primarily by net price increases. Within our International Business segment, the more developed markets are generating consistent low-to-mid single-digit storage rental revenue growth while the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in the North American Business segment; and (2) softness in some of our other complementary service lines, such as fulfillment services.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$152,824	$155,525	$2,701	1.8%	3.3%	20.4%	20.6%	0.2%
Facilities	101,574	100,027	(1,547)	(1.5)%	(0.3)%	13.6%	13.2%	(0.4)%
Transportation	30,578	29,471	(1,107)	(3.6)%	(2.1)%	4.1%	3.9%	(0.2)%
Product Cost of Sales and Other	25,368	25,642	274	1.1%	2.6%	3.4%	3.4%	0.0%

	$310,344	$310,665	$321	0.1%	1.5%	41.5%	41.1%	(0.4)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$459,884	$469,864	$9,980	2.2%	3.1%	20.5%	20.8%	0.3%
Facilities	311,111	310,070	(1,041)	(0.3)%	0.5%	13.8%	13.7%	(0.1)%
Transportation	93,632	92,292	(1,340)	(1.4)%	(0.4)%	4.2%	4.1%	(0.1)%
Product Cost of Sales and Other	74,075	80,571	6,496	8.8%	9.7%	3.3%	3.6%	0.3%

	$938,702	$952,797	$14,095	1.5%	2.4%	41.8%	42.2%	0.4%

Labor

        Labor expense increased to 20.8% of consolidated revenues in the nine months ended September 30, 2013 compared to 20.5% in the comparable prior year period. Labor expense for the nine months ended September 30, 2013 increased by 3.1% on a constant currency basis compared to the nine months ended September 30, 2012 primarily due to incremental labor costs associated with acquisitions. Labor costs were favorably impacted by 1.5 and 0.9 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Facilities

        Facilities costs decreased to 13.7% of consolidated revenues in the nine months ended September 30, 2013, compared to 13.8% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by $0.8 million to $153.0 million for the nine months ended September 30, 2013 compared to the same period of 2012.

Facilities costs were favorably impacted by 1.2 and 0.8 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Transportation

        Transportation expenses decreased by $0.4 million in constant currency terms during the nine months ended September 30, 2013 compared to the same period in 2012 as a result of decreased fuel costs due to route optimization efforts in our North American Business segment. Transportation expenses were favorably impacted by 1.5 and 1.0 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the nine months ended September 30, 2013, product cost of sales and other, which is correlated to higher project revenues, increased by $6.5 million compared to the prior year on an actual basis. These costs were favorably impacted by 1.5 and 0.9 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$121,635	$146,697	$25,062	20.6%	22.0%	16.3%	19.4%	3.1%
Sales, Marketing & Account Management	55,033	53,501	(1,532)	(2.8)%	(2.0)%	7.4%	7.1%	(0.3)%
Information Technology	24,027	22,730	(1,297)	(5.4)%	(4.3)%	3.2%	3.0%	(0.2)%
Bad Debt Expense	3,803	2,277	(1,526)	(40.1)%	(39.8)%	0.5%	0.3%	(0.2)%

	$204,498	$225,205	$20,707	10.1%	11.3%	27.3%	29.8%	2.5%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$367,778	$437,947	$70,169	19.1%	20.0%	16.4%	19.4%	3.0%
Sales, Marketing & Account Management	171,371	157,377	(13,994)	(8.2)%	(7.6)%	7.6%	7.0%	(0.6)%
Information Technology	71,475	71,060	(415)	(0.6)%	0.2%	3.2%	3.1%	(0.1)%
Bad Debt Expense	8,049	6,803	(1,246)	(15.5)%	(15.0)%	0.4%	0.3%	(0.1)%

	$618,673	$673,187	$54,514	8.8%	9.6%	27.5%	29.8%	2.3%

General and Administrative

        General and administrative expenses increased to 19.4% of consolidated revenues during the nine months ended September 30, 2013 compared to 16.4% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $73.1 million during the nine months ended September 30, 2013 compared to the same period in 2012. Included in general and administrative expenses for the nine months ended September 30, 2013 were $69.2 million of REIT Costs compared to $16.2 million in the comparable prior year period. The increase during the nine months ended September 30, 2013 compared to the same period in 2012 also included a $10.9 million increase in professional and legal fees, a $6.6 million increase in compensation expenses, primarily as a result of restructuring costs, and $3.0 million in software license fees. General and administrative expenses were favorably impacted by 1.4 and 0.9 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.0% of consolidated revenues during the nine months ended September 30, 2013 compared to 7.6% in the comparable prior year period. In constant currency terms, the decrease of $13.0 million during the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to a $14.4 million decrease in compensation expense within our North American Business segment, primarily as a result of restructuring in the fourth quarter of 2012, which was partially offset by a $1.1 million increase in incentive compensation expense within our International Business segment. Sales, marketing and account management expenses were favorably impacted by 0.8 and 0.6 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Information Technology

        In constant currency terms, information technology expenses increased $0.1 million during the nine months ended September 30, 2013 compared to the same period in 2012. Information technology expenses were favorably impacted by 1.1 and 0.8 percentage points due to currency rate changes during the three and nine months ended September 30, 2013, respectively.

Bad Debt Expense

        Consolidated bad debt expense for the nine months ended September 30, 2013 decreased $1.2 million, or 15.5%, to $6.8 million (0.3% of consolidated revenues) from $8.0 million (0.4% of consolidated revenues) in the same period in 2012. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $0.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $1.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $2.4 million for the nine months ended September 30, 2013 and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment and the sale of a building in the United Kingdom. Consolidated gain on disposal/write-down of property, plant and equipment, net was $1.5 million for the nine months ended September 30, 2012 and consisted primarily of approximately $2.7 million of gains associated with the sale of leased vehicles in North America, partially offset by approximately $0.7 million of asset write-offs in North America and approximately $0.5 million of asset write-offs associated with our Latin American operations.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income decreased $13.7 million, or 8.9%, to $140.3 million (18.6% of consolidated revenues) for the three months ended September 30, 2013 from $154.0 million (20.6% of consolidated revenues) for the three months ended September 30, 2012; (2) consolidated operating income decreased $59.5 million, or 13.1%, to $395.0 million (17.5% of consolidated revenues) for the nine months ended September 30, 2013 from $454.5 million (20.2% of consolidated revenues) for the nine months ended September 30, 2012; (3) consolidated Adjusted OIBDA decreased $3.6 million, or 1.5%, to $240.5 million (31.8% of consolidated revenues) for the three months ended September 30, 2013 from $244.1 million (32.6% of consolidated revenues) for the three months ended September 30, 2012; and (4) consolidated Adjusted OIBDA decreased $5.0 million, or 0.7%, to $700.6 million (31.0% of consolidated revenues) for the nine months ended September 30, 2013 from $705.6 million (31.4% of consolidated revenues) for the nine months ended September 30, 2012.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $3.1 million to $64.5 million (8.5% of consolidated revenues) and $12.3 million to $190.7 million (8.4% of consolidated revenues) for the three and nine months ended September 30, 2013 from $61.4 million (8.2% of consolidated revenues) and $178.4 million (7.9% of consolidated revenues) for the three and nine months ended September 30, 2012, respectively, primarily due to the issuance of $600.0 million in aggregate principal of the 6% Senior Notes due 2023 (the "6% Notes") by IMI, the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 (the "Senior Subsidiary Notes") by Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") in August 2013 and the issuance of $1.0 billion in aggregate principal of the 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") in August 2012. This increase was partially offset by the early retirement of (1) the 175.0 million CAD of our 7 1/2% Senior Subordinated Notes due 2017 (the "Senior Subordinated Subsidiary Notes"), (2) the $50.0 million of our 8% Senior Subordinated Notes due 2018 (the "8% Notes"), (3) the $300.0 million of our 8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020") and (4) the $137.5 million of our 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes") in August 2013 as well as the early retirement of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes") and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes") in August 2012. Our weighted average interest rate was 6.4% and 6.5% at September 30, 2013 and September 30, 2012, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2012	2013		2012	2013
Foreign currency transaction (gains) losses, net	$(1,131)	$2,612	$3,743	$8,055	$22,543	$14,488
Debt extinguishment expense, net	10,628	43,662	33,034	10,628	43,662	33,034
Other, net	(1,751)	(321)	1,430	(4,175)	(2,238)	1,937

	$7,746	$45,953	$38,207	$14,508	$63,967	$49,459

        Net foreign currency transaction losses of $22.5 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2013. Losses resulted primarily from changes in the exchange rate of each of the Australian dollar, Brazilian real, Russian ruble and Euro against the U.S. dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European, Australian and Brazilian subsidiaries, which were partially offset by gains as a result of an Australian forward currency contract.

        Net foreign currency transaction losses of $8.1 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2012. Losses were primarily a result of changes in the exchange rate of each of the Euro and Brazilian real, as these currencies relate to our intercompany balances with and between our European and Brazilian subsidiaries, as well as additional losses associated with our British pound sterling denominated debt and forward foreign currency swap contracts. These losses were partially offset by gains resulting primarily from the change in the exchange rates of the British pound sterling against the U.S. dollar compared to December 31, 2011, as it relates to our intercompany balances with and between our subsidiary in the United Kingdom, as well as our Euro denominated bonds.

        We recorded a charge of approximately $43.7 million in the third quarter of 2013 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs, and the early extinguishment of the Senior Subordinated Subsidiary Notes, the 8% Notes, the 8% Notes due 2020 and a portion of the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and deferred financing costs related to this debt.

        We recorded a charge of approximately $10.6 million in the third quarter of 2012 related to the early extinguishment of the 6 5/8% Notes and the 8 3/4% Notes. This charge consists of call premium associated with the 8 3/4% Notes and original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

        Other, net in the nine months ended September 30, 2013 consists primarily of $2.5 million of royalty income. Other, net in the nine months ended September 30, 2012 consists primarily of $1.9 million of royalty income, $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.0 million of gains related to certain marketable securities held in a trust for the benefit of employees participating in a deferred compensation plan we sponsor.

Provision for Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2012 were 36.7% and 40.3%, respectively. Our effective tax rates for the three and nine months ended September 30, 2013 were 81.5% and 63.4%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit), and the planned repatriation discussed below. During the three and nine months ended September 30, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 5.6% and 1.2%, respectively. During the three months ended September 30, 2013, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loans while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which decreased our 2013 effective tax rate by 47.0%. During the three and nine months ended September 30, 2013, the planned repatriation discussed below increased our 2013 effective tax rate by 87.1% and 18.5%, respectively. Also, during the three and nine months ended September 30, 2013, we incurred non-deductible transaction costs related to our potential conversion to a REIT, which increased our 2013 effective tax rate by 10.1% and 4.7%, respectively.

        During the three months ended September 30, 2013, we developed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $253.0 million (approximately $53.0 million of which we had previously paid U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. We anticipate completing this plan in the fourth quarter of 2013. As a result, we recorded an increase in our tax provision from continuing operations in the amount of approximately $71.4 million in the three months ended September 30, 2013. This increase was offset by decreases of approximately $23.5 million from current year foreign tax credits and approximately $21.9 million reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of approximately $26.0 million in our tax provision from continuing operations.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, (1) consolidated income from continuing operations for the three months ended September 30, 2013 decreased $48.2 million, or 89.7%, to $5.5 million (0.7% of consolidated revenues) from income from continuing operations of $53.7 million (7.2% of consolidated revenues) for the three months ended September 30, 2012 and (2) consolidated income from continuing operations for the nine months ended September 30, 2013 decreased $104.8 million, or 67.1%, to $51.4 million (2.3% of consolidated revenues) from income from continuing operations of $156.2 million (7.0% of consolidated revenues) for the nine months ended September 30, 2012.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $(0.6) million for the three months ended September 30, 2013. (Loss) Income from discontinued operations, net of tax was $(5.7) million and $1.5 million for the nine months ended September 30, 2012 and 2013, respectively.

        A loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) was recorded during the nine months ended September 30, 2012 as a result of the sale of the Italian operations.

        During the nine months ended September 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2.5 million and income from discontinued operations, net of tax of $1.5 million associated with our Italian operations. This income primarily represents the recovery of insurance proceeds in excess of carrying value.

NONCONTROLLING INTERESTS

        For the three and nine months ended September 30, 2013, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $2.9 million, respectively. For the three and nine months ended September 30, 2012, net income attributable to noncontrolling interests was $0.9 million and $2.4 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$546,355	$545,206	$(1,149)	(0.2)%	0.3%	(0.4)%

Segment Adjusted OIBDA(1)	$234,307	$227,012	$(7,295)	(3.1)%	(2.6)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	42.9%	41.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$1,650,544	$1,636,702	$(13,842)	(0.8)%	(0.6)%	(1.0)%

Segment Adjusted OIBDA(1)	$696,922	$682,094	$(14,828)	(2.1)%	(1.9)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	42.2%	41.7%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three and nine months ended September 30, 2013, revenue in our North American Business segment decreased 0.2% and 0.8% compared to the three and nine months ended September 30, 2012, primarily due to negative internal growth of 0.4% and 1.0%, respectively. The negative internal growth was primarily driven by negative consolidated service internal growth of 2.2% and 4.1%, respectively, in the three and nine months ended September 30, 2013, which was the result of a trend toward reduced retrieval/re-file activity and the related transportation revenues, partially offset by storage rental revenue internal growth of 0.9% and 1.2% in the three and nine months ended September 30, 2013, respectively, primarily related to net price increases. Adjusted OIBDA as a percentage of segment revenue declined 50 basis points during the nine months ended September 30, 2013 compared to the same period of 2012, primarily due to restructuring charges and costs associated with the decision to discontinue work on a data archiving solution, recorded during the three months ended September 30, 2013, partially offset by a decrease in compensation expense as a result of restructuring in sales, marketing and account management in the fourth quarter of 2012.

International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$201,770	$210,433	$8,663	4.3%	7.2%	4.6%

Segment Adjusted OIBDA(1)	$47,220	$55,662	$8,442	17.9%	18.7%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	23.4%	26.5%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$596,244	$620,689	$24,445	4.1%	6.0%	3.1%

Segment Adjusted OIBDA(1)	$133,105	$156,469	$23,364	17.6%	17.9%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	22.3%	25.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        Reported revenues in our International Business segment increased 4.1% during the nine months ended September 30, 2013 over the same prior year period. Internal growth for the nine months ended September 30, 2013 was 3.1%, supported by solid 6.2% storage rental internal growth, partially offset by negative total service internal growth of 0.5% driven by lower shredding revenues. Acquisitions contributed 2.6% and 2.9% to total reported revenue growth in the three and nine months ended September 30, 2013, respectively. Foreign currency fluctuations in 2013, primarily in Europe, resulted in decreased revenue in the three and nine months ended September 30, 2013, as measured in U.S. dollars, of approximately 2.9% and 1.9%, respectively, as compared to the same prior year periods. Adjusted OIBDA as a percentage of segment revenue increased in the nine months ended September 30, 2013 compared to the same prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2012	2013
Segment Adjusted OIBDA(1)	$(37,407)	$(42,184)	$(4,777)	(12.8)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.0)%	(5.6)%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2012	2013
Segment Adjusted OIBDA(1)	$(124,418)	$(137,927)	$(13,509)	(10.9)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.5)%	(6.1)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the nine months ended September 30, 2013, expenses in the Corporate segment as a percentage of consolidated revenue increased compared to the nine months ended September 30, 2012, primarily due to a $8.1 million increase in professional fees and legal reserves and a $4.6 million increase related to employee compensation and restructuring costs.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2012	2013
Cash flows from operating activities—continuing operations	$311,653	$333,629
Cash flows from investing activities—continuing operations	(287,161)	(341,725)
Cash flows from financing activities—continuing operations	143,739	(49,805)
Cash and cash equivalents at the end of period	334,583	172,031

        Net cash provided by operating activities from continuing operations was $333.6 million for the nine months ended September 30, 2013 compared to $311.7 million for the nine months ended September 30, 2012. The 7.1% period over period increase resulted primarily from an increase in net income, excluding non-cash charges and realized foreign exchange gains, of $70.9 million, offset by an increase in cash used in working capital of $48.9 million.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2013 amounted to $204.9 million, $122.7 million and $16.6 million, respectively. For the nine months ended September 30, 2013, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions and Conversion Plan related capital expenditures, we expect our capital expenditures to be approximately $285.0 million in the year ending December 31, 2013. Included in our estimated capital expenditures for 2013 is approximately $75.0 million of real estate. We estimate incremental capital expenditures of approximately $20.0 million to approximately $30.0 million associated with the Conversion Plan.

        Net cash used by financing activities from continuing operations was $49.8 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we received $782.3 million in net proceeds from the issuance of the 6% Notes by IMI and the issuance of the Senior Subsidiary Notes by Canada Company and $14.7 million of proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions and cash on hand for the early retirement of an aggregate of $685.1 million of our 8% Notes, 8% Notes due 2020, the Senior Subordinated Subsidiary Notes and the tender of a portion of our 8 3/8% Notes and to pay dividends in the amount of $155.0 million on our common stock.

Share Repurchases and Dividends

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of September 30, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions in the form of cash and common stock if we are successful in converting to a REIT. In fiscal year 2012 and in the first nine months of 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of capital to stockholders by May 2012. The Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits which is estimated to be approximately $1.2 billion to $1.7 billion (collectively, the "E&P Distribution"), assuming we convert to a REIT beginning January 1, 2014. We expect to pay the E&P Distribution in a combination of common stock and cash, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700 million (the "Special Dividend") payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a portion of the E&P Distribution, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. If we are successful in converting to a REIT, we anticipate that the balance of any additional E&P Distribution will be paid out over several years beginning in the year we convert to a REIT based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure during or after our first year as a REIT. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and we issued approximately 17.0 million shares of common stock in the Special Dividend, and the total value of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 4x - 5x EBITDAR as defined in our Credit Agreement (defined below). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $375.0 million to $475.0 million in costs to support the Conversion Plan, including approximately $225.0 million to $275.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking structures, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $123.9 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our Consolidated Balance Sheets as of December 31, 2012. In 2013, we expect to reclassify another $36.6 million of long-term deferred income tax liabilities to current deferred income taxes of which $27.5 million was reclassified as of September 30, 2013. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan through 2014 to be approximately $150.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $89.6 million was incurred in the first nine months of 2013, including approximately $20.3 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2013 relate to cash and cash equivalents and restricted cash held on deposit with two global banks and four "Triple A" rated money market funds, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of September 30, 2013, our cash and cash equivalents and restricted cash balance was $205.6 million, including money market funds and time deposits amounting to $79.4 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2013 comprised the following (in thousands):

Revolving Credit Facility(1)	$523,968
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	242,460
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	343,130
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	411,486
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(3)	194,100
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	310,188

Total Long-term Debt	4,025,332
Less Current Portion	(51,533)

Long-term Debt, Net of Current Portion	$3,973,799

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian Dollar subfacility under these debt instruments.

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the Senior Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as so amended (the "Credit Agreement") allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2.0 billion. At the time of the amendment, we repaid all term loans outstanding under our initial principal amount of $500.0 million term loan facility under the original credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and most of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them, to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian Dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to

0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of September 30, 2013, we had $524.0 million of outstanding borrowings under the Revolving Credit Facility, $380.7 million was denominated in U.S. dollars, 91.0 million in Canadian dollars and 40.7 million in Euros; we also had various outstanding letters of credit totaling $2.3 million. The remaining availability under the Revolving Credit Facility on September 30, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement, was $973.7 million. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.5% as of September 30, 2013. For the three and nine months ended September 30, 2012, we recorded commitment fees and letters of credit fees of $0.6 million and $1.6 million, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. For the three and nine months ended September 30, 2013, we recorded commitment fees and letters of credit fees of $1.0 million and $2.1 million, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5.5 million to other expense (income), net in the third quarter of 2013 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        In August 2013, IMI completed an underwritten public offering of $600.0 million in aggregate principal amount of 6% Notes, and Canada Company completed an underwritten public offering of 200.0 million CAD in aggregate principal amount of Senior Subsidiary Notes, both of which were issued at 100% of par. The net proceeds to IMI and Canada Company of $782.3 million, after paying the underwriters' discounts and commissions, were used to redeem all of the outstanding Senior Subordinated Subsidiary Notes, 8% Notes and 8% Notes due 2020, and to fund the purchase of $137.5 million in principal amount of the 8 3/8% Notes pursuant to a tender offer. The remaining net proceeds were used to repay existing indebtedness under our Revolving Credit Facility.

        In August 2013, we redeemed (1) the 175.0 million CAD aggregate principal amount outstanding of our Senior Subordinated Subsidiary Notes at 102.5% of par, plus accrued and unpaid interest, (2) the $50.0 million aggregate principal amount outstanding of our 8% Notes at 102.7% of par, plus accrued and unpaid interest, (3) the $300.0 million aggregate principal amount outstanding of our 8% Notes due 2020 at 104.0% of par, plus accrued and unpaid interest, and (4) $137.5 million aggregate principal amount outstanding of our 8 3/8% Notes at 109.8% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $38.1 million in the third quarter of 2013 related to the early extinguishment of this debt. This charge consists of call and tender premiums, original issue discounts and deferred financing costs related to this debt.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as amended on August 7, 2013, uses EBITDA plus rent expense ("EBITDAR"), or EBITDAR-based calculations, as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 4.9 as of September 30, 2013 (compared to a maximum allowable ratio of 6.5), and its net secured debt lease adjusted leverage ratio was 2.0 as of September 30, 2013 (compared to a maximum allowable ratio of 4.0). IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.3 and 4.9 as of December 31, 2012 and September 30, 2013, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement, as amended on August 7, 2013, fixed charge coverage ratio was 2.4 as of September 30, 2013, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

Acquisitions

        In May 2013, in order to further enhance our existing operations in the U.S., we acquired a storage rental and records management business in Texas with locations in Michigan, Texas and Florida, in a cash transaction for a purchase price of approximately $25.0 million. Included in the purchase price is approximately $1.6 million held in escrow to secure a post-closing working capital adjustment. The amounts held in escrow for purposes of the post-closing working capital adjustment will be distributed either to us or the former owners based on the final agreed upon post-closing working capital amount.

        In June 2013, in order to further enhance our existing operations in Brazil, we acquired the stock of Archivum Comercial Ltda. and AMG Comercial Ltda., storage rental and records management businesses in Sao Paulo, Brazil, in a single transaction for an aggregate purchase price of approximately $29.0 million. Included in the purchase price is approximately $2.9 million held in escrow to secure a post-closing working capital adjustment and the indemnification obligations of the former owners of the businesses to us.

        In September 2013, in order to further enhance our existing operations in Latin America, we acquired certain entities with operations in Colombia and Peru. We acquired the stock of G4S Secure Data Solutions Colombia S.A.S. and G4S Document Delivery S.A.S (collectively, "G4S"). G4S, a storage rental and records management business with operations in Bogota, Cali, Medellin and Pereira, Colombia, was acquired in a single transaction for an aggregate purchase price of approximately $54.0 million, subject to post-closing working capital and net debt adjustments. We also acquired the stock of File Service S.A., a storage rental and records management business in Peru, for a purchase price of approximately $16.0 million, subject to post-closing working capital and net debt adjustments.

        In October 2013, in order to further enhance our existing operations in the U.S., Iron Mountain Information Management, LLC, a wholly-owned subsidiary of IMI, acquired Cornerstone Records Management, LLC and its affiliates, a national, full solution records and information-management company, in a cash transaction for a purchase price of approximately $191 million. Included in the purchase price is approximately $9 million held in escrow to secure indemnification obligations and certain working capital adjustments.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2020 through 2025, of $25.9 million ($9.1 million, tax effected) at September 30, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $9.4 million (net of federal tax benefit), which expire in 2013 through 2025, subject to a valuation allowance of approximately 83%. We have assets for foreign net operating losses of $47.2 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 89%. We also have foreign tax credits of $12.6 million, which expire beyond 2024, for which we have provided no valuation allowance.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2013 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended September 30, 2013, nor did we repurchase any shares of our common stock during the three months ended September 30, 2013. As of September 30, 2013, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
4.1	Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.2
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.3
Senior Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.4
First Supplemental Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
10.1
Third Amendment to Credit Agreement, dated as of August 7, 2013, among the Company, Iron Mountain Information Management, LLC, Iron Mountain Holdings Group, Inc., Iron Mountain US Holdings, Inc., Iron Mountain Global Holdings, Inc., Iron Mountain Global LLC, Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain do Brasil Ltda., Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Pty Ltd, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2013.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
October 31, 2013	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)