Form 10-K
period 2013-12-31
IRON MOUNTAIN INC
filed 2014-02-28
CIK 1020569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation) One Federal Street, Boston, Massachusetts (Address of principal executive offices)	23-2588479 (I.R.S. Employer Identification No.) 02110 (Zip Code)
617-535-4766 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Rights to Purchase Series A	New York Stock Exchange
Junior Participating Preferred Stock

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 28, 2013, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $4.6 billion based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 7, 2014: 191,504,318

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2013.

IRON MOUNTAIN INCORPORATED
2013 FORM 10-K ANNUAL REPORT

        References in this Annual Report on Form 10-K to "the Company," "Iron Mountain," "IMI," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2014 consolidated internal revenue growth rate and capital expenditures in 2014, (4) expected target leverage ratio, and (5) proposed conversion to a real estate investment trust ("REIT"), including (i) the status of our pending private letter ruling (collectively, "PLRs") requests; (ii) the estimated timing of any such conversion to a REIT; (iii) the estimated range of tax payments and other costs expected to be incurred in connection with our proposed conversion to a REIT; and (iv) the anticipated benefits from our organizational realignment. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

        Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors relating to our proposed conversion to a REIT that could cause actual results to differ from expectations include, among others, with regard to our estimated tax and other REIT conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the PLRs from the U.S. Internal Revenue Service ("IRS"), the timing of a conversion to a REIT, changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

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
  changes in the cost of our debt;

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

PART I

Item 1. Business.

A.    Development of Business.

        We store records, primarily paper documents and data backup media, and provide information management services that help organizations around the world protect their information, lower storage rental costs, comply with regulations, enable corporate disaster recovery, and better use their information for business advantages, regardless of its format, location or lifecycle stage. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, is a trusted partner to more than 155,000 clients throughout North America, Europe, Latin America and the Asia Pacific region. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000. As of December 31, 2013, we operated in 36 countries on five continents and employed over 19,500 people.

        Now in our 63rd year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a U.S. business operating fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of $104.0 million in 1995 into a global enterprise providing storage and a broad range of related records and information management services to customers in markets around the world with over 1,000 facilities (66.9 million square feet) and total revenues of more than $3.0 billion for the year ended December 31, 2013. On January 5, 2009, we were added to the S&P 500 Index, and as of December 31, 2013 we were number 644 on the Fortune 1000.

        We have transitioned from a growth strategy driven primarily by acquisitions of storage and information management services companies to a strategy that targets multiple sources of revenue growth. Our current strategy is focused on: (i) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe through improved sales and marketing efforts and attractive fold-in acquisitions; (ii) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America and the Asia Pacific region (excluding Australia), primarily through acquisitions; and (iii) continuing to identify, incubate and scale emerging business opportunities to support our long-term growth objectives and drive solid returns on invested capital.

        Storage rental is the key driver of our economics and allows us to expand our relationships with our customers through value-added services that flow from storage rental. Consistent with our overall strategy, we are focused on increasing incoming volumes on a global basis. There are multiple sources of new volumes available to us, and these sources inform our growth investment strategy. Our investments in sales and marketing support sales to new customers that do not currently outsource some or all of their storage and information management needs, as well as increased volumes from existing customers. We also expect to invest in the acquisitions of customer relationships and acquisitions of storage and information management services businesses. In our developed markets, we expect that these acquisitions will primarily be fold-in acquisitions designed to optimize the utilization of existing assets, expand our presence and better serve customers. We also expect to use acquisitions to expand our presence in attractive, higher growth emerging markets. Finally, we continue to pursue new rental streams through emerging business opportunities.

        At this stage in our evolution we have completed the initial optimization of our existing business operations. Consisting of productivity initiatives, pricing program improvements and cost controls, our optimization strategy has produced significant and visible results. First, between 2006 and 2010, we focused on the North American Business segment, our largest business, and drove nearly 800 basis points of improvement in that segment's Adjusted OIBDA margin (as defined below). Since 2010, our objective has been to sustain this segment's high margins while investing to support the revenue growth. Following the optimization of our North American Business segment, and using many of the same initiatives and techniques, we achieved 700 basis points of improvement in the Adjusted OIBDA margins of our International Business segment between 2010 and 2013. Beyond 2013, we expect to grow our consolidated Adjusted OIBDA margins at a much slower rate. In our developed markets, continuous improvement initiatives will generate modest margin improvement, a portion of which we expect to reinvest in our business. In our existing emerging markets, margins should expand as the local businesses scale, and we will look to reinvest a portion of that improvement to support the growth of these businesses. Further growth in our international margins will likely be limited as we seek to add new emerging markets to the portfolio. Additionally, since 2006, we improved capital efficiency and reduced our capital expenditures (excluding real estate and REIT Costs, as defined below) as a percent of revenues from 13.4% in 2006 to 7.4% in 2013.

        Adjusted OIBDA is defined as operating income before (1) depreciation and amortization, (2) intangible impairments, (3) (gain) loss on disposal/write-down of property, plant and equipment, net and (4) costs associated with our 2011 proxy contest, the work of the former Strategic Review Special Committee of our board of directors (the "Special Committee") and the proposed REIT conversion, discussed below (collectively "REIT Costs"). Adjusted OIBDA margin is defined as Adjusted OIBDA as a percent of revenues. For more detailed definitions and reconciliations of Adjusted OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

        We are committed to delivering stockholder value. To that end, and supported by our increased profitability and strong cash flows, we initiated a stockholder payout program in February 2010 and a dividend policy under which we have paid, and in the future intend to pay, cash dividends on our common stock. Our first ever quarterly cash dividend, declared in March 2010, was $0.0625 per share. We have since increased our quarterly dividend on three occasions, including most recently in June 2012, when we announced an 8% increase to our regular quarterly dividend payments through 2013. The June 2012 increase to our quarterly dividend, to $0.27 per share, represented a 332% increase over the quarterly dividend amount declared in March 2010.

        In April 2011, we announced a three-year strategic plan to increase stockholder value. A major component of that plan was our commitment to significant stockholder payouts of $2.2 billion through 2013, with $1.2 billion being paid out by May 2012. We fulfilled the commitment to return $1.2 billion of cash to stockholders by May 2012. The remaining $1.0 billion of the stockholder payout plan has been replaced by our regular quarterly dividends and the stockholder distributions and expenditures associated with our plan to convert to a REIT (the "Conversion Plan"). Since May 2012 we have returned $1.1 billion of capital to stockholders including $490.5 million in cash and $560.0 million in common stock. As part of this earlier strategic plan, in June 2011, we completed the sale of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") for approximately $395.4 million in cash. Additionally, in connection with our strategic portfolio review of certain international operations, we sold our New Zealand operations in October 2011, and we sold our Italian operations in April 2012.

Potential REIT Conversion

        In June 2012, we announced our intention to pursue conversion to a REIT. The Conversion Plan was unanimously approved by our board of directors following a thorough analysis and careful consideration of ways to maximize value through alternative financing, capital and tax strategies, and after the unanimous approval of the Special Committee. Our Conversion Plan includes submitting PLR requests to the IRS. Our PLR requests have multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including the characterization of our racking structure assets as real estate. We submitted our PLR requests to the IRS during the third quarter of 2012, but the IRS may not provide a favorable response to our PLR requests until sometime in 2014, or at all.

        Even though we have not yet determined if we will be able to convert to a REIT, we began operating our business in a manner consistent with being a REIT effective January 1, 2014 so that we and our stockholders will benefit from our status (our "REIT Status") as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the "Code") in 2014 if we are ultimately successful in becoming a REIT for 2014. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, if, as a calendar year taxpayer, we are unable to convert to a REIT effective January 1, 2014, the next possible conversion date would be January 1, 2015.

        Our ability to qualify as a REIT will depend upon our continuing compliance following our conversion to a REIT with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all. We will continue to make estimated tax payments in compliance with applicable corporate U.S. federal income tax laws and regulations until we are successful in converting to a REIT.

        We believe that electing REIT Status will maximize our enterprise value as we advance our strategy and provide significant benefits to our stockholders. A key component of our capital allocation strategy is to return excess cash to our stockholders, and we believe operating as a REIT aligns well with this strategy. In November 2012, we paid a $700.0 million special dividend (the "Special Dividend") representing the initial distribution to satisfy the requirement that we pay to stockholders our accumulated earnings and profits which is estimated to be approximately $1.2 billion to $1.7 billion (the "E&P Distribution") in connection with our potential conversion to a REIT. The Special Dividend consisted of $140.0 million paid in cash and $560.0 million in common stock value. We issued 17.0 million new shares in connection with the Special Dividend. We also believe that through conversion to a REIT we may be able to expand our shareholder base and lower our cost of financing through increased ownership of currently leased real estate. We expect our long-term capital allocation strategy as a REIT will naturally shift toward increased use of equity to support lower leverage, though our leverage may increase in the short-term to fund the costs to support the Conversion Plan.

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

B.    Description of Business.

Overview

        We provide cost-effective secure storage for all major media, including paper (which is the primary form of records storage we provide), as well as secure off-site storage of data backup media. Our related information management services can be broadly divided into two major categories: records and information management services and data management services. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include e-mail and various forms of magnetic media such as computer tapes, hard drives and optical disks.

        Our records and information management services include: flexible retrieval access, retention management, including the destruction of documents stored in our records facilities upon the expiration of their scheduled retention periods, and records management program development and implementation based on best practices to help customers comply with specific regulatory requirements and policy-based programs. Also included within records and information management services are our secure shredding services and our scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"). Shredding services involve the secure shredding of sensitive documents in a way that ensures privacy and a secure chain of custody for the records. This service typically includes the scheduled pick-up of loose office records, which customers accumulate in specially designed secure containers that we provide, and the on-site destruction of those records in specially designed vehicles or the off-site destruction at one of our secure shred plants. DMS helps organizations gain better access to, and ultimately control over, their paper records by digitizing, indexing and hosting them in online archives to provide complete information lifecycle solutions. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy, government and financial services.

        In addition to our core records and information management services, we provide consulting, facilities management, fulfillment and other outsourcing services relating to storage and information management.

        Our data management services include the secure handling and transportation of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus as well as disaster preparedness, planning and support. We also provide secure destruction of media and IT equipment. Our technology-based data management services include online backup and recovery solutions for desktop and laptop computers and remote servers. Since our sale of the Digital Business, we offer these technology-based services primarily through partnerships. Additionally, we serve as a trusted, neutral third party and offer technology escrow services to protect and manage source code and other proprietary information.

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

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. In addition to the physical storage and rotation of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.

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

Acquisitions in a Highly Fragmented Industry

        The storage and information management services industry has long been and remains a highly fragmented industry with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant acquisition activity in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. We believe this acquisition activity, which is ongoing, is due to the opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, many of which are small, in North America and internationally continue to exist, and we expect to continue to pursue acquisition of these businesses where we believe they present a good opportunity to create value for our stockholders.

Characteristics of Our Business

        We generate our revenues by renting storage space to a large and diverse customer base in 66.9 million square feet of real estate around the globe and providing to our customers an expanding menu of related and ancillary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for all our revenue growth. Services are a vital part of a comprehensive records management program and consist primarily of the handling and transportation of stored records and information, shredding, DMS, data restoration projects, fulfillment services, consulting services, technology services, product sales (including specially designed storage containers and related supplies), and recurring project revenues. Shredding consists primarily of the scheduled collection and shredding of records and documents generated by business operations and the sale of recycled paper resulting from shredding services.

        In general, our North American Business and our International Business segments offer storage and the information management services discussed below, in their respective geographies. The amount of revenues derived from our North American Business and International Business segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2011, 2012 and 2013 are set forth in Note 9 to Notes to Consolidated Financial Statements.

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

        Hard copy business records are typically stored for long periods of time with limited activity in cartons packed by the customer. For some customers we store individual files on an open shelf basis, and these files are typically more active. Storage rental charges are generally billed monthly on a per storage unit basis, usually per cubic foot of records, and include the provision of space, racking systems, computerized inventory and activity tracking, and physical security.

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

Service Offerings

        Our services can be broadly divided into two major categories: records and information management services and data management services. We offer both physical services and technology solutions in the records and information management and data management categories.

Records and Information Management Services

        Central to any records management program is the handling and transportation of stored records and the eventual destruction of those records upon the expiration of their scheduled retention periods. This is accomplished through our extensive service and courier operations. Our other records and information management services include shredding services, DMS services, Compliant Records Management and Consulting Services, Health Information Storage and Management Solutions, Entertainment Services, Energy Data Services, Discovery Services and other ancillary services.

        Service and courier operations are an integral part of our comprehensive records management program for all physical media and include adding records to storage, temporarily removing records from storage, refiling of removed records, permanently withdrawing records from storage and destroying records. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location, and are billed monthly. As of December 31, 2013, our fleet consisted of approximately 3,800 owned or leased vehicles.

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

        The focus of our DMS business is to develop, implement and support comprehensive storage and information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our DMS services complement our service offerings and enhance our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that integrate and expand our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our DMS services provide the bridge between customers' physical documents and their EDM solutions.

        We offer records and information management services that have been tailored for specific industries, such as health care, or to address the needs of customers with more specific requirements based on the critical nature of their records. For example, medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. In addition to storing medical records, we provide health care information services, which include the handling, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions, as well as recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging.

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

        Other services that we provide include fulfillment and professional consulting services. Fulfillment services are performed by our wholly owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores marketing literature and other materials for its customers and delivers this material to sales offices, trade shows and prospective customers' locations based on current and prospective customer needs. In addition, IMFS assembles custom marketing packages and orders and manages and provides detailed reporting on customer marketing literature inventories. A growing element of the content we manage and fulfill is stored digitally and printed on demand by IMFS. Digital print allows marketing materials such as brochures, direct mail, flyers, pamphlets and newsletters to be personalized to the recipient with variable messages, graphics and content.

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

        The growth rate of critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of storing and managing digital information, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us to provide solutions to our customers with respect to their digital records storage and management challenges. We continue to cultivate marketing and technology partnerships to support this anticipated growth.

        We sold our domain name management product line in 2010 and the Digital Business, including our former wholly owned subsidiaries, Mimosa Systems, Inc. and Stratify, Inc., and our New Zealand operations in 2011. Also, we sold our Italian operations in April 2012. Consistent with our treatment of acquisitions, we eliminated all revenues associated with these businesses, which have all been reflected as discontinued operations for financial reporting purposes, from the calculation of our internal growth rates for 2011, 2012 and 2013.

Data Management Services

        Our data management services are designed to comply with applicable laws and regulations and to satisfy industry best practices with regard to disaster recovery and business continuity purposes. We provide data management services for both physical and electronic records. We also offer technology escrow services in this category.

        Physical data management services consist of the rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution.

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

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting Adjusted OIBDA allow us to operate with a high degree of financial leverage. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, storage rental fees charged to customers based on the volume of their records stored. Once a customer places physical records in storage with us, and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage rental without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media involve primarily fixed monthly rental payments. Our annual revenues from these fixed periodic storage rental fees have grown for 25 consecutive years. During the three years 2011 through 2013, storage rental revenues, which are stable and recurring, have increased from approximately 56% to 59% of our total consolidated revenues. This stable and growing storage rental revenue base also provides the foundation for increases in service revenues and Adjusted OIBDA.

  •
  Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns although, during recent economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. However, during the most recent economic downturn, which was more severe and lasted longer than other recent downturns, destruction rates increased as some customers were more willing to incur additional short-term service costs in exchange for lower storage rental costs in the long-term. In addition, we experienced longer sales cycles and lower incoming volumes from existing customers, due in large part, we believe, to high unemployment rates and generally lower levels of business activity. Combined, these impacts resulted in lower net volume growth rates. The net effect of these factors has been the continued growth of our storage rental revenue base, albeit at a lower rate. Total net volume growth, including acquisitions, was approximately 2%, 3% and 6% on a global basis for 2011, 2012 and 2013, respectively.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, sent us additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. However, during the most recent economic downturn, the combination of lower incoming volumes from existing customers and increased destruction rates, as described above, resulted in lower consolidated net volume growth in recent quarters, including negative net volume growth from existing customers at times in certain markets. Since reaching unusually high levels in 2009, our destruction rates have stabilized at rates closer to historical norms. Following improvement in the economy, we expect our growth from existing customers will improve, although we cannot give any assurance as to how much, if any, improvement we will realize. We believe the continued growth of our physical records storage rental revenues is the result of a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth, customer satisfaction with our services and contractual net price increases.

  •
  Diversified and Stable Customer Base.  As of December 31, 2013, we had over 155,000 clients in a variety of industries in 36 countries around the world. We currently provide storage and information management services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000. No single customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2011, 2012 and 2013. For each of the three years 2011 through 2013, the average annual volume reduction due to customers terminating their relationship with us was less than 3%.

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

    •
    Capital to support business line growth—these expenditures are primarily related to capacity expansion such as investments in new racking structures, carton storage systems, tape storage systems and containers, shredding plants and bins and technology service storage and processing capacity.

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

        Following is a table presenting our capital expenditures for 2011, 2012 and 2013 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (dollars in millions)	2011(1)(2)	2012(1)(2)	2013(1)(2)
Business Line Growth	$81	$61	$73
Real Estate	20	54	66
Business Operations(3)	84	75	91
Product Development	2	4	2
Product Improvement	14	12	13
Operational Efficiencies	18	42	67

Total Capital	$218	$248	$312
Less: Real Estate and REIT Capital Expenditures	(20)	(66)	(89)

Total Capital, Net of Real Estate and REIT Capital Expenditures	$198	$182	$223

(1)
Represents capital expenditures on an accrual basis and may differ from amounts presented on the cash basis in the Consolidated Statements of Cash Flows.

(2)
Columns may not foot due to rounding.

(3)
Capital expended in support of ongoing business operations includes amounts previously referred to as maintenance capital expenditures. This category includes capital expended on operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

        We believe that capital expenditures, net of real estate and capital expenditures that are part of our REIT Costs, incurred as a percent of revenues is a meaningful metric for investors because it indicates the efficiency with which we are investing in the growth and operational efficiency of our business. For the years 2011 through 2013, our total capital expenditures, net of real estate and capital expenditures that are part of our REIT Costs, incurred as a percent of revenues were approximately 6.6%, 6.1% and 7.4%, respectively. The increase in 2013 is due primarily to capital expenditures associated with recent acquisitions, the relocation of our Boston headquarters and certain capital projects that were accelerated from 2014 into 2013.

        Following is a table presenting our capital expenditures as a percent of total revenues for 2011, 2012 and 2013 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend	2011(1)(2)	2012(1)(2)	2013(1)(2)
Business Line Growth	2.7%	2.0%	2.4%
Real Estate	0.7%	1.8%	2.2%
Business Operations(3)	2.8%	2.5%	3.0%
Product Development	0.1%	0.1%	0.1%
Product Improvement	0.5%	0.4%	0.4%
Operational Efficiencies	0.6%	1.4%	2.2%

Total Capital	7.2%	8.3%	10.3%
Less: Real Estate and REIT Capital Expenditures	(0.7)%	(2.2)%	(2.9)%

Total Capital, Net of Real Estate and REIT Capital Expenditures	6.6%	6.1%	7.4%

(1)
Represents capital expenditures on an accrual basis and may differ from amounts presented on the cash basis in the Consolidated Statements of Cash Flows.

(2)
Columns may not foot due to rounding.

(3)
Capital expended in support of ongoing business operations includes amounts previously referred to as maintenance capital expenditures. This category includes capital expended on operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

Growth Strategy

        We offer our customers an integrated value proposition by providing them with secure storage and comprehensive service offerings, including records and information management services and data management services. We have the expertise and experience to address complex storage and information management challenges, such as rising storage rental costs and increased litigation, regulatory compliance and disaster recovery requirements. We expect to maintain a leadership position in the storage and information management services industry around the world by enabling customers to store, protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery.

        Our objective is to continue to capitalize on our brand, our expertise in the storage and information management industry and our global network to enhance our customers' experience, thereby increasing our customer retention rates and attracting new customers. Our near-term growth objectives include a set of specific initiatives: (i) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe through improved sales and marketing efforts and attractive fold-in acquisitions; (ii) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America and the Asia Pacific region

(excluding Australia), primarily through acquisitions; and (iii) continuing to identify, incubate and scale emerging business opportunities to support our long-term growth objectives and drive solid returns on invested capital. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions and pursuing acquisitions of storage and information management businesses and developing ancillary businesses.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.

Growth from Existing Customers

        Our existing customers' storage of physical records contributes to the growth of storage rental and certain records and information management services revenues because, on average, our existing customers generate additional cartons at a faster rate than old cartons are destroyed or permanently removed. However, during the most recent economic downturn, the combination of lower incoming volumes from existing customers, due in large part, we believe, to high unemployment rates and generally lower business activity, and increased destruction rates, resulted in lower consolidated net volume growth in recent quarters, including negative net volume growth from existing customers at times in certain markets. Since reaching unusually high levels in 2009, our destruction rates have stabilized at rates closer to historical norms. Following the improvement in the economy, we expect our growth from existing customers will improve, although we cannot give any assurance as to how much, if any, improvement we will realize. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by strategically allocating our sales resources to our customer base and selling additional storage, records and information management services and products in new and existing markets within our existing customer relationships. These services and products include special project work, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies).

Expanding New and Existing Customer Relationships

        Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue by expanding existing customer relationships globally; and (3) expanding new and existing customer relationships by effectively selling a wide array of related services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management.

Growth through Acquisitions

        The goal of our acquisition program is to supplement internal growth by continuing to expand our presence in targeted emerging markets, continuing to make fold-in acquisitions in developed markets and expanding our rental streams, new service capabilities and industry-specific services. We have a successful record of acquiring and integrating storage and information management services companies.

Acquisitions in Developed Markets

        We have acquired, and we continue to seek to acquire, storage and information management services businesses in developed markets including the United States, Canada, Australia and western

Europe. Given the relatively small size of most acquisition targets in our core physical businesses in these markets, where we believe they present a good opportunity to create value for our stockholders, future acquisitions are expected to be less significant to our overall revenue growth in these markets than in the past. Occasionally, however, we may be presented with the opportunity to acquire one of the larger businesses in these markets and will evaluate each opportunity with a focus on return on invested capital and the creation of stockholder value. Such was the case with our acquisition in October 2013 of Cornerstone Records Management, LLC and its affiliates ("Cornerstone").

Acquisitions in the Emerging Markets

        We expect to continue to make acquisitions and investments in storage and information management services businesses in targeted emerging markets outside the United States, Canada, Australia and western Europe. We have acquired and invested in, and seek to acquire and invest in, storage and information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on expanding priority markets in central and eastern Europe, Latin America and the Asia Pacific region.

        The experience, depth and strength of local management are particularly important in our emerging market acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into more than 35 countries. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate developed market acquisition candidates, when looking at an emerging market acquisition, we also evaluate risks uniquely associated with an international investment, including those risks described below. Our long-term goal is to acquire full ownership of each business in which we make a joint venture investment. We now own more than 98% of our international operations, measured as a percentage of consolidated revenues. In connection with the strategic review of certain of our international businesses, we sold our New Zealand operations in October 2011 and our Italian operations in April 2012.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2011, 2012 and 2013 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2011, 2012 and 2013, we derived approximately 34%, 35% and 36%, respectively, of our total revenues from outside of the U.S. As of December 31, 2011, 2012 and 2013, we had long-lived assets of approximately 36%, 37% and 36%, respectively, outside of the U.S.

Competition

        We are a global leader in the physical storage and information management services industry with operations in 36 countries. We compete with our current and potential customers' internal storage and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future storage and information management services.

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

Alternative Technologies

        We derive most of our revenues from rental fees for the storage of paper documents and computer backup tapes and from storage related services. This storage requires significant physical space, which we provide through our owned and leased facilities. Alternative storage technologies exist, many of which require significantly less space than paper documents and tapes. These technologies include computer media, microform, CD-ROM and optical disk and use of the cloud for electronic data. To date, none of these technologies has replaced paper documents as the primary means for storing information. However, we can provide no assurance that our customers will continue to store most of their records as paper documents. We continue to provide additional services such as online backup, primarily through partnerships, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and storage and information management.

Employees

        As of December 31, 2013, we employed over 8,500 employees in the U.S. and over 11,000 employees outside of the U.S. At December 31, 2013, an aggregate of 529 employees were represented by unions in California, Georgia and three provinces in Canada.

        All union and non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans, except for certain unionized employees in California, who receive these types of benefits through the unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. All union employees are currently under renewed labor agreements or operating under an extension agreement.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "For Investors" section on our Internet website, we make available free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees are available on the "For Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance."

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

Risks Related to the Proposed REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective as of January 1, 2014, or at all.

        As previously announced in June 2012, our board of directors unanimously approved the Conversion Plan to pursue conversion to a REIT under the Code. We are in the process of implementing the Conversion Plan, pursuant to which we would elect REIT Status no earlier than our taxable year beginning January 1, 2014. One of the conditions that must be met in order to complete our conversion to a REIT is obtaining favorable PLRs from the IRS. Our PLR requests have multiple components, and our conversion to a REIT will require favorable rulings from the IRS on a number of technical tax issues, including the characterization of our racking structures as real estate (the "Racking Structure Request"). In this regard, in the course of our communications with the IRS relating to our PLR requests, we disclosed in June 2013 that the IRS informed us that it formed an internal working group to study the legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code and what changes or refinements, if any, should be made to those legal standards. The IRS also informed us that it was "tentatively adverse" to ruling that our racking structures constitute "real estate" for REIT purposes. In November 2013, the IRS stated that it will resume issuing rulings regarding the definition of "real estate" for purposes of the REIT provisions of the Code, and the IRS is continuing to evaluate our PLR requests, including the Racking Structure Request. We can provide no assurance that the IRS will ultimately provide us with a favorable PLR on the Racking Structure Request or our other PLR requests, or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT effective January 1, 2014.

        There are other significant implementation and operational complexities to address in connection with converting to a REIT, including obtaining favorable PLRs from the IRS as discussed above, completing internal reorganizations relating to certain of our international operations, testing and validating accounting, information technology and real estate system modifications implemented in connection with the Conversion Plan, receiving stockholder approvals, and making required stockholder payouts, and the timing and outcome of many of these are outside our control. Further, changes in legislation or the federal tax rules could adversely impact our ability to convert to a REIT and/or the attractiveness of converting to a REIT. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

        Even if the transactions necessary to implement REIT conversion are successfully effected, including receipt of favorable PLRs, our board of directors may decide not to elect REIT Status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of our stockholders. While we have not yet determined if we will be able to convert to a REIT, we have determined that we will begin to operate our business in a manner consistent with being a REIT effective January 1, 2014 so that we and our stockholders will benefit from our REIT Status in 2014 if we are ultimately successful in becoming a REIT effective in 2014. However, we can provide no assurance if or when conversion to a REIT will be successful. Furthermore, if we do convert, the effective date of the REIT conversion could be delayed beyond January 1, 2014, in which event we could not elect REIT Status until the taxable year beginning January 1, 2015, at the earliest.

We may not qualify or remain qualified as a REIT, and/or may not realize the anticipated benefits to stockholders, including the achievement of tax savings for us, increases in income distributable to stockholders, the potential to lower our cost of financing through increased ownership of currently leased real estate and the expansion of our stockholder base.

        If we convert to a REIT, we plan to operate in a manner consistent with REIT qualification rules; however, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Code, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

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

        We have provided an estimated range of the E&P Distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year using our historical tax returns and other available information. This is a very involved and complex study that is not yet complete, and the actual result of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P Distribution is based on our projected taxable income for our 2013 taxable year and our current business plans and performance, but our actual earnings and profits (and the actual amount of the E&P Distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2013 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P Distribution may be materially different from our estimated range.

        In the fourth quarter of 2012, we paid to our stockholders a Special Dividend of $700 million, which represented the initial portion of the expected E&P Distribution. We expect the balance of the E&P Distribution will be paid in 2014 if we successfully convert to a REIT, but the timing of the planned payment of the remaining E&P Distribution, which may or may not occur, may be affected by the completion of various phases of the Conversion Plan and other factors beyond our control. The Special Dividend was paid in the aggregate of 20% in cash and 80% in shares of our common stock. We may decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay the remaining portion of the E&P Distribution entirely in cash or a different mix of cash and common stock.

We may be required to borrow funds and/or raise equity to satisfy our E&P Distribution.

        Depending on the ultimate size and timing of the stockholder distributions, we may raise debt and/or issue equity in the near-term to fund these disbursements, even if the then-prevailing market conditions are not favorable for these borrowings or offerings. Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P Distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See "Risks Relating to Our Indebtedness" for further information regarding our substantial indebtedness.

Our REIT Status Protection Rights Agreement may not protect our potential status as a REIT and could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.

        In December 2013 we entered into a REIT Status Protection Rights Agreement (the "Rights Agreement") with Computershare Inc., as rights agent. In connection with the Rights Agreement, we declared a dividend of one preferred stock purchase right (a "Right") for each share of our common stock, par value $0.01 per share (the "Common Stock") outstanding on December 20, 2013. We entered into the Rights Agreement in an effort to protect stockholder value by attempting to provide for the preservation of our potential REIT Status by limiting ownership concentration that could threaten our potential REIT Status. However, since the exercisability of the Rights, or the exchange (an "Exchange") therefor by us for shares of Common Stock or our Series A Participating Junior Preferred Stock (or another series of our preferred stock having equivalent rights, preferences and privileges), at an exchange rate of one share of Common Stock, or a fractional share of Preferred Stock (or other stock) equivalent in value thereto, per Right, is triggered only after a person or group has exceeded beneficial ownership of in excess of 9.8% of our Common Stock, as calculated in accordance with the Rights Agreement (the "Ownership Threshold"), the Rights Agreement, by its terms, cannot prevent a stockholder from exceeding the Ownership Threshold and thereby threatening our potential REIT Status. Nevertheless, we expect that the potential for substantial dilution to a person or group that exceeds the Ownership Threshold will strongly discourage a stockholder from exceeding such Ownership Threshold and becoming an Acquiring Person, as defined in the Rights Agreement. While the decision by our board of directors to consider a person or group an Acquiring Person and/or consummate an Exchange would likely reduce such Acquiring Person's ownership below the Ownership Threshold, we can provide no assurance that effecting an Exchange or otherwise triggering the exercisability of the Rights would retroactively remove the threat to our potential REIT Status that resulted from such Acquiring Person exceeding the Ownership Threshold in the first place. Also, the tax consequences to a REIT of triggering a Rights Agreement are unclear, and we can provide no assurance that we will consummate an Exchange or allow the exercisability of the Rights to be triggered even if a person or group acquires beneficial ownership of the outstanding Common Stock of greater than the Ownership Threshold. While we have entered into the Rights Agreement to assist with our REIT compliance under the Code if we are able to convert to a REIT, the Rights Agreement also could inhibit acquisitions of a significant stake in us and may prevent a change in our control. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire us even if such acquisition may be favorable to the interests of our stockholders. Because our board of directors can redeem the Rights at any time in their sole discretion, the Rights should not interfere with a merger or other business combination approved by our board of directors.

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

Operational Risks

Our customers may shift from paper and tape storage to alternative technologies that require less physical space.

        We derive most of our revenues from rental fees for the storage of paper documents and computer backup tapes and from storage related services. This storage requires significant physical space, which we provide through our owned and leased facilities. Alternative storage technologies exist, many of which require significantly less space than paper documents and tapes. These technologies include computer media, microform, CD-ROM, optical disk and use of the cloud for electronic data. U.S. federal government initiatives have resulted in many health care providers adopting programs to evolve to greater use of electronic medical records. In addition, as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. We can provide no assurance that our customers will continue to store most of their records in paper documents or tape format. The adoption of alternative technologies may also result in decreased demand for services related to the paper documents and tapes we store. A significant shift by our customers to storage of data through non-paper or tape based technologies, whether now existing or developed in the future, could adversely affect our businesses.

As stored records become less active our core service revenue growth and profitability may decline.

        Our records management service revenue growth is being negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years. As a result, while we continue to experience growth in storage rental, our customers are less likely than they have been in the past to retrieve records, thereby reducing their service activity levels. At the same time many of our costs related to records related services remain fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service revenue, our operating results could be adversely affected.

Changes in customer behavior with respect to document destruction and pricing could adversely affect our business, financial condition and results of operations.

        We have experienced pricing pressure in recent years as some customers have become more cost conscious with respect to their information management expenditures. Some customers have taken actions designed to reduce costs associated with the retention of documents, including reducing the volume of documents they store and adopting more aggressive destruction practices. If we are unable to increase pricing over time, or if rates of destruction of documents stored with us increase substantially, particularly in our developed and slower growing markets, our financial condition and results of operations would be adversely affected.

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

        Continued governmental focus on data security may lead to additional legislative action. For example, in the past the U.S. Congress has considered legislation that would expand the federal data breach notification requirement beyond the financial and medical fields. In addition, the European Commission has proposed a regulation and directive that will, if adopted, supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. It is anticipated that the proposed regulation will significantly alter the security and privacy obligations of entities, such as Iron Mountain, that process data of residents of members of the European Union and substantially increase penalties for violations. Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

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

        As of December 31, 2013, we operated 944 records management and off-site data protection facilities worldwide, including 570 in the United States alone. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed in compliance with laws and regulations in effect at the time of their construction or outfitting. Where we believe the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures which may involve considerable expense to us. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.

        Our customer contracts typically contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot and our liability under our DMS services and other service contracts is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We cannot provide assurance that where we have limitation of liability provisions they will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage rental and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, but we can give no assurance that we will not have material disputes in the future. Although we maintain a comprehensive insurance program, there is no assurance we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.

Failure to comply with certain regulatory and contractual requirements under our U.S. Government contracts could adversely affect our revenues, operating results and financial position.

        Selling our services to the U.S. Government subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or barred from future U.S. Government contracting. We may also face private derivative securities claims as a result of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.

International operations may pose unique risks.

        As of December 31, 2013, we provided services in 35 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

  •
  the impact of foreign government regulations and U.S. regulations that apply to us wherever we operate; in particular, Iron Mountain is subject to U.S. and foreign anticorruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, employees, partners, contractors or agents may violate or circumvent such policies and the law;

  •
  the volatility of certain foreign economies in which we operate;

  •
  political uncertainties;

  •
  unforeseen liabilities, particularly within acquired businesses;

  •
  costs and difficulties associated with managing international operations of varying sizes and scale;

  •
  the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets outside of the U.S. will not perform as expected;

  •
  difficulties attracting and retaining local management and key employees to operate our business in certain countries;

  •
  cultural differences and differences in business practices and operating standards; and

  •
  foreign currency fluctuations.

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

  •
  uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as fires, earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;

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

Unexpected events could disrupt our operations and adversely affect our reputation and results of operations.

        Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve their critical information, and these events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. During the past several years we have seen an increase in severe storms and hurricanes and our key facilities in Florida and other coastal areas in particular are subject to this inherent risk.

Damage to our reputation could adversely affect our business, financial condition and results of operations.

        Our reputation for providing highly secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. For example, events such as fires, natural disasters, attacks on our information technology systems or security breaches involving Iron Mountain could negatively impact our reputation, particularly if such incidents result in adverse publicity, governmental investigations or litigation. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.

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

        Third parties may have legal rights (including ownership of patents, trade secrets, trademarks and copyrights) to ideas, materials, processes, names or original works that are the same or similar to those we use. Third parties have in the past, and may in the future, bring claims, or threaten to bring claims, against us that allege that their intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

We face competition for customers.

        We compete with multiple storage and information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities. These organizations may not begin or continue to use a third party, such as Iron Mountain, for their future storage and information management service needs.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. As of December 31, 2013, our total long-term debt was approximately $4.17 billion, our stockholders' equity was approximately $1.06 billion and our cash and cash equivalents (including restricted cash) totaled approximately $0.15 billion. Our substantial indebtedness could have important consequences to our current and potential investors. Our indebtedness may increase as we continue to borrow under existing and future credit arrangements in order to finance future acquisitions, to fund the Conversion Plan and for general corporate purposes, which would increase the associated risks. These risks include:

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

Restrictive debt covenants may limit our ability to pursue our growth strategy.

        Our credit facility and our indentures contain covenants restricting or limiting our ability to, among other things:

  •
  incur additional indebtedness;

  •
  pay dividends or make other restricted payments;

  •
  make asset dispositions;

  •
  create or permit liens; and

  •
  make acquisitions and other investments.

        These restrictions may adversely affect our ability to pursue our acquisition and other growth strategies.

We may not have the ability to raise the funds necessary to finance the repurchase of outstanding senior or senior subordinated notes upon a change of control event as required by our indentures.

        Upon the occurrence of a "change of control", we will be required to offer to repurchase all outstanding senior or senior subordinated notes. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our revolving credit facility will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

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

Acquisition and Expansion Risks

Elements of our strategic growth plan involve inherent risks.

        As part of our strategic growth plan, we have undergone a significant management reorganization, and we expect to invest in new business strategies, products, services, technologies and geographies and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset expenses and liabilities associated with new investments, inadequate return of capital on these investments and the inability to attract, develop and retain skilled employees to lead and support new initiatives. For example, in 2013 we expanded our entry into the data center market by leasing wholesale and retail colocation space in our underground facility in Pennsylvania, and we broke ground on our first regional data center in Northborough, Massachusetts, which required a significant capital commitment. Many of these new ventures are inherently risky and no assurance can be given that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results.

Failure to manage our growth may impact operating results.

        If we succeed in expanding our existing businesses, or in moving into new areas of business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations, particularly with respect to operations in countries outside of the U.S. or in new lines of business. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

Failure to successfully integrate acquired operations could negatively impact our balance sheet and results of operations.

        Strategic acquisitions are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired company and realize anticipated synergies. The process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our balance sheet and results of operations.

We may be unable to continue our international expansion.

        An important part of our growth strategy involves expanding operations in international markets, including in markets where we currently do not operate, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have expanded into the Asia Pacific region to a lesser extent. We have entered into joint ventures and have acquired all or a majority of the equity in storage and information management services businesses operating in these areas and may acquire other storage and information management services businesses in the future, including in new countries/markets where we currently do not operate.

        This growth strategy involves risks. We may be unable to pursue this strategy in the future at the desired pace or at all. For example, we may be unable to:

  •
  identify suitable companies to acquire or invest in;

  •
  complete acquisitions on satisfactory terms;

  •
  successfully expand our infrastructure and sales force to support growth;

  •
  achieve satisfactory returns on acquired companies, particularly in countries where we do not currently operate;

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

        Our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. However, our ability to pay dividends will be adversely affected if any of the risks described herein occur. In addition, any determination by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and strategy and our board of directors' continuing determination that the declaration of dividends under the dividend policy is in the best interests of our stockholders. The terms of our credit facility and our indentures contain provisions permitting the payment of cash dividends subject to certain limitations. For these reasons, among others, our cash dividend rate may decline or we may cease paying dividends.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2013, we conducted operations through 804 leased facilities and 269 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Business (686), International Business (386), and Corporate (1). These facilities contain a total of 66.9 million square feet of space. Facility rent expense was $219.4 million, $224.7 million and $219.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. The leased facilities typically have initial lease terms of five to ten years with one or more five-year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and the Asia Pacific region, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the United Kingdom. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual lease commitments.

Item 3. Legal Proceedings.

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by three customers, and all three of those matters have been settled. We have also received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 14 to Notes to Consolidated Financial Statements, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

General

        In addition to the matter discussed above, we are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. In the opinion of management, other than discussed above, no material legal proceedings are pending to which we, or any of our properties, are subject.

Item 4. Mine Safety Disclosures.

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2012 and 2013:

	Sale Prices
	High	Low
2012
First Quarter	$32.24	$28.35
Second Quarter	33.50	27.10
Third Quarter	34.18	30.91
Fourth Quarter	37.70	30.50
2013
First Quarter	$36.67	$31.45
Second Quarter	39.71	25.91
Third Quarter	29.12	25.53
Fourth Quarter	30.80	25.03

        The closing price of our common stock on the NYSE on February 7, 2014 was $26.74. As of February 7, 2014, there were 463 holders of record of our common stock.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2012 and 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014

        On October 11, 2012, we announced the declaration by our board of directors of a Special Dividend of $700.0 million, payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a distribution to stockholders of a portion of our accumulated earnings and profits, was paid in a combination of common stock and cash. The Special Dividend was paid on November 21, 2012 (the "Distribution Date") to stockholders as of the Record Date. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and as such, the number of shares of common stock we issued in the Special

Dividend was approximately 17.0 million and the total amount of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. As of February 7, 2014, we have repurchased approximately $1.1 billion of our common stock under such authorization. Any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock (in the case of the repurchase program) and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended December 31, 2013, nor did we repurchase any shares of our common stock during the three months ended December 31, 2013. As of December 31, 2013, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

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

	Year Ended December 31,
	2009	2010(1)	2011	2012	2013
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,533,792	$1,598,718	$1,682,990	$1,733,138	$1,784,721
Service	1,240,592	1,293,631	1,331,713	1,272,117	1,241,202

Total Revenues	2,774,384	2,892,349	3,014,703	3,005,255	3,025,923
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,201,871	1,192,862	1,245,200	1,277,113	1,288,878
Selling, general and administrative	749,934	772,811	834,591	850,371	924,031
Depreciation and amortization	277,186	304,205	319,499	316,344	322,037
Intangible impairments(2)	—	85,909	46,500	—	—
Loss (Gain) on disposal/write-down of property, plant and equipment, net	168	(10,987)	(2,286)	4,400	(1,417)

Total Operating Expenses	2,229,159	2,344,800	2,443,504	2,448,228	2,533,529
Operating Income	545,225	547,549	571,199	557,027	492,394
Interest Expense, Net	212,545	204,559	205,256	242,599	254,174
Other (Income) Expense, Net	(12,599)	8,768	13,043	16,062	75,202

Income from Continuing Operations Before Provision for Income Taxes	345,279	334,222	352,900	298,366	163,018
Provision for Income Taxes	113,762	167,483	106,488	114,873	63,057

Income from Continuing Operations	231,517	166,739	246,412	183,493	99,961
Loss from Discontinued Operations, Net of Tax	(12,138)	(219,417)	(47,439)	(6,774)	831
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	200,619	(1,885)	—

Net Income (Loss)	219,379	(52,678)	399,592	174,834	100,792
Less: Net Income Attributable to Noncontrolling Interests	1,429	4,908	4,054	3,126	3,530

Net Income (Loss) Attributable to Iron Mountain Incorporated	$217,950	$(57,586)	$395,538	$171,708	$97,262

(footnotes follow)

	Year Ended December 31,
	2009	2010(1)	2011	2012	2013
	(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$1.14	$0.83	$1.27	$1.06	$0.52

Total (Loss) Income from Discontinued Operations	$(0.06)	$(1.09)	$0.79	$(0.05)	—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.07	$(0.29)	$2.03	$0.99	$0.51

Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$1.13	$0.83	$1.26	$1.05	$0.52

Total (Loss) Income from Discontinued Operations	$(0.06)	$(1.09)	$0.78	$(0.05)	—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.07	$(0.29)	$2.02	$0.98	$0.51

Weighted Average Common Shares Outstanding—Basic	202,812	201,991	194,777	173,604	190,994

Weighted Average Common Shares Outstanding—Diluted	204,271	201,991	195,938	174,867	192,412

Dividends Declared per Common Share(3)	$—	$0.3750	$0.9375	$5.1200	$1.0800

(footnotes follow)

	Year Ended December 31,
	2009	2010(1)	2011	2012	2013
	(In thousands)
Other Data:
Adjusted OIBDA(4)	$822,579	$926,676	$950,439	$912,217	$895,881
Adjusted OIBDA Margin(4)	29.6%	32.0%	31.5%	30.4%	29.6%
Ratio of Earnings to Fixed Charges	2.2x	2.2x	2.2x	1.9x	1.5x

	As of December 31,
	2009	2010(1)	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$446,656	$258,693	$179,845	$243,415	$120,526
Total Assets	6,851,157	6,416,393	6,041,258	6,358,339	6,653,005
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,248,649	3,008,207	3,353,588	3,825,003	4,171,722
Total Equity	2,150,760	1,952,865	1,254,256	1,162,448	1,057,834
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

  We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2009.

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

(4)
Adjusted OIBDA and Adjusted OIBDA Margin are non-GAAP measures. Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net and REIT Costs. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.

        This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 15 of this Annual Report.

Overview

Potential REIT Conversion

        In June 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic, and after the unanimous recommendation of the Special Committee, unanimously approved a plan for us to pursue the Conversion Plan to become a REIT. As part of the Conversion Plan, we are seeking PLRs from the IRS. The PLR requests have multiple components, and our conversion to a REIT will require favorable rulings from the IRS on a number of technical tax issues, including the Racking Structure Request.

        In June 2013, we disclosed that we had been informed that the IRS had convened an internal working group to study the legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code and what changes or refinements, if any, should be made to those legal standards. In November 2013, the IRS stated that the working group had completed its study and that it was resuming issuing rulings regarding the definition of "real estate" for purposes of the REIT provisions of the Code. We are in discussions with the IRS on a number of our PLR requests, including the Racking Structure Request. As we previously disclosed, the IRS was "tentatively adverse" to providing a PLR that our racking structures constitute real estate for REIT purposes. At this time, we are not able to predict when the IRS will provide definitive responses to the Racking Structure Request or any additional outstanding PLR requests, and we do not intend to provide additional interim updates with respect to any of the specific PLR requests or, generally, our progression through the IRS's PLR process.

        Even though we have not yet determined if we will be able to convert to a REIT, we began operating our business in a manner consistent with being a REIT effective January 1, 2014 so that we and our stockholders will benefit from REIT Status in 2014 if we are ultimately successful in becoming a REIT in 2014. Our intended REIT Status may be adversely impacted by concentrated ownership of our common stock. Therefore, in December 2013, our board of directors approved, and we entered into, a Rights Agreement, which provides for a dividend of a Right for each share of our Common Stock outstanding on December 20, 2013. Each Right entitles the holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock for a purchase price of $114.00, subject to adjustment as provided in the Rights Agreement and our Amended Certificate of Designations for our Series A Junior Participating Preferred Stock, each of which was filed with the SEC on December 9, 2013, on a Current Report on Form 8-K. We anticipate that we will seek stockholder approval to impose ownership limitations in our charter documents, as is customary for REITs, if we are ultimately successful in converting to a REIT. The Rights Agreement is intended to help protect our potential REIT Status until the approval of those ownership limitations by our stockholders, or, if earlier, until the Rights expire, which will be no later than December 9, 2014.

        If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, only at the stockholder level. Nevertheless, the income of our TRS, which will hold our U.S. operations that may not be REIT-compliant, would be subject, as applicable, to U.S. federal and state corporate income tax, and we would continue to be subject to foreign income taxes in non-U.S. jurisdictions in which we hold assets or conduct operations, regardless of whether held or conducted through qualified REIT subsidiaries or TRS. We would also be subject to a separate corporate income tax on any gains recognized during a specified period (generally, 10 years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance with various requirements following our conversion to a REIT, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

        We currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $185.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $106.3 million was incurred in 2013, including approximately

$23.4 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

        As noted, we began operating our business in a manner consistent with being a REIT effective January 1, 2014 so that we and our stockholders will benefit from our REIT Status in 2014 if we are ultimately successful in becoming a REIT for 2014; however, we can provide no assurance that we will be able to elect REIT Status effective January 1, 2014, or at all. As a calendar year taxpayer, if we are unable to convert to a REIT effective January 1, 2014, the next possible conversion date would be January 1, 2015.

Discontinued Operations

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our Digital Business to Autonomy pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management operations in New Zealand. Also, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business, our New Zealand operations and our Italian operations, including the gain on the sale of the Digital Business and our New Zealand operations and the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 to Notes to Consolidated Financial Statements.

Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $23.4 million in 2013, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in 2013, $14.8 million, $3.7 million and $4.9 million are reflected in the results of operations of our North American Business, International Business and Corporate segments, respectively. In our Consolidated Statements of Operations for the year ended December 31, 2013, $20.0 million and $3.4 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $6.9 million of employee severance and associated benefit costs in 2014 in connection with this organizational realignment primarily in our North American Business segment. As a result of the restructuring of our operations late in 2013 and early in 2014, we are evaluating changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation could result in changes to our reportable segments and reporting units during 2014.

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including DMS, which relate to physical and digital records, and recurring project revenues. Our core service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing core service activity levels. While we expect this trend to continue into 2014, the rate of decline in core service activity has begun to moderate in recent periods. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2011 results at the 2012 average exchange rates and the 2012 results at the 2013 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
British pound sterling	$1.585	$1.565	(1.3)%
Canadian dollar	$1.000	$0.971	(2.9)%
Euro	$1.286	$1.328	3.3%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.604	$1.585	(1.2)%
Canadian dollar	$1.012	$1.000	(1.2)%
Euro	$1.392	$1.286	(7.6)%

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net, and REIT Costs. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/

write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; (5) income (loss) from discontinued operations, net of tax; (6) gain (loss) on sale of discontinued operations, net of tax and (7) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Year Ended December 31,
	2009	2010	2011	2012	2013
Operating Income	$545,225	$547,549	$571,199	$557,027	$492,394
Add: Depreciation and Amortization	277,186	304,205	319,499	316,344	322,037
Intangible Impairments	—	85,909	46,500	—	—
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment, Net	168	(10,987)	(2,286)	4,400	(1,417)
REIT Costs(1)	—	—	15,527	34,446	82,867

Adjusted OIBDA	$822,579	$926,676	$950,439	$912,217	$895,881

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Reported EPS—Fully Diluted from Continuing Operations	$1.13	$0.83	$1.26	$1.05	$0.52
Add: (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	—	(0.05)	(0.01)	0.03	(0.01)
Intangible Impairments	—	0.43	0.24	—	—
Other (Income) Expense, net	(0.06)	0.04	0.07	0.09	0.39
REIT Costs	—	—	0.08	0.20	0.45
Tax Impact of Reconciling Items and Discrete Tax Items	(0.06)	0.03	(0.28)	(0.16)	(0.32)

Adjusted EPS—Fully Diluted from Continuing Operations	$1.01	$1.28	$1.36	$1.21	$1.03

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

        Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition. See Note 6 to Notes to Consolidated Financial Statements for a description of recent acquisitions.

        Determining the fair values of the net assets acquired requires management's judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates and market data, among other items. Due to the inherent uncertainty of future events, actual values of net assets acquired could be different from our estimated fair values and could have a material impact on our financial statements.

        Of the net assets acquired in our acquisitions, the fair value of owned buildings, customer relationship intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third party appraisals of the fair value of owned buildings, customer relationship intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third party appraisals of fair value for acquired owned buildings and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship intangible assets and acquired racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current replacement cost at the date of acquisition for the quantity of racking structures acquired discounted to take into account the quality (e.g. age, material and type) of the racking structures. Additionally, we use discounted cash flow models to determine the fair value of customer relationship intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates.

        Of the key assumptions that impact the estimated fair values of customer relationship intangible assets, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions. To illustrate the sensitivity of changes in key assumptions used in determining the fair value of customer relationship intangible assets acquired in our most significant acquisition in fiscal year 2013, of Cornerstone, a hypothetical increase of 10% in the expected annual future cash flows, with all other assumptions unchanged, would have increased the calculated fair value of the acquired customer relationship intangible assets by $11.2 million, with an offsetting decrease to goodwill. A hypothetical decrease of 100 basis points in the discount rate, with all other assumptions unchanged, would have increased the fair value of the acquired customer relationship intangible assets by $8.7 million, with an offsetting decrease to goodwill.

        Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions.

Impairment of Tangible and Intangible Assets

        Assets subject to depreciation or amortization: We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Examples of events or circumstances that may be indicative of impairment include, but are not limited to:

  •
  A significant decrease in the market price of an asset;

  •
  A significant change in the extent or manner in which a long-lived asset is being used or in its physical condition;

  •
  A significant adverse change in legal factors or in the business climate that could affect the value of the asset;

  •
  An accumulation of costs significantly greater than the amount originally expected for the acquisition or construction of an asset; and

  •
  A current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

        Goodwill and intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2011, 2012 and 2013 and noted no impairment of goodwill at those dates. However, as a result of interim triggering events as discussed below, we recorded a provisional goodwill impairment charge in the third quarter of 2011 in conjunction with our European operations. This provisional goodwill impairment charge was finalized in the fourth quarter of 2011. As of December 31, 2013, no factors were identified that would alter our October 1, 2013 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded at that time that we had three reporting units within our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Continental Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Continental Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Continental Western Europe and Central Europe reporting units and noted no impairment, except for our Italian operations, which was included in our Continental Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 14. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Continental Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

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

        In 2012, we reorganized the management and reporting structure of our international operations. As a result of the management and reporting changes, we concluded that we have the following six reporting units: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe in which we operate, excluding Russia and the Ukraine ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and the Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net amounted to $1,762.3 million, $365.3 million, $87.5 million, $56.9 million and $62.8 million for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012 and 2013. As of December 31, 2013, the carrying value of goodwill, net amounted to $1,849.4 million, $376.0 million, $88.6 million, $93.2 million and $56.2 million for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2013 that exceeded their carrying values by greater than 15%.

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

        Although we believe we have sufficient historical and projected information available to us to test for impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions and changes to these estimates could have an effect on the estimated fair value of each of our reporting units. As a measure of sensitivity of the amount of potential goodwill impairment charges to changes in key assumptions we have grouped each of our reporting units according to the amount by which each reporting unit's fair value exceeded its carrying value in the goodwill impairment test. A hypothetical decrease of 10% in the expected annual future cash flows, with all other assumptions unchanged, would have decreased the fair value of our reporting units by approximately 4.1% to 10.0% but would not, however, have resulted in the carrying value of any of our reporting units with goodwill exceeding their fair value. A hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the fair value of our reporting units by approximately 5.0% to 13.5% but would not, however, have resulted in the carrying value of any of our reporting units with goodwill exceeding their fair value.

Income Taxes

        We have a valuation allowance, amounting to $40.3 million as of December 31, 2013, reducing our deferred tax assets, primarily associated with certain foreign and state net operating loss carryforwards, to the amount that is more likely than not to be realized. We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70.3 million ($24.6 million, tax effected) at December 31, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $2.7 million (net of federal tax benefit), which expire in 2014 through 2025, subject to a valuation allowance of approximately 45%. We have assets for foreign net operating losses of $53.8 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $10.2 million, which will begin to expire in 2024. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards, and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2012 and 2013, we had approximately $37.6 million and $51.1 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        After the repatriation discussed in Note 7 to Notes to Consolidated Financial Statements, we have a net tax over book outside basis difference related to our foreign subsidiaries. We do not expect this net basis difference to reverse in the foreseeable future and we intend to reinvest any future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. We have instances where we have book over tax outside basis differences for certain foreign subsidiaries. These basis differences arose primarily through undistributed book earnings of such foreign subsidiaries of $52.1 million and could be reversed through a sale of such foreign subsidiaries, the receipt of dividends from such subsidiaries or certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on these book over tax outside basis differences because of the complexities of the hypothetical calculation. We may record additional deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the IRS with regard to our PLR requests, finalization of countries to be included in our plan to convert to a REIT, shareholder approval of certain modifications to our corporate charter and final board of director approval of our conversion to a REIT.

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012 and Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$3,005,255	$3,025,923	$20,668	0.7%
Operating Expenses	2,448,228	2,533,529	85,301	3.5%

Operating Income	557,027	492,394	(64,633)	(11.6)%
Other Expenses, Net	373,534	392,433	18,899	5.1%

Income from Continuing Operations, Net of Tax	183,493	99,961	(83,532)	(45.5)%
(Loss) Income from Discontinued Operations, Net of Tax	(6,774)	831	7,605	112.3%
Loss on Sale of Discontinued Operations	(1,885)	—	1,885	100.0%

Net Income	174,834	100,792	(74,042)	(42.3)%
Net Income Attributable to Noncontrolling Interests	3,126	3,530	404	(12.9)%

Net Income Attributable to Iron Mountain Incorporated	$171,708	$97,262	$(74,446)	(43.4)%

Adjusted OIBDA(1)	$912,217	$895,881	$(16,336)	(1.8)%

Adjusted OIBDA Margin(1)	30.4%	29.6%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$3,014,703	$3,005,255	$(9,448)	(0.3)%
Operating Expenses(2)	2,443,504	2,448,228	4,724	0.2%

Operating Income	571,199	557,027	(14,172)	(2.5)%
Other Expenses, Net	324,787	373,534	48,747	15.0%

Income from Continuing Operations, Net of Tax(2)	246,412	183,493	(62,919)	(25.5)%
Loss from Discontinued Operations, Net of Tax(2)	(47,439)	(6,774)	40,665	85.7%
Gain (Loss) on Sale of Discontinued Operations	200,619	(1,885)	(202,504)	(100.9)%

Net Income	399,592	174,834	(224,758)	(56.2)%
Net Income Attributable to Noncontrolling Interests	4,054	3,126	(928)	22.9%

Net Income Attributable to Iron Mountain Incorporated	$395,538	$171,708	$(223,830)	(56.6)%

Adjusted OIBDA(1)	$950,439	$912,217	$(38,222)	(4.0)%

Adjusted OIBDA Margin(1)	31.5%	30.4%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Annual Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

(2)
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

REVENUE

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$1,733,138	$1,784,721	$51,583	3.0%	3.6%	2.1%
Core Service	942,826	924,435	(18,391)	(2.0)%	(1.0)%	(3.1)%

Total Core Revenue	2,675,964	2,709,156	33,192	1.2%	2.0%	0.3%
Complementary Services	329,291	316,767	(12,524)	(3.8)%	(3.2)%	(4.3)%

Total Revenue	$3,005,255	$3,025,923	$20,668	0.7%	1.4%	(0.2)%

Total Service Revenue	$1,272,117	$1,241,202	$(30,915)	(2.4)%	(1.6)%	(3.4)%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$1,682,990	$1,733,138	$50,148	3.0%	4.3%	3.0%
Core Service	968,424	942,826	(25,598)	(2.6)%	(1.0)%	(2.5)%

Total Core Revenue	2,651,414	2,675,964	24,550	0.9%	2.4%	1.0%
Complementary Services	363,289	329,291	(33,998)	(9.4)%	(8.5)%	(9.6)%

Total Revenue	$3,014,703	$3,005,255	$(9,448)	(0.3)%	1.1%	(0.3)%

Total Service Revenue	$1,331,713	$1,272,117	$(59,596)	(4.5)%	(3.1)%	(4.4)%

(1)
Constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates and the 2011 results at the 2012 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Our consolidated storage rental revenues increased $51.6 million, or 3.0%, to $1,784.7 million for the year ended December 31, 2013 and $50.1 million, or 3.0%, to $1,733.1 million for the year ended December 31, 2012, in comparison to the years ended December 31, 2012 and 2011, respectively. The growth rate for the year ended December 31, 2013 consists primarily of internal revenue growth of 2.1%. Net acquisitions/divestitures contributed 1.5% of the increase in reported storage rental revenues in 2013 over 2012. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the year ended December 31, 2013 by approximately 0.6%. Our consolidated storage rental revenue growth in 2013 was driven by sustained storage rental internal growth of 0.8% and 6.2% in our North American Business and International Business segments, respectively. Global records management net volumes in 2013 increased by 5.8% over the ending volume at December 31, 2012, supported by strong international volume growth of 12.2%, primarily driven by solid increases from emerging markets in central Europe and Latin America, and recently completed acquisitions in Brazil, Colombia and Peru. The growth rate for the year ended December 31, 2012 consists of internal revenue growth of 3.0%. Net acquisitions/divestitures contributed 1.3% of the increase in reported storage rental revenues in 2012 over 2011. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate for the year ended December 31, 2012 by approximately 1.4%. Our consolidated storage rental revenue growth in 2012 was driven by sustained storage rental internal growth of 2.1% and 6.1% in our North American Business and International Business segments, respectively.

        Consolidated service revenues, consisting of core and complementary services, decreased $30.9 million, or 2.4%, to $1,241.2 million for the year ended December 31, 2013 from $1,272.1 million for the year ended December 31, 2012. Service revenue internal growth was negative 3.4% for the year ended December 31, 2013. The negative service revenue internal growth for 2013 was primarily driven by negative core service internal growth of 3.1% which reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues, as well as lower shredding revenues within our International Business segment. Negative complementary service revenue internal growth of 4.3% in 2013 compared to the same period last year was primarily due to lower termination fees and fulfillment revenues, partially offset by solid growth in DMS and increased special records management project volume. Shredding volumes increased slightly in the North American Business segment but were offset by lower volume in our International Business segment due to the loss of certain accounts in the prior year and lower recycled paper pricing when compared to prior year averages. Foreign currency exchange rate fluctuations decreased reported service revenues by 0.8% in 2013 over 2012. Offsetting the decrease in reported consolidated service revenues were net acquisitions/divestitures, which contributed an increase of 1.8% of total reported service revenues in 2013. Consolidated service revenues, consisting of core and complementary services, decreased $59.6 million, or 4.5%, to $1,272.1 million for the year ended December 31, 2012 from $1,331.7 million for the year ended December 31, 2011. Service revenue internal growth was negative 4.4% for the year ended December 31, 2012. The negative service revenue internal growth for 2012 was driven by negative complementary service revenue internal growth of 9.6% due primarily to the significant decrease in recycled paper prices in 2012 compared to the same period in 2011, which resulted in $30.0 million less of recycled paper revenue. This decline was partially offset by strong DMS revenue growth and increased project revenues in 2012. Core service internal growth in 2012 was negative 2.5% due to expected declines in activity-based core services, particularly in the North American Business segment. Foreign currency exchange rate fluctuations decreased reported service revenues by 1.4% in 2012 over 2011. Offsetting the decrease in reported service revenues were net acquisitions/divestures, which contributed 1.4% to our service revenues in 2012.

        For the reasons stated above, our consolidated revenues increased $20.7 million, or 0.7%, to $3,025.9 million for the year ended December 31, 2013 from $3,005.3 million for the year ended December 31, 2012. Internal revenue growth was negative 0.2% for 2013. For the year ended December 31, 2013, foreign currency exchange rate fluctuations decreased our consolidated revenues by 0.7% primarily due to the weakening of the British pound sterling and Canadian dollar, and offset by an increase of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures, which contributed an increase of 1.6% of total reported revenues in 2013 over the same period in 2012. Our consolidated revenues decreased $9.4 million, or 0.3%, to $3,005.3 million for the year ended December 31, 2012 from $3,014.7 million for the year ended December 31, 2011. Internal revenue growth was negative 0.3% for 2012. For the year ended December 31, 2012, foreign currency exchange rate fluctuations decreased our consolidated revenues by 1.4% primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisitions/divestitures which contributed an increase of 1.3% of total reported revenues in 2012 over the same period in 2011.

Internal Growth—Eight-Quarter Trend

	2012				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	2.9%	3.5%	2.4%	3.2%	2.5%	2.3%	2.3%	1.3%
Service Revenue	(2.2)%	(5.2)%	(7.8)%	(2.4)%	(6.5)%	(1.9)%	(0.9)%	(4.4)%
Total Revenue	0.6%	(0.3)%	(2.1)%	0.8%	(1.4)%	0.5%	1.0%	(1.1)%

        We expect our consolidated internal revenue growth rate for 2014 to be approximately 0% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been stable over the past eight quarters. Volume growth in the North American Business segment has been relatively flat over this period, and, as a result, storage rental growth has been driven primarily by net price increases. Within our International Business segment, the developed markets are generating consistent low-to-mid single-digit storage rental growth while the emerging markets are producing strong double-digit storage rental growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in the North American Business segment; and (2) softness in some of our other complementary service lines, such as fulfillment services.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$625,922	$638,403	$12,481	2.0%	3.1%	20.8%	21.1%	0.3%
Facilities	421,098	413,675	(7,423)	(1.8)%	(0.9)%	14.0%	13.7%	(0.3)%
Transportation	126,023	123,179	(2,844)	(2.3)%	(1.1)%	4.2%	4.1%	(0.1)%
Product Cost of Sales and Other	104,070	113,621	9,551	9.2%	10.2%	3.5%	3.8%	0.3%

	$1,277,113	$1,288,878	$11,765	0.9%	1.9%	42.5%	42.6%	0.1%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$595,207	$625,922	$30,715	5.2%	6.8%	19.7%	20.8%	1.1%
Facilities	422,020	421,098	(922)	(0.2)%	1.2%	14.0%	14.0%	0.0%
Transportation	125,005	126,023	1,018	0.8%	2.4%	4.1%	4.2%	0.1%
Product Cost of Sales and Other	102,968	104,070	1,102	1.1%	3.0%	3.4%	3.5%	0.1%

	$1,245,200	$1,277,113	$31,913	2.6%	4.1%	41.3%	42.5%	1.2%

Labor

        Labor expense increased to 21.1% of consolidated revenues for the year ended December 31, 2013 compared to 20.8% for the year ended December 31, 2012. Labor expense for the year ended December 31, 2013 increased by 3.1% on a constant currency basis compared to the year ended December 31, 2012 primarily due to $10.7 million of incremental labor costs associated with fiscal year 2013 acquisitions, as well as $3.4 million of restructuring costs that were incurred in 2013. Labor costs were favorably impacted by 1.1 percentage points due to currency rate changes during the year ended December 31, 2013.

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

Facilities

        Facilities costs decreased to 13.7% of consolidated revenues for the year ended December 31, 2013, compared to 14.0% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by $6.0 million to $205.9 million for the year ended December 31, 2013 compared to the same period of 2012 as a result of our ongoing facility consolidation efforts. This decrease was partially offset by $4.8 million of costs associated with 2013 acquisitions. Facilities costs were favorably impacted by 0.9 percentage points due to currency rate changes during the year ended December 31, 2013.

        Facilities costs as a percentage of consolidated revenues were flat at 14.0% for the years ended December 31, 2012 and December 31, 2011. Rent expense increased by $6.5 million to $213.8 million in constant currency terms for the year ended December 31, 2012 compared to the same period in 2011, primarily due to $3.4 million of rent expense associated with our acquisitions, as well as certain facility consolidations within both our North American Business and International Business segments during the fourth quarter of fiscal year 2012. Other facilities costs decreased by approximately $2.2 million, in constant currency terms, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to reductions in insurance costs and personal property taxes. Facilities costs were favorably impacted by 1.4 percentage points due to currency rate changes during the year ended December 31, 2012.

Transportation

        Transportation expenses decreased by $1.4 million in constant currency terms during the year ended December 31, 2013 compared to the same period in 2012 as a result of a decrease in vehicle lease expense, primarily associated with our United Kingdom operations, due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being allocated to depreciation and interest. Transportation expenses were favorably impacted by 1.2 percentage points due to currency rate changes during the year ended December 31, 2013.

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

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams, particularly project revenues. For the year ended December 31, 2013, product cost of sales and other increased by $9.6 million compared to the prior year on an actual basis, primarily as a result of higher move costs associated with facility consolidations, as well as $1.5 million of incremental costs incurred associated with 2013 acquisitions. These costs were favorably impacted by 1.0 percentage points due to currency rate changes during the year ended December 31, 2013.

        For the year ended December 31, 2012, product cost of sales and other increased by $1.1 million as compared to the prior year period on an actual basis. These costs were favorably impacted by 1.9 percentage points due to currency rate changes during the year ended December 31, 2012.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$508,365	$595,699	$87,334	17.2%	18.0%	16.9%	19.7%	2.8%
Sales, Marketing & Account Management	235,449	219,143	(16,306)	(6.9)%	(6.3)%	7.8%	7.2%	(0.6)%
Information Technology	98,234	97,876	(358)	(0.4)%	0.4%	3.3%	3.2%	(0.1)%
Bad Debt Expense	8,323	11,313	2,990	35.9%	38.7%	0.3%	0.4%	0.1%

	$850,371	$924,031	$73,660	8.7%	9.4%	28.3%	30.5%	2.2%

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$470,430	$508,365	$37,935	8.1%	9.5%	15.6%	16.9%	1.3%
Sales, Marketing & Account Management	244,645	235,449	(9,196)	(3.8)%	(2.6)%	8.1%	7.8%	(0.3)%
Information Technology	110,010	98,234	(11,776)	(10.7)%	(9.3)%	3.6%	3.3%	(0.3)%
Bad Debt Expense	9,506	8,323	(1,183)	(12.4)%	(12.5)%	0.3%	0.3%	0.0%

	$834,591	$850,371	$15,780	1.9%	3.2%	27.7%	28.3%	0.6%

General and Administrative

        General and administrative expenses increased to 19.7% of consolidated revenues during the year ended December 31, 2013 compared to 16.9% in the year ended December 31, 2012. In constant currency terms, general and administrative expenses increased by $91.0 million during the year ended December 31, 2013 compared to the same period in 2012. Included in general and administrative expenses for the year ended December 31, 2013 were $82.9 million of REIT Costs, compared to $34.4 million in the comparable prior year period. The increase during the year ended December 31, 2013 compared to the same period in 2012 also included a $31.7 million increase in compensation expenses, primarily associated with restructuring costs, $5.1 million of incremental costs associated with 2013 acquisitions and a $4.8 million increase in software license fees. General and administrative expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2013.

        General and administrative expenses increased to 16.9% of consolidated revenues in the year ended December 31, 2012 compared to 15.6% in the year ended December 31, 2011. In constant currency terms, general and administrative expenses increased by 9.5% during the year ended December 31, 2012 compared to the same period in 2011. Included in general and administrative expenses for the year ended December 31, 2012 were $34.4 million of REIT Costs compared to $15.5 million in the comparable prior year period. Further contributing to the increase in 2012 was increased stock-based compensation expense of $10.6 million and a $7.4 million increase within our Latin American operations primarily associated with our 2012 acquisition in Brazil. These increases were partially offset by the reclassification of certain overhead expenses to cost of sales. General and administrative expenses were favorably impacted by 1.4 percentage points due to currency rate changes during the year ended December 31, 2012.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.2% of consolidated revenues during the year ended December 31, 2013 compared to 7.8% in the comparable prior year period. In constant currency terms, the decrease of $14.8 million during the year ended December 31, 2013 compared to the same period in 2012 is due to a $18.5 million decrease in compensation expense within our North American Business segment, primarily as a result of restructuring in the fourth quarter of 2012. This decrease was partially offset by $1.1 million of incremental costs incurred associated with 2013 acquisitions. Sales, marketing and account management expenses were favorably impacted by 0.6 percentage points due to currency rate changes during the year ended December 31, 2013.

        Sales, marketing and account management expenses decreased to 7.8% of consolidated revenues during the year ended December 31, 2012 compared to 8.1% in the same prior year period. In constant currency terms, the decrease of $6.3 million during the year ended December 31, 2012 compared to the same period in 2011 is primarily due to a $3.0 million reduction in compensation expenses, primarily associated with a decrease in commission expense within our North American Business segment, as well as a corresponding decrease in the associated payroll taxes. Sales, marketing and account management expenses were favorably impacted by 1.2 percentage points due to currency rate changes during the year ended December 31, 2012. These decreases were partially offset by restructuring costs of $3.6 million incurred within our North American Business segment during the fourth quarter of 2012.

Information Technology

        In constant currency terms, information technology expenses increased $0.4 million during the year ended December 31, 2013 compared to the same period in 2012 primarily due to incremental costs associated with 2013 acquisitions. Information technology expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2013.

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

Bad Debt Expense

        Consolidated bad debt expense for the year ended December 31, 2013 increased $3.0 million, or 35.9%, to $11.3 million (0.4% of consolidated revenues) from $8.3 million (0.3% of consolidated revenues) for the year ended December 31, 2012. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense for the year ended December 31, 2012 decreased $1.2 million, or 12.4%, to $8.3 million (0.3% of consolidated revenues) from $9.5 million (0.3% of consolidated revenues) for the year ended December 31, 2011.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $2.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations. Depreciation expense decreased $10.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, consisting of $2.1 million within our North American Business and Corporate segments associated with information technology assets reaching the end of their useful life and $7.9 million in our International Business segment primarily related to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom.

        Amortization expense increased $3.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 and increased $6.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due, in each year, to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $1.4 million for the year ended December 31, 2013 and consisted primarily of gains on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment of $2.5 million and the sale of two buildings in the United Kingdom of $1.8 million, partially offset by approximately $2.0 million of asset write-offs in North America and approximately $0.9 million of asset write-offs associated with our European operations. Consolidated loss on disposal/write-down of property, plant and equipment, net was $4.4 million for the year ended December 31, 2012 and consisted primarily of $5.5 million, $1.9 million and $0.5 million of losses associated with asset write-downs in our European operations, North American operations and Latin American operations, respectively, offset by $3.5 million of gains associated with the sale of leased vehicles in North America. Consolidated gain on disposal/write-down of property, plant and equipment, net of $2.3 million for the year ended December 31, 2011 consisted primarily of (1) a gain of approximately $3.2 million related to the disposition of a facility in Canada and (2) a gain of approximately $3.0 million on the retirement of leased vehicles accounted for as capital lease assets in North America, offset by (3) a loss associated with discontinued use of certain third-party software licenses of approximately $3.5 million (approximately $3.1 million associated with our International Business segment and approximately $0.4 million associated with our North American Business segment).

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

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors: (1) consolidated operating income decreased $64.6 million, or 11.6%, to $492.4 million (16.3% of consolidated revenues) for the year ended December 31, 2013 from $557.0 million (18.5% of consolidated revenues) for the year ended December 31, 2012; (2) consolidated Adjusted OIBDA decreased $16.3 million, or 1.8%, to $895.9 million (29.6% of consolidated revenues) for the year ended December 31, 2013 from $912.2 million (30.4% of consolidated revenues) for the year ended December 31, 2012; (3) consolidated operating income decreased $14.2 million, or 2.5%, to $557.0 million (18.5% of consolidated revenues) for the year ended December 31, 2012 from $571.2 million (18.9% of consolidated revenues) for the year ended December 31, 2011 and (4) consolidated Adjusted OIBDA decreased $38.2 million, or 4.0%, to $912.2 million (30.4% of consolidated revenues) for the year ended December 31, 2012 from $950.4 million (31.5% of consolidated revenues) for the year ended December 31, 2011.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $11.6 million to $254.2 million (8.4% of consolidated revenues) for the year ended December 31, 2013 from $242.6 million (8.1% of consolidated revenues) for the year ended December 31, 2012 primarily due to the issuance of $600.0 million in aggregate principal of the 6% Senior Notes due 2023 (the "6% Notes") by IMI in August 2013, the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 (the "Senior Subsidiary Notes") by Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") in August 2013 and the issuance of $1.0 billion in aggregate principal of the 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") in August 2012. This increase was partially offset by the early retirement in August 2013 of (1) the 175.0 million CAD of our 7 1/2% Senior Subordinated Notes due 2017 (the "Senior Subordinated Subsidiary Notes"), (2) the $50.0 million of our 8% Senior Subordinated Notes due 2018 (the "8% Notes"), (3) the $300.0 million of our 8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020") and (4) the $137.5 million of our 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes") as well as the early retirement in August 2012 of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes") and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes"). Our weighted average interest rate was 6.2% at December 31, 2013 and 6.5% at December 31, 2012.

        Consolidated interest expense, net increased $37.3 million to $242.6 million (8.1% of consolidated revenues) for the year ended December 31, 2012 from $205.3 million (6.8% of consolidated revenues) for the year ended December 31, 2011 primarily due to the issuance of $1.0 billion in aggregate principal of the 5 3/4% Notes in August 2012 and the issuance of $400.0 million in aggregate principal amount of the 7 3/4% Senior Subordinated Notes due 2019 in September 2011, as well as an increase in the average outstanding borrowings under our revolving credit facilities during the year ended December 31, 2012 compared to the same period in 2011. This increase was partially offset by the early retirement of $231.3 million of the 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during early 2011, as well as the early retirement of $320.0 million of our 6 5/8% Notes and $200.0 million of our 8 3/4% Notes in August 2012.

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2012	2013
Foreign currency transaction losses (gains), net	$10,223	$36,201	$25,978
Debt extinguishment expense, net	10,628	43,724	33,096
Other, net	(4,789)	(4,723)	66

	$16,062	$75,202	$59,140

	Year Ended December 31,
			Dollar Change
	2011	2012
Foreign currency transaction losses, net	$17,352	$10,223	$(7,129)
Debt extinguishment expense, net	993	10,628	9,635
Other, net	(5,302)	(4,789)	513

	$13,043	$16,062	$3,019

        Net foreign currency transaction losses of $36.2 million, based on period-end exchange rates, were recorded in the year ended December 31, 2013. Losses resulted primarily from changes in the exchange rate of each of the Australian dollar, Brazilian real, Russian ruble and Euro against the U.S. dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European, Australian and Brazilian subsidiaries as well as British pound sterling debt and forward currency contracts, which were partially offset by gains as a result of an Australian forward currency contract, as well as changes in the exchange rate of the British pound sterling against the U.S. dollar compared to December 31, 2012 as it relates to our intercompany balances with and between our United Kingdom subsidiaries.

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

        During the year ended December 31, 2013 we recorded a charge of $43.7 million related to the amendment of our revolving credit and term loan facilities in the third quarter of 2013, representing a write-off of deferred financing costs, and the early extinguishment of the Senior Subordinated Subsidiary Notes, the 8% Notes, the 8% Notes due 2020 and a portion of the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and deferred financing costs related to this debt. During the year ended December 31, 2012 we recorded a charge of approximately $10.6 million related to the early extinguishment of $320.0 million of the 6 5/8% Notes and $200.0 million of the 8 3/4% Notes in the third quarter of 2012. This charge consists of the call premium associated with the 8 3/4% Notes and original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes. During the year ended December 31, 2011 we recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% Notes due 2015. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% Notes due 2015. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        Other, net in the year ended December 31, 2013 consists primarily of $3.7 million of royalty income associated with the Digital Business. Other, net in the year ended December 31, 2012 consists primarily of $2.7 million of royalty income associated with the Digital Business, $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.3 million of gains related to certain marketable securities held in a trust for the benefit of employees participating in a deferred compensation plan we sponsor. Other, net for the year ended December 31, 2011 was a gain of $5.3 million, which primarily consists of a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held in our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2011, 2012 and 2013 were 30.2%, 38.5% and 38.7%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2013 were the impact from the repatriation discussed below, which increased our 2013 effective tax rate by 13.1%, and state income taxes (net of federal tax benefit). These expenses were partially offset by a favorable impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2012 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the year ended December 31, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 2.2%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was a favorable impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our Consolidated Statements of Operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate.

        During 2013, we completed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $252.7 million (approximately $65.2 million of which was previously subject to U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. As a result, we recorded an increase in our tax provision from continuing operations in the amount of approximately $63.5 million in 2013. This increase was offset by decreases of approximately $18.8 million from current year foreign tax credits and approximately $23.3 million reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of approximately $21.4 million in our tax provision from continuing operations.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2013 decreased $83.5 million, or 45.5%, to $100.0 million (3.3% of consolidated revenues) from income from continuing operations of $183.5 million (6.1% of consolidated revenues) for the year ended December 31, 2012. The decrease in income from continuing operations is primarily due to a $48.4 million increase in REIT Costs year over year, restructuring costs of $23.4 million and a $59.1 million increase in other expenses primarily associated with debt extinguishment costs and foreign exchange losses, partially offset by a lower income tax provision in 2013 compared to 2012.

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

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        (Loss) income from discontinued operations, net of tax was $(47.4) million, $(6.8) million and $0.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. During 2011, we recorded an impairment charge of $4.9 million to write-down the long-lived assets of our New Zealand operations to its estimated net realizable value, which is included in loss from discontinued operations. Additionally, we recorded a tax benefit of $7.9 million during 2011 associated with the outside tax basis of our New Zealand operations, which is also reflected in income (loss) from discontinued operations. Additionally, in conjunction with the goodwill impairment analysis performed associated with our Continental Western Europe reporting unit, we performed an impairment test on the long-lived assets of our Italian operations in the third quarter of 2011. The undiscounted cash flows from our Italian operations were lower than the carrying value of the long-lived assets of such operations and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values of $8.0 million, and certain write-downs to property, plant and equipment (primarily racking structures) long-lived assets in Italy of $6.6 million in the third quarter of 2011, which are included in loss from discontinued operations. We allocated $2.5 million of the Continental Western Europe goodwill impairment charge to our Italian operations which is included in loss from discontinued operations for the year ended December 31, 2011. During the year ended December 31, 2013, the income from discontinued operations, net of tax primarily represents the recovery of insurance proceeds in excess of carrying value associated with our Italian operations.

        Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price and a working capital adjustment. Transaction costs relating to the Digital Sale amounted to approximately $7.4 million. Additionally, $11.1 million of inducements payable to Autonomy have been netted against the proceeds in calculating the gain on the Digital Sale. Also, a tax provision of $45.1 million associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243.9 million ($198.7 million, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. We sold our New Zealand operations on October 3, 2011 and recorded a gain on the sale of discontinued operations of approximately $1.9 million during the fourth quarter of 2011. We recorded a loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) during the year ended December 31, 2012 as a result of the sale of our Italian operations.

NONCONTROLLING INTERESTS

        Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $3.5 million, $3.1 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$2,198,563	$2,180,324	$(18,239)	(0.8)%	(0.5)%	(1.5)%

Segment Adjusted OIBDA(1)	$916,196	$884,603	$(31,593)	(3.4)%	(3.1)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.7%	40.6%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$2,229,143	$2,198,563	$(30,580)	(1.4)%	(1.3)%	(1.3)%

Segment Adjusted OIBDA(1)	$961,973	$916,196	$(45,777)	(4.8)%	(4.6)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	43.2%	41.7%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the year ended December 31, 2013, revenue in our North American Business segment decreased 0.8% compared to the year ended December 31, 2012, primarily due to negative internal growth of 1.5%. For the year ended December 31, 2013, the negative internal growth was primarily driven by negative consolidated service internal growth of 4.6%, which was the result of a trend toward reduced retrieval/re-file activity and the related transportation revenues, partially offset by storage rental revenue internal growth of 0.8% in the year ended December 31, 2013 primarily related to net price increases. Adjusted OIBDA as a percentage of segment revenue declined 110 basis points in the year ended December 31, 2013 compared to the same period of 2012, primarily due to restructuring charges and costs associated with the decision to discontinue work on a data archiving solution recorded in 2013, partially offset by a decrease in compensation expense as a result of restructuring in sales, marketing and account management in the fourth quarter of 2012.

        During the year ended December 31, 2012, revenue in our North American Business segment decreased 1.4% compared to the year ended December 31, 2011, primarily due to negative internal growth of 1.3%. For the year ended December 31, 2012, the negative internal growth was driven by negative complementary service revenue internal growth of 12.0% due primarily to a decrease in the price of recycled paper and by negative core service internal growth of 3.1%, which was primarily a result of lower revenues from activity-based services. Partially offsetting the negative service growth was storage rental revenue internal growth of 2.1% in the year ended December 31, 2012, as a result of net price increases. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.1% for the year ended December 31, 2012. Adjusted OIBDA, as a percentage of segment revenue, decreased by 150 basis points in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of the decrease in recycled paper revenue as well as $6.3 million of certain costs that were reclassified into the North American Business segment from the Corporate segment in fiscal year 2012.

International Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Segment Revenue	$806,692	$845,599	$38,907	4.8%	6.8%	3.2%

Segment Adjusted OIBDA(1)	$173,620	$206,003	$32,383	18.7%	18.9%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.5%	24.4%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$785,560	$806,692	$21,132	2.7%	7.2%	2.8%

Segment Adjusted OIBDA(1)	$164,212	$173,620	$9,408	5.7%	8.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.9%	21.5%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        Reported revenues in our International Business segment increased 4.8% during the year ended December 31, 2013 compared to the year ended December 31, 2012. Internal growth for the year ended December 31, 2013 was 3.2%, supported by solid 6.2% storage rental internal growth, partially offset by negative total service internal growth of 0.5% driven by lower shredding revenues. Acquisitions contributed 3.6% to total reported revenue growth in the year ended December 31, 2013. Foreign currency fluctuations in 2013, primarily in Europe, resulted in decreased revenue in the year ended December 31, 2013, as measured in U.S. dollars, of approximately 2.0% as compared to the same prior year period. Adjusted OIBDA as a percentage of segment revenue increased in the year ended December 31, 2013 compared to the same prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

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

Corporate

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2011 to 2012	from 2012 to 2013	from 2011 to 2012	from 2012 to 2013
	2011	2012	2013
Segment Adjusted OIBDA(1)	$(175,746)	$(177,599)	$(194,725)	$(1,853)	$(17,126)	(1.1)%	(9.6)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(5.9)%	(6.4)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the year ended December 31, 2013, expenses in the Corporate segment as a percentage of consolidated revenue increased by 50 basis points compared to the year ended December 31, 2012, primarily due to an $11.7 million increase in compensation costs, primarily associated with employee compensation and restructuring costs, as well as an $8.7 million increase in professional fees and legal reserves.

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

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2011	2012	2013
Cash flows from operating activities—continuing operations	$663,514	$443,652	$506,593
Cash flows from investing activities—continuing operations	(302,213)	(394,064)	(632,750)
Cash flows from financing activities—continuing operations	(762,670)	28,269	18,564
Cash and cash equivalents at the end of year	179,845	243,415	120,526

        Net cash provided by operating activities from continuing operations was $506.6 million for the year ended December 31, 2013 compared to $443.7 million for the year ended December 31, 2012. The 14.2% year-over-year increase resulted primarily from an increase in cash provided by working capital of $84.0 million, offset by a decrease in net income, including non-cash charges and realized foreign exchange gains, of $21.0 million.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the year ended December 31, 2013 amounted to $287.3 million, $317.1 million and $30.2 million, respectively. For the year ended December 31, 2013, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions and Conversion Plan related capital expenditures, we expect our capital expenditures to be approximately $340.0 million in the year ending December 31, 2014. Included in our estimated capital expenditures for 2014 is approximately $90.0 million of real estate and approximately $5.0 million associated with the Conversion Plan.

        Net cash provided by financing activities from continuing operations was $18.6 million for the year ended December 31, 2013. During 2013, we received $782.3 million in net proceeds from the issuance of the 6% Notes by IMI and the issuance of the Senior Subsidiary Notes by Canada Company and $135.1 million of net debt proceeds primarily from our Credit Agreement (defined below). We used the proceeds from these transactions and cash on hand for the early retirement of an aggregate of $685.1 million of our 8% Notes, 8% Notes due 2020, the Senior Subordinated Subsidiary Notes and the tender of a portion of our 8 3/8% Notes and to pay dividends in the amount of $206.8 million on our common stock.

        In January 2014, in conjunction with a facility consolidation plan, we disposed of two facilities in the United Kingdom which resulted in net cash proceeds of approximately $16.5 million. We will record a gain of approximately $9.3 million within (gain)/loss on disposal/write-down of property, plant and equipment, net in the first quarter of 2014 as a result of these dispositions.

Share Repurchases and Dividends

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions in the form of cash and common stock if we are successful in converting to a REIT. In 2012 and 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of cash to stockholders by May 2012. The Conversion Plan, however, includes several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, we anticipate making E&P Distribution to stockholders of our accumulated earnings and profits which is estimated to be approximately $1.2 billion to $1.7 billion, assuming we convert to a REIT effective January 1, 2014. We expect to pay the E&P Distribution in a combination of common stock and cash, with at least 80% of the E&P Distribution in the form of common stock and up to 20% in cash. On October 11, 2012, we announced the declaration by our board of directors of a Special Dividend of $700 million payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special Dividend, which is a portion of the E&P Distribution, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date") to stockholders of record as of the Record Date. Stockholders elected to be paid their pro rata portion of the Special Dividend in all common stock or cash. The total amount of cash paid to all stockholders associated with the Special Dividend was approximately $140.0 million (including cash paid in lieu of fractional shares). Our shares of common stock were valued for purposes of the Special Dividend based upon the average closing price on the three trading days following November 14, 2012, or $32.87 per share, and we issued approximately 17.0 million shares of common stock in the Special Dividend, and the total value of common stock paid to all stockholders associated with the Special Dividend was approximately $560.0 million. These shares will impact weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. If we are successful in converting to a REIT, we anticipate that the balance of any additional E&P Distribution will be paid out over several years beginning in the year we convert to a REIT based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure during or after our first year as a REIT. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 4x–5x EBITDAR as defined in our Credit Agreement (defined below). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we have undertaken major modifications to our internal systems, including accounting, information technology and real estate, in connection with the Conversion Plan. We currently estimate that we will incur approximately $395.0 million to $425.0 million in costs to support the Conversion Plan, including approximately $210.0 million to $225.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking structures, from our current method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012 and $53.0 million paid in 2013. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified approximately $123.9 million of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) within our Consolidated Balance Sheets as of December 31, 2012. In 2013, we reclassified another $26.9 million of long-term deferred income tax liabilities to current deferred income taxes. Additionally, we currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $185.0 million to $200.0 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures, and approximately $106.3 million was incurred in 2013, including approximately $23.4 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2013 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2013, our cash and cash equivalents and restricted cash balance was $154.4 million, including money market funds and time deposits amounting to $36.6 million. A substantial portion of the money market fund is invested in U.S. Treasuries. As of December 31, 2013, we had approximately $102.9 million of our cash and cash equivalents in foreign entities (excluding foreign branches of U.S. entities). We do not intend to repatriate this cash and cash equivalents in the foreseeable future, and we have both the ability and the intent to reinvest these funds indefinitely outside the U.S. (see Note 7 to Notes to Consolidated Financial Statements).

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2013 comprised the following (in thousands):

Revolving Credit Facility(1)	$675,717
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	247,808
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	350,272
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	411,518
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(3)	187,960
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other(4)	298,447

Total Long-term Debt	4,171,722
Less Current Portion	(52,583)

Long-term Debt, Net of Current Portion	$4,119,139

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

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the Senior Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements.

(4)
Includes (a) real estate mortgages of $3.7 million, (b) capital lease obligations of $255.1 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $39.6 million.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2.0 billion. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our original credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and substantially all of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of December 31, 2013, we had $675.7 million of outstanding borrowings under the Revolving Credit Facility, $525.5 million of which was denominated in U.S. dollars, 100.0 million of which was denominated in Canadian dollars and 40.7 million of which was denominated in Euros; we also had various outstanding letters of credit totaling $3.5 million. The remaining amount available for borrowing under the Revolving Credit Facility on December 31, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), and other adjustments as defined in the Credit Agreement and current external debt, was $820.8 million. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.5% as of December 31, 2013. For the years ended December 31, 2011, 2012 and 2013, we recorded commitment fees and letters of credit fees of $2.1 million, $2.3 million and $3.2 million, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5.5 million to other expense (income), net in the third quarter of 2013 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

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

        In January 2014, we redeemed the 150.0 million British pounds sterling (approximately $248.0 million) in aggregate principal amount outstanding of our 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as amended in 2013, uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 as of December 31, 2013 (compared to a maximum allowable ratio of 6.5), and its net secured debt lease adjusted leverage ratio was 2.2 as of December 31, 2013 (compared to a maximum allowable ratio of 4.0). IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.3 and 5.1 as of December 31, 2012 and 2013, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement, as amended in 2013, fixed charge coverage ratio was 2.5 as of December 31, 2013, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In October 2013, in order to further enhance our existing operations in the U.S., we acquired Cornerstone, a national, full solution records and information-management company, in a cash transaction for a purchase price of approximately $191.0 million. Included in the purchase price is approximately $9.0 million held in escrow to secure indemnification obligations and certain working capital adjustments.

        In December 2013, in order to enhance our existing operations in China, we acquired Databox Records Management, a storage rental and records management business, for a purchase price of approximately $8.6 million.

        During the first quarter of 2014, in order to further enhance our international operations, we acquired, for an aggregate purchase price of approximately $39.6 million, Tape Management Services Pty Ltd, a data management company with operations in Australia, and RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a records and information management company with operations in Turkey.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2013 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$255,124	$45,230	$66,962	$41,636	$101,296
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,918,865	255,161	694,354	367,470	2,601,880
Interest Payments(1)	1,801,481	237,698	450,176	409,276	704,331
Operating Lease Obligations(2)	2,436,167	228,763	423,955	386,464	1,396,985
Purchase and Asset Retirement Obligations	73,379	44,453	12,299	2,828	13,799

Total(3)	$8,485,016	$811,305	$1,647,746	$1,207,674	$4,818,291

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2013; see Note 4 to Notes to Consolidated Financial Statements. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $18.1 million in total (including $4.2 million, $9.4 million, $3.7 million and $0.8 million, in less than 1 year, 1–3 years, 3–5 years and more than 5 years, respectively).

(3)
The table above excludes $51.1 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. If we convert to a REIT, we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short-term, to fund the costs of the Conversion Plan.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70.3 million ($24.6 million, tax effected) at December 31, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $2.7 million (net of federal tax benefit), which expire in 2014 through 2025, subject to a valuation allowance of approximately 45%. We have assets for foreign net operating losses of $53.8 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $10.2 million, which will begin to expire in 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2013 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2013, our cash and cash equivalents and restricted cash balance was $154.4 million, including money market funds and time deposits amounting to $36.6 million. A substantial portion of the money market fund is invested in U.S. Treasuries.

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

        As of December 31, 2013, we had $676.7 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2.73%, and $3,495.0 million of fixed rate debt outstanding. As of December 31, 2013, approximately 84% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2013 would have been reduced by approximately $3.3 million. See Note 4 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2013.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or Iron Mountain Information Management, LLC, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Continental Europe and Canada. Specifically, through our 150.0 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255.0 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 200.0 million CAD denominated 6 1/8% Senior Notes due 2021. This creates a tax efficient natural currency hedge. We designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $5.3 million ($3.2 million, net of tax) of foreign exchange losses related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2013. As of December 31, 2013, cumulative net gains of $7.5 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have also entered into a number of separate forward contracts to hedge our exposures to British pounds sterling, Australian dollars and Euros. As of December 31, 2013, we had (1) outstanding forward contracts to purchase $206.1 million U.S. dollars and sell 127.5 million British pounds sterling to hedge our intercompany exposures with our European operations; (2) an outstanding forward contract to purchase $62.3 million U.S. dollars and sell 70.0 million Australian dollars to hedge our intercompany exposures with our Australian subsidiary and (3) outstanding forward contracts to purchase 93.0 million Euros and sell $127.2 million U.S. dollars to hedge our intercompany exposures with our United Kingdom operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation through other expense (income), net. During the year ended December 31, 2013, there was $7.0 million in net cash receipts included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. We recorded net gains in connection with these forward contracts of $3.0 million, including an unrealized foreign exchange gain of $0.1 million related to the Australian dollar forward contracts, and an unrealized foreign exchange loss of $4.5 million related to certain British pound sterling forward contracts and an unrealized foreign exchange loss of $1.1 million related to the Euro forward contract in other expense (income), net in the accompanying statement of operations as of December 31, 2013, respectively. As of December 31, 2013, except as noted above, our currency exposures to intercompany balances are not hedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2013 functional currencies, relative to the U.S. dollar, would result in a reduction in our equity of approximately $68.0 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2013 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2014

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (our "Proxy Statement").

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

PART IV

Item 15. Exhibits and Financial Statements.

(a)
Financial Statements filed as part of this report:

(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2014

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$243,415	$120,526
Restricted cash	33,612	33,860
Accounts receivable (less allowances of $25,209 and $34,645 as of December 31, 2012 and 2013, respectively)	572,200	616,797
Deferred income taxes	10,152	17,623
Prepaid expenses and other	164,713	144,801

Total Current Assets	1,024,092	933,607
Property, Plant and Equipment:
Property, plant and equipment	4,443,323	4,631,067
Less—Accumulated depreciation	(1,965,596)	(2,052,807)

Property, Plant and Equipment, net	2,477,727	2,578,260
Other Assets, net:
Goodwill	2,334,759	2,463,352
Customer relationships and acquisition costs	456,120	605,484
Deferred financing costs	43,850	45,607
Other	21,791	26,695

Total Other Assets, net	2,856,520	3,141,138

Total Assets	$6,358,339	$6,653,005

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$92,887	$52,583
Accounts payable	168,120	216,456
Accrued expenses	426,813	461,338
Deferred revenue	217,133	228,724

Total Current Liabilities	904,953	959,101
Long-term Debt, net of current portion	3,732,116	4,119,139
Other Long-term Liabilities	62,917	68,219
Deferred Rent	97,356	104,244
Deferred Income Taxes	398,549	344,468
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 190,005,788 shares and 191,426,920 shares as of December 31, 2012 and 2013, respectively)	1,900	1,914
Additional paid-in capital	942,199	980,164
Retained earnings	185,558	73,920
Accumulated other comprehensive items, net	20,314	(8,660)

Total Iron Mountain Incorporated Stockholders' Equity	1,149,971	1,047,338

Noncontrolling Interests	12,477	10,496

Total Equity	1,162,448	1,057,834

Total Liabilities and Equity	$6,358,339	$6,653,005

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Storage rental	$1,682,990	$1,733,138	$1,784,721
Service	1,331,713	1,272,117	1,241,202

Total Revenues	3,014,703	3,005,255	3,025,923
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,245,200	1,277,113	1,288,878
Selling, general and administrative	834,591	850,371	924,031
Depreciation and amortization	319,499	316,344	322,037
Intangible impairments	46,500	—	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,286)	4,400	(1,417)

Total Operating Expenses	2,443,504	2,448,228	2,533,529
Operating Income (Loss)	571,199	557,027	492,394
Interest Expense, Net (includes Interest Income of $2,313, $2,418 and $4,208 in 2011, 2012 and 2013, respectively)	205,256	242,599	254,174
Other Expense (Income), Net	13,043	16,062	75,202

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	352,900	298,366	163,018
Provision (Benefit) for Income Taxes	106,488	114,873	63,057

Income (Loss) from Continuing Operations	246,412	183,493	99,961
(Loss) Income from Discontinued Operations, Net of Tax	(47,439)	(6,774)	831
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	200,619	(1,885)	—

Net Income (Loss)	399,592	174,834	100,792
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4,054	3,126	3,530

Net Income (Loss) Attributable to Iron Mountain Incorporated	$395,538	$171,708	$97,262

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.27	$1.06	$0.52

Total Income (Loss) from Discontinued Operations	$0.79	$(0.05)	$0.00

Net Income (Loss) Attributable to Iron Mountain Incorporated	$2.03	$0.99	$0.51

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.26	$1.05	$0.52

Total Income (Loss) from Discontinued Operations	$0.78	$(0.05)	$0.00

Net Income (Loss) Attributable to Iron Mountain Incorporated	$2.02	$0.98	$0.51

Weighted Average Common Shares Outstanding—Basic	194,777	173,604	190,994

Weighted Average Common Shares Outstanding—Diluted	195,938	174,867	192,412

Dividends Declared per Common Share	$0.9375	$5.1200	$1.0800

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2011	2012	2013
Net Income (Loss)	$399,592	$174,834	$100,792
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(32,616)	23,186	(31,532)
Market Value Adjustments for Securities, Net of Tax	—	—	926

Total Other Comprehensive (Loss) Income	(32,616)	23,186	(30,606)

Comprehensive Income (Loss)	366,976	198,020	70,186
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,123	3,795	1,898

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$363,853	$194,225	$68,288

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2010	$1,952,865	200,064,066	$2,001	$1,228,655	$685,310	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $919	102,986	3,930,318	39	102,947	—	—	—
Stock repurchases	(988,318)	(31,853,418)	(319)	(987,999)	—	—	—
Parent cash dividends declared	(178,281)	—	—	—	(178,281)	—	—
Currency translation adjustment	(32,616)	—	—	—	—	(31,685)	(931)
Net income (loss)	399,592	—	—	—	395,538	—	4,054
Noncontrolling interests equity contributions	215	—	—	—	—	—	215
Noncontrolling interests dividends	(2,187)	—	—	—	—	—	(2,187)

Balance, December 31, 2011	1,254,256	172,140,966	1,721	343,603	902,567	(2,203)	8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,045	73,453	1,958,690	20	73,433	—	—	—
Shares issued in connection with Special Dividend (see Note 13)	—	17,009,281	170	559,840	(560,010)	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(328,707)	—	—	—	(328,707)	—	—
Currency translation adjustment	23,186	—	—	—	—	22,517	669
Net income (loss)	174,834	—	—	—	171,708	—	3,126
Noncontrolling interests equity contributions	836	—	—	—	—	—	836
Noncontrolling interests dividends	(1,722)	—	—	—	—	—	(1,722)
Purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, December 31, 2012	1,162,448	190,005,788	1,900	942,199	185,558	20,314	12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,389	50,479	1,421,132	14	50,465	—	—	—
Parent cash dividends declared	(208,900)	—	—	—	(208,900)	—	—
Currency translation adjustment	(31,532)	—	—	—	—	(29,900)	(1,632)
Market value adjustments for securities, net of tax	926	—	—	—	—	926	—
Net income (loss)	100,792	—	—	—	97,262	—	3,530
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(2,270)	—	—	—	—	—	(2,270)
Purchase of noncontrolling interests	(14,852)	—	—	(12,500)	—	—	(2,352)

Balance, December 31, 2013	$1,057,834	191,426,920	$1,914	$980,164	$73,920	$(8,660)	$10,496

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$399,592	$174,834	$100,792
Loss (Income) from discontinued operations	47,439	6,774	(831)
(Gain) Loss on sale of discontinued operations	(200,619)	1,885	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	290,638	280,598	282,856
Amortization (includes deferred financing costs and bond discount of $6,318, $6,948 and $7,258 in 2011, 2012 and 2013, respectively)	35,179	42,694	46,439
Intangible impairments	46,500	—	—
Stock-based compensation expense	17,250	30,360	30,354
Provision (Benefit) for deferred income taxes	3,389	(77,201)	(99,432)
Loss on early extinguishment of debt, net	993	10,628	43,318
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,286)	4,400	(1,417)
Foreign currency transactions and other, net	24,298	11,764	63,648
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(20,799)	(17,964)	(33,181)
Prepaid expenses and other	5,299	(58,400)	48,302
Accounts payable	7,069	(706)	24,168
Accrued expenses and deferred revenue	15,629	34,995	(6,420)
Other assets and long-term liabilities	(6,057)	(1,009)	7,997

Cash Flows from Operating Activities-Continuing Operations	663,514	443,652	506,593
Cash Flows from Operating Activities-Discontinued Operations	(48,076)	(10,916)	953

Cash Flows from Operating Activities	615,438	432,736	507,546
Cash Flows from Investing Activities:
Capital expenditures	(209,155)	(240,683)	(287,295)
Cash paid for acquisitions, net of cash acquired	(75,246)	(125,134)	(317,100)
Investment in restricted cash	(5)	1,498	(248)
Additions to customer relationship and acquisition costs	(21,703)	(28,872)	(30,191)
Investment in joint ventures	(335)	(2,330)	—
Proceeds from sales of property and equipment and other, net	4,231	1,457	2,084

Cash Flows from Investing Activities-Continuing Operations	(302,213)	(394,064)	(632,750)
Cash Flows from Investing Activities-Discontinued Operations	380,721	(6,136)	(4,937)

Cash Flows from Investing Activities	78,508	(400,200)	(637,687)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,017,174)	(2,844,693)	(5,526,672)
Proceeds from revolving credit and term loan facilities and other debt	2,170,979	2,731,185	5,661,750
Early retirement of senior subordinated notes	(231,255)	(525,834)	(685,134)
Net proceeds from sales of senior subordinated notes	394,000	985,000	—
Net proceeds from sales of senior notes	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	698	480	(18,236)
Stock repurchases	(984,953)	(38,052)	—
Parent cash dividends	(172,616)	(318,845)	(206,798)
Proceeds from exercise of stock options and employee stock purchase plan	85,742	40,244	17,664
Excess tax benefits from stock-based compensation	919	1,045	2,389
Payment of debt financing costs	(9,010)	(2,261)	(8,706)

Cash Flows from Financing Activities-Continuing Operations	(762,670)	28,269	18,564
Cash Flows from Financing Activities-Discontinued Operations	(1,138)	(39)	—

Cash Flows from Financing Activities	(763,808)	28,230	18,564
Effect of Exchange Rates on Cash and Cash Equivalents	(8,986)	2,804	(11,312)

(Decrease) Increase in Cash and Cash Equivalents	(78,848)	63,570	(122,889)
Cash and Cash Equivalents, Beginning of Period	258,693	179,845	243,415

Cash and Cash Equivalents, End of Period	$179,845	$243,415	$120,526

Supplemental Information:
Cash Paid for Interest	$203,035	$231,936	$243,380

Cash Paid for Income Taxes	$147,998	$228,607	$125,624

Non-Cash Investing and Financing Activities:
Capital Leases	$30,090	$54,518	$48,488

Accrued Capital Expenditures	$43,696	$51,114	$79,153

Dividends Payable	$43,180	$53,042	$55,142

Unsettled Purchases of Parent Common Stock	$3,364	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013
(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI") and its subsidiaries ("we" or "us"). We store records, primarily paper documents and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

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
  Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

agreement was $33,612 and $33,860 as of December 31, 2012 and 2013, respectively, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  d.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $17,352, $10,223 and $36,201 for the years ended December 31, 2011, 2012 and 2013, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2012 and 2013, none of our derivative instruments contained credit-risk related contingent features.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Building and building improvements	5 to 40 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter
Racking	1 to 20 years
Warehouse equipment and vehicles	1 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2012	2013
Land	$199,354	$203,423
Buildings and building improvements	1,217,107	1,283,458
Leasehold improvements	461,927	499,906
Racking	1,481,377	1,536,212
Warehouse equipment/vehicles	366,754	365,171
Furniture and fixtures	81,093	53,590
Computer hardware and software	526,973	511,927
Construction in progress	108,738	177,380

	$4,443,323	$4,631,067

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2012 and 2013, we capitalized $26,755 and $39,487 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the years ended December 31, 2011, 2012 and 2013, we wrote-off $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

segment), $1,110 associated with our North American Business segment and $1,100 associated with our North American Business segment, respectively, of previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment, net in the accompanying Consolidated Statements of Operations.

        Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through accretion expense (included in depreciation expense) such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2012	2013
Asset Retirement Obligations, beginning of the year	$10,116	$10,982
Liabilities Incurred	389	480
Liabilities Settled	(785)	(687)
Accretion Expense	1,056	1,123
Foreign Currency Exchange Movement	206	(89)

Asset Retirement Obligations, end of the year	$10,982	$11,809

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2011, 2012 and 2013 and noted no impairment of goodwill at those dates. However, as a result of interim triggering events as discussed below, we recorded a provisional goodwill impairment charge in the third quarter of 2011 associated with our Continental Western Europe (as defined below) operations. This provisional goodwill impairment charge was finalized in the fourth quarter of 2011. As of December 31, 2013, no factors were identified that would alter our October 1, 2013 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded at that time that we had three reporting units within our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Continental Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Continental Western Europe and Central Europe in the third quarter of 2011, as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Continental Western Europe and Central Europe reporting units and noted no impairment, except for our Italian operations, which was included in our Continental Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 14. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Continental Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46,500 included as a component of intangible impairments from continuing operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011. A tax benefit of approximately $5,449 was recorded associated with the Continental Western Europe goodwill impairment charge for the year ended December 31, 2011 and is included in the provision (benefit) for income taxes from continuing operations in the accompanying Consolidated Statements of Operations. See Note 14 for the portion of the charge allocated to our Italian operations based on a relative fair value basis.

        In 2012, we reorganized the management and reporting structure of our international operations. As a result of the management and reporting changes, we concluded that we have the following six reporting units: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe in which we operate, excluding Russia and the Ukraine ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and the Ukraine ("Emerging Market Joint Ventures"). As of December 31, 2012, the carrying value of goodwill, net

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

amounted to $1,762,307, $365,303, $87,492, $56,893 and $62,764 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2012 and 2013. As of December 31, 2013, the carrying value of goodwill, net amounted to $1,849,440, $375,954, $88,599, $93,149 and $56,210 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2013 that exceeded their carrying values by greater than 15%.

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

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2012 and 2013 is as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2011	$2,010,241	$564,044	$2,574,285
Deductible goodwill acquired during the year	7,605	32,609	40,214
Non-deductible goodwill acquired during the year	—	18,079	18,079
Currency effects	6,125	16,796	22,921

Gross Balance as of December 31, 2012	2,023,971	631,528	2,655,499
Deductible goodwill acquired during the year	50,057	13,983	64,040
Non-deductible goodwill acquired during the year	42,583	35,129	77,712
Fair value and other adjustments	8,930	(408)	8,522 (1)
Currency effects	(15,191)	(6,897)	(22,088)

Gross Balance as of December 31, 2013	$2,110,350	$673,335	$2,783,685

Accumulated Amortization Balance as of December 31, 2011	$261,362	$58,655	$320,017
Currency effects	302	421	723

Accumulated Amortization Balance as of December 31, 2012	261,664	59,076	320,740
Currency effects	(754)	347	(407)

Accumulated Amortization Balance as of December 31, 2013	$260,910	$59,423	$320,333

Net Balance as of December 31, 2012	$1,762,307	$572,452	$2,334,759

Net Balance as of December 31, 2013	$1,849,440	$613,912	$2,463,352

Accumulated Goodwill Impairment Balance as of December 31, 2012	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of December 31, 2013	$85,909	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $8,446 in net adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $76 of cash paid related to acquisitions made in previous years.
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Consolidated gain on disposal/write-down of property, plant and equipment, net of $2,286 in the year ended December 31, 2011 consisted primarily of a gain of approximately $3,200 related to the disposition of a facility in Canada and a gain of approximately $3,000 on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment, offset by a loss associated with discontinued use of certain third-party software licenses of approximately $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business segment). Consolidated loss on disposal/write-down of property, plant and equipment, net was $4,400 in the year ended December 31, 2012 and consisted primarily of approximately $5,500, $1,900 and $500 of asset write-offs in Europe, North America and Latin America, respectively, partially offset by approximately $3,500 of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment. Consolidated gain on disposal/write-down of property, plant and equipment, net was $1,417 in the year ended December 31, 2013 and consisted primarily of gains of approximately $2,500 on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment and the sale of two buildings in the United Kingdom of approximately $1,800, partially offset by approximately $2,000 of asset write-offs in North America and approximately $900 of asset write-offs associated with our European operations.

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts are capitalized. Initial costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 26 years at December 31, 2013), and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 10 years (weighted average of five years at December 31, 2013) to the storage and service revenue line items in the accompanying Consolidated Statements of Operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from 10 to 30 years (weighted average of 21 years at December 31, 2013). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from five to 10 years (weighted average of seven years at December 31, 2013).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2012	2013
Customer relationship and acquisition costs	$685,898	$879,378
Other intangible assets (included in other assets, net)	9,778	9,475
Accumulated Amortization
Customer relationship and acquisition costs	$229,778	$273,894
Other intangible assets (included in other assets, net)	5,875	7,305

        The amortization expense for the years ended December 31, 2011, 2012 and 2013 are as follows:

	Year Ended December 31,
	2011	2012	2013
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	$27,900	$34,806	$37,725
Amortization expense offsetting revenues	10,100	10,784	11,788
Other intangible assets:
Amortization expense included in depreciation and amortization	961	940	1,456

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $6,821, $6,666, $5,925, $4,886 and $4,853 for 2014, 2015, 2016, 2017 and 2018, respectively) for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2014	$46,606	$7,466
2015	46,295	6,403
2016	46,068	4,854
2017	44,373	2,917
2018	43,703	2,228
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2012 and 2013, gross carrying amount of deferred financing costs was $63,649 and $62,418, respectively, and accumulated amortization of those costs was $19,799 and $16,811, respectively, and was recorded in other assets, net in the accompanying Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  k.
  Prepaid Expenses and Accrued Expenses

        Prepaid expenses and accrued expenses with items greater than 5% of total current assets and liabilities shown separately, respectively, consist of the following:

	December 31,
	2012	2013
Income tax receivable	$68,312	$31,915
Other	96,401	112,886

Prepaid expenses	$164,713	$144,801

	December 31,
	2012	2013
Interest	$64,227	$71,971
Payroll and vacation	80,931	91,519
Incentive compensation	63,828	58,562
Dividend	53,042	55,142
Self-insured liabilities (Note 10.b.)	34,806	32,850
Other	129,979	151,294

Accrued expenses	$426,813	$461,338

  l.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

  n.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the 2003 employee stock purchase plan and the 2013 employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 was $17,510, including $260 in discontinued operations, ($8,834 after tax or $0.05 per basic and diluted share), $30,360 ($23,437 after tax or $0.14 per basic and $0.13 per diluted share) and $30,354 ($22,085 after tax or $0.12 per basic and $0.11 per diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Year Ended December 31,
	2011	2012	2013
Cost of sales (excluding depreciation and amortization)	$914	$1,392	$293
Selling, general and administrative expenses	16,336	28,968	30,061

Total stock-based compensation	$17,250	$30,360	$30,354

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $919, $1,045 and $2,389 for the years ended December 31, 2011, 2012 and 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2013, ten-year vesting options represented 7.5% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2013, three-year vesting options represented 20.5% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        In December 2008, we amended each of the Iron Mountain Incorporated 2002 Stock Incentive Plan, the Iron Mountain Incorporated 1997 Stock Option Plan and the LiveVault Corporation 2001 Stock Incentive Plan (each a "Plan") to provide that any unvested options and other awards granted under each respective Plan shall vest immediately should an employee be terminated by the Company, or terminate his or her own employment for good reason (as defined in each Plan), in connection with a vesting change in control (as defined in each Plan). The Mimosa Systems, Inc. 2009 Equity Incentive Plan and the Mimosa Systems, Inc. 2003 Stock Plan were similarly amended in June 2010.

        A total of 38,917,411 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2013 was 5,814,061.

        The weighted average fair value of options granted in 2011, 2012 and 2013 was $7.42, $7.00 and $7.69 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2011	2012	2013
Expected volatility	33.4%	33.8%	33.8%
Risk-free interest rate	2.40%	1.24%	1.13%
Expected dividend yield	3%	3%	3%
Expected life	6.3 years	6.3 years	6.3 years

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

        A summary of option activity for the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,908,102	$23.39
Granted	261,698	33.03
Exercised	(895,372)	22.30
Forfeited	(121,006)	21.81
Expired	(7,683)	28.71

Outstanding at December 31, 2013	5,145,739	$24.09	4.69	$33,618

Options exercisable at December 31, 2013	3,779,348	$23.66	4.10	$25,990

Options expected to vest	1,193,816	$25.37	6.91	$6,605

        The following table provides the aggregate intrinsic value of stock options exercised for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Aggregate intrinsic value of stock options exercised	$37,901	$15,859	$11,024

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Restricted Stock and Restricted Stock Units

        Under our various equity compensation plans, we may also grant restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three to five year vesting period from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $1,378 and $1,854 of cash dividends on RSUs for the years ended December 31, 2012 and 2013, respectively. We paid approximately $58 and $820 of cash dividends on RSUs for the years ended December 31, 2012 and 2013, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSU activity for the year ended December 31, 2013 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,303,664	$29.89
Granted	758,799	29.75
Vested	(555,776)	29.94
Forfeited	(71,457)	30.62

Non-vested at December 31, 2013	1,435,230	$29.76

        The total fair value of restricted stock vested for the years ended December 31, 2011, 2012 and 2013 was $13, $1 and $1, respectively. The total fair value of RSUs vested for the years ended December 31, 2011, 2012 and 2013 was $931, $8,296 and $16,638, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of performance units ("PUs"). For the majority of PUs, the number of PUs earned is determined based on our performance against predefined calendar year targets of revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of the one-year performance period. Certain PUs granted in 2013 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. Employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant, or (3) a maximum of three years. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $369 and $681 of cash dividends on PUs for the years ended December 31, 2012 and 2013, respectively.

        In 2011, 2012 and 2013, we issued 154,239, 221,781 and 198,869 PUs, respectively. For PUs that are earned based on our performance against revenue growth and ROIC targets during the one-year performance period, we forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each of the awards. For the 2013 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. No PUs vested during 2011. The total fair value of earned PUs that vested during the years ended December 31, 2012 and 2013 was $4,285 and $2,962, respectively. There were no cash dividends paid on PUs for the years ended December 31, 2011, 2012 and 2013. As of December 31, 2013, we expected 70.0% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2013.

        A summary of PU activity for the year ended December 31, 2013 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	236,093	(4,447)	231,646	$29.12
Granted	198,869	(25,536)	173,333	38.81
Vested	(94,019)	6,251	(87,768)	33.74
Forfeited	(6,395)	—	(6,395)	30.77

Non-vested at December 31, 2013	334,548	(23,732)	310,816	$33.18

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2011, 2012 and 2013, there were 154,559 shares, 151,285 shares and 144,432 shares, respectively, purchased under the ESPP. Our prior ESPP was replaced subsequent to the expiration of our June 1 offering on November 29, 2013, by the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan, which was approved by our stockholders at the 2013 Annual Meeting of Stockholders held on June 6, 2013. As of December 31, 2013, we have 1,000,000 shares available under the ESPP.

        As of December 31, 2013, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $41,877 and is expected to be recognized over a weighted-average period of 2.0 years.

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

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2011	2012	2013
Income (loss) from continuing operations	$246,412	$183,493	$99,961

Total income (loss) from discontinued operations (see Note 14)	$153,180	$(8,659)	$831

Net income (loss) attributable to Iron Mountain Incorporated	$395,538	$171,708	$97,262

Weighted-average shares—basic	194,777,000	173,604,000	190,994,000
Effect of dilutive potential stock options	1,060,477	914,308	995,836
Effect of dilutive potential restricted stock, RSUs and PUs	100,136	349,128	422,045

Weighted-average shares—diluted	195,937,613	174,867,436	192,411,881

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.27	$1.06	$0.52

Total income (loss) from discontinued operations (see Note 14)	$0.79	$(0.05)	$0.00

Net income (loss) attributable to Iron Mountain Incorporated—basic	$2.03	$0.99	$0.51

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.26	$1.05	$0.52

Total income (loss) from discontinued operations (see Note 14)	$0.78	$(0.05)	$0.00

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$2.02	$0.98	$0.51

Antidilutive stock options, RSUs and PUs, excluded from the calculation	3,973,760	1,286,150	903,416

  q.
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2011	$20,747	$39,343	$9,506	$(205)	$(46,114)	$23,277
2012	23,277	39,723	8,323	977	(47,091)	25,209
2013	25,209	49,483	11,321	3,612	(54,980)	34,645

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
  r.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2012 and 2013 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, and one global bank and one "Triple A" rated money market fund, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2012 and 2013, our cash and cash equivalents and restricted cash balance was $277,027 and $154,386, respectively, including money market funds and time deposits amounting to $218,629 and $36,613, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

  s.
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

DECEMBER 31, 2013
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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and 2013, respectively:

		Fair Value Measurements at December 31, 2012 Using
Description	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$68,800	$—		$68,800		$—
Time Deposits(1)	149,829	—		149,829		—
Trading Securities	11,071	10,525	(2)	546	(1)	—
Derivative Liabilities(3)	1,522	—		1,522		—

		Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$33,860	$—		$33,860		$—
Time Deposits(1)	2,753	—		2,753		—
Trading Securities	13,386	12,785	(2)	601	(1)	—
Derivative Assets(3)	72	—		72		—
Derivative Liabilities(3)	5,592	—		5,592		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling, Euros and Australian dollars. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

non-recurring basis for the years ended December 31, 2011, 2012 and 2013, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.g.

  t.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2012 and 2013, the fair value of the money market and mutual funds included in this trust amounted to $11,071 and $13,386, respectively, and were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying Consolidated Statements of Operations realized and unrealized net losses of $321, net gains of $1,292 and net gains of $2,283 for the years ended December 31, 2011, 2012 and 2013, respectively.

  u.
  Investments

        As of December 31, 2013, we had investments in joint ventures in Iron Mountain A/S of 32% (Denmark) and in Katalyst Data Management LLC and Katalyst Data Management GP, Inc. (formerly Kelman Technologies Inc.) of 25% (U.S. and Canada). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31, 2012 and 2013, the carrying value related to our equity investments was $398 and $455, respectively, included in other assets in the accompanying Consolidated Balance Sheets. Additionally, we have a 4% investment in Crossroads Systems, Inc. (U.S.) and its carrying value as of December 31, 2013 was $1,404.

  v.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31,
	2012	2013
Foreign currency translation adjustments	$20,314	$(9,586)
Market value adjustments for securities, net of tax	0	926

	$20,314	$(8,660)

  w.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2011	2012	2013
Foreign currency transaction losses (gains), net	$17,352	$10,223	$36,201
Debt extinguishment expense, net	993	10,628	43,724
Other, net	(5,302)	(4,789)	(4,723)

	$13,043	$16,062	$75,202

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling, Australian dollars and Euros. As of December 31, 2013, we had (1) outstanding forward contracts to purchase $206,069 U.S. dollars and sell 127,500 British pounds sterling to hedge our intercompany exposures with our United Kingdom operations; (2) an outstanding forward contract to purchase $62,300 U.S. dollars and sell 70,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary and (3) outstanding forward contracts to purchase 93,000 Euros and sell $127,219 U.S. dollars to hedge our intercompany exposures with our United Kingdom operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the years ended December 31, 2011, 2012 and 2013, there was $1,092 in net cash disbursements, $9,116 in net cash disbursements and $6,954 in net cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

        Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2012 and 2013 and their gains and losses for the years ended December 31, 2011, 2012 and 2013:

	Asset Derivatives
	December 31,
	2012		2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$72

Total		$—		$72

	Liability Derivatives
	December 31,
	2012		2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$1,522	Accrued expenses	$5,592

Total		$1,522		$5,592

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2012	2013
Foreign exchange contracts	Other (income) expense, net	$(1,209)	$13,007	$(2,955)

Total		$(1,209)	$13,007	$(2,955)

        We have designated a portion of our 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2011, 2012 and 2013, we designated on average 86,750, 101,167 and 106,525 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $8,634 ($5,411, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the year ended December 31, 2011. We recorded foreign exchange losses of $4,408 ($2,668, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the year ended December 31, 2012. We recorded foreign exchange losses of $5,311 ($3,238, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the year ended December 31, 2013. As of December 31, 2013, cumulative net gains of $7,484, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

4. Debt

        Long-term debt comprised the following:

	December 31, 2012		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$55,500	$55,500	$675,717	$675,717
Term Loan Facility(1)	462,500	462,500	—	—
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	242,813	242,813	247,808	248,117
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Senior Subordinated Subsidiary Notes")(2)(4)	175,875	181,591	—	—
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,834	56,052	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	335,152	341,753	350,272	355,071
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	451,000	400,000	446,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	317,250	—	—
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,518	610,500	411,518	444,470
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(2)(4)	—	—	187,960	187,960
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	—	—	600,000	614,820
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,012,500	1,000,000	930,000
Real Estate Mortgages, Capital Leases and Other(5)	254,811	254,811	298,447	298,447

Total Long-term Debt	3,825,003		4,171,722
Less Current Portion	(92,887)		(52,583)

Long-term Debt, Net of Current Portion	$3,732,116		$4,119,139

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under these debt instruments. The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2012 and 2013, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

4. Debt (Continued)

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2012 and 2013, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)
Canada Company is the direct obligor on the Senior Subordinated Subsidiary Notes and Senior Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements.

(5)
Includes (a) real estate mortgages of $4,305 and $3,704 as of December 31, 2012 and 2013, respectively, which bear interest at rates ranging from 4.6% to 7.0% and are payable in various installments through 2021, (b) capital lease obligations of $235,826 and $255,124 as of December 31, 2012 and 2013, respectively, which bear a weighted average interest rate of 5.8% as of December 31, 2013 and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $14,680 and $39,619 as of December 31, 2012 and 2013, respectively, and bear a weighted average interest rate of 14.3% as of December 31, 2013. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.
  a.
  Revolving Credit Facility

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2,000,000. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our original credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and substantially all of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

4. Debt (Continued)

Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of December 31, 2013, we had $675,717 of outstanding borrowings under the Revolving Credit Facility, $525,538 of which was denominated in U.S. dollars, 100,000 of which was denominated in Canadian dollars and 40,715 of which was denominated in Euros; we also had various outstanding letters of credit totaling $3,460. The remaining amount available for borrowing under the Revolving Credit Facility on December 31, 2013, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), and other adjustments as defined in the Credit Agreement and current external debt, was $820,823. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.5% as of December 31, 2013. For the years ended December 31, 2011, 2012 and 2013,we recorded commitment fees and letters of credit fees of $2,123, $2,306 and $3,167, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5,544 to other expense (income), net in the third quarter of 2013 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as amended in 2013, uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 as of December 31, 2013 (compared to a maximum allowable ratio of 6.5), and its net secured debt lease adjusted leverage ratio was 2.2 as of December 31, 2013 (compared to a maximum allowable ratio of 4.0). IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.3 and 5.1 as of December 31, 2012 and 2013, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement, as amended in 2013, fixed charge coverage ratio was 2.5 as of December 31, 2013, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

  b.
  Notes Issued under Indentures

        As of December 31, 2013, we had seven series of senior subordinated or senior notes issued under various indentures, six of which are direct obligations of the parent company, IMI; one (the Senior Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement, except the 6% Notes and the Senior Subsidiary Notes which are pari passu with the Credit Agreement:

  •
  150,000 British pounds sterling principal amount of notes maturing on April 15, 2014 and bearing interest at a rate of 7 1/4% per annum, payable semi-annually in arrears on April 15 and October 15 (see Note 16);

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

  •
  $412,500 principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 8 3/8% per annum, payable semi-annually in arrears on February 15 and August 15;

  •
  200,000 CAD principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on February 15 and August 15 (the Senior Subsidiary Notes);

  •
  $600,000 principal amount of notes maturing on August 15, 2023 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on February 15 and August 15; and

  •
  $1,000,000 principal amount of notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15.

        The Parent Notes and the Senior Subsidiary Notes are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by the Guarantors. These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior or senior subordinated notes. Additionally, IMI guarantees the Senior Subsidiary Notes. Canada Company does not guarantee the Parent Notes.

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

        In August 2013, we redeemed (1) the 175,000 CAD aggregate principal amount outstanding of our Senior Subordinated Subsidiary Notes at 102.5% of par, plus accrued and unpaid interest, (2) the $50,000 aggregate principal amount outstanding of our 8% Notes at 102.7% of par, plus accrued and unpaid interest, (3) the $300,000 aggregate principal amount outstanding of our 8% Notes due 2020 at 104.0% of par, plus accrued and unpaid interest, and (4) $137,500 aggregate principal amount outstanding of our 8 3/8% Notes at 109.8% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $38,118 related to the early extinguishment of this debt in the third quarter of 2013. This charge consists of call and tender premiums, original issue discounts and deferred financing costs related to this debt.

        In August 2012, we redeemed (1) the $320,000 aggregate principal amount outstanding of the 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes") at 100% of par, plus accrued and unpaid interest, and (2) the $200,000 aggregate principal amount outstanding of the 8 3/4% Senior

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

4. Debt (Continued)

Subordinated Notes due 2018 (the "8 3/4% Notes") at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10,628 related to the early extinguishment of this debt in the third quarter of 2012. This charge consists of the call premium, original issue discounts and deferred financing costs related to this debt.

        We recorded a charge of $1,843 to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of this debt. This gain consists of original issue premiums, net of deferred financing costs related to this debt.

        Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

        The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	7 1/4% Notes April 15,	6 3/4% Notes October 15,	7 3/4% Notes October 1,	8 3/8% Notes August 15,	Senior Subsidiary Notes August 15,	6% Notes August 15,	5 3/4% Notes August 15,
2013	100.000%	101.125%	—	—	—	—	—
2014	100.000%	100.000%	—	104.188%	—	—	—
2015	—	100.000%	103.875%	102.792%	—	—	—
2016	—	100.000%	101.938%	101.396%	—	—	—
2017	—	100.000%	100.000%	100.000%	103.063%	—	102.875%
2018	—	100.000%	100.000%	100.000%	101.531%	103.000%	101.917%
2019	—	—	100.000%	100.000%	100.000%	102.000%	100.958%
2020	—	—	—	100.000%	100.000%	101.000%	100.000%
2021	—	—	—	100.000%	100.000%	100.000%	100.000%
2022	—	—	—	—	—	100.000%	100.000%
2023	—	—	—	—	—	100.000%	100.000%
2024	—	—	—	—	—	—	100.000%

        Prior to August 15, 2014, the 8 3/8% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to October 1, 2015, the 7 3/4% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

4. Debt (Continued)

        Prior to August 15, 2017, the 5 3/4% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2017, the Senior Subsidiary Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2018, the 6% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

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

        Maturities of long-term debt are as follows:

Year	Amount
2014	$300,391
2015	47,969
2016	713,347
2017	31,140
2018	377,966
Thereafter	2,703,176

4,173,989
Net Premiums (Discounts)	(2,267)

Total Long-term Debt (including current portion)	$4,171,722

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2012 and 2013 and for the years ended December 31, 2011, 2012 and 2013 and are prepared on the same basis as the consolidated financial statements.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

        In July 2013, certain of Canada Company's operating subsidiaries (the "Amalgamated Entities") were amalgamated into Canada Company and, as part of our proposed conversion to a real estate investment trust ("REIT"), Canada Company contributed certain assets and liabilities into two newly-formed wholly owned entities (the "Canadian Subsidiaries"). The assets, liabilities, equity, results of operations and cash flows of the Amalgamated Entities, previously presented within the Non-Guarantors column, are now presented within the Canada Company column. The assets, liabilities, equity, results of operations and cash flows of the Canadian Subsidiaries, previously presented within the Canada Company column, are now presented within the Non-Guarantors column.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

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

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

 CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$1,243	$10,366	$1,094	$107,823	$—	$120,526
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	358,118	38,928	219,751	—	616,797
Intercompany Receivable	761,501	—	1,607	—	(763,108)	—
Other Current Assets	1,120	98,717	5,995	56,622	(30)	162,424

Total Current Assets	797,724	467,201	47,624	384,196	(763,138)	933,607
Property, Plant and Equipment, Net	1,019	1,569,248	172,246	835,747	—	2,578,260
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,775,570	1,000	2,672	—	(1,779,242)	—
Investment in Subsidiaries	1,570,505	1,313,835	31,130	70,788	(2,986,258)	—
Goodwill	—	1,638,534	187,259	637,559	—	2,463,352
Other	38,862	376,939	11,257	250,842	(114)	677,786

Total Other Assets, Net	3,384,937	3,330,308	232,318	959,189	(4,765,614)	3,141,138

Total Assets	$4,183,680	$5,366,757	$452,188	$2,179,132	$(5,528,752)	$6,653,005

Liabilities and Equity
Intercompany Payable	$—	$581,029	$—	$182,079	$(763,108)	$—
Current Portion of Long-term Debt	—	30,236	—	22,377	(30)	52,583
Total Other Current Liabilities	125,705	530,169	29,513	221,131	—	906,518
Long-term Debt, Net of Current Portion	3,009,597	508,382	289,105	312,055	—	4,119,139
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,772,144	—	6,098	(1,779,242)	—
Other Long-term Liabilities	40	392,545	31,652	92,808	(114)	516,931
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,047,338	1,552,252	101,918	1,332,088	(2,986,258)	1,047,338
Noncontrolling Interests	—	—	—	10,496	—	10,496

Total Equity	1,047,338	1,552,252	101,918	1,342,584	(2,986,258)	1,057,834

Total Liabilities and Equity	$4,183,680	$5,366,757	$452,188	$2,179,132	$(5,528,752)	$6,653,005

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,132,743	$126,088	$424,159	$—	$1,682,990
Service	—	833,652	—	498,061	—	1,331,713

Total Revenues	—	1,966,395	126,088	922,220	—	3,014,703
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	2,000	760,300	27,220	455,680	—	1,245,200
Selling, General and Administrative	(1,885)	548,848	19,505	268,123	—	834,591
Depreciation and Amortization	457	192,551	12,751	113,740	—	319,499
Intangible Impairments	—	—	—	46,500	—	46,500
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,120)	(3,512)	2,346	—	(2,286)

Total Operating Expenses	572	1,500,579	55,964	886,389	—	2,443,504

Operating (Loss) Income	(572)	465,816	70,124	35,831	—	571,199
Interest Expense (Income), Net	173,738	(24,055)	37,578	17,995	—	205,256
Other (Income) Expense, Net	(3,944)	7,561	314	9,112	—	13,043

(Loss) Income from Continuing Operations
Before Provision (Benefit) for Income Taxes	(170,366)	482,310	32,232	8,724	—	352,900
Provision (Benefit) for Income Taxes	—	86,139	14,266	6,083	—	106,488
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(565,904)	18,569	(8,994)	(17,966)	574,295	—

Income (Loss) from Continuing Operations	395,538	377,602	26,960	20,607	(574,295)	246,412
(Loss) Income from Discontinued Operations, Net of Tax	—	(17,350)	—	(30,089)	—	(47,439)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	198,735	—	1,884	—	200,619

Net Income (Loss)	395,538	558,987	26,960	(7,598)	(574,295)	399,592
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,054	—	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$395,538	$558,987	$26,960	$(11,652)	$(574,295)	$395,538

Net Income (Loss)	$395,538	$558,987	$26,960	$(7,598)	$(574,295)	$399,592
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,412	(97)	(5,852)	(32,079)	—	(32,616)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(37,097)	(36,443)	—	(5,852)	79,392	—

Total Other Comprehensive (Loss) Income	(31,685)	(36,540)	(5,852)	(37,931)	79,392	(32,616)

Comprehensive Income (Loss)	363,853	522,447	21,108	(45,529)	(494,903)	366,976
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,123	—	3,123

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$363,853	$522,447	$21,108	$(48,652)	$(494,903)	$363,853

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,156,681	$130,825	$445,632	$—	$1,733,138
Service	—	784,068	—	488,049	—	1,272,117

Total Revenues	—	1,940,749	130,825	933,681	—	3,005,255
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	761,092	27,881	488,140	—	1,277,113
Selling, General and Administrative	220	591,092	17,741	241,318	—	850,371
Depreciation and Amortization	320	192,304	12,797	110,923	—	316,344
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(966)	84	5,282	—	4,400

Total Operating Expenses	540	1,543,522	58,503	845,663	—	2,448,228

Operating (Loss) Income	(540)	397,227	72,322	88,018	—	557,027
Interest Expense (Income), Net	196,423	(17,117)	36,114	27,179	—	242,599
Other Expense (Income), Net	32,161	(3,842)	(37)	(12,220)	—	16,062

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(229,124)	418,186	36,245	73,059	—	298,366
Provision (Benefit) for Income Taxes	—	86,549	12,768	15,556	—	114,873
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(400,832)	(73,625)	(5,273)	(23,477)	503,207	—

Income (Loss) from Continuing Operations	171,708	405,262	28,750	80,980	(503,207)	183,493
Income (Loss) from Discontinued Operations, Net of Tax	—	430	—	(7,204)	—	(6,774)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	171,708	405,692	28,750	71,891	(503,207)	174,834
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,126	—	3,126

Net Income (Loss) Attributable to Iron Mountain Incorporated	$171,708	$405,692	$28,750	$68,765	$(503,207)	$171,708

Net Income (Loss)	$171,708	$405,692	$28,750	$71,891	$(503,207)	$174,834
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,668)	(212)	8,012	18,054	—	23,186
Equity in Other Comprehensive Income (Loss) of Subsidiaries	25,185	25,421	—	8,012	(58,618)	—

Total Other Comprehensive Income (Loss)	22,517	25,209	8,012	26,066	(58,618)	23,186

Comprehensive Income (Loss)	194,225	430,901	36,762	97,957	(561,825)	198,020
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,795	—	3,795

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$194,225	$430,901	$36,762	$94,162	$(561,825)	$194,225

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,174,978	$129,987	$479,756	$—	$1,784,721
Service	—	755,390	35,119	450,693	—	1,241,202
Intercompany Service	—	—	—	32,810	(32,810)	—

Total Revenues	—	1,930,368	165,106	963,259	(32,810)	3,025,923
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	771,271	27,354	490,253	—	1,288,878
Intercompany Service Cost of Sales	—	—	32,810	—	(32,810)	—
Selling, General and Administrative	227	655,052	15,792	252,960	—	924,031
Depreciation and Amortization	319	195,794	12,383	113,541	—	322,037
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	5	(100)	21	(1,343)	—	(1,417)

Total Operating Expenses	551	1,622,017	88,360	855,411	(32,810)	2,533,529

Operating (Loss) Income	(551)	308,351	76,746	107,848	—	492,394
Interest Expense (Income), Net	206,682	(19,731)	40,537	26,686	—	254,174
Other Expense (Income), Net	54,144	1,283	5,410	14,365	—	75,202

(Loss) Income from Continuing Operations
Before Provision (Benefit) for Income Taxes	(261,377)	326,799	30,799	66,797	—	163,018
(Benefit) Provision for Income Taxes	(16)	34,267	12,361	16,445	—	63,057
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(358,623)	(63,775)	(5,681)	(18,438)	446,517	—

Income (Loss) from Continuing Operations	97,262	356,307	24,119	68,790	(446,517)	99,961
Income (Loss) from Discontinued Operations, Net of Tax	—	(529)	—	1,360	—	831

Net Income (Loss)	97,262	355,778	24,119	70,150	(446,517)	100,792
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,530	—	3,530

Net Income (Loss) Attributable to Iron Mountain Incorporated	$97,262	$355,778	$24,119	$66,620	$(446,517)	$97,262

Net Income (Loss)	$97,262	$355,778	$24,119	$70,150	$(446,517)	$100,792
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,237)	1,177	(11,096)	(18,376)	—	(31,532)
Market Value Adjustments for Securities, Net of Tax	—	926	—	—	—	926
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(25,737)	(26,862)	(4,037)	(11,096)	67,732	—

Total Other Comprehensive (Loss) Income	(28,974)	(24,759)	(15,133)	(29,472)	67,732	(30,606)

Comprehensive Income (Loss)	68,288	331,019	8,986	40,678	(378,785)	70,186
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,898	—	1,898

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$68,288	$331,019	$8,986	$38,780	$(378,785)	$68,288

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(162,478)	$698,033	$30,871	$97,088	$—	$663,514
Cash Flows from Operating Activities-Discontinued Operations	—	(47,166)	—	(910)	—	(48,076)

Cash Flows from Operating Activities	(162,478)	650,867	30,871	96,178	—	615,438
Cash Flows from Investing Activities:
Capital expenditures	—	(114,768)	(13,001)	(81,386)	—	(209,155)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,810)	—	(75,246)
Intercompany loans to subsidiaries	1,469,788	(79,808)	—	—	(1,389,980)	—
Investment in subsidiaries	(12,595)	(12,595)	—	—	25,190	—
Investment in restricted cash	(5)	—	—	—	—	(5)
Additions to customer relationship and acquisition costs	—	(15,700)	(462)	(5,541)	—	(21,703)
Investment in joint ventures	—	—	—	(335)	—	(335)
Proceeds from sales of property and equipment and other, net	—	363	4,568	(700)	—	4,231

Cash Flows from Investing Activities-Continuing Operations	1,457,188	(227,886)	(8,953)	(157,772)	(1,364,790)	(302,213)
Cash Flows from Investing Activities-Discontinued Operations	—	371,365	—	9,356	—	380,721

Cash Flows from Investing Activities	1,457,188	143,479	(8,953)	(148,416)	(1,364,790)	78,508
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,458,628)	(87,888)	(74,458)	—	(2,017,174)
Proceeds from revolving credit and term loan facilities and other debt	—	2,014,500	89,838	66,641	—	2,170,979
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Net proceeds from sales of senior subordinated notes	394,000	—	—	—	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	698	—	698
Intercompany loans from parent	—	(1,465,465)	12,439	63,046	1,389,980	—
Equity contribution from parent	—	12,595	—	12,595	(25,190)	—
Stock repurchases	(984,953)	—	—	—	—	(984,953)
Parent cash dividends	(172,616)	—	—	—	—	(172,616)
Proceeds from exercise of stock options and employee stock purchase plan	85,742	—	—	—	—	85,742
Excess tax benefits from stock-based compensation	919	—	—	—	—	919
Payment of debt financing costs	(828)	(8,182)	—	—	—	(9,010)

Cash Flows from Financing Activities-Continuing Operations	(1,305,191)	(905,180)	14,389	68,522	1,364,790	(762,670)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(1,138)	—	(1,138)

Cash Flows from Financing Activities	(1,305,191)	(905,180)	14,389	67,384	1,364,790	(763,808)
Effect of exchange rates on cash and cash equivalents	—	—	(4,080)	(4,906)	—	(8,986)

(Decrease) Increase in cash and cash equivalents	(10,481)	(110,834)	32,227	10,240	—	(78,848)
Cash and cash equivalents, beginning of period	13,909	121,584	37,718	85,482	—	258,693

Cash and cash equivalents, end of period	$3,428	$10,750	$69,945	$95,722	$—	$179,845

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Investing Activities-Continued Operations	$(195,478)	$496,542	$37,299	$105,289	$—	$443,652
Cash Flows from Investing Activities-Discontinued Operations	—	(8,814)	—	(2,102)	—	(10,916)

Cash Flows from Operating Activities	(195,478)	487,728	37,299	103,187	—	432,736
Cash Flows from Investing Activities:
Capital expenditures	—	(134,852)	(8,454)	(97,377)	—	(240,683)
Cash paid for acquisitions, net of cash acquired	—	(28,126)	—	(97,008)	—	(125,134)
Intercompany loans to subsidiaries	88,376	(110,142)	—	—	21,766	—
Investment in subsidiaries	(37,572)	(37,572)	—	—	75,144	—
Investment in restricted cash	1,498	—	—	—	—	1,498
Additions to customer relationship and acquisition costs	—	(23,543)	(2,132)	(3,197)	—	(28,872)
Investment in joint ventures	(2,330)	—	—	—	—	(2,330)
Proceeds from sales of property and equipment and other, net	—	(1,739)	5	3,191	—	1,457

Cash Flows from Investing Activities-Continuing Operations	49,972	(335,974)	(10,581)	(194,391)	96,910	(394,064)
Cash Flows from Investing Activities-Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	49,972	(337,956)	(10,581)	(198,545)	96,910	(400,200)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,774,070)	(58)	(70,565)	—	(2,844,693)
Proceeds from revolving credit and term loan facilities and other debt	—	2,680,107	—	51,078	—	2,731,185
Early retirement of senior subordinated notes	(525,834)	—	—	—	—	(525,834)
Net proceeds from sales of senior subordinated notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	480	—	480
Intercompany loans from parent	—	(89,878)	4,861	106,783	(21,766)	—
Equity contribution from parent	—	37,572	—	37,572	(75,144)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(318,845)	—	—	—	—	(318,845)
Proceeds from exercise of stock options and employee stock purchase plan	40,244	—	—	—	—	40,244
Excess tax benefits from stock-based compensation	1,045	—	—	—	—	1,045
Payment of debt finacing costs	(1,480)	(781)	—	—	—	(2,261)

Cash Flows from Financing Activities-Continuing Operations	142,078	(147,050)	4,803	125,348	(96,910)	28,269
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	142,078	(147,050)	4,803	125,309	(96,910)	28,230
Effect of exchange rates on cash and cash equivalents	—	—	1,880	924	—	2,804

(Decrease) Increase in cash and cash equivalents	(3,428)	2,722	33,401	30,875	—	63,570
Cash and cash equivalents, beginning of period	3,428	10,750	69,945	95,722	—	179,845

Cash and cash equivalents, end of period	$—	$13,472	$103,346	$126,597	$—	$243,415

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Investing Activities-Continued Operations	$(195,786)	$528,011	$28,580	$145,788	$—	$506,593
Cash Flows from Investing Activities-Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(195,786)	527,882	28,580	146,870	—	507,546
Cash Flows from Investing Activities:
Capital expenditures	—	(180,047)	(6,534)	(100,714)	—	(287,295)
Cash paid for acquisitions, net of cash acquired	—	(212,042)	—	(105,058)	—	(317,100)
Intercompany loans to subsidiaries	387,299	398,299	—	—	(785,598)	—
Investment in subsidiaries	(63,149)	(63,149)	—	—	126,298	—
Investment in restricted cash	(248)	—	—	—	—	(248)
Additions to customer relationship and acquisition costs	—	(18,083)	(498)	(11,610)	—	(30,191)
Proceeds from sales of property and equipment and other, net	—	54	(3,175)	5,205	—	2,084

Cash Flows from Investing Activities-Continuing Operations	323,902	(74,968)	(10,207)	(212,177)	(659,300)	(632,750)
Cash Flows from Investing Activities-Discontinued Operations	—	(4,937)	—	—	—	(4,937)

Cash Flows from Investing Activities	323,902	(79,905)	(10,207)	(212,177)	(659,300)	(637,687)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(5,077,356)	(341,336)	(107,980)	—	(5,526,672)
Proceeds from revolving credit and term loan facilities and other debt	—	4,948,691	438,188	274,871	—	5,661,750
Early retirement of senior subordinated notes	(514,239)	—	(170,895)	—	—	(685,134)
Net proceeds from sales of senior notes	591,000	—	191,307	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(14,852)	—	—	(3,384)	—	(18,236)
Intercompany loans from parent	—	(379,910)	(232,436)	(173,252)	785,598	—
Equity contribution from parent	—	63,149	—	63,149	(126,298)	—
Parent cash dividends	(206,798)	—	—	—	—	(206,798)
Proceeds from exercise of stock options and employee stock purchase plan	17,664	—	—	—	—	17,664
Excess tax benefits from stock-based compensation	2,389	—	—	—	—	2,389
Payment of debt finacing costs	(2,037)	(5,657)	(750)	(262)	—	(8,706)

Cash Flows from Financing Activities-Continuing Operations	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Effect of exchange rates on cash and cash equivalents	—	—	(4,703)	(6,609)	—	(11,312)

Increase (Decrease) in cash and cash equivalents	1,243	(3,106)	(102,252)	(18,774)	—	(122,889)
Cash and cash equivalents, beginning of period	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of period	$1,243	$10,366	$1,094	$107,823	$—	$120,526

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2011, 2012 and 2013 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of approximately $80,000, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage rental and records and information management services. The terms of the purchase and sale agreement also required a second payment based upon the audited financial results of the joint venture. This payment of $42,259 was based upon a formula defined in the purchase and sale agreement and was paid in the second quarter of 2011. Additionally, in July 2012, we paid $2,500 of contingent consideration based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774, and the fair value on the date of the acquisition of such interest of the additional 80% interest was approximately $11,694 and resulted in a gain being recorded to other (income) expense, net of approximately $5,920 in the year ended December 31, 2011. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the 80% equity interest purchased by 40%, which represents management's estimate of the control premium paid, in order to derive the fair value of $11,694 for the 20% noncontrolling equity interest which we previously held. We determined that a 40% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Polish entity and publicly available market data. One of the members of our board of directors and several of his family members held an indirect equity interest in one of the stockholders that received proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid (including the contingent consideration discussed above).

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a storage rental and records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79,000 ($75,000, net of cash acquired). Included in the purchase price is approximately $8,000 being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. In 2013, approximately $1,500 of the escrow funds were released to the Sellers in connection with the final working capital adjustment. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing in April 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG), which provides storage rental and records and information management services, in a stock transaction for a cash purchase price of approximately $21,600. The carrying value of the 15% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $1,700 as of the date of acquisition, and the fair value on the date of the acquisition of such interest was approximately $2,700. This resulted in a gain being recorded to other income (expense), net of approximately $1,000 in the second quarter of 2012. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the controlling interest purchased by 30%, which represents management's estimate of the control premium paid, in order to derive the fair value of $2,700 for the 15% noncontrolling equity interest which we previously held. We determined the 30% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Swiss entity and other publicly available market data.

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

        In October 2013, in order to further enhance our existing operations in the U.S., we acquired Cornerstone Records Management, LLC and its affiliates, a national, full solution records and information-management company, in a cash transaction for a purchase price of approximately $191,000. Included in the purchase price is approximately $9,000 held in escrow to secure indemnification obligations and certain working capital adjustments.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2011		2012	2013
Cash Paid (gross of cash acquired)	$80,439	(1)	$131,972	$321,121	(1)
Contingent Consideration	2,900		—	—
Fair Value of Previously Held Equity Interest	11,694		4,265	—
Fair Value of Noncontrolling Interest	—		1,000	—

Total Consideration	95,033		137,237	321,121
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	7,918		18,998	28,532
Property, Plant and Equipment(2)	6,002		11,794	44,681
Customer Relationship Assets(3)	59,100		59,479	173,733
Other Assets	653		4,620	68
Liabilities Assumed and Deferred Income Taxes(4)	(15,245)		(15,947)	(67,645)

Total Fair Value of Identifiable Net Assets Acquired	58,428		78,944	179,369

Goodwill Initially Recorded	$36,605		$58,293	$141,752

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2013 are contingent and other payments of $132 and $76, respectively related to acquisitions made in the current and previous years.

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2011, 2012 and 2013 was 20 years, 17 years and 22 years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        Allocations of the purchase price for acquisitions completed in 2013 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. The purchase price allocations of the 2013 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2013
Deferred Tax Assets:
Accrued liabilities	$87,109	$71,831
Deferred rent	19,772	25,624
Net operating loss carryforwards	64,796	81,124
Foreign tax credits	44,315	10,229
Stock compensation	15,703	16,745
Federal benefit of unrecognized tax benefits	7,844	20,263
Other	21,126	23,938
Valuation allowance	(76,050)	(40,278)

	184,615	209,476
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(254,156)	(367,936)
Plant and equipment, principally due to differences in depreciation	(318,856)	(168,385)

	(573,012)	(536,321)

Net deferred tax liability	$(388,397)	$(326,845)

        The current and noncurrent deferred tax assets (liabilities) are presented below:

	December 31,
	2012	2013
Deferred tax assets	$54,409	$65,332
Deferred tax liabilities	(44,257)	(47,709)

Current deferred tax assets, net	$10,152	$17,623

Deferred tax assets	$130,206	$144,144
Deferred tax liabilities	(528,755)	(488,612)

Noncurrent deferred tax liabilities, net	$(398,549)	$(344,468)

        As of December 31, 2012 and 2013, we have reclassified approximately $123,946 and $26,916, respectively, of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) in the accompanying Consolidated Balance Sheets related to the depreciation recapture associated with our characterization of certain racking structures as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our potential conversion to a REIT.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70,329 ($24,615, tax effected) at December 31, 2013 to reduce future federal taxable income. We have assets for state net operating losses of $2,738 (net of federal tax benefit), which expire in 2014 through 2025, subject to a valuation allowance of approximately 45%. We have assets for foreign net operating losses of $53,771, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $10,229, which will begin to expire in 2024.

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Additions	Other Deductions	Balance at End of the Year
2011	$72,229	$9,844	$—	$(9,834)	$72,239
2012	72,239	2,274	1,537	—	76,050
2013	76,050	(27,186)	—	(8,586)	40,278

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our ESPP for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $919, $1,045 and $2,389 for the years ended December 31, 2011, 2012 and 2013, respectively.

        The components of income (loss) from continuing operations before provision (benefit) for income taxes are:

	Year Ended December 31,
	2011	2012	2013
U.S.	$313,530	$191,175	$65,230
Canada	48,327	44,358	39,038
Other Foreign	(8,957)	62,833	58,750

	$352,900	$298,366	$163,018

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2011	2012	2013
Federal—current	$47,523	$134,231	$92,657
Federal—deferred	25,708	(57,166)	(64,441)
State—current	23,828	25,466	10,232
State—deferred	(1,093)	(15,134)	(8,056)
Foreign—current	31,748	32,377	59,600
Foreign—deferred	(21,226)	(4,901)	(26,935)

	$106,488	$114,873	$63,057

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2011, 2012 and 2013, respectively, is as follows:

	Year Ended December 31,
	2011	2012	2013
Computed "expected" tax provision	$123,515	$104,428	$57,057
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	16,301	6,946	4,212
Increase in valuation allowance (net operating losses)	12,601	9,045	2,832
Decrease in valuation allowance (foreign tax credits)	(2,757)	(6,771)	(30,018)
Foreign repatriation	—	—	44,751
Foreign restructuring	—	—	17,691
Impairment of assets and other transaction costs	10,254	3,045	6,576
Reserve accrual (reversal) and audit settlements (net of federal tax benefit)	(32,989)	8,266	(16,322)
Foreign tax rate differential	(34,867)	(30,798)	(33,852)
Disallowed foreign interest and Subpart F income	5,663	15,242	9,708
Other, net	8,767	5,470	422

	$106,488	$114,873	$63,057

        Our effective tax rates for the years ended December 31, 2011, 2012 and 2013 were 30.2%, 38.5% and 38.7%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed REIT conversion. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2013 were the impact from the repatriation discussed below, which increased our 2013 effective tax rate by 13.1%, and state income taxes (net of federal tax benefit). These expenses were partially offset by a favorable impact provided by the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2012 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the year ended December 31, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 2.2%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was a favorable impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal tax benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our Consolidated Statements of Operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate.

        During 2013, we completed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $252,700 (approximately $65,200 of which was previously subject to U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. As a result, we recorded an increase in our tax provision from continuing operations in the amount of $63,504 in 2013. This increase was offset by decreases of $18,753 from current year foreign tax credits and $23,301 reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of $21,450 in our tax provision from continuing operations.

        After the repatriation, we have a net tax over book outside basis difference related to our foreign subsidiaries. We do not expect this net basis difference to reverse in the foreseeable future and we intend to reinvest any future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. We have instances where we have book over tax outside basis differences for certain foreign subsidiaries. These basis differences arose primarily through undistributed book earnings of such foreign subsidiaries of $52,103 and could be reversed through a sale of such foreign subsidiaries, the receipt of dividends from such subsidiaries or certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on these book over tax outside basis differences because of the complexities of the hypothetical calculation. We may record additional deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the U.S. Internal Revenue Service (the "IRS") with regard to our private letter ruling requests, finalization of countries to be included in our plan to convert to a REIT,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

shareholder approval of certain modifications to our corporate charter and final board of director approval of our conversion to a REIT.

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

        On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the "Code"), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for our tax year beginning on January 1, 2014. Early adoption is available, and as such, we intend to elect early adoption of the regulations. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations' provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income over a four-year period beginning in 2013. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. We do not believe these regulations will have a material impact on our consolidated results of operations, cash flows and financial position.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded a decrease of $(8,477), an increase of $1,257 and an increase of $1,459 for gross interest and penalties for the years ended December 31, 2011, 2012 and 2013, respectively. We had $3,554 and $4,874 accrued for the payment of interest and penalties as of December 31, 2012 and 2013, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2006 to present	Canada
2010 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. The 2009, 2010, 2011 and 2012 tax years remain subject to examination for U.S. federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 1998, 1999, and 2000 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2012 and 2013, we had $37,563 and $51,146, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2010	$59,891
Gross additions based on tax positions related to the current year	6,593
Gross additions for tax positions of prior years	6,437
Gross reductions for tax positions of prior years	(30,316)
Lapses of statutes	(6,268)
Settlements	(4,929)

Gross tax contingencies—December 31, 2011	$31,408
Gross additions based on tax positions related to the current year	6,598
Gross additions for tax positions of prior years	3,912
Gross reductions for tax positions of prior years	(427)
Lapses of statutes	(2,829)
Settlements	(1,099)

Gross tax contingencies—December 31, 2012	$37,563
Gross additions based on tax positions related to the current year	5,985
Gross additions for tax positions of prior years	20,275
Gross reductions for tax positions of prior years	(1,370)
Lapses of statutes	(1,312)
Settlements	(9,995)

Gross tax contingencies—December 31, 2013	$51,146

        The reversal of these reserves of $51,146 ($32,496 net of federal tax benefit) as of December 31, 2013 will be recorded as a reduction of our income tax provision if sustained. We believe that it is reasonably possible that an amount up to approximately $2,800 of our unrecognized tax positions may be recognized by the end of 2014 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2012
Total revenues	$746,498	$752,165	$748,125	$758,467
Operating income (loss)	141,813	158,687	153,966	102,561
Income (Loss) from continuing operations	61,073	41,441	53,719	27,260
Total (loss) income from discontinued operations	(5,093)	(2,524)	32	(1,074)
Net income (loss)	55,980	38,917	53,751	26,186
Net income (loss) attributable to Iron Mountain Incorporated	55,350	38,055	52,809	25,494 (1)
Earnings (Losses) per Share-Basic
Income (Loss) per share from continuing operations	0.36	0.24	0.31	0.15
Total (loss) income per share from discontinued operations	(0.03)	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.32	0.22	0.31	0.14
Earnings (Losses) per Share-Diluted
Income (Loss) per share from continuing operations	0.35	0.24	0.31	0.15
Total (loss) income per share from discontinued operations	(0.03)	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.32	0.22	0.31	0.14
2013
Total revenues	$747,031	$754,721	$755,639	$768,532
Operating income (loss)	122,842	131,869	140,283	97,400
Income (Loss) from continuing operations	18,350	27,538	5,528	48,545
Total income (loss) from discontinued operations	2,184	(98)	(571)	(684)
Net income (loss)	20,534	27,440	4,957	47,861
Net income (loss) attributable to Iron Mountain Incorporated	19,386	26,564	4,047	47,265 (2)
Earnings (Losses) per Share-Basic
Income (Loss) per share from continuing operations	0.10	0.14	0.03	0.25
Total (loss) income per share from discontinued operations	0.01	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.10	0.14	0.02	0.25
Earnings (Losses) per Share-Diluted
Income (Loss) per share from continuing operations	0.10	0.14	0.03	0.25
Total (loss) income per share from discontinued operations	0.01	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.10	0.14	0.02	0.25

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

(2)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2013 compared to the third quarter of 2013 is primarily attributable to a benefit for income taxes recorded in the fourth quarter of 2013 compared to a provision recorded in the third quarter of 2013 for a net benefit of approximately $50,200 as well as a decrease in other expenses, net of approximately $34,700 primarily as a result of debt extinguishment charges recorded in the third quarter of 2013 of approximately $43,600 that did not repeat in the fourth quarter of 2013 offset by an increase in foreign exchange transaction losses of approximately $11,000. Offsetting these benefits was a decrease in operating income of approximately $42,900. The decrease in operating income is primarily attributable to: (1) $18,700 of restructuring costs associated with our organizational realignment, (2) $11,200 of facilities costs primarily associated with facility consolidation, (3) $8,100 of other cost increases, including costs associated with recent acquisitions and executing our strategy, (4) $3,600 of increased depreciation and amortization, primarily related to business acquisitions, (5) $3,000 in sales, marketing and account management costs within our North American Business segment (primarily associated with sales commissions), (6) $2,200 of increased bad debt expense and (7) $2,000 of charitable contributions, partially offset by a $7,100 decrease in REIT Costs (defined at Note 9) incurred in the fourth quarter compared to the third quarter of 2013.

9. Segment Information

        Our reportable operating segments and Corporate are described as follows:

  •
  North American Business—storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection & Recovery"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records or DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

9. Segment Information (Continued)

    based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
2011
Total Revenues	$2,229,143	$785,560	$—	$3,014,703
Depreciation and Amortization	180,763	104,815	33,921	319,499
Depreciation	168,549	88,432	33,657	290,638
Amortization	12,214	16,383	264	28,861
Adjusted OIBDA	961,973	164,212	(175,746)	950,439
Total Assets(1)	4,194,850	1,646,701	199,707	6,041,258
Expenditures for Segment Assets	139,079	152,064	14,961	306,104
Capital Expenditures	117,338	76,856	14,961	209,155
Cash Paid for Acquisitions, Net of Cash Acquired	5,436	69,810	—	75,246
Additions to Customer Relationship and Acquisition Costs	16,305	5,398	—	21,703
2012
Total Revenues	2,198,563	806,692	—	3,005,255
Depreciation and Amortization	181,607	103,393	31,344	316,344
Depreciation	168,896	80,493	31,209	280,598
Amortization	12,711	22,900	135	35,746
Adjusted OIBDA	916,196	173,620	(177,599)	912,217
Total Assets(1)	4,304,340	1,854,050	199,949	6,358,339
Expenditures for Segment Assets	177,687	191,360	25,642	394,689
Capital Expenditures	123,882	91,159	25,642	240,683
Cash Paid for Acquisitions, Net of Cash Acquired	28,126	97,008	—	125,134
Additions to Customer Relationship and Acquisition Costs	25,679	3,193	—	28,872
2013
Total Revenues	2,180,324	845,599	—	3,025,923
Depreciation and Amortization	185,744	105,485	30,808	322,037
Depreciation	170,900	81,279	30,677	282,856
Amortization	14,844	24,206	131	39,181
Adjusted OIBDA	884,603	206,003	(194,725)	895,881
Total Assets(1)	4,433,428	2,015,412	204,165	6,653,005
Expenditures for Segment Assets	367,321	218,903	48,362	634,586
Capital Expenditures	136,698	102,235	48,362	287,295
Cash Paid for Acquisitions, Net of Cash Acquired	212,042	105,058	—	317,100
Additions to Customer Relationship and Acquisition Costs	18,581	11,610	—	30,191

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Year Ended December 31,
	2011	2012	2013
Adjusted OIBDA	$950,439	$912,217	$895,881
Less: Depreciation and Amortization	319,499	316,344	322,037
Intangible Impairments (See Note 2.g. and Note 14)	46,500	—	—
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(2,286)	4,400	(1,417)
REIT Costs(1)	15,527	34,446	82,867
Interest Expense, Net	205,256	242,599	254,174
Other Expense (Income), Net	13,043	16,062	75,202

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$352,900	$298,366	$163,018

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2011	2012	2013
Revenues:
United States	$1,984,805	$1,949,979	$1,939,607
United Kingdom	307,905	290,044	275,343
Canada	244,337	248,583	240,716
Other International	477,656	516,649	570,257

Total Revenues	$3,014,703	$3,005,255	$3,025,923

Long-lived Assets:
United States	$3,306,574	$3,359,560	$3,645,211
United Kingdom	529,239	529,336	520,255
Canada	434,517	445,699	413,821
Other International	856,478	999,652	1,140,111

Total Long-lived Assets	$5,126,808	$5,334,247	$5,719,398

        Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2011	2012	2013
Revenues:
Records Management(1)(2)	$2,183,154	$2,193,602	$2,228,862
Data Management(1)(3)	522,632	543,426	544,023
Information Destruction(1)(4)	308,917	268,227	253,038

Total Revenues	$3,014,703	$3,005,255	$3,025,923

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the Destruction service offering, which does not have a storage component.

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

DECEMBER 31, 2013
(In thousands, except share and per share data)

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense (including common area maintenance charges) under all of our operating leases was $242,954, $250,986 and $244,390 for the years ended December 31, 2011, 2012 and 2013, respectively. Included in total rent expense was sublease income of $2,974, $3,407 and $3,109 for the years ended December 31, 2011, 2012 and 2013, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

	Operating Lease Payment	Sublease Income	Capital Leases
2014	$232,935	$4,172	$58,721
2015	221,597	5,062	52,850
2016	211,728	4,308	36,365
2017	200,842	3,058	31,978
2018	189,366	686	27,727
Thereafter	1,397,792	807	171,136

Total minimum lease payments	$2,454,260	$18,093	378,777

Less amounts representing interest			(123,653)

Present value of capital lease obligations			$255,124

        In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $44,453, $10,251, $2,048, $1,471, $1,357 and $1,990 in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

  b.
  Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2012 and 2013 there were $34,806 and $32,850, respectively, of self-insurance accruals reflected in accrued expenses of our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

  c.
  Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $46,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

        d.     Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through December 31, 2013, we billed approximately $73,100 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

  e.
  State of Massachusetts Assessment

        During the third quarter of 2012, we applied for an abatement of assessments from the state of Massachusetts. The assessments, issued in the second quarter of 2012, related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board. In addition, during the second quarter of 2013, Massachusetts assessed tax for the 2007 and 2008 tax years in the aggregate amount of $4,120, including tax, interest and penalties through the assessment date. The assessment is for issues consistent with those assessed in the earlier years. In the third quarter of 2013, we filed an application for abatement for the 2007 and 2008 tax years, which Massachusetts denied on October 15, 2013. On December 13, 2013, we filed a petition with the Massachusetts Appellate Tax Board to challenge the assessment for the 2007 and 2008 tax years and will vigorously defend the matter. Additionally, the state is auditing us for the 2009-2011 tax years.

  f.
  Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by three customers, and all three of those matters have been settled. We have also received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations and cash flows. As discussed in Note 14, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our Consolidated Statements of Operations and proceeds received within cash flows from operating activities in our Consolidated Statements of Cash Flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our Consolidated Statements of Operations and proceeds received within cash flows from investing activities within our Consolidated Statements of Cash Flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian operations, statements of operation and cash flow impacts related to the fire will be reflected as discontinued operations.

11. Related Party Transactions

        We formerly leased space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts until February 6, 2014. For the years ended December 31, 2011, 2012 and 2013, Schooner paid rent to us totaling $188, $196 and $194, respectively. One of the members of our board of directors and several of his family members held an indirect equity interest in one of the stockholders that received proceeds in connection with the acquisition of our joint venture in Poland. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid in connection with this transaction. See Note 6.

        Paul F. Deninger, one of our directors, is a senior managing director at Evercore Group L.L.C. ("Evercore"). In May 2013, we entered into an agreement with Evercore, which was amended and restated in August 2013 (the "Evercore Engagement"), pursuant to which Evercore agreed to provide financial advisory services to us in exchange for an aggregate fee of up to $3,000 (the "Engagement Fees"). In connection with the Evercore Engagement, Mr. Deninger agreed, and Evercore represented, that Mr. Deninger would not be involved with the Evercore Engagement and would not receive any fees or direct compensation in connection with the Evercore Engagement. The Evercore Engagement was approved by the audit committee of our board of directors in accordance with our Related Persons Transaction Policy. As of December 31, 2013, we have incurred $2,750 of fees associated with the Evercore Engagement, including fees associated with the amendment of our Credit Agreement in August 2013 and discounts and commissions attributable to Evercore's participation as one of the underwriters in the August 2013 Offerings, as well as monthly retention fees.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Code. In addition, Iron Mountain Europe (Group) Limited operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

12. 401(k) Plans (Continued)

documents. We have expensed $18,133, $18,026 and $19,999 for the years ended December 31, 2011, 2012 and 2013, respectively.

13. Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2013, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. We may pay certain distributions in the form of cash and common stock if we are successful in converting to a REIT. In 2012 and 2013, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 8, 2012	$0.2500	March 23, 2012	$42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012
September 6, 2012	0.2700	September 25, 2012	46,473	October 15, 2012
October 11, 2012	4.0600	October 22, 2012	700,000	November 21, 2012
December 14, 2012	0.2700	December 26, 2012	51,296	January 17, 2013
March 14, 2013	0.2700	March 25, 2013	51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014

        In December 2013, our board of directors approved, and we entered into, a REIT Protection Rights Agreement (the "Rights Agreement") which provides for a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20, 2013. Each Right entitles the holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock for a purchase price of $114.00, subject to adjustment as provided in the Rights Agreement and our Amended Certificate of Designations for our Series A Junior Participating Preferred Stock, each of which was filed with the SEC on December 9, 2013, on a Current Report on Form 8-K. We anticipate that we will seek stockholder approval to impose ownership limitations in our charter documents, as is customary for REITs, if we are ultimately successful in converting to a REIT. The Rights Agreement is intended to help protect our potential status as a REIT under the Code until the approval of those ownership limitations by our stockholders, or, if earlier, until the Rights expire, which will be no later than December 9, 2014.

        On October 11, 2012, we announced the declaration by our board of directors of a special dividend of $700,000 (the "Special Dividend"), payable, at the election of the stockholders, in either common stock or cash to stockholders of record as of October 22, 2012 (the "Record Date"). The Special

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
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

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price and a working capital adjustment. Transaction costs relating to the Digital Sale amounted to $7,387. Additionally, $11,075 of inducements payable to Autonomy have been netted against the proceeds in calculating the gain on the Digital Sale. Also, a tax provision of $45,126 associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243,861 ($198,735, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. Approximately $3,828 of cumulative translation adjustment associated with our Digital Business was reclassified from accumulated other comprehensive items, net and reduced the gain on the Digital Sale by the same amount.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business:

	Year Ended December 31,
	2011(1)	2012	2013
Total Revenues	$79,199	$—	$—

(Loss) Income Before Benefit for Income Taxes of Discontinued Operations	$(31,094)	$(75)	$(958)
(Benefit) Provision for Income Taxes	(13,744)	(505)	(429)

(Loss) Income from Discontinued Operations, Net of Tax	$(17,350)	$430	$(529)

Gain on Sale of Discontinued Operations	$243,861	$—	$—
Provision for Income Taxes	45,126	—	—

Gain on Sale of Discontinued Operations, Net of Tax	$198,735	$—	$—

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$181,385	$430	$(529)

(1)
Includes the results of operations of our Digital Business through June 2, 2011, the date the Digital Sale was consummated.

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business included in loss from discontinued operations amounted to $2,396 for the year ended December 31, 2011.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

financial position, operating results and cash flows of our New Zealand operations, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our New Zealand operations:

	Year Ended December 31,
	2011(1)	2012	2013
Total Revenues	$6,489	$—	$—

Loss Before Benefit for Income Taxes of Discontinued Operations	$(4,726)	$(88)	$—
Benefit for Income Taxes	(7,883)	(34)	—

Income (Loss) from Discontinued Operations, Net of Tax	$3,157	$(54)	$—

Gain on Sale of Discontinued Operations	$1,884	$—	$—
Provision for Income Taxes	—	—	—

Gain on Sale of Discontinued Operations, Net of Tax	$1,884	$—	$—

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$5,041	$(54)	$—

(1)
Includes the results of operations of New Zealand through October 3, 2011, the date the sale of our New Zealand operations was consummated.

Italian Operations

        We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible obligations and contingencies associated with the fire in Italy discussed more fully in Note 10.f. We recorded a loss on sale of discontinued operations in the amount of $1,885 during the year ended December 31, 2012 as a result of the sale of our Italian operations. Approximately $383 of cumulative translation adjustment associated with our Italian operations was reclassified from accumulated other comprehensive items, net and reduced the loss on the sale by the same amount. We allocated the goodwill of our Continental Western European reporting unit between our Italian operations and the remainder of this reporting unit on a relative fair value basis. During the third quarter of 2011, we recorded an impairment charge of $17,100 to write down the long-lived assets of our Italian operations to its estimated net realizable value, which is included in loss from discontinued operations. Our Italian operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations, including the loss on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of our Italian operations:

	Year Ended December 31,
	2011	2012(1)	2013
Total Revenues	$15,353	$2,138	$—

(Loss) Income Before Benefit for Income Taxes of Discontinued Operations	$(35,350)	$(8,692)	$2,290
(Benefit) Provision for Income Taxes	(2,104)	(1,542)	930

(Loss) Income from Discontinued Operations, Net of Tax	$(33,246)	$(7,150)	$1,360

Loss on Sale of Discontinued Operations	$—	$(1,885)	$—
Provision for Income Taxes	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$—	$(1,885)	$—

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(33,246)	$(9,035)	$1,360

(1)
Includes the results of operations of Italy through April 27, 2012, the date the sale of our Italian operations was consummated.

        During the year ended December 31, 2013, we recognized income before provision for income taxes of discontinued operations of $2,290 and income from discontinued operations, net of tax of $1,360 associated with our Italian operations. This income primarily represents the recovery of insurance proceeds in excess of carrying value.

15. Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $23,400 in 2013, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in 2013, $14,800, $3,700 and $4,900 are reflected in the results of operations of our North American Business, International Business and Corporate segments, respectively. In our Consolidated Statements of Operations for the year ended December 31, 2013, $20,000 and $3,400 of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $6,900 of employee severance and associated benefit costs in 2014 in connection with this organizational realignment primarily in our North American Business segment. As a result of the restructuring of our operations late in 2013 and early in 2014, we are evaluating changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation could result in changes to our reportable segments and reporting units during 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013
(In thousands, except share and per share data)

16. Subsequent Events

        In January 2014, we redeemed the 150,000 British pounds sterling (approximately $248,000) in aggregate principal amount outstanding of our 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        During the first quarter of 2014, in order to further enhance our international operations, we acquired, for an aggregate purchase price of approximately $39,600, Tape Management Services Pty Ltd, a data management company with operations in Australia, and RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a records and information management company with operations in Turkey.

        In January 2014, in conjunction with a facility consolidation plan, we disposed of two facilities in the United Kingdom which resulted in net cash proceeds of approximately $16,500. We will record a gain of approximately $9,300 within (gain)/loss on disposal/write-down of property, plant and equipment, net in the first quarter of 2014 as a result of these dispositions.

        On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and are in the process of assessing the impact of the fire but do not expect that this event will have a material impact to our consolidated financial condition. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY Roderick Day Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 28, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM L. MEANEY William L. Meaney	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ RODERICK DAY Roderick Day	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
/s/ TED R. ANTENUCCI Ted R. Antenucci	Director	February 28, 2014
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	February 28, 2014
/s/ KENT P. DAUTEN Kent P. Dauten	Director	February 28, 2014
/s/ PAUL F. DENINGER Paul F. Deninger	Director	February 28, 2014
/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	February 28, 2014
/s/ MICHAEL LAMACH Michael Lamach	Director	February 28, 2014
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	February 28, 2014

Name	Title	Date

/s/ WALTER C. RAKOWICH Walter. C. Rakowich	Director	February 28, 2014
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	February 28, 2014
/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	February 28, 2014
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	February 28, 2014

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
3.2
Amended Certificate of Designations for Iron Mountain Incorporated Series A Junior Participating Preferred Stock. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 9, 2013.)
3.3	Amended and Restated Bylaws of the Company (as adopted on March 5, 2010). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2010.)
4.1
Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.2
Fourth Supplemental Indenture, dated as of October 16, 2006, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 8% Senior Subordinated Notes due 2018 and the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2006.)
4.3
Fifth Supplemental Indenture, dated as of January 19, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007.)
4.4
Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)
4.5
Eighth Supplemental Indenture, dated as of August 10, 2009, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8 3/8% Senior Subordinated Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2009.)
4.6
Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)
4.7
First Supplemental Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7 3/4% Senior Subordinated Notes due 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)

Exhibit	Item
4.8	Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5 3/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 10, 2012.)
4.9
Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.10
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6% Senior Notes due 2023. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.11
Senior Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.12
First Supplemental Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% CAD Senior Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.13	Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Filed herewith.)
4.14
REIT Status Protection Rights Agreement, dated as of December 9, 2013, between the Company and Computershare Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 9, 2013.)
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
10.4
Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.6	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008.)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE's Current Report on Form 8-K dated April 16, 1999.)

Exhibit	Item
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
10.9
Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008.)
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
10.22	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2B). (#) (Filed herewith.)

Exhibit	Item
10.23	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)
10.24
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 20). (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)
10.25
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
10.26	Change in Control Agreement, dated December 10, 2008, between the Company and Brian P. McKeon. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008.)
10.27	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005.)
10.28	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.29	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006.)
10.30	Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.31	Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009.)
10.32
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
10.33	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.34	Separation Agreement, dated October 9, 2013, between the Company and Brian P. McKeon. (#) (Filed herewith.)
10.35	Contract of Employment with Iron Mountain, between Rod Day and Iron Mountain (UK) Ltd., dated as of November 1, 2009. (#) (Filed herewith.)
10.36	Restated Compensation Plan for Non-Employee Directors. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
10.37	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.)

Exhibit	Item
10.38	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 13, 2012.)
10.39	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.40	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
10.41	Severance Program No. 2. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.42
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
10.43
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
10.44
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
10.45
Second Amendment to Credit Agreement, dated as of January 31, 2013, among the Company, Iron Mountain Information Management, LLC (f/k/a Iron Mountain Information Management, Inc.), Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Luxembourg S.a r.l., the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 2013.)

Exhibit	Item
10.46	Third Amendment to Credit Agreement, dated as of August 7, 2013, among the Company, Iron Mountain Information Management, LLC (f/k/a Iron Mountain Information Management, Inc.), Iron Mountain Holdings Group, Inc., Iron Mountain US Holdings, Inc., Iron Mountain Global Holdings, Inc., Iron Mountain Global LLC, Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain do Brasil Ltda., Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Pty Ltd, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2013.)
12	Statement re: Computation of Ratios. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)