Form 10-Q
period 2014-03-31
IRON MOUNTAIN INC
filed 2014-05-01
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	23-2588479 (I.R.S. Employer Identification No.)

One Federal Street, Boston, Massachusetts 02110
(Address of Principal Executive Offices, Including Zip Code)

(617) 535-4766
(Registrant's Telephone Number, Including Area Code)

745 Atlantic Avenue, Boston, MA 02111
(Former Address, if Changed Since Last Report)

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

        Number of shares of the registrant's Common Stock at April 25, 2014: 191,955,783

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2013	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$120,526	$169,906
Restricted cash	33,860	33,860
Accounts receivable (less allowances of $34,645 and $35,544 as of December 31, 2013 and March 31, 2014, respectively)	616,797	626,116
Deferred income taxes	17,623	25,975
Prepaid expenses and other	144,801	131,772

Total Current Assets	933,607	987,629
Property, Plant and Equipment:
Property, plant and equipment	4,631,067	4,642,183
Less—Accumulated depreciation	(2,052,807)	(2,080,397)

Property, Plant and Equipment, net	2,578,260	2,561,786
Other Assets, net:
Goodwill	2,463,352	2,466,001
Customer relationships and acquisition costs	605,484	619,610
Deferred financing costs	45,607	43,939
Other	26,695	27,652

Total Other Assets, net	3,141,138	3,157,202

Total Assets	$6,653,005	$6,706,617

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,583	$55,084
Accounts payable	216,456	167,637
Accrued expenses	461,338	417,697
Deferred revenue	228,724	227,432

Total Current Liabilities	959,101	867,850
Long-term Debt, net of current portion	4,119,139	4,288,605
Other Long-term Liabilities	68,219	69,944
Deferred Rent	104,244	109,919
Deferred Income Taxes	344,468	319,128
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 191,426,920 shares and 191,920,929 shares as of December 31, 2013 and March 31, 2014, respectively)	1,914	1,919
Additional paid-in capital	980,164	984,585
Retained earnings	73,920	63,297
Accumulated other comprehensive items, net	(8,660)	(6,983)

Total Iron Mountain Incorporated Stockholders' Equity	1,047,338	1,042,818

Noncontrolling Interests	10,496	8,353

Total Equity	1,057,834	1,051,171

Total Liabilities and Equity	$6,653,005	$6,706,617

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenues:
Storage rental	$442,469	$458,889
Service	304,562	311,237

Total Revenues	747,031	770,126
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	321,076	335,145
Selling, general and administrative	223,451	214,780
Depreciation and amortization	80,201	86,433
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(539)	(8,307)

Total Operating Expenses	624,189	628,051
Operating Income (Loss)	122,842	142,075
Interest Expense, Net (includes Interest Income of $225 and $1,526 for the three months ended March 31, 2013 and 2014, respectively)	63,182	62,312
Other Expense (Income), Net	2,739	5,317

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	56,921	74,446
Provision (Benefit) for Income Taxes	38,571	31,725

Income (Loss) from Continuing Operations	18,350	42,721
Income (Loss) from Discontinued Operations, Net of Tax	2,184	(612)

Net Income (Loss)	20,534	42,109
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,148	442

Net Income (Loss) Attributable to Iron Mountain Incorporated	$19,386	$41,667

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.10	$0.22

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.10	$0.22

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.10	$0.22

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.10	$0.22

Weighted Average Common Shares Outstanding—Basic	190,213	191,879

Weighted Average Common Shares Outstanding—Diluted	192,110	193,069

Dividends Declared per Common Share	$0.2700	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Net Income (Loss)	$20,534	$42,109
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(14,947)	1,788

Total Other Comprehensive (Loss) Income	(14,947)	1,788

Comprehensive Income (Loss)	5,587	43,897
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,163	553

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$4,424	$43,344

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,162,448	190,005,788	$1,900	$942,199	$185,558	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,705	12,608	606,077	6	12,602	—	—	—
Parent cash dividends declared	(52,448)	—	—	—	(52,448)	—	—
Currency translation adjustment	(14,947)	—	—	—	—	(14,962)	15
Net income (loss)	20,534	—	—	—	19,386	—	1,148
Noncontrolling interests equity contributions	464	—	—	—	—	—	464
Noncontrolling interests dividends	(582)	—	—	—	—	—	(582)

Balance, March 31, 2013	$1,128,077	190,611,865	$1,906	$954,801	$152,496	$5,352	$13,522

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,057,834	191,426,920	$1,914	$980,164	$73,920	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax charge of $185	4,821	494,009	5	4,816	—	—	—
Parent cash dividends declared	(52,290)	—	—	—	(52,290)	—	—
Currency translation adjustment	1,788	—	—	—	—	1,677	111
Net income (loss)	42,109	—	—	—	41,667	—	442
Noncontrolling interests dividends	(196)	—	—	—	—	—	(196)
Purchase of noncontrolling interests	(2,895)	—	—	(395)	—	—	(2,500)

Balance, March 31, 2014	$1,051,171	191,920,929	$1,919	$984,585	$63,297	$(6,983)	$8,353

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$20,534	$42,109
(Income) Loss from discontinued operations	(2,184)	612
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	70,095	74,713
Amortization (includes deferred financing costs and bond discount of $1,910 and $1,906 for the three months ended March 31, 2013 and 2014, respectively)	12,016	13,626
Stock-based compensation expense	5,710	7,141
(Benefit) Provision for deferred income taxes	(3,003)	(22,317)
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(539)	(8,307)
Foreign currency transactions and other, net	11,185	693
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(7,610)	(9,209)
Prepaid expenses and other	31,712	31,441
Accounts payable	28,232	(7,068)
Accrued expenses and deferred revenue	(58,501)	(77,216)
Other assets and long-term liabilities	(1,912)	9,423

Cash Flows from Operating Activities-Continuing Operations	105,735	55,641
Cash Flows from Operating Activities-Discontinued Operations	870	—

Cash Flows from Operating Activities	106,605	55,641
Cash Flows from Investing Activities:
Capital expenditures	(95,418)	(107,856)
Cash paid for acquisitions, net of cash acquired	74	(30,781)
Investment in restricted cash	(1)	—
Additions to customer relationship and acquisition costs	(4,636)	(8,158)
Proceeds from sales of property and equipment and other, net	(517)	17,892

Cash Flows from Investing Activities-Continuing Operations	(100,498)	(128,903)
Cash Flows from Investing Activities-Discontinued Operations	(10)	—

Cash Flows from Investing Activities	(100,508)	(128,903)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(355,367)	(2,454,691)
Proceeds from revolving credit and term loan facilities and other debt	386,506	2,876,047
Early retirement of senior subordinated notes	—	(247,275)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	194	(2,317)
Parent cash dividends	(51,662)	(52,735)
Proceeds from exercise of stock options and employee stock purchase plan	5,005	2,417
Excess tax benefits (deficiency) from stock-based compensation	1,705	(185)
Payment of debt financing costs	(469)	(422)

Cash Flows from Financing Activities-Continuing Operations	(14,088)	120,839
Cash Flows from Financing Activities-Discontinued Operations	—	—

Cash Flows from Financing Activities	(14,088)	120,839
Effect of Exchange Rates on Cash and Cash Equivalents	(5,425)	1,803

(Decrease) Increase in Cash and Cash Equivalents	(13,416)	49,380
Cash and Cash Equivalents, Beginning of Period	243,415	120,526

Cash and Cash Equivalents, End of Period	$229,999	$169,906

Supplemental Information:
Cash Paid for Interest	$65,617	$86,232

Cash Paid for Income Taxes	$9,013	$9,958

Non-Cash Investing and Financing Activities:
Capital Leases	$20,146	$(2,183)

Accrued Capital Expenditures	$26,442	$36,110

Dividends Payable	$53,823	$54,698

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") store records, primarily paper documents and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed on February 28, 2014.

        On June 2, 2011, we sold (the "Digital Sale") our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of the Digital Business and our Italian operations, including the gain on the sale of the Digital Business and the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 for a further discussion of these events.

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

agreement was $33,860 as of both December 31, 2013 and March 31, 2014, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $3,565 and $6,438 for the three months ended March 31, 2013 and 2014, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2013 and noted no impairment of goodwill at such date. As of December 31, 2013 and March 31, 2014, no factors were identified that would alter our October 1, 2013 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2013 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe in which we operate, excluding Russia and the Ukraine ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and the Ukraine ("Emerging Market Joint Ventures"). Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2013 that exceeded their carrying values by greater than 15%. As of December 31, 2013, the carrying value of goodwill, net amounted to $1,849,440, $375,954, $88,599, $93,149 and $56,210 for North America, Western Europe, Emerging Markets, Latin America and Asia Pacific, respectively. Our Emerging Market Joint Ventures reporting unit had no goodwill as of December 31, 2013.

        Beginning January 1, 2014, as a result of the changes in our reportable segments associated with our reorganization (see Note 7 for a description of our reportable operating segments), we now have 12 reporting units. Our North American Records and Information Management Business segment includes the following three reporting units: (1) North American Records and Information Management; (2) technology escrow services that protect and manage source code ("Intellectual Property Management") and (3) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"). The North American Data Management Business segment is a separate reporting unit. The Emerging Businesses reporting unit (which primarily relates to our data center business in the United States and which is a component of Corporate and Other) is also a reporting unit. Additionally, the International Business segment consists of the following seven reporting units: (1) United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Luxembourg, Netherlands, Spain and Switzerland ("New Western Europe"); (2) the remaining countries in Europe in which we operate, excluding Russia and the Ukraine ("New Emerging Markets"); (3) Latin America; (4) Australia and Singapore; (5) China and Hong Kong ("Greater China"); (6) India; and (7) Russia and the Ukraine. We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined based on the application of preliminary fair value multiples of revenue and earnings, which is our best estimate and preliminary assessment of the goodwill allocations to each of the new reporting units on a relative fair value basis.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The carrying value of goodwill, net for each of our reporting units as of March 31, 2014 is as follows:

Carrying Value as of March 31, 2014
North American Records and Information Management(1)	$1,401,347
Intellectual Property Management(1)	50,439
Fulfillment Services(1)	8,407
North American Data Management(1)	365,049
Emerging Businesses	—
New Western Europe	389,752
New Emerging Markets	90,619
Latin America	92,298
Australia and Singapore	65,853
Greater China	2,237
India	—
Russia and Ukraine	—

Total	$2,466,001

(1)
We will finalize our preliminary estimates of fair value for these new reporting units once we finalize multi-year cash flow forecasts of such reporting units and conclude on fair value of each new reporting unit based on the combined weighting of both fair value multiples and discounted cash flow valuation techniques. To the extent final fair values of our new reporting units differ from our preliminary estimates, we will reassign goodwill amongst the new reporting units in a future period in which final information as of January 1, 2014 is available to complete the fair values and the corresponding allocation of goodwill amongst the new reporting units.

        We concluded that we had an interim triggering event and, therefore, we performed an interim goodwill impairment test as of January 1, 2014 on the basis of these new reporting units during the first quarter of 2014. We concluded that the goodwill for each of our new reporting units was not impaired as of such date. While we continue to refine our preliminary estimates of fair value of certain of our new reporting units for purposes of reallocating goodwill, we do not believe that any such changes to preliminary fair value estimates will result in a change in our conclusion that there is no goodwill impairment as of January 1, 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2014 are as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Total Consolidated
Gross Balance as of December 31, 2013	$1,688,280	$422,070	$673,335	$2,783,685
Non-deductible goodwill acquired during the year	—	—	23,971	23,971
Fair value and other adjustments(1)	(13,213)	(3,303)	(2,612)	(19,128)
Currency effects	(6,466)	(1,617)	5,574	(2,509)

Gross Balance as of March 31, 2014	$1,668,601	$417,150	$700,268	$2,786,019

Accumulated Amortization Balance as of December 31, 2013	$208,729	$52,181	$59,423	$320,333
Currency effects	(321)	(80)	86	(315)

Accumulated Amortization Balance as of March 31, 2014	$208,408	$52,101	$59,509	$320,018

Net Balance as of December 31, 2013	$1,479,551	$369,889	$613,912	$2,463,352

Net Balance as of March 31, 2014	$1,460,193	$365,049	$640,759	$2,466,001

Accumulated Goodwill Impairment Balance as of December 31, 2013	$85,909	$—	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of March 31, 2014	$85,909	$—	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $(18,212) in net adjustments to deferred income taxes and customer relationships, as well as $(916) of cash received related to certain 2013 acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets as of March 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$907,801	$(288,191)	$619,610
Core Technology(1)	3,828	(3,591)	237
Trademarks and Non-Compete Agreements(1)	6,342	(4,121)	2,221
Deferred Financing Costs	56,532	(12,593)	43,939

Total	$974,503	$(308,496)	$666,007

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $12,016 and $13,626 for the three months ended March 31, 2013 and 2014, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014 was $5,710 ($4,887 after tax or $0.03 per basic and diluted share) and $7,141 ($5,134 after tax or $0.03 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended March 31,
	2013	2014
Cost of sales (excluding depreciation and amortization)	$70	$190
Selling, general and administrative expenses	5,640	6,951

Total stock-based compensation	$5,710	$7,141

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $1,705 and $(185) for

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the three months ended March 31, 2013 and 2014, respectively, from the benefits (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of March 31, 2014, ten-year vesting options represented 7.1% of total outstanding options. As of March 31, 2014, three-year vesting options represented 28.3% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the three months ended March 31, 2013 and 2014 was $7.69 and $5.60 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumptions	2013	2014
Expected volatility	33.8%	33.9%
Risk-free interest rate	1.13%	2.06%
Expected dividend yield	3%	4%
Expected life	6.3 years	6.8 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the three months ended March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,145,739	$24.09
Granted	525,268	30.70
Exercised	(136,656)	20.63
Forfeited	(80,463)	23.24
Expired	(59)	25.31

Outstanding at March 31, 2014	5,453,829	$24.79	5.05	$19,635

Options exercisable at March 31, 2014	4,043,021	$23.99	4.15	$16,411

Options expected to vest	1,297,099	$27.06	7.69	$3,088

        The following table provides the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Aggregate intrinsic value of stock options exercised	$5,446	$977

Restricted Stock and Restricted Stock Units

        Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a three to five year vesting period from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $1,790 and $434 of cash dividends on RSUs for the three months ended March 31, 2013 and 2014, respectively. We paid approximately $366 and $831 of cash dividends on RSUs for the three months ended March 31, 2013 and 2014, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSU activity for the three months ended March 31, 2014 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	1,435,230	$29.76
Granted	598,423	27.32
Vested	(438,353)	31.60
Forfeited	(65,298)	32.31

Non-vested at March 31, 2014	1,530,002	$28.17

        No restricted stock vested during each of the three months ended March 31, 2013 and 2014. The total fair value of RSUs vested during the three months ended March 31, 2013 and 2014 was $8,607 and $13,844, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014). Certain PUs granted in 2013 and 2014 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant, or (3) a maximum of three years. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $573 and $150 of cash dividends on PUs for the three months ended March 31, 2013 and 2014, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        During the three months ended March 31, 2014, we issued 173,260 PUs. As our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period, we forecast the likelihood of achieving the predefined revenue or revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014) over the vesting period for each of the awards. For the 2013 and 2014 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the three months ended March 31, 2013 and 2014 was $908 and $4,030, respectively. There were no cash dividends paid on PUs for the three months ended March 31, 2013. We paid approximately $221 of cash dividends on PUs for the three months ended March 31, 2014. As of March 31, 2014, we expected 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014.

        A summary of PU activity for the three months ended March 31, 2014 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	334,548	(23,732)	310,816	$33.18
Granted	173,260	(52,475)	120,785	22.84
Vested	(136,801)	(11,819)	(148,620)	27.12
Forfeited	(3,384)	—	(3,384)	34.27

Non-vested at March 31, 2014	367,623	(88,026)	279,597	$31.92

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an ESPP in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. In the three months ended March 31, 2013 and 2014, there were no offering periods which ended under the ESPP, and no shares were issued. As of March 31, 2014, we have 1,000,000 shares available under the ESPP.

        As of March 31, 2014, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $55,903 and is expected to be recognized over a weighted-average period of 2.2 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2013	2014
Income (Loss) from continuing operations	$18,350	$42,721

Total income (loss) from discontinued operations (see Note 10)	$2,184	$(612)

Net income (loss) attributable to Iron Mountain Incorporated	$19,386	$41,667

Weighted-average shares—basic	190,213,000	191,879,000
Effect of dilutive potential stock options	1,395,106	682,801
Effect of dilutive potential restricted stock, RSUs and PUs	501,974	507,219

Weighted-average shares—diluted	192,110,080	193,069,020

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.10	$0.22

Total income (loss) from discontinued operations (see Note 10)	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.10	$0.22

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.10	$0.22

Total income (loss) from discontinued operations (see Note 10)	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.10	$0.22

Antidilutive stock options, RSUs and PUs, excluded from the calculation	260,298	1,380,962

  g.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) Fulfillment Services; (9) consulting services; and (10) technology services and product sales (including specially designed storage containers and related supplies).

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

  i.
  Income Taxes

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed conversion to a real estate investment trust for federal income tax purposes ("REIT"). We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

        Our effective tax rates for the three months ended March 31, 2013 and 2014 were 67.8% and 42.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our first quarter 2013 effective tax rate by 22.5%. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012. During the three months ended March 31, 2014, there were foreign currency losses recorded in jurisdictions with tax rates lower than the federal statutory rate of 35% associated with our marking-to-market of intercompany loans, which increased our first quarter 2014 effective tax rate by 1.1%. The controlled foreign corporation look-through rule, which provided for the exception of certain foreign earnings from U.S. federal taxation as Subpart F income, expired on December 31, 2013. As a result, our first quarter 2014 effective tax rate was increased by 1.3%.

        We have a net tax over book outside basis difference related to our foreign subsidiaries. We do not expect this net basis difference to reverse in the foreseeable future and we intend to reinvest any future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. We have instances where we have book over tax outside basis differences for certain foreign subsidiaries. These basis differences arose primarily through undistributed book earnings of such foreign subsidiaries of $51,954 and could be reversed through a sale of such foreign subsidiaries, the receipt of dividends from such subsidiaries or certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on these book over tax outside basis differences because of the complexities of the hypothetical calculation. We may record additional deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries in the future depending upon a number of factors, decisions and events in connection with our potential conversion to a REIT, including favorable indications from the U.S. Internal Revenue Service (the "IRS") with regard to our private letter ruling requests, finalization of countries to be included in our plan to convert to a REIT, shareholder approval of certain modifications to our corporate charter and final board of director approval of our conversion to a REIT.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the "Code"), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for our tax year beginning on January 1, 2014. Early adoption was available, and as such, we early adopted the regulations in 2013. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations' provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income over a four-year period beginning in 2013. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. We do not believe these regulations will have a material impact on our consolidated results of operations, cash flows and financial position.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $545 and $966 for gross interest and penalties for the three months ended March 31, 2013 and 2014, respectively. We had $4,874 and $5,598 accrued for the payment of interest and penalties as of December 31, 2013 and March 31, 2014, respectively.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2013 and March 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, and two global banks and two "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2013 and March 31, 2014, our cash and cash equivalents and restricted cash balance was $154,386 and $203,766, respectively, including money market funds and time deposits amounting to $36,613 and $59,157, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

  k.
  Fair Value Measurements

        Entities are permitted under GAAP to elect to measure many financial instruments and certain other items at either fair value or cost. We did not elect the fair value measurement option.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Our financial assets or liabilities are required to be measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

          The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and March 31, 2014, respectively:

		Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$33,860	$—		$33,860		$—
Time Deposits(1)	2,753	—		2,753		—
Trading Securities	13,386	12,785	(2)	601	(1)	—
Derivative Assets(3)	72	—		72		—
Derivative Liabilities(3)	5,592	—		5,592		—

		Fair Value Measurements at March 31, 2014 Using
Description	Total Carrying Value at March 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$37,018	$—		$37,018		$—
Time Deposits(1)	22,139	—		22,139		—
Trading Securities	13,515	12,971	(2)	544	(1)	—
Derivative Assets(3)	577	—		577		—
Derivative Liabilities(3)	1,822	—		1,822		—

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

(3)
Our derivative assets and liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling, Euro and Australian dollars. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2013 and 2014.

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

  m.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31, 2013	March 31, 2014
Foreign currency translation adjustments	$(9,586)	$(7,909)
Market value adjustments for securities, net of tax	926	926

	$(8,660)	$(6,983)

  n.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended March 31,
	2013	2014
Foreign currency transaction losses (gains), net	$3,565	$6,438
Other, net	(826)	(1,121)

	$2,739	$5,317

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  o.
  Property, Plant and Equipment and Long-Lived Assets

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three months ended March 31, 2013 and 2014, we capitalized $9,228 and $4,897 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

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

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $539 for the three months ended March 31, 2013 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated primarily with our North American Records and Information Management Business. Consolidated gain on disposal/write-down of property, plant and equipment, net was $8,307 for the three months ended March 31, 2014 and consisted primarily of approximately $9,262 of gains associated with two facilities we disposed of in the United Kingdom.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2013 and March 31, 2014, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling, Australian dollars and Euros. As of March 31, 2014, we had (1) outstanding forward contracts to purchase $302,009 U.S. dollars and sell 182,500 British pounds sterling to hedge our intercompany exposures with our United Kingdom operations; (2) an outstanding forward contract to purchase $61,707 U.S. dollars and sell 67,000 Australian dollars to hedge our intercompany exposures with our Australian operations; and (3) outstanding forward contracts to purchase 167,000 Euros and sell $229,578 U.S. dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three months ended March 31, 2013 and 2014, there was $5,799 in net cash receipts and $7,199 in net cash payments, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

        Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2013 and March 31, 2014 and their gains and losses for the three months ended March 31, 2013 and 2014:

	Asset Derivatives
	December 31, 2013		March 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$72	Prepaid expenses and other	$577

Total		$72		$577

	Liability Derivatives
	December 31, 2013		March 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$5,592	Accrued expenses	$1,822

Total		$5,592		$1,822

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2013	2014
Foreign exchange contracts	Other (income) expense, net	$(11,150)	$2,922

Total		$(11,150)	$2,922

        We have designated a portion of our 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2013 and 2014, we designated on average 105,667 and 64,208 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $4,123 ($2,513, net of tax) and foreign exchange gains of $145 ($88, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the three months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, cumulative net gains of $7,572, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2013 and 2014 acquisitions on our consolidated results of operations. Noteworthy 2014 acquisitions are as follows:

        In January 2014, in order to enhance our international operations, we acquired Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15,300.

        In February 2014, in order to enhance our international operations, we acquired RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a storage rental and records management business with operations in Turkey, for approximately $20,900, of which $16,750 was paid in the first quarter of 2014, with the remainder to be paid out based upon a customary working capital adjustment and whether we make claims for indemnification against the former owners of the business.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in the first quarter of 2014 is as follows:

Cash Paid (gross of cash acquired)	$32,081	(1)

Total Consideration	32,081
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	3,177
Property, Plant and Equipment(2)	5,317
Customer Relationship Assets(3)	14,376
Other Assets	34
Liabilities Assumed and Deferred Income Taxes(4)	(14,794)

Total Fair Value of Identifiable Net Assets Acquired	8,110

Goodwill Initially Recorded	$23,971

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 are net cash acquired of $(1,595) offset by contingent and other payments of $295 related to acquisitions made in previous years.

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions to date in 2014 was 10 years.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        The acquisitions made in 2014 and certain acquisitions made in 2013 (G4S Secure Data Solutions Colombia S.A.S., G4S Document Delivery S.A.S and Cornerstone Records Management, LLC) were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations for certain 2013 and the 2014 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of certain 2013 and the 2014 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt comprised the following:

	December 31, 2013		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$675,717	$675,717	$1,108,537	$1,108,537
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	247,808	248,117	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	350,272	355,071	349,854	355,460
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	446,000	400,000	440,750
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	411,518	444,470	411,550	437,767
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(2)(4)	187,960	187,960	181,020	185,998
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	614,820	600,000	633,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	930,000	1,000,000	978,100
Real Estate Mortgages, Capital Leases and Other(5)	298,447	298,447	292,728	292,728

Total Long-term Debt	4,171,722		4,343,689
Less Current Portion	(52,583)		(55,084)

Long-term Debt, Net of Current Portion	$4,119,139		$4,288,605

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under these debt instruments. The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2013 and March 31, 2014, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2013 and March 31, 2014, respectively.

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

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2,000,000. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our prior credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and substantially all of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2014, we had $1,108,537 of outstanding borrowings under the Revolving Credit Facility, $603,020 of which was denominated in U.S. dollars, 92,900 of which was denominated in Canadian dollars, 158,200 of which was denominated in British pounds sterling, 104,715 of which was denominated in Euros and 14,900 of which was denominated in Australian dollars; we also had various outstanding letters of credit totaling $4,945. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $386,518 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.9% as of March 31, 2014. For the three months ended March 31, 2013 and 2014, we recorded commitment fees and letters of credit fees of $610 and $658, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

        In January 2014, we redeemed the 150,000 British pounds sterling (approximately $247,000) in aggregate principal amount outstanding of our 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.1 as of December 31, 2013 and March 31, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.5 as of December 31, 2013 and March 31, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 as of both December 31, 2013 and March 31, 2014, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 as of both December 31, 2013 and March 31, 2014, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2013 and March 31, 2014 and for the three months ended March 31, 2013 and 2014 and are prepared on the same basis as the consolidated financial statements.

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

CONSOLIDATED BALANCE SHEETS

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

 CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$7,484	$7,571	$154,851	$—	$169,906
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	367,056	35,609	223,451	—	626,116
Intercompany Receivable	391,241	—	—	—	(391,241)	—
Other Current Assets	625	100,803	3,420	52,929	(30)	157,747

Total Current Assets	425,726	475,343	46,600	431,231	(391,271)	987,629
Property, Plant and Equipment, Net	974	1,555,366	164,181	841,265	—	2,561,786
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,832,317	1,012	2,570	—	(1,835,899)	—
Investment in Subsidiaries	1,607,312	1,348,607	31,924	72,312	(3,060,155)	—
Goodwill	—	1,622,018	180,345	663,638	—	2,466,001
Other	37,519	376,992	10,663	266,141	(114)	691,201

Total Other Assets, Net	3,477,148	3,348,629	225,502	1,002,091	(4,896,168)	3,157,202

Total Assets	$3,903,848	$5,379,338	$436,283	$2,274,587	$(5,287,439)	$6,706,617

Liabilities and Equity
Intercompany Payable	$—	$264,578	$7,129	$119,534	$(391,241)	$—
Current Portion of Long-term Debt	—	28,982	—	26,132	(30)	55,084
Total Other Current Liabilities	98,517	472,853	24,690	216,706	—	812,766
Long-term Debt, Net of Current Portion	2,761,404	820,101	268,936	438,164	—	4,288,605
Long-term Notes Payable to Affiliates and Intercompany Payable	1,012	1,832,172	—	2,715	(1,835,899)	—
Other Long-term Liabilities	97	373,628	31,292	94,088	(114)	498,991
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,042,818	1,587,024	104,236	1,368,895	(3,060,155)	1,042,818
Noncontrolling Interests	—	—	—	8,353	—	8,353

Total Equity	1,042,818	1,587,024	104,236	1,377,248	(3,060,155)	1,051,171

Total Liabilities and Equity	$3,903,848	$5,379,338	$436,283	$2,274,587	$(5,287,439)	$6,706,617

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$292,375	$33,223	$116,871	$—	$442,469
Service	—	186,275	—	118,287	—	304,562

Total Revenues	—	478,650	33,223	235,158	—	747,031
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	192,613	7,290	121,173	—	321,076
Selling, General and Administrative	27	157,807	4,591	61,026	—	223,451
Depreciation and Amortization	81	47,873	3,223	29,024	—	80,201
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(635)	—	96	—	(539)

Total Operating Expenses	108	397,658	15,104	211,319	—	624,189

Operating (Loss) Income	(108)	80,992	18,119	23,839	—	122,842
Interest Expense (Income), Net	51,814	(6,173)	9,745	7,796	—	63,182
Other (Income) Expense, Net	(33,027)	(1,151)	—	36,917	—	2,739

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(18,895)	88,316	8,374	(20,874)	—	56,921
Provision (Benefit) for Income Taxes	—	33,905	2,740	1,926	—	38,571
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(38,281)	17,258	(1,189)	(5,634)	27,846	—

Income (Loss) from Continuing Operations	19,386	37,153	6,823	(17,166)	(27,846)	18,350
Income (Loss) from Discontinued Operations, Net of Tax	—	81	—	2,103	—	2,184

Net Income (Loss)	19,386	37,234	6,823	(15,063)	(27,846)	20,534
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,148	—	1,148

Net Income (Loss) Attributable to Iron Mountain Incorporated	$19,386	$37,234	$6,823	$(16,211)	$(27,846)	$19,386

Net Income (Loss)	$19,386	$37,234	$6,823	$(15,063)	$(27,846)	$20,534
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,514	850	(7,444)	(10,867)	—	(14,947)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(17,476)	(18,336)	—	(7,444)	43,256	—

Total Other Comprehensive (Loss) Income	(14,962)	(17,486)	(7,444)	(18,311)	43,256	(14,947)

Comprehensive Income (Loss)	4,424	19,748	(621)	(33,374)	15,410	5,587
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,163	—	1,163

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$4,424	$19,748	$(621)	$(34,537)	$15,410	$4,424

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$300,329	$30,411	$128,149	$—	$458,889
Service	—	186,430	16,150	108,657	—	311,237
Intercompany Service	—	—	—	17,358	(17,358)	—

Total Revenues	—	486,759	46,561	254,164	(17,358)	770,126
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	202,920	6,242	125,983	—	335,145
Intercompany Service Cost of Sales	—	—	17,358	—	(17,358)	—
Selling, General and Administrative	28	146,578	3,753	64,421	—	214,780
Depreciation and Amortization	77	52,640	2,999	30,717	—	86,433
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	—	732	1	(9,040)	—	(8,307)

Total Operating Expenses	105	402,870	30,353	212,081	(17,358)	628,051

Operating (Loss) Income	(105)	83,889	16,208	42,083	—	142,075
Interest Expense (Income), Net	48,165	(4,852)	9,547	9,452	—	62,312
Other (Income) Expense, Net	(1,280)	1,507	(20)	5,110	—	5,317

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(46,990)	87,234	6,681	27,521	—	74,446
Provision (Benefit) for Income Taxes	—	23,803	2,538	5,384	—	31,725
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(88,657)	(24,826)	(1,954)	(4,143)	119,580	—

Income (Loss) from Continuing Operations	41,667	88,257	6,097	26,280	(119,580)	42,721
(Loss) Income from Discontinued Operations, Net of Tax	—	(625)	—	13	—	(612)

Net Income (Loss)	41,667	87,632	6,097	26,293	(119,580)	42,109
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	442	—	442

Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,667	$87,632	$6,097	$25,851	$(119,580)	$41,667

Net Income (Loss)	$41,667	$87,632	$6,097	$26,293	$(119,580)	$42,109
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	88	741	(2,618)	3,577	—	1,788
Equity in Other Comprehensive Income (Loss) of Subsidiaries	1,589	(71)	(1,160)	(2,618)	2,260	—

Total Other Comprehensive Income (Loss)	1,677	670	(3,778)	959	2,260	1,788

Comprehensive Income (Loss)	43,344	88,302	2,319	27,252	(117,320)	43,897
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	553	—	553

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$43,344	$88,302	$2,319	$26,699	$(117,320)	$43,344

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(47,266)	$118,974	$2,129	$31,898	$—	$105,735
Cash Flows from Operating Activities-Discontinued Operations	—	(90)	—	960	—	870

Cash Flows from Operating Activities	(47,266)	118,884	2,129	32,858	—	106,605
Cash Flows from Investing Activities:
Capital expenditures	—	(61,795)	(741)	(32,882)	—	(95,418)
Cash paid for acquisitions, net of cash acquired	—	74	—	—	—	74
Intercompany loans to subsidiaries	95,719	(2,177)	—	—	(93,542)	—
Investment in subsidiaries	(3,500)	(3,500)	—	—	7,000	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(3,055)	(70)	(1,511)	—	(4,636)
Proceeds from sales of property and equipment and other, net	—	12	(3,191)	2,662	—	(517)

Cash Flows from Investing Activities-Continuing Operations	92,218	(70,441)	(4,002)	(31,731)	(86,542)	(100,498)
Cash Flows from Investing Activities-Discontinued Operations	—	(10)	—	—	—	(10)

Cash Flows from Investing Activities	92,218	(70,451)	(4,002)	(31,731)	(86,542)	(100,508)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(349,550)	(15)	(5,802)	—	(355,367)
Proceeds from revolving credit and term loan facilities and other debt	—	386,300	—	206	—	386,506
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	194	—	194
Intercompany loans from parent	—	(97,554)	(2,224)	6,236	93,542	—
Equity contribution from parent	—	3,500	—	3,500	(7,000)	—
Parent cash dividends	(51,662)	—	—	—	—	(51,662)
Proceeds from exercise of stock options and employee stock purchase plan	5,005	—	—	—	—	5,005
Excess tax benefits (deficiency) from stock-based compensation	1,705	—	—	—	—	1,705
Payment of debt financing costs	—	(469)	—	—	—	(469)

Cash Flows from Financing Activities-Continuing Operations	(44,952)	(57,773)	(2,239)	4,334	86,542	(14,088)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(44,952)	(57,773)	(2,239)	4,334	86,542	(14,088)
Effect of exchange rates on cash and cash equivalents	—	—	(2,269)	(3,156)	—	(5,425)

(Decrease) Increase in cash and cash equivalents	—	(9,340)	(6,381)	2,305	—	(13,416)
Cash and cash equivalents, beginning of period	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of period	$—	$4,132	$96,965	$128,902	$—	$229,999

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(68,972)	$79,555	$10,421	$34,637	$—	$55,641
Cash Flows from Operating Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Operating Activities	(68,972)	79,555	10,421	34,637	—	55,641
Cash Flows from Investing Activities:
Capital expenditures	—	(71,520)	(2,865)	(33,471)	—	(107,856)
Cash paid for acquisitions, net of cash acquired	—	916	—	(31,697)	—	(30,781)
Intercompany loans to subsidiaries	377,202	61,895	—	—	(439,097)	—
Investment in subsidiaries	(11,695)	(11,695)	—	—	23,390	—
Additions to customer relationship and acquisition costs	—	(7,341)	(280)	(537)	—	(8,158)
Proceeds from sales of property and equipment and other, net	—	1,441	64	16,387	—	17,892

Cash Flows from Investing Activities-Continuing Operations	365,507	(26,304)	(3,081)	(49,318)	(415,707)	(128,903)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Investing Activities	365,507	(26,304)	(3,081)	(49,318)	(415,707)	(128,903)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,171,941)	(252,107)	(30,643)	—	(2,454,691)
Proceeds from revolving credit and term loan facilities and other debt	—	2,480,901	242,480	152,666	—	2,876,047
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(2,317)	—	(2,317)
Intercompany loans from parent	—	(376,788)	8,640	(70,949)	439,097	—
Equity contribution from parent	—	11,695	—	11,695	(23,390)	—
Parent cash dividends	(52,735)	—	—	—	—	(52,735)
Proceeds from exercise of stock options and employee stock purchase plan	2,417	—	—	—	—	2,417
Excess tax benefits (deficiency) from stock-based compensation	(185)	—	—	—	—	(185)
Payment of debt financing costs	—	—	(12)	(410)	—	(422)

Cash Flows from Financing Activities-Continuing Operations	(297,778)	(56,133)	(999)	60,042	415,707	120,839
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(297,778)	(56,133)	(999)	60,042	415,707	120,839
Effect of exchange rates on cash and cash equivalents	—	—	136	1,667	—	1,803

(Decrease) Increase in cash and cash equivalents	(1,243)	(2,882)	6,477	47,028	—	49,380
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526

Cash and cash equivalents, end of period	$—	$7,484	$7,571	$154,851	$—	$169,906

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        As a result of the restructuring of our operations late in 2013 and early in 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014 and, as a result, we have restated previously reported segment information. As a result of the changes to our reportable segments, the former North American Business segment has been separated into two unique reportable segments, which we refer to as (1) North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment.

        Our reportable operating segments and Corporate and Other are described as follows:

  •
  North American Records and Information Management Business—storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Records Management"); information destruction services ("Destruction"); DMS; Fulfillment Services; and Intellectual Property Management.

  •
  North American Data Management Business—the storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations ("Data Protection & Recovery"); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

  •
  International Business—storage and information management services throughout Europe, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery, Destruction and DMS. Our European operations provide Records Management, Data Protection & Recovery and DMS throughout Europe, and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Australia, with Records Management and Data Protection & Recovery services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

  •
  Corporate and Other—consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate and Other also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Corporate and Other	Total Consolidated
Three Months Ended March 31, 2013
Total Revenues	$440,015	$98,827	$204,553	$3,636	$747,031
Depreciation and Amortization	40,853	4,342	27,006	8,000	80,201
Depreciation	37,559	4,137	20,432	7,967	70,095
Amortization	3,294	205	6,574	33	10,106
Adjusted OIBDA	162,828	59,417	47,898	(42,667)	227,476
Total Assets(1)	3,547,159	631,266	1,808,829	310,926	6,298,180
Expenditures for Segment Assets	39,922	4,185	33,028	22,845	99,980
Capital Expenditures	36,930	4,126	31,517	22,845	95,418
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	(74)	—	—	—	(74)
Additions to Customer Relationship and Acquisition Costs	3,066	59	1,511	—	4,636
Three Months Ended March 31, 2014
Total Revenues	446,132	96,724	224,430	2,840	770,126
Depreciation and Amortization	45,506	5,030	28,759	7,138	86,433
Depreciation	40,821	4,965	21,789	7,138	74,713
Amortization	4,685	65	6,970	—	11,720
Adjusted OIBDA	167,409	54,268	58,763	(51,916)	228,524
Total Assets(1)	3,646,819	651,858	2,126,111	281,829	6,706,617
Expenditures for Segment Assets	49,266	5,507	64,941	27,081	146,795
Capital Expenditures	42,561	5,507	32,707	27,081	107,856
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	(916)	—	31,697	—	30,781
Additions to Customer Relationship and Acquisition Costs	7,621	—	537	—	8,158

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

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2013	2014
Adjusted OIBDA	$227,476	$228,524
Less: Depreciation and Amortization	80,201	86,433
Gain on Disposal/Write-down of Property, Plant and Equipment, Net	(539)	(8,307)
REIT Costs(1)	24,972	8,323
Interest Expense, Net	63,182	62,312
Other Expense (Income), Net	2,739	5,317

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$56,921	$74,446

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and the proposed REIT conversion ("REIT Costs").

(8) Commitments and Contingencies

a.
Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $42,700 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through March 31, 2014, we billed approximately $77,000 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

e.
Argentina Fire

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

(9) Stockholders' Equity Matters

        Under the terms of an authorization to repurchase shares, as of March 31, 2014, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters (Continued)

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2013 and in the first quarter of 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014

        In December 2013, our board of directors approved, and we entered into, a REIT Status Protection Rights Agreement (the "Rights Agreement") which provides for a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20, 2013. Each Right entitles the holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock for a purchase price of $114.00, subject to adjustment as provided in the Rights Agreement and our Amended Certificate of Designations for our Series A Junior Participating Preferred Stock, each of which was filed with the SEC on December 9, 2013, on a Current Report on Form 8-K. We anticipate that we will seek stockholder approval to impose ownership limitations in our charter documents, as is customary for REITs, if we are ultimately successful in converting to a REIT. The Rights Agreement is intended to help protect our potential status as a REIT under the Code until the approval of those ownership limitations by our stockholders, or, if earlier, until the Rights expire, which will be no later than December 9, 2014.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business:

	Three Months Ended March 31,
	2013	2014
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$88	$(1,000)
Provision (Benefit) for Income Taxes	7	(375)

Income (Loss) from Discontinued Operations, Net of Tax	$81	$(625)

        During the three months ended March 31, 2014, we recognized a loss before provision for income taxes of discontinued operations of $1,000 associated with the Digital Business, primarily related to settlements of legal matters directly related to the disposed business.

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

        The table below summarizes certain results of our Italian operations:

	Three Months Ended March 31,
	2013	2014
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$2,712	$22
Provision (Benefit) for Income Taxes	609	9

Income (Loss) from Discontinued Operations, Net of Tax	$2,103	$13

        During the three months ended March 31, 2013, we recognized income before provision for income taxes of discontinued operations of $2,712 associated with our Italian operations, which primarily represents the recovery of insurance proceeds in excess of carrying value.

(11) Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $2,425 in the first quarter of 2014, primarily related to employee

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(11) Restructuring (Continued)

severance and associated benefits. Of the total restructuring costs incurred in 2014, $2,101 and $324 are reflected in the results of operations of our North American Records and Information Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the three months ended March 31, 2014, $1,363 and $1,062 of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $3,334 of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

(12) Subsequent Events

        In April 2014, in order to enhance our international operations, we acquired the stock of OSG Records Management (Europe) Limited, a storage rental and records management business with operations in Poland, for approximately $16,500.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2014, included herein, and for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed on February 28, 2014 (our "Annual Report").

 FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2014 consolidated internal revenue growth rate and capital expenditures in 2014, (3) expected target leverage ratio, and (4) proposed conversion to a real estate investment trust for federal income tax purposes ("REIT"), including (i) the status of our pending private letter ruling (collectively, "PLRs") requests; (ii) the estimated timing of any such conversion to a REIT; (iii) the estimated range of tax payments and other costs expected to be incurred in connection with our proposed conversion to a REIT; and (iv) the anticipated benefits from our organizational realignment. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations.

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

Non-GAAP Measures

        Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net, and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net, and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) REIT Costs; (4) other expense (income), net; (5) income (loss) from discontinued operations, net of tax; (6) gain (loss) on sale of discontinued operations, net of tax; and (7) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended March 31,
	2013	2014
Operating Income	$122,842	$142,075
Add: Depreciation and Amortization	80,201	86,433
Gain on Disposal/Write-down of Property, Plant and Equipment, net	(539)	(8,307)
REIT Costs(1)	24,972	8,323

Adjusted OIBDA	$227,476	$228,524

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors (the "Special Committee") and the proposed REIT conversion (collectively, "REIT Costs").

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2013	2014
Reported EPS—Fully Diluted from Continuing Operations	$0.10	$0.22
Add: Gain on Disposal/Write-down of Property, Plant and Equipment, net	—	(0.04)
Other Expense, net	0.01	0.03
REIT Costs	0.13	0.05
Tax Impact of Reconciling Items and Discrete Tax Items	0.03	—

Adjusted EPS—Fully Diluted from Continuing Operations	$0.27	$0.26

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

  •
  Revenue Recognition

  •
  Accounting for Acquisitions

  •
  Impairment of Tangible and Intangible Assets

  •
  Income Taxes

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein, filed with the SEC on February 28, 2014. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2013.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2014 within each section.

Potential REIT Conversion

        In June 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic, and after the unanimous recommendation of the Special Committee, unanimously approved a plan for us to pursue conversion (the "Conversion Plan") to a REIT. Even though we have not yet determined if we will be able to convert to a REIT, we began operating our business in a manner consistent with being a REIT effective January 1, 2014 so that we and our stockholders will benefit from our REIT status in 2014 if we are ultimately successful in becoming a REIT in 2014. As part of the Conversion Plan and as previously disclosed, we are seeking PLRs from the IRS on a number of technical tax issues. If we do not receive favorable PLRs from the IRS on particular critical issues, we will not be able to convert to a REIT in 2014 or at all. At this time, we are not able to predict when the IRS will provide definitive responses to our outstanding PLR requests, and, as disclosed in our Annual Report, we do not intend to provide additional interim updates with respect to any of the specific PLR requests or, generally, our progression through the IRS's PLR process.

        We currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $185.0 million to $200.0 million. Of these amounts, approximately $153.3 million was incurred through 2013, including approximately $35.9 million of capital expenditures. Additionally, approximately $10.5 million was incurred in the first quarter of 2014, including approximately $2.2 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $10.0 million to $15.0 million in annual REIT compliance costs in future years.

Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $2.4 million in the first quarter of 2014, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in 2014, $2.1 million and $0.3 million are reflected in the results of operations of our North American Records and Information Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the three months ended March 31, 2014, $1.4 million and $1.0 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $3.3 million of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

General

        As a result of the restructuring of our operations late in 2013 and early in 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014 and, as a result, we have restated previously reported segment information. As a result of the changes to our reportable segments, the former North American Business segment has been separated into two unique reportable segments, which we refer to as (1) North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment.

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"); (9) consulting services; and (10) technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels. While we expect this trend to continue through 2014, the rate of decline in service activity has begun to moderate in recent periods.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statement of Operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2013 results at the 2014 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$1.039	$0.896	(13.8)%
Brazilian real	$0.501	$0.423	(15.6)%
British pound sterling	$1.552	$1.655	6.6%
Canadian dollar	$0.992	$0.907	(8.6)%
Euro	$1.321	$1.370	3.7%

Results of Operations

        Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$747,031	$770,126	$23,095	3.1%
Operating Expenses	624,189	628,051	3,862	0.6%

Operating Income	122,842	142,075	19,233	15.7%
Other Expenses, Net	104,492	99,354	(5,138)	(4.9)%

Income from Continuing Operations, Net of Tax	18,350	42,721	24,371	132.8%
Income (Loss) from Discontinued Operations, Net of Tax	2,184	(612)	(2,796)	(128.0)%

Net Income	20,534	42,109	21,575	105.1%
Net Income Attributable to Noncontrolling Interests	1,148	442	(706)	61.5%

Net Income Attributable to Iron Mountain Incorporated	$19,386	$41,667	$22,281	114.9%

Adjusted OIBDA(1)	$227,476	$228,524	$1,048	0.5%

Adjusted OIBDA Margin(1)	30.5%	29.7%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$442,469	$458,889	$16,420	3.7%	5.1%	1.4%
Service	304,562	311,237	6,675	2.2%	3.7%	(0.7)%

Total Revenues	$747,031	$770,126	$23,095	3.1%	4.5%	0.5%

(1)
Constant currency growth rates are calculated by translating the 2013 results at the 2014 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage rental revenues increased $16.4 million, or 3.7%, to $458.9 million for the three months ended March 31, 2014 from $442.5 million for the three months ended March 31, 2013. The growth rate for the three months ended March 31, 2014 consists primarily of internal revenue growth of 1.4%. Acquisitions contributed 3.7% of the increase in reported storage rental revenues in the three months ended March 31, 2014 over the same period in 2013. Foreign currency exchange rate fluctuations decreased our reported storage rental revenues by 1.4% for the three months ended March 31, 2014 compared to the same prior year period. Our consolidated storage rental revenue growth in the first three months of 2014 was driven by sustained storage rental internal growth of 2.3% and 5.2% in our North American Data Management and International Business segments, respectively, partially offset by negative storage rental internal growth of 0.3% in our North American Records and Information Management segment. Global records management net volumes as of March 31, 2014 increased by 6.7% over the ending volume at March 31, 2013, supported by strong international volume growth of 15.2%, primarily driven by recently completed acquisitions and solid increases from emerging markets in central Europe and Latin America.

        Consolidated service revenues increased $6.7 million, or 2.2%, to $311.2 million for the three months ended March 31, 2014 from $304.6 million for the three months ended March 31, 2013. Service revenue internal growth was negative 0.7% for the three months ended March 31, 2014. The negative service revenue internal growth for the three months ended March 31, 2014 reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues of both our North American Records and Information Management and North American Data Management segments, however, this rate of decline has begun to moderate in recent periods. Foreign currency exchange rate fluctuations decreased reported total service revenues by 1.5% for the three months ended March 31, 2014 compared to the same prior year period. Acquisitions contributed an increase of 4.4% of total reported service revenues in the three months ended March 31, 2014 compared to the same prior year period.

        For the reasons stated above, our consolidated revenues increased $23.1 million, or 3.1%, to $770.1 million for the three months ended March 31, 2014 from $747.0 million for the three months ended March 31, 2013. Internal revenue growth was 0.5% for the three months ended March 31, 2014. For the three months ended March 31, 2014, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 1.4% compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real and Canadian dollar, offset by an increase of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Acquisitions contributed an increase of 4.0% of total reported revenues in the three months ended March 31, 2014 compared to the same prior year period.

Internal Growth—Eight-Quarter Trend

	2012			2013				2014
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	3.5%	2.4%	3.2%	2.5%	2.3%	2.3%	1.3%	1.4%
Service Revenue	(5.2)%	(7.8)%	(2.4)%	(6.5)%	(1.9)%	(0.9)%	(4.4)%	(0.7)%
Total Revenue	(0.3)%	(2.1)%	0.8%	(1.4)%	0.5%	1.0%	(1.1)%	0.5%

        We expect our consolidated internal revenue growth rate for 2014 to be approximately 0% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been stable over the past eight quarters. Volume growth in the North American Records and Information Management and North American Data Management Business segments have been relatively flat over this period, and, as a result, storage rental revenue internal growth has been driven primarily by net price increases. Recently, we initiated sales force programs focused on increasing volume, although we anticipate that, in the near term, these programs may have a dilutive impact on net price increases. Within our International Business segment, the developed markets are generating consistent low-to-mid single-digit storage rental revenue growth while the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage in the North American Records and Information Management Business and the North American Data Management Business segments and secure shredding revenues; and (2) softness in some of our other service lines, such as fulfillment services.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$157,305	$164,620	$7,315	4.7%	6.9%	21.1%	21.4%	0.3%
Facilities	106,945	114,593	7,648	7.2%	8.6%	14.3%	14.9%	0.6%
Transportation	30,689	29,124	(1,565)	(5.1)%	(2.3)%	4.1%	3.8%	(0.3)%
Product Cost of Sales and Other	26,137	26,808	671	2.6%	3.1%	3.5%	3.5%	0.0%

	$321,076	$335,145	$14,069	4.4%	6.3%	43.0%	43.5%	0.5%

Labor

        Labor expense increased to 21.4% of consolidated revenues in the three months ended March 31, 2014 compared to 21.1% in the comparable prior year period. Labor expense for the three months ended March 31, 2014 increased by 6.9% on a constant currency basis compared to the three months ended March 31, 2013 primarily due to incremental labor costs associated with acquisitions. Labor costs were favorably impacted by 2.2 percentage points due to currency rate changes during the three months ended March 31, 2014.

Facilities

        Facilities costs increased to 14.9% of consolidated revenues in the three months ended March 31, 2014 compared to 14.3% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, on a reported dollar basis, increased by $1.4 million to $70.1 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the impact of acquisitions. Other facilities costs increased by $6.2 million on a reported dollar basis for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to higher insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina, as well as higher utilities and building maintenance costs. Facilities costs were favorably impacted by 1.4 percentage points due to currency rate changes during the three months ended March 31, 2014.

Transportation

        Transportation expenses decreased by $0.7 million in constant currency terms during the three months ended March 31, 2014 compared to the same period in 2013 as a result of a decrease in vehicle lease expense, primarily associated with our United Kingdom operations, due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being reflected as depreciation and interest related to these new leases. Transportation expenses were favorably impacted by 2.8 percentage points due to currency rate changes during the three months ended March 31, 2014.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, primarily project revenues. For the three months ended March 31, 2014, product cost of sales and other increased by $0.7 million compared to the same period in 2013 on an actual basis. These costs were favorably impacted by 0.5 percentage points due to currency rate changes during the three months ended March 31, 2014.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$143,624	$131,001	$(12,623)	(8.8)%	(8.1)%	19.2%	17.0%	(2.2)%
Sales, Marketing & Account Management	53,615	54,553	938	1.7%	2.5%	7.2%	7.1%	(0.1)%
Information Technology	23,900	24,506	606	2.5%	3.9%	3.2%	3.2%	0.0%
Bad Debt Expense	2,312	4,720	2,408	104.2%	111.5%	0.3%	0.6%	0.3%

	$223,451	$214,780	$(8,671)	(3.9)%	(3.1)%	29.9%	27.9%	(2.0)%

General and Administrative

        General and administrative expenses decreased to 17.0% of consolidated revenues during the three months ended March 31, 2014 compared to 19.2% in the comparable prior year period. In constant currency terms, general and administrative expenses decreased by $11.6 million during the three months ended March 31, 2014 compared to the same period in 2013. Included in general and administrative expenses for the three months ended March 31, 2014 were $8.3 million of REIT Costs compared to $25.0 million in the comparable prior year period. The decrease was partially offset by incremental restructuring costs of $1.4 million in the three months ended March 31, 2014 attributable to the organizational restructuring initiated in the fourth quarter of 2013, as well as incremental costs associated with recent acquisitions. General and administrative expenses were favorably impacted by 0.7 percentage points due to currency rate changes during the three months ended March 31, 2014.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.1% of consolidated revenues during the three months ended March 31, 2014 compared to 7.2% in the comparable prior year period. In constant currency terms, the increase of $1.3 million during the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to incremental sales, marketing and account management costs associated with acquisitions. Sales, marketing and account management expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the three months ended March 31, 2014.

Information Technology

        In constant currency terms, information technology expenses increased $0.9 million during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to incremental information technology costs associated with acquisitions. Information technology expenses were favorably impacted by 1.4 percentage points due to currency rate changes during the three months ended March 31, 2014.

Bad Debt Expense

        Consolidated bad debt expense for the three months ended March 31, 2014 increased $2.4 million to $4.7 million (0.6% of consolidated revenues) from $2.3 million (0.3% of consolidated revenues) in the same period in 2013. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $4.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $1.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $8.3 million for the three months ended March 31, 2014 and consisted primarily of approximately $9.3 million of gains associated with two facilities we disposed of in the United Kingdom. Consolidated gain on disposal/write-down of property, plant and equipment, net was $0.5 million for the three months ended March 31, 2013 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated primarily with our North American Records and Information Management Business.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $19.2 million, or 15.7%, to $142.1 million (18.4% of consolidated revenues) for the three months ended March 31, 2014 from $122.8 million (16.4% of consolidated revenues) for the three months ended March 31, 2013; (2) consolidated Adjusted OIBDA increased $1.0 million, or 0.5%, to $228.5 million (29.7% of consolidated revenues) for the three months ended March 31, 2014 from $227.5 million (30.5% of consolidated revenues) for the three months ended March 31, 2013.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $0.9 million to $62.3 million (8.1% of consolidated revenues) for the three months ended March 31, 2014 from $63.2 million (8.5% of consolidated revenues) for the three months ended March 31, 2013 primarily due to the early retirement of (1) the 175.0 million CAD of our 7 1/2% Senior Subordinated Notes due 2017, (2) the $50.0 million of our 8% Senior Subordinated Notes due 2018, (3) the $300.0 million of our 8% Senior Subordinated Notes due 2020 and (4) the $137.5 million of our 8 3/8% Senior Subordinated Notes due 2021 in August 2013. This decrease was partially offset by the issuance of $600.0 million in aggregate principal of the 6% Senior Notes due 2023 by Iron Mountain Incorporated ("IMI"), the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 by Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") in August 2013. Our weighted average interest rate was 5.8% and 6.3% at March 31, 2014 and March 31, 2013, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2013	2014
Foreign currency transaction losses (gains) , net	$3,565	$6,438	$2,873
Other, net	(826)	(1,121)	(295)

	$2,739	$5,317	$2,578

        Net foreign currency transaction losses of $6.4 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2014. Losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Russian ruble and Euro against the U.S. dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as losses on Australian dollar and British pound sterling forward contracts, which were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, British pound sterling and Australian dollar, as these currencies relate to our intercompany balances with and between our Latin American, European and Australian subsidiaries.

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

Provision for Income Taxes

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; (5) our ability to utilize foreign tax credits and net operating losses that we generate; and (6) our proposed REIT conversion for federal income tax purposes. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Our effective tax rates for the three months ended March 31, 2013 and 2014 were 67.8% and 42.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our first quarter 2013 effective tax rate by 22.5%. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4.0 million relating to the previously expired period from January 1, 2012 to December 31, 2012. During the three months ended March 31, 2014, there were foreign currency losses recorded in jurisdictions with tax rates lower than the federal statutory rate of 35% associated with our marking-to-market of intercompany loans, which increased our first quarter 2014 effective tax rate by 1.1%. The controlled foreign corporation look-through rule, which provided for the exception of certain foreign earnings from U.S. federal taxation as Subpart F income, expired on December 31, 2013. As a result, our first quarter 2014 effective tax rate was increased by 1.3%.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the three months ended March 31, 2014 increased $24.4 million, or 132.8%, to $42.7 million (5.5% of consolidated revenues) from income from continuing operations of $18.4 million (2.5% of consolidated revenues) for the three months ended March 31, 2013.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $0.6 million for the three months ended March 31, 2014 primarily related to legal reserves. Income from discontinued operations, net of tax was $2.2 million for the three months ended March 31, 2013, which primarily represents the recovery of insurance proceeds in excess of carrying value.

NONCONTROLLING INTERESTS

        For the three months ended March 31, 2013 and 2014, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $1.1 million and $0.4 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

 Segment Analysis (in thousands)

        As a result of the restructuring of our operations late in 2013 and early in 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014 and, as a result, we have restated previously reported segment information. We changed the composition of our North American Physical Business segment to the following three operating segments: (1) North American Records and Information Management, (2) North American Data Management and (3) Emerging Businesses. The Emerging Businesses segment, which was previously reported in the North American Physical Business segment, is now reported as a component of the Corporate and Other segment.

        Our reportable operating segments are North American Records and Information Management Business, North American Data Management Business, International Business and Corporate and Other. See Note 7 to Notes to Consolidated Financial Statements. Our North American Records and Information Management Business segment offers storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Records Management"); information destruction services ("Destruction"); DMS; the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders and technology escrow services that protect and manage source code. Our North American Data Management Business segment offers the storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations ("Data Protection & Recovery"); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients. Our International Business segment offers storage and information management services throughout Europe, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery, Destruction and DMS. Our European operations provide Records Management, Data Protection & Recovery and DMS throughout Europe, and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Australia, with Records Management and Data Protection & Recovery services also provided in certain cities in India, Singapore, Hong Kong-SAR and China. Corporate and Other consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate and Other also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$263,999	$268,523	$4,524	1.7%	3.1%	(0.3)%
Service	176,016	177,609	1,593	0.9%	2.2%	(1.1)%

Segment Revenue	$440,015	$446,132	$6,117	1.4%	2.7%	(0.6)%

Segment Adjusted OIBDA(1)	$162,828	$167,409	$4,581

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.0%	37.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three months ended March 31, 2014, reported revenue in our North American Records and Information Management Business segment increased 1.4% compared to the three months ended March 31, 2013, primarily attributable to the impact of acquisitions of 3.3%, partially offset by negative internal growth of 0.6%. The negative internal growth was primarily the result of a trend toward reduced retrieval/re-file activity and the related transportation revenues. For the three months ended March 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.3% compared to the same prior year period due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue increased 50 basis points during the three months ended March 31, 2014 compared to the same period of 2013, primarily due to a decrease in compensation expense as a result of the organizational restructuring initiated in the fourth quarter of 2013.

North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$59,712	$60,984	$1,272	2.1%	2.8%	2.3%
Service	39,115	35,740	(3,375)	(8.6)%	(8.0)%	(8.7)%

Segment Revenue	$98,827	$96,724	$(2,103)	(2.1)%	(1.5)%	(2.0)%

Segment Adjusted OIBDA(1)	$59,417	$54,268	$(5,149)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.1%	56.1%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three months ended March 31, 2014, reported revenue in our North American Data Management Business segment decreased 2.1% compared to the three months ended March 31, 2013, primarily due to negative internal growth of 2.0%. The negative internal growth was primarily driven by negative service internal growth of 8.7% in the three months ended March 31, 2014, which was due to declines in service revenue activity levels as the business becomes more archival in nature. For the three months ended March 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.6% compared to the same prior year period due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue declined 400 basis points during the three months ended March 31, 2014 compared to the same period of 2013, primarily due to the aforementioned negative internal growth, as well as costs not declining in proportion to the decline in revenue.

International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$115,442	$126,574	$11,132	9.6%	12.5%	5.2%
Service	89,111	97,856	8,745	9.8%	12.4%	4.1%

Segment Revenue	$204,553	$224,430	$19,877	9.7%	12.4%	4.7%

Segment Adjusted OIBDA(1)	$47,898	$58,763	$10,865

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	23.4%	26.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        Reported revenues in our International Business segment increased 9.7% during the three months ended March 31, 2014 over the same prior year period. Internal growth for the three months ended March 31, 2014 was 4.7%, supported by solid 5.2% storage rental internal growth and 4.1% total service internal growth. Acquisitions contributed 7.7% to total reported revenue growth in the three months ended March 31, 2014. Foreign currency fluctuations in 2014 resulted in decreased revenue in the three months ended March 31, 2014, as measured in U.S. dollars, of approximately 2.7% as compared to the same prior year period, primarily due to the weakening of the Australian dollar and Brazilian real, offset by an increase of the British pound sterling and the Euro against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue increased on a portfolio basis in the three months ended March 31, 2014 compared to the same prior year period, primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate and Other

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$3,316	$2,808	$(508)	(15.3)%	(15.3)%	(15.3)%
Service	320	32	(288)	(90.0)%	(90.0)%	(90.1)%

Segment Revenue	$3,636	$2,840	$(796)	(21.9)%	(21.9)%	(21.9)%

Segment Adjusted OIBDA(1)	$(42,667)	$(51,916)	$(9,249)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.7)%	(6.7)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three months ended March 31, 2014, expenses in the Corporate and Other segment as a percentage of consolidated revenue increased compared to the three months ended March 31, 2013, primarily due to increased insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina, professional fees of $2.9 million and higher stock-based compensation of $1.4 million.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2013	2014
Cash flows from operating activities—continuing operations	$105,735	$55,641
Cash flows from investing activities—continuing operations	(100,498)	(128,903)
Cash flows from financing activities—continuing operations	(14,088)	120,839
Cash and cash equivalents at the end of period	229,999	169,906

        Net cash provided by operating activities from continuing operations was $55.6 million for the three months ended March 31, 2014 compared to $105.7 million for the three months ended March 31, 2013. The 47.4% period over period decrease resulted primarily from an increase in cash used in working capital of $44.6 million primarily related to timing of cash interest and other operating accounts payable payments and accruals, and a decrease in net income, including non-cash charges and realized foreign exchange losses, of $5.5 million.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the three months ended March 31, 2014 amounted to $107.9 million, $30.8 million and $8.2 million, respectively. For the three months ended March 31, 2014, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions and Conversion Plan related capital expenditures, we expect our capital expenditures to be approximately $340.0 million in the year ending December 31, 2014. Included in our estimated capital expenditures for 2014 is approximately $90.0 million of real estate and approximately $5.0 million associated with the Conversion Plan.

        Net cash provided by financing activities from continuing operations was $120.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we received $421.4 million in net proceeds primarily from our Credit Agreement (defined below). We used the proceeds from these transactions for the retirement of $247.3 million of our 7 1/4% GBP Senior Subordinated Notes due 2014 and to pay dividends in the amount of $52.7 million on our common stock.

Share Repurchases and Dividends

        Under the terms of an authorization to repurchase shares, as of March 31, 2014, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2013 and in the first quarter of 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014

Potential REIT Conversion

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled the commitment to return $1.2 billion of cash to stockholders by May 2012. The Conversion Plan, however, included several modifications to the previously announced stockholder payout plan. In accordance with tax rules applicable to REIT conversions, and assuming we are successful in converting to a REIT effective January 1, 2014, we anticipate making distributions to stockholders of our undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013 as well as of certain other extraordinary items of taxable income that we expect to recognize in 2014 in connection with our proposed conversion to a REIT, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income (collectively, the "Special Distributions"), which is estimated to be approximately $1.3 billion to $1.45 billion. On October 11, 2012, we announced the declaration by our board of directors of a special distribution of $700 million (the "2012 Special Distribution") payable, at the election of the stockholders, in either common stock or cash. The 2012 Special Distribution, which is a portion of the Special Distributions, was paid in a combination of common stock and cash on November 21, 2012 (the "Distribution Date"). In the 2012 Special Distribution we paid cash in the aggregate amount of approximately $140.0 million (including cash paid in lieu of fractional shares) and we issued approximately 17.0 million shares of common stock, or approximately $560.0 million in value. These shares impacted weighted average shares outstanding from the date of issuance, thus impacting our earnings per share data prospectively from the Distribution Date. If we are successful in converting to a REIT in 2014, we anticipate that the balance of the Special Distributions will be paid in the second half of 2014 (the "2014 Special Distribution") in a combination of common stock and cash, with at least 80% of the 2014 Special Distribution in the form of common stock and up to 20% in cash. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 4x–5x EBITDAR as defined in our Credit Agreement (defined below). We may, however, temporarily operate above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of whether we ultimately succeed in converting to a REIT. In addition, we have undertaken and completed major modifications to our internal systems, including accounting, information technology and real estate, in connection with the Conversion Plan. We currently estimate that we will incur approximately $395.0 million to $425.0 million in costs to support the Conversion Plan, including approximately $210.0 million to $225.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking structures, from our prior method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012 and $53.0 million paid in 2013. No additional payments were made in the first quarter of 2014. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. Additionally, we currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $185.0 million to $200.0 million. Of these amounts, approximately $153.3 million was incurred through 2013, including approximately $35.9 million of capital expenditures. Additionally, approximately $10.5 million was incurred in the first quarter of 2014, including approximately $2.2 million of capital expenditures.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit with two global banks and two "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of March 31, 2014, our cash and cash equivalents and restricted cash balance was $203.8 million, including money market funds and time deposits amounting to $59.2 million. A substantial portion of the money market fund is invested in U.S. Treasuries. As of March 31, 2014, we had approximately $154.1 million of our cash and cash equivalents in foreign entities (excluding foreign branches of U.S. entities). We do not intend to repatriate this cash and cash equivalents in the foreseeable future, and we have both the ability and the intent to reinvest these funds indefinitely outside the U.S.

        Our consolidated debt as of March 31, 2014 comprised the following (in thousands):

Revolving Credit Facility(1)	$1,108,537
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	349,854
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	411,550
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(3)	181,020
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	292,728

Total Long-term Debt	4,343,689
Less Current Portion	(55,084)

Long-term Debt, Net of Current Portion	$4,288,605

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

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2.0 billion. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our prior credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and substantially all of its U.S. subsidiaries guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2014, we had $1.1 billion of outstanding borrowings under the Revolving Credit Facility, $603.0 million of which was denominated in U.S. dollars, 92.9 million of which was denominated in Canadian dollars, 158.2 million of which was denominated in British pounds sterling, 104.7 million of which was denominated in Euros and 14.9 million of which was denominated in Australian dollars; we also had various outstanding letters of credit totaling $4.9 million. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $386.5 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.4% to 4.9% as of March 31, 2014. For the three months ended March 31, 2013 and 2014, we recorded commitment fees and letters of credit fees of $0.6 million and $0.7 million, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

        In January 2014, we redeemed the 150.0 million British pounds sterling (approximately $247.0 million) in aggregate principal amount outstanding of our 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.1 as of December 31, 2013 and March 31, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.5 as of December 31, 2013 and March 31, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 as of both December 31, 2013 and March 31, 2014, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 as of both December 31, 2013 and March 31, 2014, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

Acquisitions

        In January 2014, in order to enhance our international operations, we acquired Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15.3 million.

        In February 2014, in order to enhance our international operations, we acquired RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a storage rental and records management business with operations in Turkey, for approximately $20.9 million, of which $16.8 million was paid in the first quarter of 2014, with the remainder to be paid out based upon a customary working capital adjustment and whether we make claims for indemnification against the former owners of the business.

        In April 2014, in order to enhance our international operations, we acquired the stock of OSG Records Management (Europe) Limited, a storage rental and records management business with operations in Poland, for approximately $16.5 million.

Contractual Obligations

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged and, as a C-Corporation, we expect to continue to be highly leveraged for the foreseeable future. However, if we convert to a REIT, we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short-term, to fund the costs of the Conversion Plan.

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $87.3 million ($30.6 million, tax effected) at March 31, 2014 to reduce future federal taxable income. We have assets for state net operating losses of $2.7 million (net of federal tax benefit), which expire in

2014 through 2025, subject to a valuation allowance of approximately 45%. We have assets for foreign net operating losses of $56.0 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $9.2 million, which will begin to expire in 2025.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2014 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended March 31, 2014, nor did we repurchase any shares of our common stock during the three months ended March 31, 2014. As of March 31, 2014, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
10.1	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 21). (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 14, 2014.)
10.2	Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (Filed herewith.)
10.3	Employment Offer Letter, dated April 10, 2014, from the Company to Roderick Day. (#) (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 1, 2014