Form 10-Q
period 2014-06-30
IRON MOUNTAIN INC
filed 2014-07-31
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

        Number of shares of the registrant's Common Stock outstanding at July 25, 2014: 193,114,383

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2013	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$120,526	$145,343
Restricted cash	33,860	33,860
Accounts receivable (less allowances of $34,645 and $34,491 as of December 31, 2013 and June 30, 2014, respectively)	616,797	636,978
Deferred income taxes	17,623	1,670
Prepaid expenses and other	144,801	145,017

Total Current Assets	933,607	962,868
Property, Plant and Equipment:
Property, plant and equipment	4,631,067	4,737,922
Less—Accumulated depreciation	(2,052,807)	(2,131,019)

Property, Plant and Equipment, net	2,578,260	2,606,903
Other Assets, net:
Goodwill	2,463,352	2,473,336
Customer relationships and acquisition costs	605,484	623,648
Deferred financing costs	45,607	42,370
Other	26,695	25,999

Total Other Assets, net	3,141,138	3,165,353

Total Assets	$6,653,005	$6,735,124

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,583	$56,604
Accounts payable	216,456	162,036
Accrued expenses	461,338	444,752
Deferred revenue	238,724	238,316

Total Current Liabilities	969,101	901,708
Long-term Debt, net of current portion	4,119,139	4,297,942
Other Long-term Liabilities	68,219	66,497
Deferred Rent	104,244	107,813
Deferred Income Taxes	340,568	64,014
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 191,426,920 shares and 192,992,844 shares as of December 31, 2013 and June 30, 2014, respectively)	1,914	1,930
Additional paid-in capital	980,164	1,012,192
Retained earnings	67,820	276,348
Accumulated other comprehensive items, net	(8,660)	(2,335)

Total Iron Mountain Incorporated Stockholders' Equity	1,041,238	1,288,135

Noncontrolling Interests	10,496	9,015

Total Equity	1,051,734	1,297,150

Total Liabilities and Equity	$6,653,005	$6,735,124

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2013	2014
Revenues:
Storage rental	$441,571	$466,889
Service	312,825	320,003

Total Revenues	754,396	786,892
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	321,056	336,961
Selling, general and administrative	224,531	213,807
Depreciation and amortization	78,928	88,941
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,663)	(107)

Total Operating Expenses	622,852	639,602
Operating Income (Loss)	131,544	147,290
Interest Expense, Net (includes Interest Income of $818 and $1,378 for the three months ended June 30, 2013 and 2014, respectively)	62,989	62,201
Other Expense (Income), Net	15,275	(4,838)

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	53,280	89,927
Provision (Benefit) for Income Taxes	25,940	(182,775)

Income (Loss) from Continuing Operations	27,340	272,702
(Loss) Income from Discontinued Operations, Net of Tax	(98)	(326)

Net Income (Loss)	27,242	272,376
Less: Net Income (Loss) Attributable to Noncontrolling Interests	876	739

Net Income (Loss) Attributable to Iron Mountain Incorporated	$26,366	$271,637

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.14	$1.42

Total (Loss) Income from Discontinued Operations	$(0.00)	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.14	$1.41

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.14	$1.41

Total (Loss) Income from Discontinued Operations	$(0.00)	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.14	$1.40

Weighted Average Common Shares Outstanding—Basic	190,823	192,381

Weighted Average Common Shares Outstanding—Diluted	192,569	193,526

Dividends Declared per Common Share	$0.2700	$0.2705

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Revenues:
Storage rental	$884,040	$925,778
Service	617,062	631,240

Total Revenues	1,501,102	1,557,018
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	642,132	672,106
Selling, general and administrative	447,982	428,587
Depreciation and amortization	159,129	175,374
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,202)	(8,414)

Total Operating Expenses	1,247,041	1,267,653
Operating Income (Loss)	254,061	289,365
Interest Expense, Net (includes Interest Income of $1,043 and $2,904 for the six months ended June 30, 2013 and 2014, respectively)	126,171	124,513
Other Expense (Income), Net	18,014	479

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	109,876	164,373
Provision (Benefit) for Income Taxes	64,384	(151,050)

Income (Loss) from Continuing Operations	45,492	315,423
Income (Loss) from Discontinued Operations, Net of Tax	2,086	(938)

Net Income (Loss)	47,578	314,485
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,024	1,181

Net Income (Loss) Attributable to Iron Mountain Incorporated	$45,554	$313,304

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.24	$1.64

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.24	$1.63

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.24	$1.63

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.24	$1.62

Weighted Average Common Shares Outstanding—Basic	190,518	192,130

Weighted Average Common Shares Outstanding—Diluted	192,339	193,298

Dividends Declared per Common Share	$0.5400	$0.5405

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2014
Net Income (Loss)	$27,242	$272,376
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(27,887)	4,526
Market Value Adjustments for Securities, Net of Tax	—	548

Total Other Comprehensive (Loss) Income	(27,887)	5,074

Comprehensive (Loss) Income	(645)	277,450
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	38	1,165

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(683)	$276,285

	Six Months Ended June 30,
	2013	2014
Net Income (Loss)	$47,578	$314,485
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(42,834)	6,314
Market Value Adjustments for Securities, Net of Tax	—	548

Total Other Comprehensive (Loss) Income	(42,834)	6,862

Comprehensive Income (Loss)	4,744	321,347
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,201	1,718

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$3,543	$319,629

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,157,148	190,005,788	$1,900	$942,199	$180,258	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,394	30,907	1,103,917	11	30,896	—	—	—
Parent cash dividends declared	(104,544)	—	—	—	(104,544)	—	—
Currency translation adjustment	(42,834)	—	—	—	—	(42,011)	(823)
Net income (loss)	47,578	—	—	—	45,554	—	2,024
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(1,155)	—	—	—	—	—	(1,155)

Balance, June 30, 2013	$1,087,843	191,109,705	$1,911	$973,095	$121,268	$(21,697)	$13,266

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax charge of $66	32,849	1,565,924	16	32,833	—	—	—
Parent cash dividends declared	(104,776)	—	—	—	(104,776)	—	—
Currency translation adjustment	6,314	—	—	—	—	5,777	537
Market value adjustments for securities, net of tax	548	—	—	—	—	548	—
Net income (loss)	314,485	—	—	—	313,304	—	1,181
Noncontrolling interests dividends	(699)	—	—	—	—	—	(699)
Purchase of noncontrolling interests	(3,305)	—	—	(805)	—	—	(2,500)

Balance, June 30, 2014	$1,297,150	192,992,844	$1,930	$1,012,192	$276,348	$(2,335)	$9,015

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$47,578	$314,485
(Income) Loss from discontinued operations	(2,086)	938
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	139,914	151,117
Amortization (includes deferred financing costs and bond discount of $3,774 and $3,701, for the six months ended June 30, 2013 and 2014, respectively)	22,989	27,958
Stock-based compensation expense	13,593	14,458
Provision (Benefit) for deferred income taxes	20,593	(242,113)
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(2,202)	(8,414)
Foreign currency transactions and other, net	39,865	(8,577)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(21,245)	(12,586)
Prepaid expenses and other	(14,734)	10,901
Accounts payable	6,838	(16,625)
Accrued expenses and deferred revenue	(38,338)	(44,444)
Other assets and long-term liabilities	183	8,503

Cash Flows from Operating Activities—Continuing Operations	212,948	195,601
Cash Flows from Operating Activities—Discontinued Operations	953	—

Cash Flows from Operating Activities	213,901	195,601
Cash Flows from Investing Activities:
Capital expenditures	(158,240)	(188,745)
Cash paid for acquisitions, net of cash acquired	(52,792)	(46,366)
Investment in restricted cash	(1)	—
Additions to customer relationship and acquisition costs	(8,261)	(17,210)
Proceeds from sales of property and equipment and other, net	2,899	17,608

Cash Flows from Investing Activities—Continuing Operations	(216,395)	(234,713)
Cash Flows from Investing Activities—Discontinued Operations	(18)	—

Cash Flows from Investing Activities	(216,413)	(234,713)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(987,166)	(5,307,846)
Proceeds from revolving credit and term loan facilities and other debt	1,099,939	5,704,569
Early retirement of senior subordinated notes	—	(247,275)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	874	(2,083)
Parent cash dividends	(103,309)	(104,861)
Proceeds from exercise of stock options and employee stock purchase plan	14,897	17,818
Excess tax benefits from stock-based compensation	2,394	(66)
Payment of debt financing costs	(711)	(429)

Cash Flows from Financing Activities—Continuing Operations	26,918	59,827
Cash Flows from Financing Activities—Discontinued Operations	—	—

Cash Flows from Financing Activities	26,918	59,827
Effect of Exchange Rates on Cash and Cash Equivalents	(8,955)	4,102

Increase (Decrease) in Cash and Cash Equivalents	15,451	24,817
Cash and Cash Equivalents, Beginning of Period	243,415	120,526

Cash and Cash Equivalents, End of Period	$258,866	$145,343

Supplemental Information:
Cash Paid for Interest	$123,563	$126,929

Cash Paid for Income Taxes	$58,886	$77,894

Non-Cash Investing and Financing Activities:
Capital Leases	$30,097	$9,138

Accrued Capital Expenditures	$20,891	$36,642

Dividends Payable	$54,274	$55,057

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

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 included in our Current Report on Form 8-K filed with the SEC on May 5, 2014.

        We previously disclosed that, as part of our plan to convert to a real estate investment trust ("REIT") for federal income tax purposes and elect REIT status effective January 1, 2014 (the "Conversion Plan"), we sought private letter rulings ("PLRs") from the U.S. Internal Revenue Service (the "IRS") relating to numerous technical tax issues, including classification of our steel racking structures as qualified real estate assets. We submitted the PLR requests in the third quarter of 2012, and on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014. As such, we intend to elect REIT status effective January 1, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

        The accompanying financial statements reflect our financial position, results of operations, comprehensive income (loss), equity and cash flows on a consolidated basis. All intercompany transactions and account balances have been eliminated.

  b.
  Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,860 as of both December 31, 2013 and June 30, 2014, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $16,366 and $19,931 for the three and six months ended June 30, 2013, respectively. The total gain or loss on foreign currency transactions amounted to a net gain of $4,347 and a net loss of $2,091 for the three and six months ended June 30, 2014, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2013 and concluded there was no impairment of goodwill at such date. As of December 31, 2013 and June 30, 2014, no factors were identified that would alter our October 1, 2013 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        The carrying value of goodwill, net for each of our reporting units as of June 30, 2014 is as follows:

Carrying Value as of June 30, 2014
North American Records and Information Management(1)	$1,393,293
Intellectual Property Management(1)	50,439
Fulfillment Services(1)	8,407
North American Data Management(1)	363,037
Emerging Businesses	—
New Western Europe	394,234
New Emerging Markets	99,514
Latin America	94,124
Australia and Singapore	68,046
Greater China	2,242
India	—
Russia and Ukraine	—

Total	$2,473,336

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2014 are as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Total Consolidated
Gross Balance as of December 31, 2013	$1,688,280	$422,070	$673,335	$2,783,685
Non-deductible goodwill acquired during the year	—	—	34,199	34,199
Fair value and other adjustments(1)	(26,898)	(6,724)	(2,445)	(36,067)
Currency effects	(540)	(135)	12,739	12,064

Gross Balance as of June 30, 2014	$1,660,842	$415,211	$717,828	$2,793,881

Accumulated Amortization Balance as of December 31, 2013	$208,729	$52,181	$59,423	$320,333
Currency effects	(26)	(7)	245	212

Accumulated Amortization Balance as of June 30, 2014	$208,703	$52,174	$59,668	$320,545

Net Balance as of December 31, 2013	$1,479,551	$369,889	$613,912	$2,463,352

Net Balance as of June 30, 2014	$1,452,139	$363,037	$658,160	$2,473,336

Accumulated Goodwill Impairment Balance as of December 31, 2013	$85,909	$—	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of June 30, 2014	$85,909	$—	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $(32,752) in net adjustments to deferred income taxes and $(2,015) related to property, plant and equipment and other assumed liabilities, as well as $(1,300) of cash received related to certain 2013 acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets as of June 30, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$920,319	$(296,671)	$623,648
Core Technology(1)	3,811	(3,624)	187
Trademarks and Non-Compete Agreements(1)	6,586	(4,602)	1,984
Deferred Financing Costs	56,674	(14,304)	42,370

Total	$987,390	$(319,201)	$668,189

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $10,973 and $22,989 for the three and six months ended June 30, 2013, respectively. Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $14,332 and $27,958 for the three and six months ended June 30, 2014, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2013 was $7,883 ($6,099 after tax, or $0.03 per basic and diluted share) and $13,593 ($10,986 after tax, or $0.06 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2014 was $7,317 ($5,417 after tax, or $0.03 per basic and diluted share) and $14,458 ($10,551 after tax, or $0.05 per basic and diluted share), respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of sales (excluding depreciation and amortization)	$72	$189	$142	$379
Selling, general and administrative expenses	7,811	7,128	13,451	14,079

Total stock-based compensation	$7,883	$7,317	$13,593	$14,458

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $2,394 and $(66) for the six months ended June 30, 2013 and 2014, respectively, from the benefits (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2014, ten-year vesting options represented 7.9% of total outstanding options. As of June 30, 2014, three-year vesting options represented 31.5% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the six months ended June 30, 2013 and 2014 was $7.69 and $5.60 per share, respectively. These values were estimated on the date of grant

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

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

        A summary of option activity for the six months ended June 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,145,739	$24.09
Granted	525,268	30.56
Exercised	(1,040,195)	22.93
Forfeited	(105,436)	23.52
Expired	(1,131)	30.15

Outstanding at June 30, 2014	4,524,245	$25.12	4.86	$46,746

Options exercisable at June 30, 2014	3,443,133	$24.16	3.95	$38,878

Options expected to vest	965,353	$28.23	8.05	$6,970

        The following table provides the aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Aggregate intrinsic value of stock options exercised	$4,650	$7,556	$10,096	$8,533

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Restricted Stock and Restricted Stock Units

        Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a vesting period of between three and five years from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $350 and $1,098 of cash dividends on RSUs for the three and six months ended June 30, 2013, respectively. We accrued approximately $416 and $850 of cash dividends on RSUs for the three and six months ended June 30, 2014, respectively. We paid approximately $187 and $553 of cash dividends on RSUs for the three and six months ended June 30, 2013, respectively. We paid approximately $223 and $1,054 of cash dividends on RSUs for the three and six months ended June 30, 2014, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSU activity for the six months ended June 30, 2014 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	1,435,230	$29.76
Granted	671,748	27.71
Vested	(553,959)	31.69
Forfeited	(101,840)	31.99

Non-vested at June 30, 2014	1,451,179	$27.92

        The total fair value of restricted stock vested during each of the three and six months ended June 30, 2013 and 2014 was $1. The total fair value of RSUs vested during the three and six months ended June 30, 2013 was $3,469 and $12,076, respectively. The total fair value of RSUs vested during the three and six months ended June 30, 2014 was $3,704 and $17,548, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014). Certain PUs granted in 2013 and 2014 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200%

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $148 and $389 of cash dividends on PUs for the three and six months ended June 30, 2013, respectively. We accrued approximately $142 and $292 of cash dividends on PUs for the three and six months ended June 30, 2014, respectively.

        During the six months ended June 30, 2014, we issued 173,260 PUs. Our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue or revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014) over the vesting period for each of the awards. For the 2013 and 2014 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the three and six months ended June 30, 2013 was $0 and $908, respectively. The total fair value of earned PUs that vested during the three and six months ended June 30, 2014 was $2,266 and $6,296, respectively. There were no cash dividends paid on PUs for the three and six months ended June 30, 2013. We paid approximately $91 and $312 of cash dividends on PUs for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we expected 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of PU activity for the six months ended June 30, 2014 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	334,548	(23,732)	310,816	$33.18
Granted	173,260	(48,890)	124,370	22.18
Vested	(194,389)	(24,269)	(218,658)	28.80
Forfeited	(8,179)	—	(8,179)	32.66

Non-vested at June 30, 2014	305,240	(96,891)	208,349	$31.24

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an ESPP in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the six months ended June 30, 2013 and 2014, there were 74,732 shares and 69,567 shares, respectively, purchased under the ESPP. As of June 30, 2014, we have 930,433 shares available under the ESPP.

        As of June 30, 2014, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $48,220 and is expected to be recognized over a weighted-average period of 2.1 years.

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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income (Loss) from continuing operations	$27,340	$272,702	$45,492	$315,423

Total (loss) income from discontinued operations (see Note 10)	$(98)	$(326)	$2,086	$(938)

Net income (loss) attributable to Iron Mountain Incorporated	$26,366	$271,637	$45,554	$313,304

Weighted-average shares—basic	190,823,000	192,381,000	190,518,000	192,130,000
Effect of dilutive potential stock options	1,337,423	762,416	1,366,265	722,609
Effect of dilutive potential restricted stock, RSUs and PUs	408,103	382,317	455,039	444,968

Weighted-average shares—diluted	192,568,526	193,525,733	192,339,304	193,297,577

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.14	$1.42	$0.24	$1.64

Total (loss) income from discontinued operations (see Note 10)	$(0.00)	$(0.00)	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.14	$1.41	$0.24	$1.63

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.14	$1.41	$0.24	$1.63

Total (loss) income from discontinued operations (see Note 10)	$(0.00)	$(0.00)	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.14	$1.40	$0.24	$1.62

Antidilutive stock options, RSUs and PUs, excluded from the calculation	319,158	1,457,975	289,728	1,419,469

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  i.
  Income Taxes

        After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014. As such, we intend to elect REIT status effective January 1, 2014.

        As noted previously, on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. In the PLRs, the IRS addressed and favorably ruled on our assets and revenue model, including regarding the characterization of our steel racking structures as real estate for REIT purposes under the Internal Revenue Code of 1986, as amended (the "Code"), our global operations and our transition plans from a C-corporation to a REIT. The PLRs are subject to certain qualifications and are based upon certain representations and statements made by us. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in relevant facts), we may not be able to rely on the PLRs.

        As a REIT, we will generally be permitted to deduct from federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries ("TRS"), which will hold our domestic operations that may not be REIT-compliant as currently operated and structured, will be subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through subsidiaries disregarded for federal tax purposes or TRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014; this built-in gains tax will also be imposed on our depreciation recapture recognized into income in 2014 and subsequent taxable years as a result of accounting method changes commenced in our pre-REIT period. If we fail to maintain qualification for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) our recent conversion to a REIT; (2) changes in the mix of income from foreign jurisdictions; (3) tax law changes; (4) volatility in foreign exchange gains (losses); (5) the timing of the establishment and reversal of tax reserves; and (6) our ability to utilize foreign tax credits and net operating losses that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

        On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Code regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for our tax year beginning on January 1, 2014. Early adoption was available, and we adopted the regulations in 2013. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations' provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income over a four-year period beginning in 2013. Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. We do not believe these regulations will have a material impact on our consolidated results of operations, cash flows and financial position.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $176 and $721 for gross interest and penalties for the three and six months ended June 30, 2013, respectively. We recorded a decrease of $631 and an increase of $335 for gross interest and penalties for the three and six months ended June 30, 2014, respectively. We had $4,874 and $5,212 accrued for the payment of interest and penalties as of December 31, 2013 and June 30, 2014, respectively.

        Our effective tax rate for each of the three and six months ended June 30, 2013 was 48.7% and 58.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2013 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three and six months ended June 30, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our effective tax rate for the three and six months ended June 30, 2013 by 2.5% and 12.8%, respectively. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012.

        As a result of our REIT conversion, we recorded during the three and six months ended June 30, 2014 a net tax benefit of $230,051 and $212,151, respectively, for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2014 were the $36,084 increase in our tax provision from repatriation discussed below and other net tax benefit related to the REIT of $18,763 and $33,835, respectively, primarily related to the dividends paid deduction. Our effective tax rate will be significantly lower in 2014 as a result of the REIT conversion. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. Substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our U.S. TRSs.

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. As a result of our recent conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the U.S., and, therefore, in the second quarter of 2014, we recognized an increase in our tax provision from continuing operations in the amount of $36,084, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries should not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances, however, such future repatriations will require distribution as per REIT distribution rules which are then taxable, as appropriate, at the stockholder level.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2013 and June 30, 2014 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, and three global banks and two "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2013 and June 30, 2014, our cash and cash equivalents and restricted cash balance was $154,386 and $179,203, respectively, including money market funds and time deposits amounting to $36,613 and $52,557, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and June 30, 2014, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at June 30, 2014 Using
Description	Total Carrying Value at June 30, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$37,484	$—		$37,484		$—
Time Deposits(1)	15,073	—		15,073		—
Trading Securities	13,794	12,987	(2)	807	(1)	—
Derivative Assets(3)	411	—		411		—
Derivative Liabilities(3)	6,073	—		6,073		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2013 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  m.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31, 2013	June 30, 2014
Foreign currency translation adjustments	$(9,586)	$(3,809)
Market value adjustments for securities, net of tax	926	1,474

	$(8,660)	$(2,335)

  n.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Foreign currency transaction losses (gains), net	$16,366	$(4,347)	$19,931	$2,091
Other, net	(1,091)	(491)	(1,917)	(1,612)

	$15,275	$(4,838)	$18,014	$479

  o.
  Property, Plant and Equipment and Long-Lived Assets

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three and six months ended June 30, 2013, we capitalized $13,519 and $22,747, respectively, of costs associated with the development of internal use computer software projects. During the three and six months ended June 30, 2014, we capitalized $4,861 and $9,758, respectively, of costs associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

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

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $1,663 and $2,202 for the three and six months ended June 30, 2013, respectively, and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated primarily with our North American Records and Information Management Business and the sale of a building in the United Kingdom. Consolidated gain on disposal/write-down of property, plant and equipment, net was $107 and $8,414 for the three and six months ended June 30, 2014, respectively, and consisted primarily of $9,262 of gains associated with two facilities we disposed of in the United Kingdom.

  p.
  New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) ("ASU 2014-08"). ASU 2014-08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued. We adopted ASU 2014-08 effective April 1, 2014.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and results of operations.

  q.
  Immaterial Restatement

        During the second quarter of 2014, we identified contract billing inaccuracies arising from a single location which occurred over numerous years that resulted in an overstatement of our prior years' reported revenue by $10,000 in the aggregate. Of this amount, $1,300 relates to the year ended December 31, 2013, $1,300 relates to the year ended December 31, 2012 and the remaining $7,400 relates to the periods prior to December 31, 2011. We have determined that no prior period financial statement was materially misstated as a result of these billing inaccuracies. As a result, we have restated beginning retained earnings as of December 31, 2012 for the cumulative impact of these billing inaccuracies, net of tax, prior to December 31, 2012 in the amount of $5,300. Additionally, we have

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

restated our 2012 and 2013 Consolidated Statements of Equity, our 2013 Consolidated Balance Sheet and each of our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 to reflect the impact of these billing inaccuracies in those particular periods. There was no change to the following lines of the Consolidated Statement of Cash Flows for the six months ended June 30, 2013: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.

        The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Statement of Operations for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Storage Rental	$—	$—
Service	(325)	(650)

Total Revenues	$(325)	$(650)

Operating (Loss) Income	$(325)	$(650)

(Loss) Income from Continuing Operations before	$(325)	$(650)

Provision (Benefit) for Income Taxes
(Benefit) Provision for Income Taxes	$(127)	$(254)

(Loss) Income from Continuing Operations	$(198)	$(396)

Net (Loss) Income	$(198)	$(396)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(198)	$(396)

Earnings (Losses) per Share-Basic:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

Earnings (Losses) per Share-Diluted:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Balance Sheet as of December 31, 2013:

December 31, 2013
Deferred Revenue	$10,000

Total Current Liabilities	$10,000

Deferred Income Tax Liabilities	$(3,900)

Retained Earnings	$(6,100)

Total Iron Mountain Incorporated Stockholders' Equity	$(6,100)

Total Equity	$(6,100)

        Prospectively, we will process an immaterial restatement of our Consolidated Statements of Operations for the annual periods ended December 31, 2013 and 2012 when those statements are reproduced on a comparative basis in our Annual Report on Form 10-K for the year ending December 31, 2014. The effects of such restatement on previously reported annual amounts for the years ended December 31, 2013 and 2012 will be to reduce service revenues by $1,300 and $1,300, respectively and reduce net income from continuing operations by $800 and $786, respectively.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2013 and June 30, 2014, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling, Australian dollars and Euros. As of June 30, 2014, we had (1) outstanding forward

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

contracts to purchase $311,944 U.S. dollars and sell 186,000 British pounds sterling to hedge our intercompany exposures with our United Kingdom operations; (2) an outstanding forward contract to purchase $61,849 U.S. dollars and sell 66,000 Australian dollars to hedge our intercompany exposures with our Australian operations; and (3) outstanding forward contracts to purchase 142,500 Euros and sell $195,157 U.S. dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2013, there was $10,476 and $16,275, respectively, in net cash receipts included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and six months ended June 30, 2014, there was $7,330 and $14,529, respectively, in net cash payments included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts.

        Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2013 and June 30, 2014 and their gains and losses for the three and six months ended June 30, 2013 and 2014:

	Asset Derivatives
	December 31, 2013		June 30, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$72	Prepaid expenses and other	$411

Total		$72		$411

	Liability Derivatives
	December 31, 2013		June 30, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$5,592	Accrued expenses	$6,073

Total		$5,592		$6,073

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2013	2014	2013	2014
Foreign exchange contracts	Other (income) expense, net	$(9,073)	$11,748	$(20,223)	$14,670

Total		$(9,073)	$11,748	$(20,223)	$14,670

        We have designated a portion of our 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2013 and 2014, we designated on average 105,833 and 58,735 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $2,030 ($1,237, net of tax) and foreign exchange gains of $2,093 ($1,276, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the three and six months ended June 30, 2013, respectively. We recorded foreign exchange gains of $663 ($663, net of tax) and foreign exchange gains of $808 ($751, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, cumulative net gains of $8,235, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2013 and 2014 acquisitions on our consolidated results of operations. Noteworthy 2014 acquisitions are as follows:

        In January 2014, in order to enhance our international operations, we acquired Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15,300.

        In February 2014, in order to enhance our international operations, we acquired RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a storage rental and records management business with operations in Turkey, for approximately $21,200, of which $16,750 was paid in the first quarter of 2014,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

with the remainder to be paid out based upon a customary working capital adjustment and whether we make claims for indemnification against the former owners of the business.

        In April 2014, in order to enhance our international operations, we acquired the stock of OSG Polska sp. z.o.o., a storage rental and records management business with operations in Poland, for approximately $13,700.

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in the first six months of 2014 is as follows:

Cash Paid (gross of cash acquired)	$48,667	(1)
Fair Value of Previously Held Equity Interest	794

Total Consideration	49,461
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	5,843
Property, Plant and Equipment(2)	13,682
Customer Relationship Assets(3)	24,017
Other Assets	615
Liabilities Assumed and Deferred Income Taxes(4)	(28,895)

Total Fair Value of Identifiable Net Assets Acquired	15,262

Goodwill Initially Recorded	$34,199

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 are net cash acquired of $(1,296) and by contingent and other payments of $(1,005) related to acquisitions made in previous years.

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions to date in 2014 was approximately 12 years.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        Allocations of the purchase price paid for acquisitions made in 2014 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations for 2014 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of 2014 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt comprised the following:

	December 31, 2013		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$675,717	$675,717	$1,102,607	$1,102,607
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	247,808	248,117	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	350,272	355,071	347,192	351,391
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	446,000	400,000	437,240
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	411,518	444,470	411,583	431,703
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(2)(4)	187,960	187,960	187,380	195,812
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	614,820	600,000	648,780
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	930,000	1,000,000	1,030,600
Real Estate Mortgages, Capital Leases and Other(5)	298,447	298,447	305,784	305,784

Total Long-term Debt	4,171,722		4,354,546
Less Current Portion	(52,583)		(56,604)

Long-term Debt, Net of Current Portion	$4,119,139		$4,297,942

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Revolving Credit Facility (defined below), together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2013 and June 30, 2014, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2013 and June 30, 2014, respectively.

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

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2,000,000. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our prior credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2014, we had $1,102,607 of outstanding borrowings under the Revolving Credit Facility, $644,100 of which was denominated in U.S. dollars, 74,000 of which was denominated in Canadian dollars, 152,300 of which was denominated in British pounds sterling, 84,715 of which was denominated in Euros and 14,500 of which was denominated in Australian dollars; we also had various outstanding letters of credit totaling $6,867. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $390,526 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Revolving Credit Facility was 2.6% and ranged from 2.4% to 5.0% as of June 30, 2014. For the three and six months ended June 30, 2013, we recorded commitment fees and letters of credit fees of $546 and $1,156, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit. For the three and six months ended June 30, 2014, we recorded commitment fees and letters of credit fees of $509 and $1,167, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

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

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.1 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.5 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.5 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 and 2.6 as of December 31, 2013 and June 30, 2014, respectively, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 and are prepared on the same basis as the consolidated financial statements.

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

        In July 2013, certain of Canada Company's operating subsidiaries (the "Amalgamated Entities") were amalgamated into Canada Company and, as part of our conversion to a REIT, Canada Company contributed certain assets and liabilities into two newly-formed wholly owned entities (the "Canadian Subsidiaries"). The assets, liabilities, equity, results of operations and cash flows of the Amalgamated Entities, previously presented within the Non- Guarantors column, are now presented within the Canada Company column. The assets, liabilities, equity, results of operations and cash flows of the Canadian Subsidiaries, previously presented within the Canada Company column, are now presented within the Non-Guarantors column.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$1,243	$10,366	$1,094	$107,823	$—	$120,526
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	358,118	38,928	219,751	—	616,797
Intercompany Receivable	761,501	—	1,607	—	(763,108)	—
Other Current Assets	1,120	98,717	5,995	56,622	(30)	162,424

Total Current Assets	797,724	467,201	47,624	384,196	(763,138)	933,607
Property, Plant and Equipment, Net	1,019	1,569,248	172,246	835,747	—	2,578,260
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,775,570	1,000	2,672	—	(1,779,242)	—
Investment in Subsidiaries	1,564,405	1,313,835	31,130	70,788	(2,980,158)	—
Goodwill	—	1,638,534	187,259	637,559	—	2,463,352
Other	38,862	376,939	11,257	250,842	(114)	677,786

Total Other Assets, Net	3,378,837	3,330,308	232,318	959,189	(4,759,514)	3,141,138

Total Assets	$4,177,580	$5,366,757	$452,188	$2,179,132	$(5,522,652)	$6,653,005

Liabilities and Equity
Intercompany Payable	$—	$581,029	$—	$182,079	$(763,108)	$—
Current Portion of Long-term Debt	—	30,236	—	22,377	(30)	52,583
Total Other Current Liabilities	125,705	540,169	29,513	221,131	—	916,518
Long-term Debt, Net of Current Portion	3,009,597	508,382	289,105	312,055	—	4,119,139
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,772,144	—	6,098	(1,779,242)	—
Other Long-term Liabilities	40	388,645	31,652	92,808	(114)	513,031
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,041,238	1,546,152	101,918	1,332,088	(2,980,158)	1,041,238
Noncontrolling Interests	—	—	—	10,496	—	10,496

Total Equity	1,041,238	1,546,152	101,918	1,342,584	(2,980,158)	1,051,734

Total Liabilities and Equity	$4,177,580	$5,366,757	$452,188	$2,179,132	$(5,522,652)	$6,653,005

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$7,948	$5,578	$131,817	$—	$145,343
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	374,418	35,244	227,316	—	636,978
Intercompany Receivable	332,301	—	—	—	(332,301)	—
Other Current Assets	411	82,361	5,584	58,365	(34)	146,687

Total Current Assets	366,572	464,727	46,406	417,498	(332,335)	962,868
Property, Plant and Equipment, Net	929	1,571,494	168,090	866,390	—	2,606,903
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,114,591	351	2,661	—	(2,117,603)	—
Investment in Subsidiaries	1,650,670	1,389,836	31,721	84,940	(3,157,167)	—
Goodwill	—	1,602,470	186,681	684,185	—	2,473,336
Other	36,843	380,289	10,848	264,037	—	692,017

Total Other Assets, Net	3,802,104	3,372,946	231,911	1,033,162	(5,274,770)	3,165,353

Total Assets	$4,169,605	$5,409,167	$446,407	$2,317,050	$(5,607,105)	$6,735,124

Liabilities and Equity
Intercompany Payable	$—	$165,125	$553	$166,623	$(332,301)	$—
Current Portion of Long-term Debt	—	28,934	—	27,704	(34)	56,604
Total Other Current Liabilities	121,696	471,353	32,677	219,378	—	845,104
Long-term Debt, Net of Current Portion	2,758,774	892,991	263,871	382,306	—	4,297,942
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,114,537	—	2,066	(2,117,603)	—
Other Long-term Liabilities	—	107,974	32,645	97,705	—	238,324
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,288,135	1,628,253	116,661	1,412,253	(3,157,167)	1,288,135
Noncontrolling Interests	—	—	—	9,015	—	9,015

Total Equity	1,288,135	1,628,253	116,661	1,421,268	(3,157,167)	1,297,150

Total Liabilities and Equity	$4,169,605	$5,409,167	$446,407	$2,317,050	$(5,607,105)	$6,735,124

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$292,072	$32,576	$116,923	$—	$441,571
Service	—	192,754	—	120,071	—	312,825

Total Revenues	—	484,826	32,576	236,994	—	754,396
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	193,678	6,848	120,530	—	321,056
Selling, General and Administrative	36	161,048	4,354	59,093	—	224,531
Depreciation and Amortization	81	47,809	3,116	27,922	—	78,928
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	—	147	21	(1,831)	—	(1,663)

Total Operating Expenses	117	402,682	14,339	205,714	—	622,852

Operating (Loss) Income	(117)	82,144	18,237	31,280	—	131,544
Interest Expense (Income), Net	51,546	(5,949)	11,211	6,181	—	62,989
Other Expense (Income), Net	3,823	(101)	(46)	11,599	—	15,275

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(55,486)	88,194	7,072	13,500	—	53,280
Provision (Benefit) for Income Taxes	—	17,959	2,395	5,586	—	25,940
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(81,852)	(10,588)	(2,414)	(4,677)	99,531	—

Income (Loss) from Continuing Operations	26,366	80,823	7,091	12,591	(99,531)	27,340
Income (Loss) from Discontinued Operations, Net of Tax	—	24	—	(122)	—	(98)

Net Income (Loss)	26,366	80,847	7,091	12,469	(99,531)	27,242
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	876	—	876

Net Income (Loss) Attributable to Iron Mountain Incorporated	$26,366	$80,847	$7,091	$11,593	$(99,531)	$26,366

Net Income (Loss)	$26,366	$80,847	$7,091	$12,469	$(99,531)	$27,242
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,237)	115	(11,047)	(15,718)	—	(27,887)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(25,812)	(25,739)	—	(11,047)	62,598	—

Total Other Comprehensive (Loss) Income	(27,049)	(25,624)	(11,047)	(26,765)	62,598	(27,887)

Comprehensive (Loss) Income	(683)	55,223	(3,956)	(14,296)	(36,933)	(645)
Comprehensive Income (Loss) Attributable to Noncontrolling	—	—	—	38	—	38

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(683)	$55,223	$(3,956)	$(14,334)	$(36,933)	$(683)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$301,683	$31,295	$133,911	$—	$466,889
Service	—	190,613	17,591	111,799	—	320,003
Intercompany Service	—	—	—	15,194	(15,194)	—

Total Revenues	—	492,296	48,886	260,904	(15,194)	786,892
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	196,328	6,322	134,311	—	336,961
Intercompany Service Cost of Sales	—	—	15,194	—	(15,194)	—
Selling, General and Administrative	36	142,698	3,090	67,983	—	213,807
Depreciation and Amortization	56	52,322	2,979	33,584	—	88,941
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(97)	—	(10)	—	(107)

Total Operating Expenses	92	391,251	27,585	235,868	(15,194)	639,602

Operating (Loss) Income	(92)	101,045	21,301	25,036	—	147,290
Interest Expense (Income), Net	46,674	(3,004)	7,836	10,695	—	62,201
Other (Income) Expense, Net	8,105	6,214	—	(19,157)	—	(4,838)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(54,871)	97,835	13,465	33,498	—	89,927
Provision (Benefit) for Income Taxes	—	(193,131)	3,572	6,784	—	(182,775)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(326,508)	(35,234)	1,313	(9,893)	370,322	—

Income (Loss) from Continuing Operations	271,637	326,200	8,580	36,607	(370,322)	272,702
(Loss) Income from Discontinued Operations, Net of Tax	—	(335)	—	9	—	(326)

Net Income (Loss)	271,637	325,865	8,580	36,616	(370,322)	272,376
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	739	—	739

Net Income (Loss) Attributable to Iron Mountain Incorporated	$271,637	$325,865	$8,580	$35,877	$(370,322)	$271,637

Net Income (Loss)	$271,637	$325,865	$8,580	$36,616	$(370,322)	$272,376
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	663	(657)	2,181	2,339	—	4,526
Market Value Adjustments for Securities, Net of Tax	—	548	—	—	—	548
Equity in Other Comprehensive Income (Loss) of Subsidiaries	3,985	4,116	1,663	2,181	(11,945)	—

Total Other Comprehensive Income (Loss)	4,648	4,007	3,844	4,520	(11,945)	5,074

Comprehensive Income (Loss)	276,285	329,872	12,424	41,136	(382,267)	277,450
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,165	—	1,165

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$276,285	$329,872	$12,424	$39,971	$(382,267)	$276,285

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Six Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$584,447	$65,799	$233,794	$—	$884,040
Service	—	378,704	—	238,358	—	617,062

Total Revenues	—	963,151	65,799	472,152	—	1,501,102
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	386,291	14,138	241,703	—	642,132
Selling, General and Administrative	63	318,855	8,945	120,119	—	447,982
Depreciation and Amortization	162	95,682	6,339	56,946	—	159,129
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(488)	21	(1,735)	—	(2,202)

Total Operating Expenses	225	800,340	29,443	417,033	—	1,247,041

Operating (Loss) Income	(225)	162,811	36,356	55,119	—	254,061
Interest Expense (Income), Net	103,360	(12,122)	20,956	13,977	—	126,171
Other (Income) Expense, Net	(29,204)	(1,252)	(46)	48,516	—	18,014

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(74,381)	176,185	15,446	(7,374)	—	109,876
Provision (Benefit) for Income Taxes	—	51,737	5,135	7,512	—	64,384
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(119,935)	6,670	(3,603)	(10,311)	127,179	—

Income (Loss) from Continuing Operations	45,554	117,778	13,914	(4,575)	(127,179)	45,492
Income (Loss) from Discontinued Operations, Net of Tax	—	105	—	1,981	—	2,086

Net Income (Loss)	45,554	117,883	13,914	(2,594)	(127,179)	47,578
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,024	—	2,024

Net Income (Loss) Attributable to Iron Mountain Incorporated	$45,554	$117,883	$13,914	$(4,618)	$(127,179)	$45,554

Net Income (Loss)	$45,554	$117,883	$13,914	$(2,594)	$(127,179)	$47,578
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,277	965	(18,491)	(26,585)	—	(42,834)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(43,288)	(44,075)	—	(18,491)	105,854	—

Total Other Comprehensive (Loss) Income	(42,011)	(43,110)	(18,491)	(45,076)	105,854	(42,834)

Comprehensive Income (Loss)	3,543	74,773	(4,577)	(47,670)	(21,325)	4,744
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,201	—	1,201

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$3,543	$74,773	$(4,577)	$(48,871)	$(21,325)	$3,543

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Six Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$602,012	$61,706	$262,060	$—	$925,778
Service	—	377,043	33,741	220,456	—	631,240
Intercompany Service	—	—	—	32,552	(32,552)	—

Total Revenues	—	979,055	95,447	515,068	(32,552)	1,557,018
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	399,248	12,564	260,294	—	672,106
Intercompany Service Cost of Sales	—	—	32,552	—	(32,552)	—
Selling, General and Administrative	64	289,276	6,843	132,404	—	428,587
Depreciation and Amortization	133	104,962	5,978	64,301	—	175,374
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	635	1	(9,050)	—	(8,414)

Total Operating Expenses	197	794,121	57,938	447,949	(32,552)	1,267,653

Operating (Loss) Income	(197)	184,934	37,509	67,119	—	289,365
Interest Expense (Income), Net	94,839	(7,856)	17,383	20,147	—	124,513
Other (Income) Expense, Net	6,825	7,721	(20)	(14,047)	—	479

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(101,861)	185,069	20,146	61,019	—	164,373
Provision (Benefit) for Income Taxes	—	(169,328)	6,110	12,168	—	(151,050)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(415,165)	(60,060)	(641)	(14,036)	489,902	—

Income (Loss) from Continuing Operations	313,304	414,457	14,677	62,887	(489,902)	315,423
(Loss) Income from Discontinued Operations, Net of Tax	—	(960)	—	22	—	(938)

Net Income (Loss)	313,304	413,497	14,677	62,909	(489,902)	314,485
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,181	—	1,181

Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,304	$413,497	$14,677	$61,728	$(489,902)	$313,304

Net Income (Loss)	$313,304	$413,497	$14,677	$62,909	$(489,902)	$314,485
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	751	84	(437)	5,916	—	6,314
Market Value Adjustments for Securities, Net of Tax	—	548	—	—	—	548
Equity in Other Comprehensive Income (Loss) of Subsidiaries	5,574	4,045	503	(437)	(9,685)	—

Total Other Comprehensive Income (Loss)	6,325	4,677	66	5,479	(9,685)	6,862

Comprehensive Income (Loss)	319,629	418,174	14,743	68,388	(499,587)	321,347
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,718	—	1,718

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$319,629	$418,174	$14,743	$66,670	$(499,587)	$319,629

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(90,898)	$227,437	$13,395	$63,014	$—	$212,948
Cash Flows from Operating Activities—Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(90,898)	227,308	13,395	64,096	—	213,901
Cash Flows from Investing Activities:
Capital expenditures	—	(104,352)	(1,811)	(52,077)	—	(158,240)
Cash paid for acquisitions, net of cash acquired	—	(23,338)	—	(29,454)	—	(52,792)
Intercompany loans to subsidiaries	193,217	(11,865)	—	—	(181,352)	—
Investment in subsidiaries	(16,300)	(16,300)	—	—	32,600	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(5,885)	(290)	(2,086)	—	(8,261)
Proceeds from sales of property and equipment and other, net	—	12	(3,191)	6,078	—	2,899

Cash Flows from Investing Activities—Continuing Operations	176,916	(161,728)	(5,292)	(77,539)	(148,752)	(216,395)
Cash Flows from Investing Activities—Discontinued Operations	—	(18)	—	—	—	(18)

Cash Flows from Investing Activities	176,916	(161,746)	(5,292)	(77,539)	(148,752)	(216,413)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(975,507)	(29)	(11,630)	—	(987,166)
Proceeds from revolving credit and term loan facilities and other debt	—	1,076,791	—	23,148	—	1,099,939
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	874	—	874
Intercompany loans from parent	—	(191,997)	1,921	8,724	181,352	—
Equity contribution from parent	—	16,300	—	16,300	(32,600)	—
Parent cash dividends	(103,309)	—	—	—	—	(103,309)
Proceeds from exercise of stock options and employee stock purchase plan	14,897	—	—	—	—	14,897
Excess tax benefits from stock-based compensation	2,394	—	—	—	—	2,394
Payment of debt financing costs	—	(469)	—	(242)	—	(711)

Cash Flows from Financing Activities—Continuing Operations	(86,018)	(74,882)	1,892	37,174	148,752	26,918
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(86,018)	(74,882)	1,892	37,174	148,752	26,918
Effect of exchange rates on cash and cash equivalents	—	—	(5,754)	(3,201)	—	(8,955)

(Decrease) Increase in cash and cash equivalents	—	(9,320)	4,241	20,530	—	15,451
Cash and cash equivalents, beginning of period	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of period	$—	$4,152	$107,587	$147,127	$—	$258,866

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(102,687)	$193,625	$30,500	$74,163	$—	$195,601
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Operating Activities	(102,687)	193,625	30,500	74,163	—	195,601
Cash Flows from Investing Activities:
Capital expenditures	—	(117,875)	(3,714)	(67,156)	—	(188,745)
Cash paid for acquisitions, net of cash acquired	—	683	—	(47,049)	—	(46,366)
Intercompany loans to subsidiaries	454,027	22,778	—	—	(476,805)	—
Investment in subsidiaries	(18,199)	(18,199)	—	—	36,398	—
Additions to customer relationship and acquisition costs	—	(14,278)	(425)	(2,507)	—	(17,210)
Proceeds from sales of property and equipment and other, net	—	1,535	64	16,009	—	17,608

Cash Flows from Investing Activities—Continuing Operations	435,828	(125,356)	(4,075)	(100,703)	(440,407)	(234,713)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Investing Activities	435,828	(125,356)	(4,075)	(100,703)	(440,407)	(234,713)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(4,719,695)	(490,931)	(97,220)	—	(5,307,846)
Proceeds from revolving credit and term loan facilities and other debt	—	5,084,042	466,677	153,850	—	5,704,569
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(2,083)	—	(2,083)
Intercompany loans from parent	—	(453,675)	2,135	(25,265)	476,805	—
Equity contribution from parent	—	18,199	—	18,199	(36,398)	—
Parent cash dividends	(104,861)	—	—	—	—	(104,861)
Proceeds from exercise of stock options and employee stock purchase plan	17,818	—	—	—	—	17,818
Excess tax benefits (deficiency) from stock-based compensation	(66)	—	—	—	—	(66)
Payment of debt financing costs	—	—	(12)	(417)	—	(429)

Cash Flows from Financing Activities—Continuing Operations	(334,384)	(71,129)	(22,131)	47,064	440,407	59,827
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(334,384)	(71,129)	(22,131)	47,064	440,407	59,827
Effect of exchange rates on cash and cash equivalents	—	442	190	3,470	—	4,102

(Decrease) Increase in cash and cash equivalents	(1,243)	(2,418)	4,484	23,994	—	24,817
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526

Cash and cash equivalents, end of period	$—	$7,948	$5,578	$131,817	$—	$145,343

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Corporate and Other	Total Consolidated
Three Months Ended June 30, 2013
Total Revenues	$446,015	$99,480	$205,703	$3,198	$754,396
Depreciation and Amortization	41,484	4,372	25,963	7,109	78,928
Depreciation	38,240	4,175	20,328	7,076	69,819
Amortization	3,244	197	5,635	33	9,109
Adjusted OIBDA	169,391	60,081	52,909	(50,036)	232,345
Expenditures for Segment Assets	51,266	3,875	48,292	15,880	119,313
Capital Expenditures	24,928	3,751	18,263	15,880	62,822
Cash Paid for Acquisitions, Net of Cash Acquired	23,412	—	29,454	—	52,866
Additions to Customer Relationship and Acquisition Costs	2,926	124	575	—	3,625
Three Months Ended June 30, 2014
Total Revenues	452,271	97,551	233,590	3,480	786,892
Depreciation and Amortization	42,807	4,938	31,799	9,397	88,941
Depreciation	38,144	4,876	24,031	9,353	76,404
Amortization	4,663	62	7,768	44	12,537
Adjusted OIBDA	173,327	59,020	55,704	(46,202)	241,849
Expenditures for Segment Assets	41,448	4,813	49,876	9,389	105,526
Capital Expenditures	34,678	4,702	32,120	9,389	80,889
Cash Paid for Acquisitions, Net of Cash Acquired	(161)	(40)	15,786	—	15,585
Additions to Customer Relationship and Acquisition Costs	6,931	151	1,970	—	9,052
Six Months Ended June 30, 2013
Total Revenues	885,705	198,307	410,256	6,834	1,501,102
Depreciation and Amortization	82,337	8,714	52,969	15,109	159,129
Depreciation	75,799	8,312	40,760	15,043	139,914
Amortization	6,538	402	12,209	66	19,215
Adjusted OIBDA	331,894	119,498	100,807	(92,703)	459,496
Total Assets(1)	3,538,248	632,681	1,792,933	370,957	6,334,819
Expenditures for Segment Assets	91,188	8,060	81,320	38,725	219,293
Capital Expenditures	61,858	7,877	49,780	38,725	158,240
Cash Paid for Acquisitions, Net of Cash Acquired	23,338	—	29,454	—	52,792
Additions to Customer Relationship and Acquisition Costs	5,992	183	2,086	—	8,261
Six Months Ended June 30, 2014
Total Revenues	898,403	194,275	458,020	6,320	1,557,018
Depreciation and Amortization	88,313	9,968	60,558	16,535	175,374
Depreciation	78,965	9,841	45,820	16,491	151,117
Amortization	9,348	127	14,738	44	24,257
Adjusted OIBDA	340,736	113,288	114,467	(98,118)	470,373
Total Assets(1)	3,678,690	642,392	2,154,819	259,223	6,735,124
Expenditures for Segment Assets	90,714	10,320	114,817	36,470	252,321
Capital Expenditures	77,239	10,209	64,827	36,470	188,745
Cash Paid for Acquisitions, Net of Cash Acquired	(1,077)	(40)	47,483	—	46,366
Additions to Customer Relationship and Acquisition Costs	14,552	151	2,507	—	17,210

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

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Adjusted OIBDA	$232,345	$241,849	$459,496	$470,373
Less: Depreciation and Amortization	78,928	88,941	159,129	175,374
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(1,663)	(107)	(2,202)	(8,414)
REIT Costs(1)	23,536	5,725	48,508	14,048
Interest Expense, Net	62,989	62,201	126,171	124,513
Other Expense (Income), Net	15,275	(4,838)	18,014	479

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$53,280	$89,927	$109,876	$164,373

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

(8) Commitments and Contingencies

a.
Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $43,900 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through June 30, 2014, we billed approximately $79,800 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

        In April 2012, the U.S. Government sent us a subpoena seeking information that substantially overlaps with the subjects that are covered by the voluntary disclosure process that we initiated with the GSA and OIG in June 2011, except that the subpoena seeks information dating back to 2000, including the initial GSA schedule period of 2001 to 2006, and seeks information about non-GSA federal and state and local customers. Despite the substantial overlap, the subpoena relates to a separate inquiry, under the civil False Claims Act, that has been initiated independent of the GSA and OIG voluntary disclosure matter. In June 2014, we learned that the government subpoena and investigation are the result of a pending, sealed qui tam lawsuit brought against us on behalf of the United States and the State of California.

        We have provided the U.S. Government with information regarding our pricing practices, as well as the proposed pricing adjustment, and we continue to review this matter with them. The U.S. Government, however, may request additional pricing adjustments, refunds, civil penalties, up to treble damages and/or interest.

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

c.
Commonwealth of Massachusetts Assessment

        During the third quarter of 2012, we applied for an abatement of assessments from the Commonwealth of Massachusetts. The assessments, issued in the second quarter of 2012, related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

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

d.
Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We continue to assess the impact of the fire, and, although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by three customers, and all three of those matters have been settled. We have also received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. As discussed in Note 10, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

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

e.
Argentina Fire

        On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and are in the process of assessing the impact of the fire but do not expect that this event will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2013 and in the first six months of 2014, our board of directors declared the following ordinary dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014

        In December 2013, our board of directors approved, and we entered into, a REIT Status Protection Rights Agreement (the "Rights Agreement") which provides for a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20, 2013. Each Right entitles the holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock for a purchase price of $114.00, subject to adjustment as provided in the Rights Agreement and our Amended Certificate of Designations for our Series A Junior Participating Preferred Stock, each of which was filed with our Current Report on Form 8-K filed with the SEC on December 9, 2013. We anticipate that we will seek stockholder approval to impose ownership limitations in our charter documents, as is customary for REITs. The Rights Agreement is intended to help protect our status as a REIT under the Code until the approval of those ownership limitations by our stockholders, or, if earlier, until the Rights expire, which will be no later than December 9, 2014.

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

        The table below summarizes certain results of operations of the Digital Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$15	$40	$103	$(960)
(Benefit) Provision for Income Taxes	(9)	375	(2)	—

Income (Loss) from Discontinued Operations, Net of Tax	$24	$(335)	$105	$(960)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        During the six months ended June 30, 2014, we recognized a loss before provision for income taxes of discontinued operations of $960 associated with the Digital Business, primarily related to settlements of legal matters directly related to the disposed business.

Italian Operations

        We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible obligations and contingencies associated with the fire in Italy discussed more fully in Note 8(d). Our Italian operations were previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our Italian operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
(Loss) Income Before (Beenfit) Provision for Income Taxes of Discontinued Operations	$(164)	$—	$2,548	$22
(Benefit) Provision for Income Taxes	(42)	(9)	567	—

(Loss) Income from Discontinued Operations, Net of Tax	$(122)	$9	$1,981	$22

        During the six months ended June 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2,548 associated with our Italian operations, which primarily represents the recovery of insurance proceeds in excess of carrying value.

(11) Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of $1,135 and $3,560 in the three and six months ended June 30, 2014, respectively, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in the six months ended June 30, 2014, $2,220, $474 and $866 are reflected in the results of operations of our North American Records & Information Management Business, North American Data Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the six months ended June 30, 2014, $2,040 and $1,520 of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $1,387 of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2014, included herein, and for the year ended December 31, 2013, included in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on May 5, 2014 (our "Current Report").

 FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2014 consolidated internal revenue growth rate and capital expenditures in 2014, (3) expected target leverage ratio, (4) estimate of the amount of our special distributions to be paid in the second half of 2014, as well as the mix of cash and common stock of such special distribution, (5) estimate of our ordinary cash dividends to be paid through the end of January 2015, (6) estimate of the range of tax payments and other costs expected to be incurred in connection with our conversion to a real estate investment trust ("REIT") for federal income tax purposes and (7) anticipated benefits from our organizational realignment. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations.

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

        Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors," included herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Operating Income	$131,544	$147,290	$254,061	$289,365
Add: Depreciation and Amortization	78,928	88,941	159,129	175,374
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	(1,663)	(107)	(2,202)	(8,414)
REIT Costs(1)	23,536	5,725	48,508	14,048

Adjusted OIBDA	$232,345	$241,849	$459,496	$470,373

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2014	2013(1)	2014
Reported EPS—Fully Diluted from Continuing Operations	$0.14	$1.41	$0.24	$1.63
Add: (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	(0.01)	0.00	(0.01)	(0.04)
Other Expense, net	0.08	(0.02)	0.09	0.00
REIT Costs	0.12	0.03	0.25	0.07
Tax Impact of Reconciling Items and Discrete Tax Items	0.06	(1.01)	0.20	(0.91)

Adjusted EPS—Fully Diluted from Continuing Operations	$0.39	$0.41	$0.77	$0.75

(1)
The Adjusted EPS for the three and six months ended June 30, 2013 has been restated to reflect a structural tax rate of approximately 15%. The Adjusted EPS for the three and six months ended June 30, 2014 reflects a structural tax rate of approximately 15%.

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

  •
  Accounting for Acquisitions

  •
  Impairment of Tangible and Intangible Assets

  •
  Income Taxes

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Current Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2013, except in relation to income taxes as a result of our recent conversion to a REIT, as further discussed at Note 2(i) to Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) ("ASU 2014-08"). ASU 2014-08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued. We adopted ASU 2014-08 effective April 1, 2014.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2014 within each section. Trends and changes that are consistent within the three and six month periods are not repeated and are discussed in a year-to-date basis.

REIT Conversion

        We previously disclosed that, as part of our plan to convert to a REIT for federal income tax purposes and elect REIT status effective January 1, 2014 (the "Conversion Plan"), we sought private letter rulings ("PLRs") from the U.S. Internal Revenue Service (the "IRS") relating to numerous technical tax issues, including classification of our steel racking structures as qualified real estate assets. We submitted the PLR requests in the third quarter of 2012, and on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014. As such, we intend to elect REIT status effective January 1, 2014.

        We currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $175.0 million to $185.0 million (which excludes an estimated $15.0 million in REIT compliance costs which we expect to incur in 2014 and future years). Of these amounts, approximately $153.3 million was incurred through 2013, including approximately $35.9 million of capital expenditures. Additionally, we incurred approximately $7.1 million (including approximately $1.3 million of capital expenditures) and $17.6 million (including approximately $3.5 million of capital expenditures) in the three and six months ended June 30, 2014, respectively.

Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $1.1 million and $3.6 million in the three and six months ended June 30, 2014, respectively, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in the six months ended June 30, 2014, $2.2 million, $0.5 million and $0.9 million are reflected in the results of operations of our North American Records & Information Management Business, North American Data Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the six months ended June 30, 2014, $2.0 million and $1.5 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $1.4 million of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

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

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"); (9) consulting services; and (10) technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years. As a result, while customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels. While we expect this trend to continue through 2014, the rate of decline in service activity has generally begun to moderate in recent periods.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

        The expansion of our international businesses has impacted the major cost of sales components. Our international operations are more labor intensive than our operations in North America and, therefore, labor costs are a higher percentage of segment revenue than in our North American operations.

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

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, building and leasehold improvements, computer systems hardware and software and buildings. Amortization relates primarily to customer relationship acquisition costs and is impacted by the nature and timing of acquisitions.

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

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$0.991	$0.933	(5.9)%
Brazilian real	$0.484	$0.449	(7.2)%
British pound sterling	$1.536	$1.683	9.6%
Canadian dollar	$0.977	$0.917	(6.1)%
Euro	$1.306	$1.372	5.1%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$1.015	$0.915	(9.9)%
Brazilian real	$0.492	$0.436	(11.4)%
British pound sterling	$1.544	$1.669	8.1%
Canadian dollar	$0.985	$0.912	(7.4)%
Euro	$1.313	$1.371	4.4%

Results of Operations

        Comparison of Three and Six Months Ended June 30, 2014 to Three and Six Months Ended June 30, 2013 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$754,396	$786,892	$32,496	4.3%
Operating Expenses	622,852	639,602	16,750	2.7%

Operating Income	131,544	147,290	15,746	12.0%
Other Expenses (Income), Net	104,204	(125,412)	(229,616)	(220.4)%

Income from Continuing Operations, Net of Tax	27,340	272,702	245,362	897.4%
(Loss) Income from Discontinued Operations, Net of Tax	(98)	(326)	(228)	(232.7)%

Net Income	27,242	272,376	245,134	899.8%
Net Income Attributable to Noncontrolling Interests	876	739	(137)	15.6%

Net Income Attributable to Iron Mountain Incorporated	$26,366	$271,637	$245,271	930.3%

Adjusted OIBDA(1)	$232,345	$241,849	$9,504	4.1%

Adjusted OIBDA Margin(1)	30.8%	30.7%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$1,501,102	$1,557,018	$55,916	3.7%
Operating Expenses	1,247,041	1,267,653	20,612	1.7%

Operating Income	254,061	289,365	35,304	13.9%
Other Expenses (Income), Net	208,569	(26,058)	(234,627)	(112.5)%

Income from Continuing Operations	45,492	315,423	269,931	593.4%
Income (Loss) from Discontinued Operations, Net of Tax	2,086	(938)	(3,024)	(145.0)%

Net Income	47,578	314,485	266,907	561.0%
Net Income Attributable to Noncontrolling Interests	2,024	1,181	(843)	41.7%

Net Income Attributable to Iron Mountain Incorporated	$45,554	$313,304	$267,750	587.8%

Adjusted OIBDA(1)	$459,496	$470,373	$10,877	2.4%

Adjusted OIBDA Margin(1)	30.6%	30.2%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

 REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$441,571	$466,889	$25,318	5.7%	6.0%	1.6%
Service	312,825	320,003	7,178	2.3%	2.6%	(1.9)%

Total Revenues	$754,396	$786,892	$32,496	4.3%	4.6%	0.1%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$884,040	$925,778	$41,738	4.7%	5.6%	1.5%
Service	617,062	631,240	14,178	2.3%	3.2%	(1.3)%

Total Revenues	$1,501,102	$1,557,018	$55,916	3.7%	4.6%	0.3%

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

        Consolidated storage rental revenues increased $25.3 million, or 5.7%, to $466.9 million and $41.7 million, or 4.7%, to $925.8 million for the three and six months ended June 30, 2014, respectively, from $441.6 million and $884.0 million for the three and six months ended June 30, 2013, respectively. The growth rate for the three and six months ended June 30, 2014 consists primarily of internal revenue growth of 1.6% and 1.5%, respectively. Acquisitions contributed 4.4% and 4.1% of the increase in reported storage rental revenues in the three and six months ended June 30, 2014, respectively, over the same periods in 2013. Foreign currency exchange rate fluctuations decreased our reported storage rental revenues by 0.3% and 0.9% for the three and six months ended June 30, 2014, respectively, compared to the same prior year periods. Our consolidated storage rental revenue growth in the first six months of 2014 was driven by sustained storage rental internal growth of 1.0% and 5.4% in our North American Data Management and International Business segments, respectively. Global records management net volumes as of June 30, 2014 increased by 7.6% over the ending volume at June 30, 2013, supported by 17.9% volume increases in the International business, which was driven by growth from both emerging and developed markets as well as recent acquisitions.

        Consolidated service revenues increased $7.2 million, or 2.3%, to $320.0 million and $14.2 million, or 2.3%, to $631.2 million for the three and six months ended June 30, 2014, respectively, from $312.8 million and $617.1 million for the three and six months ended June 30, 2013, respectively. Service revenue internal growth was negative 1.9% and negative 1.3% for the three and six months ended June 30, 2014, respectively. The negative service revenue internal growth for the three and six months ended June 30, 2014 reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues of both our North American Records and Information Management and North American Data Management segments; however, this rate of decline in these activities has generally begun to moderate in recent periods. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 0.3% and 0.9% for the three and six months ended June 30, 2014, respectively, compared to the same prior year periods. Acquisitions contributed an increase of 4.5% of total reported service revenues in both three and six months ended June 30, 2014, compared to the same prior year periods.

        For the reasons stated above, our consolidated revenues increased $32.5 million, or 4.3%, to $786.9 million and $55.9 million, or 3.7%, to $1,557.0 million for the three and six months ended June 30, 2014, respectively, from $754.4 million and $1,501.1 million for the three and six months ended June 30, 2013, respectively. Internal revenue growth was 0.1% and 0.3% for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 0.3% and 0.9%, respectively, compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real and Canadian dollar, offset by an increase of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Acquisitions contributed an increase of 4.5% and 4.3% of total reported revenues in the three and six months ended June 30, 2014, respectively, compared to the same prior year periods.

Internal Growth—Eight-Quarter Trend

	2012		2013				2014
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.4%	3.2%	2.5%	2.3%	2.3%	1.3%	1.4%	1.6%
Service Revenue	(7.8)%	(2.4)%	(6.5)%	(1.9)%	(0.9)%	(4.4)%	(0.7)%	(1.9)%
Total Revenue	(2.1)%	0.8%	(1.4)%	0.5%	1.0%	(1.1)%	0.5%	0.1%

        We expect our consolidated internal revenue growth rate for 2014 to be approximately 0% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.3% and 3.2%. Storage rental revenue internal growth rates have been stable over the past eight quarters. Volume growth in the North American Records and Information Management and North American Data Management Business segments have been relatively flat over this period, and, as a result, storage rental revenue internal growth has been driven primarily by net price increases. Recently, we initiated sales force programs focused on increasing volume, although we anticipate that, in the near term, these programs may have a dilutive impact on net price increases. Within our International Business segment, the developed markets are generating consistent low-to-mid single-digit storage rental revenue growth, and the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage in the North American Records and Information Management Business and the North American Data Management Business segments and secure shredding revenues; and (2) softness in some of our other service lines, such as fulfillment services.

 OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$157,034	$170,272	$13,238	8.4%	9.5%	20.8%	21.6%	0.8%
Facilities	103,098	107,668	4,570	4.4%	4.3%	13.7%	13.7%	0.0%
Transportation	32,132	29,708	(2,424)	(7.5)%	(6.9)%	4.3%	3.8%	(0.5)%
Product Cost of
Sales and Other	28,792	29,313	521	1.8%	2.3%	3.8%	3.7%	(0.1)%

	$321,056	$336,961	$15,905	5.0%	5.6%	42.6%	42.8%	0.2%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$314,339	$334,892	$20,553	6.5%	8.2%	20.9%	21.5%	0.6%
Facilities	210,043	222,261	12,218	5.8%	6.5%	14.0%	14.3%	0.3%
Transportation	62,821	58,832	(3,989)	(6.3)%	(5.1)%	4.2%	3.8%	(0.4)%
Product Cost of
Sales and Other	54,929	56,121	1,192	2.2%	3.2%	3.7%	3.6%	(0.1)%

	$642,132	$672,106	$29,974	4.7%	5.9%	42.8%	43.2%	0.4%

Labor

        Labor expense increased to 21.5% of consolidated revenues in the six months ended June 30, 2014 compared to 20.9% in the comparable prior year period. Labor expense for the six months ended June 30, 2014 increased by 8.2% on a constant currency basis compared to the six months ended June 30, 2013 primarily due to incremental labor costs associated with acquisitions, as well as merit increases and the impact of restructuring costs associated with the organizational restructuring initiated in the fourth quarter of 2013. Labor costs were favorably impacted by 1.1 and 1.7 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Facilities

        Facilities costs increased to 14.3% of consolidated revenues in the six months ended June 30, 2014 compared to 14.0% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, on a constant dollar basis, increased by $7.0 million to $143.9 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the impact of acquisitions. Other facilities costs increased by $6.5 million on a constant dollar basis for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to higher insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina (described at Note 8(e) to Notes to Consolidated Financial Statements), as well as higher utilities and building maintenance costs. Facilities costs were unfavorably impacted by 0.1 percentage points and favorably impacted by 0.7 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Transportation

        Transportation expenses decreased by $3.2 million in constant currency terms during the six months ended June 30, 2014 compared to the same period in 2013 as a result of decreased fuel, maintenance and insurance costs, as well as decreased vehicle lease expense, primarily associated with our United Kingdom operations, due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being reflected as depreciation and interest related to these new leases. Transportation expenses were favorably impacted by 0.6 percentage points and 1.2 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, primarily project revenues. For the six months ended June 30, 2014, product cost of sales and other increased by $1.2 million compared to the same period in 2013 on an actual basis. These costs were favorably impacted by 0.5 percentage points and 1.0 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$147,626	$131,134	$(16,492)	(11.2)%	(11.2)%	19.6%	16.7%	(2.9)%
Sales, Marketing & Account Management	50,261	51,596	1,335	2.7%	2.6%	6.7%	6.6%	(0.1)%
Information Technology	24,430	26,322	1,892	7.7%	7.6%	3.2%	3.3%	0.1%
Bad Debt Expense	2,214	4,755	2,541	114.8%	119.2%	0.3%	0.6%	0.3%

	$224,531	$213,807	$(10,724)	(4.8)%	(4.8)%	29.8%	27.2%	(2.6)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$291,250	$262,135	$(29,115)	(10.0)%	(9.7)%	19.4%	16.8%	(2.6)%
Sales, Marketing & Account Management	103,876	106,149	2,273	2.2%	2.5%	6.9%	6.8%	(0.1)%
Information Technology	48,330	50,828	2,498	5.2%	5.7%	3.2%	3.3%	0.1%
Bad Debt Expense	4,526	9,475	4,949	109.3%	114.1%	0.3%	0.6%	0.3%

	$447,982	$428,587	$(19,395)	(4.3)%	(4.0)%	29.8%	27.5%	(2.3)%

General and Administrative

        General and administrative expenses decreased to 16.8% of consolidated revenues during the six months ended June 30, 2014 compared to 19.4% in the comparable prior year period. In constant currency terms, general and administrative expenses decreased by $28.0 million during the six months ended June 30, 2014 compared to the same period in 2013. Included in general and administrative expenses for the six months ended June 30, 2014 were $14.0 million of REIT Costs compared to

$48.5 million in the comparable prior year period. The decrease was partially offset by incremental general and administrative costs associated with acquisitions, as well as restructuring costs of $2.0 million in the six months ended June 30, 2014 attributable to the organizational restructuring initiated in the fourth quarter of 2013. General and administrative expenses were favorably impacted by 0.3 percentage points due to currency rate changes during the six months ended June 30, 2014.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the six months ended June 30, 2014 compared to 6.9% in the comparable prior year period. In constant currency terms, the increase of $2.6 million during the six months ended June 30, 2014 compared to the same period in 2013 is primarily due to incremental sales, marketing and account management costs associated with acquisitions. Sales, marketing and account management expenses were unfavorably impacted by 0.1 percentage points and favorably impacted by 0.3 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Information Technology

        In constant currency terms, information technology expenses increased $2.8 million during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to incremental information technology costs associated with acquisitions. Information technology expenses were unfavorably impacted by 0.1 percentage points and favorably impacted by 0.5 percentage points due to currency rate changes during the three and six months ended June 30, 2014, respectively.

Bad Debt Expense

        Consolidated bad debt expense for the six months ended June 30, 2014 increased $5.0 million to $9.5 million (0.6% of consolidated revenues) from $4.5 million (0.3% of consolidated revenues) in the same period in 2013. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $11.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $5.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net was $8.4 million for the six months ended June 30, 2014 and consisted primarily of approximately $9.3 million of gains associated with two facilities we disposed of in the United Kingdom. Consolidated gain on disposal/write-down of property, plant and equipment, net was $2.2 million for the six months ended June 30, 2013 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated with our North American Records and Information Management Business and the sale of a building in the United Kingdom.

 OPERATING INCOME AND ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $15.7 million, or 12.0%, to $147.3 million (18.7% of consolidated revenues) for the three months ended June 30, 2014 from $131.5 million (17.4% of consolidated revenues) for the three months ended June 30, 2013; (2) consolidated operating income increased $35.3 million, or 13.9%, to $289.4 million (18.6% of consolidated revenues) for the six months ended June 30, 2014 from $254.1 million (16.9% of consolidated revenues) for the six months ended June 30, 2013; (3) consolidated Adjusted OIBDA increased $9.5 million, or 4.1%, to $241.8 million (30.7% of consolidated revenues) for the three months ended June 30, 2014 from $232.3 million (30.8% of consolidated revenues) for the three months ended June 30, 2013; and (4) consolidated Adjusted OIBDA increased $10.9 million, or 2.4%, to $470.4 million (30.2% of consolidated revenues) for the six months ended June 30, 2014 from $459.5 million (30.6% of consolidated revenues) for the six months ended June 30, 2013.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $0.8 million to $62.2 million (7.9% of consolidated revenues) and $1.7 million to $124.5 million (8.0% of consolidated revenues) for the three and six months ended June 30, 2014, respectively, from $63.0 million (8.3% of consolidated revenues) and $126.2 million (8.4% of consolidated revenues) for the three and six months ended June 30, 2013 primarily due to the early retirement of (1) the 175.0 million CAD of our 7 1/2% Senior Subordinated Notes due 2017, (2) the $50.0 million of our 8% Senior Subordinated Notes due 2018, (3) the $300.0 million of our 8% Senior Subordinated Notes due 2020, (4) the $137.5 million of our 8 3/8% Senior Subordinated Notes due 2021 in August 2013 and (5) the redemption of the 150.0 million British pounds sterling of our 7 1/4% GBP Senior Subordinated Notes due 2014. This decrease was partially offset by the issuance of $600.0 million in aggregate principal of the 6% Senior Notes due 2023 by Iron Mountain Incorporated ("IMI"), the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 by Iron Mountain Canada Operations ULC (f/k/a Iron Mountain Canada Corporation) ("Canada Company") in August 2013. Our weighted average interest rate was 5.8% and 6.4% at June 30, 2014 and June 30, 2013, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2013	2014		2013	2014
Foreign currency transaction losses (gains), net	$16,366	$(4,347)	$(20,713)	$19,931	$2,091	$(17,840)
Other, net	(1,091)	(491)	600	(1,917)	(1,612)	305

	$15,275	$(4,838)	$(20,113)	$18,014	$479	$(17,535)

        Net foreign currency transaction losses of $2.1 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2014. Losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Russian ruble and Ukrainian hryvnia against the U.S. dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, losses on Australian dollar and British pound sterling forward contracts, and losses on British pound sterling borrowings on our revolving credit facility. These losses were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, British pound sterling and Australian dollar, as these currencies relate to our intercompany balances with and between our Latin American, European and Australian subsidiaries, and Euro denominated bonds issued by IMI.

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

        Other, net in the six months ended June 30, 2014 consisted primarily of $0.9 million and $0.4 million of royalty income and gains associated with a deferred compensation plan, respectively. Other, net in the six months ended June 30, 2013 consisted primarily of $1.5 million and $1.0 million of royalty income and gains associated with a deferred compensation plan, respectively.

Provision for Income Taxes

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) our recent conversion to a REIT; (2) changes in the mix of income from foreign jurisdictions; (3) tax law changes; (4) volatility in foreign exchange gains (losses); (5) the timing of the establishment and reversal of tax reserves; and (6) our ability to utilize foreign tax credits and net operating losses that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Our effective tax rate for each of the three and six months ended June 30, 2013 was 48.7% and 58.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2013 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three and six months ended June 30, 2013, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our effective tax rate for the three and six months ended June 30, 2013 by 2.5% and 12.8%, respectively. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4.0 million relating to the previously expired period from January 1, 2012 to December 31, 2012.

        As a result of our REIT conversion, we recorded during the three and six months ended June 30, 2014 a net tax benefit of $230.1 million and $212.2 million, respectively, for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2014 were the $36.1 million increase in our tax provision from repatriation discussed below and other net tax benefit related to the REIT of $18.8 million and $33.8 million, respectively, primarily related to the dividends paid deduction. Our effective tax rate will be significantly lower in 2014 as a result of the REIT conversion. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. Substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our U.S. TRSs.

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. As a result of our recent conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the U.S., and, therefore, in the second quarter of 2014, we recognized an increase in our tax provision from continuing operations in the amount of approximately $36.1 million, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries should not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances, however, such future repatriations will require distribution as per REIT distribution rules which are then taxable, as appropriate, at the stockholder level.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the three months ended June 30, 2014 increased $245.4 million, or 897.4%, to $272.7 million (34.7% of consolidated revenues) from income from continuing operations of $27.3 million (3.6% of consolidated revenues) for the three months ended June 30, 2013. Consolidated income from continuing operations for the six months ended June 30, 2014 increased $269.9 million, or 593.4%, to $315.4 million (20.3% of consolidated revenues) from income from continuing operations of $45.5 million (3.0% of consolidated revenues) for the six months ended June 30, 2013.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $0.9 million for the six months ended June 30, 2014, primarily related to legal reserves. Income from discontinued operations, net of tax was $2.1 million for the six months ended June 30, 2013, which primarily represents the recovery of insurance proceeds in excess of carrying value.

NONCONTROLLING INTERESTS

        For the three and six months ended June 30, 2014, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.7 million and $1.2 million, respectively. For the three and six months ended June 30, 2013, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $2.0 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$261,870	$270,462	$8,592	3.3%	3.9%	0.3%
Service	184,145	181,809	(2,336)	(1.3)%	(0.4)%	(2.9)%

Segment Revenue	$446,015	$452,271	$6,256	1.4%	2.1%	(1.0)%

Segment Adjusted OIBDA(1)	$169,391	$173,327	$3,936

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.0%	38.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$525,869	$538,985	$13,116	2.5%	3.3%	0.0%
Service	359,836	359,418	(418)	(0.1)%	0.9%	(2.0)%

Segment Revenue	$885,705	$898,403	$12,698	1.4%	2.4%	(0.8)%

Segment Adjusted OIBDA(1)	$331,894	$340,736	$8,842

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.5%	37.9%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        For each of the three and six months ended June 30, 2014, reported revenue in our North American Records and Information Management Business segment increased 1.4%, compared to the same periods in 2013. This increase is primarily attributable to the impact of acquisitions of 3.1% and 3.2% in the three and six months ended June 30, 2014, respectively, partially offset by negative internal growth of 1.0% and 0.8%, respectively, compared to the same periods in 2013. The negative internal growth was primarily the result of negative service internal growth, resulting from a trend toward reduced retrieval/re-file activity and the related transportation revenues. For the three and six months ended June 30, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.7% and 1.0%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue increased 30 and 40 basis points during the three and six months ended June 30, 2014 compared to the same periods of 2013, primarily due to a decrease in compensation expense as a result of the organizational restructuring initiated in the fourth quarter of 2013.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$61,302	$61,190	$(112)	(0.2)%	0.4%	(0.2)%
Service	38,178	36,361	(1,817)	(4.8)%	(4.2)%	(4.9)%

Segment Revenue	$99,480	$97,551	$(1,929)	(1.9)%	(1.4)%	(2.0)%

Segment Adjusted OIBDA(1)	$60,081	$59,020	$(1,061)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.4%	60.5%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$121,014	$122,174	$1,160	1.0%	1.5%	1.0%
Service	77,293	72,101	(5,192)	(6.7)%	(6.1)%	(6.8)%

Segment Revenue	$198,307	$194,275	$(4,032)	(2.0)%	(1.5)%	(2.0)%

Segment Adjusted OIBDA(1)	$119,498	$113,288	$(6,210)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.3%	58.3%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three and six months ended June 30, 2014, reported revenue in our North American Data Management Business segment decreased 1.9% and 2.0%, respectively, compared to the three and six months ended June 30, 2013, primarily due to negative internal growth of 2.0% in both the three and six months ended June 30, 2014. The negative internal growth was primarily driven by negative service internal growth of 4.9% and 6.8% in the three and six months ended June 30, 2014, respectively, as a result of declines in service revenue activity levels as the business becomes more archival in nature. For each of the three and six months ended June 30, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.5%, compared to the same prior year periods due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue declined 200 basis points during the six months ended June 30, 2014 compared to the same period of 2013, primarily due to the aforementioned negative internal growth, as well as costs not declining in proportion to the decline in revenue.

International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$115,447	$132,323	$16,876	14.6%	13.9%	5.6%
Service	90,256	101,267	11,011	12.2%	11.2%	0.9%

Segment Revenue	$205,703	$233,590	$27,887	13.6%	12.7%	3.6%

Segment Adjusted OIBDA(1)	$52,909	$55,704	$2,795

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	25.7%	23.8%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$230,889	$258,897	$28,008	12.1%	13.2%	5.4%
Service	179,367	199,123	19,756	11.0%	11.8%	2.4%

Segment Revenue	$410,256	$458,020	$47,764	11.6%	12.6%	4.1%

Segment Adjusted OIBDA(1)	$100,807	$114,467	$13,660

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	24.6%	25.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the three and six months ended June 30, 2014, reported revenues in our International Business segment increased 13.6% and 11.6%, respectively, compared to the three and six months ended June 30, 2013. Internal growth for the three and six months ended June 30, 2014 was 3.6% and 4.1%, respectively, supported by solid 5.6% and 5.4%, respectively, storage rental internal growth and 0.9% and 2.4%, respectively, total service internal growth. Acquisitions contributed 10.9% and 8.5% of the increase in total reported International Business segment revenue in the three and six months ended June 30, 2014, respectively. Foreign currency fluctuations in 2014 resulted in decreased revenue in the six months ended June 30, 2014, as measured in U.S. dollars, of approximately 1.0%, as compared to the same prior year period, primarily due to the weakening of the Australian dollar and Brazilian real, offset by an increase of the British pound sterling and the Euro against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue increased on a portfolio basis in the six months ended June 30, 2014 compared to the same prior year period, primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate and Other

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$2,952	$2,914	$(38)	(1.3)%	(1.3)%	(1.3)%
Service	246	566	320	130.1%	130.1%	130.1%

Segment Revenue	$3,198	$3,480	$282	8.8%	8.8%	8.8%

Segment Adjusted OIBDA(1)	$(50,036)	$(46,202)	$3,834

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.6)%	(5.9)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$6,268	$5,722	$(546)	(8.7)%	(8.7)%	(8.7)%
Service	566	598	32	5.7%	5.7%	5.7%

Segment Revenue	$6,834	$6,320	$(514)	(7.5)%	(7.5)%	(7.5)%

Segment Adjusted OIBDA(1)	$(92,703)	$(98,118)	$(5,415)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.2)%	(6.3)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to operating income.

        During the six months ended June 30, 2014, expenses in the Corporate and Other segment as a percentage of consolidated revenue increased compared to the six months ended June 30, 2013, primarily due to increased insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina (described at Note 8(e) to Notes to Consolidated Financial Statements, higher rent expense of $1.5 million associated with our new corporate headquarters, and higher stock-based compensation of $0.9 million.

        During the three months ended June 30, 2014, expenses in the Corporate and Other segment as a percentage of consolidated revenue decreased compared to the three months ended June 30, 2013, primarily due to professional fees and legal reserves incurred in 2013 that did not recur.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2013	2014
Cash flows from operating activities—continuing operations	$212,948	$195,601
Cash flows from investing activities—continuing operations	(216,395)	(234,713)
Cash flows from financing activities—continuing operations	26,918	59,827
Cash and cash equivalents at the end of period	258,866	145,343

        Net cash provided by operating activities from continuing operations was $195.6 million for the six months ended June 30, 2014 compared to $212.9 million for the six months ended June 30, 2013. The 8.1% period over period decrease resulted primarily from a decrease in net income, including non-cash charges and realized foreign exchange losses, of $30.8 million, offset by a decrease in cash used in working capital of $13.4 million primarily related to timing of prepaid and other operating accounts payable payments and accruals.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2014 amounted to $188.7 million, $46.4 million and $17.2 million, respectively. For the six months ended June 30, 2014, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions, we expect our capital expenditures to be approximately $310.0 million to $370.0 million in the year ending December 31, 2014.

        Net cash provided by financing activities from continuing operations was $59.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we received $396.7 million in net proceeds primarily from our Credit Agreement (defined below), as well as an additional $17.8 million from proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions for the retirement of $247.3 million of our 7 1/4% GBP Senior Subordinated Notes due 2014 and to pay dividends in the amount of $104.9 million on our common stock.

Dividends

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2013 and in the first six months of 2014, our board of directors declared the following ordinary dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15,2014

REIT Conversion

        In order for us to be eligible to elect REIT status for federal income tax purposes for the taxable year beginning January 1, 2014, we intend to make a special distribution in the second half of 2014 to our stockholders of our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013 (the "2014 Special Distribution"). The 2014 Special Distribution also will encompass other items of taxable income that we expect to recognize in 2014, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income. We estimate the 2014 Special Distribution will be approximately $600.0 million to $700.0 million, and we expect to pay the 2014 Special Distribution in a combination of our common stock and cash, with at least 80% of the total 2014 Special Distribution in the form of our common stock and up to 20% in cash. We will publicly announce a record date and payment date for the 2014 Special Distribution after such dates are determined by our board of directors. The 2014 Special Distribution follows an initial earnings and profits distribution of $700.0 million paid on November 21, 2012 and will result in a total payout of our accumulated earnings and profits distributions associated with our REIT conversion, as well as other items of taxable income described above, of an estimated approximately $1,300.0 to $1,400.0 million. Subsequent to our quarterly cash dividend paid on July 15, 2014, we expect to pay additional ordinary cash dividends in an aggregate amount of approximately $244.0 million to $264.0 million through the end of January 2015, which relate to our 2014 fiscal year. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 4x–5x EBITDAR as defined in our Credit Agreement (defined below). We are, however, temporarily operating above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

        There are significant tax payments and other costs associated with implementing the Conversion Plan. In addition, we have undertaken and completed major modifications to our internal systems, including accounting, information technology and real estate, in connection with the Conversion Plan. We currently estimate that we will incur approximately $375.0 million to $395.0 million in costs to support the Conversion Plan, including approximately $200.0 million to $210.0 million of related tax payments associated with a change in our method of depreciating and amortizing various assets, including certain of our racking structures, from our prior method to methods that are consistent with the characterization of such assets as real property. The total tax on recapture of depreciation and amortization expenses across all relevant assets is expected to be paid out over up to five years beginning in 2012, with approximately $80.0 million paid in 2012, $53.0 million paid in 2013 and $21.0 million paid in the six months ended June 30, 2014. We expect to make additional payments of approximately $43.0 million during the remainder of 2014. These tax liabilities were already reflected as long-term deferred income taxes on our Consolidated Balance Sheets. As such, there will be no income statement impact associated with the payment of these tax liabilities. Additionally, we currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $175.0 million to $185.0 million (which excludes an estimated $15.0 million in REIT compliance costs which we expect to incur in 2014 and future years). Of these amounts, approximately $153.3 million was incurred through 2013, including approximately $35.9 million of capital expenditures. Additionally, we incurred approximately $7.1 million (including approximately $1.3 million of capital expenditures) and $17.6 million (including approximately $3.5 million of capital expenditures) in the three and six months ended June 30, 2014, respectively.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2014 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and two "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of June 30, 2014, our cash and cash equivalents and restricted cash balance was $179.2 million, including money market funds and time deposits amounting to $52.6 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

        Our consolidated debt as of June 30, 2014 comprised the following (in thousands):

Revolving Credit Facility(1)	$1,102,607
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	347,192
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	411,583
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(3)	187,380
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	305,784

Total Long-term Debt	4,354,546
Less Current Portion	(56,604)

Long-term Debt, Net of Current Portion	$4,297,942

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Revolving Credit Facility (defined below), together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility.

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

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. We have the right to request an increase in the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $2.0 billion. At the time of the amendment, we repaid all term loans outstanding under our term loan facility of our prior credit agreement. The Revolving Credit Facility terminates on June 27, 2016, at which point all obligations under the Credit Agreement become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit

Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2014, we had $1.1 billion of outstanding borrowings under the Revolving Credit Facility, $644.1 million of which was denominated in U.S. dollars, 74.0 million of which was denominated in Canadian dollars, 152.3 million of which was denominated in British pounds sterling, 84.7 million of which was denominated in Euros and 14.5 million of which was denominated in Australian dollars; we also had various outstanding letters of credit totaling $6.9 million. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $390.5 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Revolving Credit Facility was 2.6% and ranged from 2.4% to 5.0% as of June 30, 2014. For the three and six months ended June 30, 2013, we recorded commitment fees and letters of credit fees of $0.5 million and $1.2 million, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit. For the three and six months ended June 30, 2014, we recorded commitment fees and letters of credit fees of $0.5 million and $1.2 million, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

        In January 2014, we redeemed the 150.0 million British pounds sterling (approximately $247.0 million) in aggregate principal amount outstanding of our 7 1/4% GBP Senior Subordinated Notes due 2014 at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.1 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.5 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.5 as of December 31, 2013 and June 30, 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 and 2.6 as of December 31, 2013 and June 30, 2014, respectively, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In February 2014, in order to enhance our international operations, we acquired RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a storage rental and records management business with operations in Turkey, for approximately $21.2 million, of which $16.8 million was paid in the first quarter of 2014, with the remainder to be paid out based upon a customary working capital adjustment and whether we make claims for indemnification against the former owners of the business.

        In April 2014, in order to enhance our international operations, we acquired the stock of OSG Polska sp. z.o.o., a storage rental and records management business with operations in Poland, for approximately $13.7 million.

Contractual Obligations

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged. While we expect to continue to be highly leveraged for the foreseeable future, as a REIT we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short-term, to fund the costs of the Conversion Plan.

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $88.0 million at June 30, 2014 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have assets for foreign net operating losses of $58.7 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 74%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2014 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under "Forward Looking Statements" in this Quarterly Report on Form 10-Q, as well as in Part I—Item 1A under the heading "Risk Factors" and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K filed with the SEC on February 28, 2014 (our "Annual Report"), and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occur, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.

        The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report. In particular, these risk factors are intended to be read in connection with the risk factors under the headings "Risk Factors—Operational Risks," "Risk Factors—Risks Related to Our Indebtedness" and "Risk Factors—Acquisition and Expansion Risks" in our Annual Report and amend and fully replace the risk factors in our Annual Report under the headings "Risk Factors—Risks Related to the Proposed REIT Conversion" and "Risk Factors—Risks Related to Our Common Stock"

Risks Related to Operating as a REIT and the REIT Conversion

We may not qualify or remain qualified as a REIT, and/or we and our stockholders may not realize the anticipated benefits of our REIT qualification, including tax savings for us, increases in income distributable to stockholders, the potential to lower our cost of financing through increased ownership of currently leased real estate and the expansion of our stockholder base.

        We began operating as a REIT for federal income tax purposes effective for the taxable year beginning January 1, 2014; however, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code") to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

        In addition, we cannot provide any assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to (1) reduce our corporate level federal tax through distributions to stockholders, (2) lower our cost of financing or (3) expand our stockholder base. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control, including interest rates. In addition, future distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax at corporate income tax rates and will not be able to deduct distributions to stockholders when computing our taxable income.

        REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

        If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Code:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

  •
  we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

  •
  we will be disqualified from REIT tax treatment for four taxable years following the year we were so disqualified.

        Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes.

        If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and distributions to stockholders could be reduced.

While we expect to receive an opinion from our counsel that we are properly organized as a REIT in accordance with applicable law, that opinion will not be binding on the IRS or any court and will not guarantee our qualification as a REIT.

        We expect to receive an opinion from our counsel, Sullivan & Worcester LLP, that we have been and will continue to be organized in conformity with the requirements for qualification as a REIT under the Code and that our current and anticipated investments and our plan of operation have enabled us to meet since January 1, 2014 and will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code. Our counsel's opinions are expected to be conditioned on various considerations and assumptions. If those assumptions or any representation made to our counsel are inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel will be based upon the law as it exists at that time, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance will be given by Sullivan & Worcester LLP or us that we will continue to qualify as a REIT or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our stockholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel will not be binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

        Furthermore, both the validity of any opinion of Sullivan & Worcester LLP and our qualification and taxation as a REIT will depend on our compliance with and satisfaction of asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Code provisions and Treasury regulations will depend in part upon our board of directors' good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we have satisfied, and will continue to satisfy, these tests, Sullivan & Worcester LLP will not review compliance with these tests on a continuing basis.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

        We expect to continue paying regular quarterly distributions, the amount, timing and form of which will be determined, and is subject to adjustment, by our board of directors. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may, consequently, be unable to maintain distributions that approximate our REIT taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

        To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.

Covenants specified in our existing and future debt instruments may limit our ability to make required REIT distributions.

        Our revolving credit facility, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants that could limit our distributions to stockholders. If these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

We may be required to borrow funds, sell assets or raise equity to satisfy the cash portion of the 2014 Special Distribution, to meet our REIT distribution requirements or to maintain the asset ownership tests.

        Depending on the ultimate size and timing of the special distribution we anticipate making in the second half of 2014 to our stockholders of our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013 and other items of taxable income that we expect to recognize in 2014, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income (the "2014 Special Distribution"), and in order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Risks Relating to Our Indebtedness" in our Annual Report.

        Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.

        In addition, if we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.

        To qualify as a REIT for federal income tax purposes, and to remain so qualified, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests requires us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries ("TRSs"), and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, a conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

        We conduct a significant portion of our business activities, including our information management services businesses and several of our international operations, through domestic and foreign TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other nonqualifying assets. This limitation may affect our ability to make additional investments in non-REIT qualifying operations or assets or in international operations through TRSs.

As a REIT, we are limited in our ability to fund distribution payments using cash generated through our TRSs.

        Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from providing customers with secure storage space. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

        In addition, a significant amount of our income and cash flows from our TRSs will be generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.

Our planned extensive use of TRSs, including for certain of our international operations, may cause us to fail to qualify as a REIT.

        The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, we will fail to qualify as a REIT.

Our cash distributions are not guaranteed and may fluctuate.

        A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders.

        Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program and general market demand for our space and services. Consequently, our distribution levels may fluctuate.

There are uncertainties relating to the estimate of the 2014 Special Distribution.

        To qualify for taxation as a REIT, we will be required to distribute to our stockholders all of our pre-REIT accumulated earnings and profits, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT, that is, December 31, 2014. Absent an available relief provision, our failure to distribute these pre-REIT accumulated earnings and profits before December 31, 2014 will result in our disqualification as a REIT. In addition, the 2014 Special Distribution will include other items of taxable income that we expect to realize in 2014, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits repatriated as dividend income.

        We have retained accountants to assist us in calculating the amount of our undistributed pre-REIT accumulated earnings and profits as of December 31, 2013. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of our undistributed pre-REIT accumulated earnings and profits. If it is subsequently determined that we had undistributed pre-REIT accumulated earnings and profits as of the end of our first taxable year as a REIT, we may be eligible for a relief provision. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our stockholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

        In November 2012, we paid a special distribution to our stockholders of $700 million in the aggregate of 20% in cash and 80% in shares of our common stock. We expect to pay the 2014 Special Distribution in a single distribution in the second half of 2014. We may decide, based on our cash flows and strategic plans, leverage and other factors, to pay the 2014 Special Distribution entirely in cash or a different mix of cash and common stock. The timing and form of the planned payment of the 2014 Special Distribution will be determined by our board of directors and may be impacted by potential tax law changes and other factors beyond our control. In addition, our actual other taxable income items for 2014, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income, may be materially different from our current estimates and projections. For these reasons and others, the actual 2014 Special Distribution may be materially different from our estimated range.

Even if we qualify as a REIT, some of our business activities are subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

        Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

        Our information management services businesses are conducted through wholly owned TRSs because these activities could generate nonqualifying REIT income as currently structured and operated. The income of our U.S. TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.

        We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of assets occurring within a specified period (generally ten years) after the effective date of our REIT election, that is, January 1, 2014, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. In addition, depreciation recapture income that we will recognize in our 2014 and subsequent taxable years, as a result of accounting method changes that were effective prior to January 1, 2014, will be fully subject to this 35% tax.

        In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could either increase the taxable portion of our 2014 distributions to our stockholders, including the 2014 Special Distribution, or cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging, and may cause us to incur tax liabilities.

        The REIT provisions of the Code limit our ability to hedge liabilities. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future taxable income in the TRSs.

The current market price of our common stock may not be indicative of the market price of our common stock following the Merger and the 2014 Special Distribution.

        The current share price of our common stock may not be indicative of how the market will value our common stock following the completion of the merger (the "Merger") of us with and into Iron Mountain REIT, Inc., our wholly owned subsidiary ("IRM REIT") and the 2014 Special Distribution because of the effect of the actual distribution of cash and common stock in connection with the 2014 Special Distribution, the imposition of ownership limitations via the Merger and the possible increases in our regular dividends as a result of our conversion to a REIT. The current share price of our common stock does not necessarily take into account these effects or the change in our federal income tax classification from a C corporation to a REIT, and the share price of our common stock after the Merger and the 2014 Special Distribution could be lower than the current share price of our common stock. In particular, we expect to pay a substantial portion of the 2014 Special Distribution in the form of our common stock, and that will increase our shares outstanding and likely reduce the per share value of our common stock. Furthermore, one of the factors that may influence the share price of our common stock will be the yield from distributions on our common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected. In addition, our use of TRSs may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we do. The market price of our common stock will also be affected by general market conditions and will be potentially affected by the economic and market perception of REIT securities.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to forecast dividends and ability to satisfy debt service obligations.

        We began operating as a REIT on January 1, 2014 and, as such, have limited operating history as a REIT. In addition, prior to January 1, 2014, our senior management team had no prior experience operating a REIT. We cannot assure you that our past experience has sufficiently prepared us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition and results of operations.

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.

Distributions payable by REITs generally do not qualify for preferential tax rates.

        Qualifying distributions payable by corporations to individuals, trusts and estates that are U.S. stockholders, are currently eligible for federal income tax at preferential rates. Distributions payable by REITs, in contrast, generally are not eligible for the preferential rates. The preferential rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Distributions to non-U.S. stockholders generally are subject to withholding.

        Ordinary dividends received by non-U.S. stockholders that are not effectively connected with the conduct of a U.S. trade or business generally are subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Special and more onerous rules may apply to non-U.S. stockholders that own or have owned more than 5% of our common stock.

The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.

        Our board of directors, without the approval of our stockholders, may revoke its earlier approval for us to elect REIT status for 2014 or may choose that we not be a REIT thereafter if it determines that it is no longer in our best interest to remain qualified as a REIT. If we do not elect to become or cease to be a REIT, we will not, for that taxable year and thereafter, be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

We may not obtain the stockholder approval required to adopt the Merger Agreement.

        Although our plan to elect REIT status under the Code as of January 1, 2014 is not conditioned on stockholder approval of an Agreement and Plan of Merger we intend to enter into with IRM REIT (the "Merger Agreement"), the Merger will facilitate our compliance with REIT tax rules by implementing share ownership and transfer restrictions that assist in complying with the REIT qualification requirements. If our stockholders do not approve the Merger Agreement, then we may be unable to implement binding ownership limitations, and failure to maintain effective ownership and transfer restrictions could jeopardize our ability to maintain REIT status. As a result, if the Merger Agreement is not approved, our board of directors may choose (1) to enter into a REIT status protection rights agreement similar to our existing REIT Status Protection Rights Agreement (the "Rights Agreement") with Computershare Inc., as rights agent, or to extend the Rights Agreement, or (2) to attempt to maintain REIT status and operate as a REIT without the benefit of protective ownership and transfer restrictions.

Our Rights Agreement may not protect our status as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.

        In December 2013 we entered the Rights Agreement. In connection with the Rights Agreement, we declared a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20, 2013. We entered into the Rights Agreement in an effort to protect stockholder value by attempting to provide for the preservation of our REIT status by limiting ownership concentration that could threaten our REIT status. However, since the exercisability of the Rights, or the exchange (an "Exchange") therefor by us for shares of common stock or our Series A Participating Junior Preferred Stock (or another series of our preferred stock having equivalent rights, preferences and privileges), at an exchange rate of one share of common stock, or a fractional share of Preferred Stock (or other stock) equivalent in value thereto, per Right, is triggered only after a person or group has exceeded beneficial ownership of in excess of 9.8% of our common stock, as calculated in accordance with the Rights Agreement (the "Ownership Threshold"), the Rights Agreement, by its terms, cannot prevent a stockholder from exceeding the Ownership Threshold and thereby threatening our REIT status. Nevertheless, we expect that the potential for substantial dilution to a person or group that exceeds the Ownership Threshold will strongly discourage a stockholder from exceeding such Ownership Threshold and becoming an Acquiring Person, as defined in the Rights Agreement. While the decision by our board of directors to consider a person or group an Acquiring Person and/or consummate an Exchange would likely reduce such Acquiring Person's ownership below the Ownership Threshold, we can provide no assurance that effecting an Exchange or otherwise triggering the exercisability of the Rights would retroactively remove the threat to our REIT status that resulted from such Acquiring Person exceeding the Ownership Threshold in the first place. Also, the tax consequences to a REIT of triggering a Rights Agreement are unclear, and we can provide no assurance that we will consummate an Exchange or allow the exercisability of the Rights to be triggered even if a person or group acquires beneficial ownership of the outstanding common stock of greater than the Ownership Threshold. While we have entered into the Rights Agreement to assist with our REIT compliance under the Code, the Rights Agreement also could inhibit acquisitions of a significant stake in us and may prevent a change in our control. In addition, the Rights could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire us even if such acquisition may be favorable to the interests of our stockholders. Because our board of directors can redeem the Rights at any time in their sole discretion, the Rights should not interfere with a merger or other business combination approved by our board of directors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended June 30, 2014, nor did we repurchase any shares of our common stock during the three months ended June 30, 2014.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
10.1	Fourth Amendment to Credit Agreement, dated as of June 19, 2014, among the Company, Iron Mountain Information Management, LLC, Iron Mountain Holdings Group, Inc., Iron Mountain US Holdings, Inc., Iron Mountain Global Holdings, Inc., Iron Mountain Global LLC, Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain do Brasil Ltda., Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Pty Ltd, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Filed herewith.)
10.2	Restated Compensation Plan for Non-Employee Directors.(#) (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 31, 2014