Form 10-Q
period 2014-09-30
IRON MOUNTAIN INC
filed 2014-10-31
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        Number of shares of the registrant's Common Stock outstanding at October 24, 2014: 193,704,227

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2013	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$120,526	$183,988
Restricted cash	33,860	33,860
Accounts receivable (less allowances of $34,645 and $34,353 as of December 31, 2013 and September 30, 2014, respectively)	616,797	618,996
Deferred income taxes	17,623	10,636
Prepaid expenses and other	144,801	128,906

Total Current Assets	933,607	976,386
Property, Plant and Equipment:
Property, plant and equipment	4,631,067	4,665,309
Less—Accumulated depreciation	(2,052,807)	(2,104,605)

Property, Plant and Equipment, net	2,578,260	2,560,704
Other Assets, net:
Goodwill	2,463,352	2,421,065
Customer relationships and acquisition costs	605,484	601,295
Deferred financing costs	45,607	50,962
Other	26,695	25,927

Total Other Assets, net	3,141,138	3,099,249

Total Assets	$6,653,005	$6,636,339

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,583	$60,799
Accounts payable	216,456	141,645
Accrued expenses	461,338	1,163,236
Deferred revenue	238,724	232,628

Total Current Liabilities	969,101	1,598,308
Long-term Debt, net of current portion	4,119,139	4,331,686
Other Long-term Liabilities	68,219	72,354
Deferred Rent	104,244	105,369
Deferred Income Taxes	340,568	60,960
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 191,426,920 shares and 193,678,594 shares as of December 31, 2013 and September 30, 2014, respectively)	1,914	1,937
Additional paid-in capital	980,164	1,017,428
Earnings in excess of distributions (Distributions in excess of earnings)	67,820	(516,361)
Accumulated other comprehensive items, net	(8,660)	(47,232)

Total Iron Mountain Incorporated Stockholders' Equity	1,041,238	455,772

Noncontrolling Interests	10,496	11,890

Total Equity	1,051,734	467,662

Total Liabilities and Equity	$6,653,005	$6,636,339

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2013	2014
Revenues:
Storage rental	$445,317	$469,064
Service	309,997	313,633

Total Revenues	755,314	782,697
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	310,665	335,506
Selling, general and administrative	225,205	216,337
Depreciation and amortization	79,659	89,194
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(173)	184

Total Operating Expenses	615,356	641,221
Operating Income (Loss)	139,958	141,476
Interest Expense, Net (includes Interest Income of $1,075 and $1,158 for the three months ended September 30, 2013 and 2014, respectively)	64,485	63,220
Other Expense (Income), Net	45,953	22,508

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	29,520	55,748
Provision (Benefit) for Income Taxes	24,190	54,890
(Gain) Loss from Sale of Real Estate, Net of Tax	—	—

Income (Loss) from Continuing Operations	5,330	858
(Loss) Income from Discontinued Operations, Net of Tax	(571)	—

Net Income (Loss)	4,759	858
Less: Net Income (Loss) Attributable to Noncontrolling Interests	910	792

Net Income (Loss) Attributable to Iron Mountain Incorporated	$3,849	$66

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.03	$0.00

Total (Loss) Income from Discontinued Operations	$(0.00)	$0.00

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.02	$0.00

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.03	$0.00

Total (Loss) Income from Discontinued Operations	$(0.00)	$0.00

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.02	$0.00

Weighted Average Common Shares Outstanding—Basic	191,332	193,360

Weighted Average Common Shares Outstanding—Diluted	192,268	194,905

Dividends Declared per Common Share	$0.2700	$4.0960

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Revenues:
Storage rental	$1,329,357	$1,394,842
Service	927,059	944,873

Total Revenues	2,256,416	2,339,715
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	952,797	1,007,612
Selling, general and administrative	673,187	644,924
Depreciation and amortization	238,788	264,568
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(528)	1,229

Total Operating Expenses	1,864,244	1,918,333
Operating Income (Loss)	392,172	421,382
Interest Expense, Net (includes Interest Income of $2,118 and $4,062 for the nine months ended September 30, 2013 and 2014, respectively)	190,656	187,733
Other Expense (Income), Net	63,967	22,987

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	137,549	210,662
Provision (Benefit) for Income Taxes	88,144	(98,151)
(Gain) Loss from Sale of Real Estate, Net of Tax	(1,417)	(7,468)

Income (Loss) from Continuing Operations	50,822	316,281
Income (Loss) from Discontinued Operations, Net of Tax	1,515	(938)

Net Income (Loss)	52,337	315,343
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,934	1,973

Net Income (Loss) Attributable to Iron Mountain Incorporated	$49,403	$313,370

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.27	$1.64

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.26	$1.63

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.26	$1.63

Total Income (Loss) from Discontinued Operations	$0.01	$(0.00)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.26	$1.62

Weighted Average Common Shares Outstanding—Basic	190,789	192,540

Weighted Average Common Shares Outstanding—Diluted	192,315	193,833

Dividends Declared per Common Share	$0.8100	$4.6527

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2014
Net Income (Loss)	$4,759	$858
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	17,023	(45,423)
Market Value Adjustments for Securities	—	(291)

Total Other Comprehensive Income (Loss)	17,023	(45,714)

Comprehensive Income (Loss)	21,782	(44,856)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	733	(25)

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$21,049	$(44,831)

	Nine Months Ended September 30,
	2013	2014
Net Income (Loss)	$52,337	$315,343
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(25,811)	(39,109)
Market Value Adjustments for Securities	—	257

Total Other Comprehensive (Loss) Income	(25,811)	(38,852)

Comprehensive Income (Loss)	26,526	276,491
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,934	1,693

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$24,592	$274,798

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
					Earnings in in Excess of Distributions (Distributions in Excess of Earnings)
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,157,148	190,005,788	$1,900	$942,199	$180,258	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,499	40,256	1,207,072	12	40,244	—	—	—
Parent cash dividends declared	(156,693)	—	—	—	(156,693)	—	—
Currency translation adjustment	(25,811)	—	—	—	—	(24,811)	(1,000)
Net income (loss)	52,337	—	—	—	49,403	—	2,934
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(1,708)	—	—	—	—	—	(1,708)

Balance, September 30, 2013	$1,066,272	191,212,860	$1,912	$982,443	$72,968	$(4,497)	$13,446

		Iron Mountain Incorporated Stockholders' Equity
					Earnings in in Excess of Distributions (Distributions in Excess of Earnings)
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $40	52,838	2,251,674	23	52,815	—	—	—
Parent cash dividends declared	(197,551)	—	—	—	(197,551)	—	—
Special distribution in connection with conversion to REIT (see Note 9)	(700,000)	—	—	—	(700,000)	—	—
Currency translation adjustment	(39,109)	—	—	—	—	(38,829)	(280)
Market value adjustments for securities	257	—	—	—	—	257	—
Net income (loss)	315,343	—	—	—	313,370	—	1,973
Noncontrolling interests dividends	(1,032)	—	—	—	—	—	(1,032)
Purchase of noncontrolling interests	(20,376)	—	—	(17,653)	—	—	(2,723)
Divestiture of noncontrolling interests	5,558	—	—	2,102	—	—	3,456

Balance, September 30, 2014	$467,662	193,678,594	$1,937	$1,017,428	$(516,361)	$(47,232)	$11,890

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$52,337	$315,343
(Income) loss from discontinued operations	(1,515)	938
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	210,678	227,876
Amortization (includes deferred financing costs and bond discount of $5,283 and $5,535, for the nine months ended September 30, 2013 and 2014, respectively)	33,393	42,227
Stock-based compensation expense	23,016	23,129
Provision (Benefit) for deferred income taxes	61,327	(258,411)
Loss on early extinguishment of debt, net	43,318	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(2,375)	(8,218)
Foreign currency transactions and other, net	43,763	37,292
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(37,867)	(9,361)
Prepaid expenses and other	(60,601)	25,309
Accounts payable	19,172	(27,307)
Accrued expenses and deferred revenue	(54,914)	(77,102)
Other assets and long-term liabilities	3,897	10,137

Cash Flows from Operating Activities—Continuing Operations	333,629	301,852
Cash Flows from Operating Activities—Discontinued Operations	953	—

Cash Flows from Operating Activities	334,582	301,852
Cash Flows from Investing Activities:
Capital expenditures	(204,872)	(277,386)
Cash paid for acquisitions, net of cash acquired	(122,681)	(46,366)
Investment in restricted cash	(1)	—
Additions to customer relationship and acquisition costs	(16,573)	(25,847)
Proceeds from sales of property and equipment and other, net (including real estate)	2,402	18,307

Cash Flows from Investing Activities—Continuing Operations	(341,725)	(331,292)
Cash Flows from Investing Activities—Discontinued Operations	(4,937)	—

Cash Flows from Investing Activities	(346,662)	(331,292)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(3,447,542)	(8,225,563)
Proceeds from revolving credit and term loan facilities and other debt	3,445,387	8,061,747
Early retirement of senior subordinated notes	(685,134)	(247,275)
Net proceeds from sales of senior notes	782,307	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	1,066	(14,715)
Parent cash dividends	(155,027)	(157,018)
Proceeds from exercise of stock options and employee stock purchase plan	14,726	37,356
Excess tax benefits from stock-based compensation	2,499	40
Payment of debt financing and stock issuance costs	(8,087)	(2,156)

Cash Flows from Financing Activities—Continuing Operations	(49,805)	94,833
Cash Flows from Financing Activities—Discontinued Operations	—	—

Cash Flows from Financing Activities	(49,805)	94,833
Effect of Exchange Rates on Cash and Cash Equivalents	(9,499)	(1,931)

(Decrease) Increase in Cash and Cash Equivalents	(71,384)	63,462
Cash and Cash Equivalents, Beginning of Period	243,415	120,526

Cash and Cash Equivalents, End of Period	$172,031	$183,988

Supplemental Information:
Cash Paid for Interest	$196,811	$210,770

Cash Paid for Income Taxes	$88,154	$124,251

Non-Cash Investing and Financing Activities:
Capital Leases	$48,909	$18,903

Accrued Capital Expenditures	$30,419	$30,484

Dividends Payable	$54,705	$795,671

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,860 as of both December 31, 2013 and September 30, 2014, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $2,612 and $22,543 for the three and nine months ended September 30, 2013, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $23,500 and $25,591 for the three and nine months ended September 30, 2014, respectively.

  d.
  Goodwill and Other Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. Separable intangible assets

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

that are not deemed to have indefinite lives are amortized over their useful lives. We annually, or more frequently if events or circumstances warrant, assess whether a change in the lives over which our intangible assets are amortized is necessary.

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2013 and concluded there was no impairment of goodwill at such date. As of December 31, 2013 and September 30, 2014, no factors were identified that would alter our October 1, 2013 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        Beginning January 1, 2014, as a result of the changes in our reportable segments associated with our reorganization (see Note 7 for a description of our reportable operating segments), we now have 12 reporting units. Our North American Records and Information Management Business segment includes the following three reporting units: (1) North American Records and Information Management; (2) technology escrow services that protect and manage source code ("Intellectual Property Management") and (3) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"). The North American Data Management Business segment is a separate reporting unit. The Emerging Businesses reporting unit (which primarily relates to our data center business in the United States and which is a component of Corporate and Other) is also a reporting unit. Additionally, the International Business segment consists of the following seven reporting units: (1) United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Luxembourg, Netherlands, Spain and Switzerland ("New Western Europe"); (2) the remaining countries in Europe in which we operate, excluding Russia, the Ukraine and Denmark ("New Emerging Markets"); (3) Latin America; (4) Australia and Singapore; (5) China and Hong Kong ("Greater China"); (6) India; and (7) Russia, the Ukraine and Denmark. We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

based on the application of preliminary fair value multiples of revenue and earnings, which is our best estimate and preliminary assessment of the goodwill allocations to each of the new reporting units on a relative fair value basis.

        The carrying value of goodwill, net for each of our reporting units as of September 30, 2014 is as follows:

Carrying Value as of September 30, 2014
North American Records and Information Management(1)	$1,385,908
Intellectual Property Management(1)	50,439
Fulfillment Services(1)	8,407
North American Data Management(1)	361,190
Emerging Businesses	—
New Western Europe	371,049
New Emerging Markets	90,393
Latin America	86,463
Australia and Singapore	63,234
Greater China	2,853
India	—
Russia, Ukraine and Denmark	1,129

Total	$2,421,065

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

        We concluded that we had an interim triggering event and, therefore, we performed an interim goodwill impairment test as of January 1, 2014 on the basis of these new reporting units during the first quarter of 2014. We concluded that the goodwill for each of our new reporting units was not impaired as of such date. While we continue to refine our preliminary estimates of fair value of certain of our new reporting units for purposes of reallocating goodwill, we do not believe that any such changes to preliminary fair value estimates will result in a change in our conclusion that there was no goodwill impairment as of January 1, 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2014 are as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Total Consolidated
Gross Balance as of December 31, 2013	$1,688,280	$422,070	$673,335	$2,783,685
Non-deductible goodwill acquired during the year	—	—	33,292	33,292
Fair value and other adjustments(1)	(26,898)	(6,724)	(1,829)	(35,451)
Currency effects	(8,311)	(2,078)	(30,744)	(41,133)

Gross Balance as of September 30, 2014	$1,653,071	$413,268	$674,054	$2,740,393

Accumulated Amortization Balance as of December 31, 2013	$208,729	$52,181	$59,423	$320,333
Currency effects	(412)	(103)	(490)	(1,005)

Accumulated Amortization Balance as of September 30, 2014	$208,317	$52,078	$58,933	$319,328

Net Balance as of December 31, 2013	$1,479,551	$369,889	$613,912	$2,463,352

Net Balance as of September 30, 2014	$1,444,754	$361,190	$615,121	$2,421,065

Accumulated Goodwill Impairment Balance as of December 31, 2013	$85,909	$—	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of September 30, 2014	$85,909	$—	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $(32,752) in net adjustments to deferred income taxes and $(1,399) related to property, plant and equipment and other assumed liabilities, as well as $(1,300) of cash received related to certain 2013 acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets as of September 30, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$902,893	$(301,598)	$601,295
Core Technology(1)	3,649	(3,514)	135
Trademarks and Non-Compete Agreements(1)	6,254	(4,819)	1,435
Deferred Financing Costs	66,960	(15,998)	50,962

Total	$979,756	$(325,929)	$653,827

(1)
Included in Other Assets, net in the accompanying Consolidated Balance Sheets.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $10,404 and $33,393 for the three and nine months ended September 30, 2013, respectively. Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $14,269 and $42,227 for the three and nine months ended September 30, 2014, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2013 was $9,423 ($6,590 after tax, or $0.03 per basic and diluted share) and $23,016 ($17,576 after tax, or $0.09 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2014 was $8,671 ($6,132 after tax, or $0.03 per basic and diluted share) and $23,129 ($16,683 after tax, or $0.09 per basic and diluted share), respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of sales (excluding depreciation and amortization)	$115	$177	$257	$556
Selling, general and administrative expenses	9,308	8,494	22,759	22,573

Total stock-based compensation	$9,423	$8,671	$23,016	$23,129

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $2,499 and $40 for the nine months ended September 30, 2013 and 2014, respectively, from the benefits (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain limited instances, options were granted at prices greater than the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2014, ten-year vesting options represented 7.5% of total outstanding options. As of September 30, 2014, three-year vesting options represented 31.5% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        The weighted average fair value of options granted for the nine months ended September 30, 2013 and 2014 was $7.69 and $5.60 per share, respectively. These values were estimated on the date of grant

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

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

        A summary of option activity for the nine months ended September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2013	5,145,739	$24.09
Granted	525,268	30.56
Adjustment associated with special dividends	360,814	N/A
Exercised	(1,928,507)	23.32
Forfeited	(171,925)	24.37
Expired	(1,131)	30.15

Outstanding at September 30, 2014	3,930,258	$23.10	5.28	$37,529

Options exercisable at September 30, 2014	2,872,682	$22.00	4.28	$30,599

Options expected to vest	1,001,076	$26.07	7.97	$6,589

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Aggregate intrinsic value of stock options exercised	$318	$10,194	$10,414	$18,727

Restricted Stock and Restricted Stock Units

        Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a vesting period of between three and five years from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $378 and $1,476 of cash dividends on RSUs for the three and nine months ended September 30, 2013, respectively. We accrued approximately $680 and $1,530 of cash dividends on RSUs for the three and nine months ended September 30, 2014, respectively. We paid approximately $121 and $674 of cash dividends on RSUs for the three and nine months ended September 30, 2013, respectively. We paid approximately $124 and $1,178 of cash dividends on RSUs for the three and nine months ended September 30, 2014, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSU activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	1,435,230	$29.76
Granted	692,167	27.91
Vested	(606,358)	31.53
Forfeited	(176,184)	31.41

Non-vested at September 30, 2014	1,344,855	$27.79

        The total fair value of restricted stock vested during the three and nine months ended September 30, 2013 was $0 and $1, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2014 was $0 and $1, respectively. The total fair value of RSUs vested during the three and nine months ended September 30, 2013 was $2,145 and $14,221, respectively. The total fair value of RSUs vested during the three and nine months ended September 30, 2014 was $1,566 and $19,114 respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Performance Units

        Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014). Certain PUs granted in 2013 and 2014 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $146 and $535 of cash dividends on PUs for the three and nine months ended September 30, 2013, respectively. We accrued approximately $240 and $532 of cash dividends on PUs for the three and nine months ended September 30, 2014, respectively. There were no cash dividends paid on PUs for the three and nine months ended September 30, 2013. We paid approximately $0 and $312 of cash dividends on PUs for the three and nine months ended September 30, 2014, respectively.

        During the nine months ended September 30, 2014, we issued 173,260 PUs. Our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue or revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014) over the vesting period for each of the awards. For the 2013 and 2014 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the three and nine months ended September 30, 2013 was $88 and $996, respectively. The total fair value of earned PUs that vested during the three and nine months ended September 30,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

2014 was $0 and $6,296, respectively. As of September 30, 2014, we expected 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014.

        A summary of PU activity for the nine months ended September 30, 2014 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	334,548	(23,732)	310,816	$33.18
Granted	173,260	(49,776)	123,484	23.13
Vested	(194,389)	(24,269)	(218,658)	28.80
Forfeited	(29,922)	—	(29,922)	29.44

Non-vested at September 30, 2014	283,497	(97,777)	185,720	$32.26

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an ESPP in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the nine months ended September 30, 2013 and 2014, there were 74,732 shares and 69,567 shares, respectively, purchased under the ESPP. As of September 30, 2014, we have 930,433 shares available under the ESPP.

        As of September 30, 2014, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $40,654 and is expected to be recognized over a weighted-average period of 2.0 years.

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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Income (Loss) from continuing operations	$5,330	$858	$50,822	$316,281

Total (loss) income from discontinued operations (see Note 10)	$(571)	$—	$1,515	$(938)

Net income (loss) attributable to Iron Mountain Incorporated	$3,849	$66	$49,403	$313,370

Weighted-average shares—basic	191,332,000	193,360,000	190,789,000	192,540,000
Effect of dilutive potential stock options	597,275	1,023,890	1,109,935	823,036
Effect of dilutive potential restricted stock, RSUs and PUs	338,617	520,644	416,231	470,060

Weighted-average shares—diluted	192,267,892	194,904,534	192,315,166	193,833,096

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.03	$0.00	$0.27	$1.64

Total (loss) income from discontinued operations (see Note 10)	$(0.00)	$0.00	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.02	$0.00	$0.26	$1.63

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.03	$0.00	$0.26	$1.63

Total (loss) income from discontinued operations (see Note 10)	$(0.00)	$0.00	$0.01	$(0.00)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.02	$0.00	$0.26	$1.62

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,014,108	609,385	864,521	1,149,441

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

  i.
  Income Taxes

        As noted previously, on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. In the PLRs, the IRS addressed and favorably ruled on our assets and revenue model, including regarding our steel racking structures as real estate for

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

REIT purposes under the Internal Revenue Code of 1986, as amended (the "Code"), our global operations and our transition plans from a C-corporation to a REIT. The PLRs are subject to certain qualifications and are based upon certain representations and statements made by us. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in relevant facts), we may not be able to rely on the PLRs.

        After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014. As such, we intend to elect REIT status effective January 1, 2014.

        As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries ("TRS"), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through subsidiaries disregarded for federal tax purposes or TRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014; this built-in gains tax will also be imposed on our depreciation recapture recognized into income in 2014 and subsequent taxable years as a result of accounting method changes commenced in our pre-REIT period. If we fail to maintain qualification for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) our conversion to a REIT; (2) changes in the mix of income from foreign jurisdictions; (3) tax law changes; (4) volatility in foreign exchange gains (losses); (5) the timing of the establishment and reversal of tax reserves; and (6) our ability to utilize foreign tax credits and net operating losses that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP.

        On September 13, 2013, the U.S. Department of the Treasury and the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Code regarding the deduction and capitalization of expenditures related to tangible property. In addition, proposed regulations under Section 168 of the Code regarding dispositions of tangible property have also been released. These final and proposed regulations are generally effective for our tax year beginning on January 1, 2014. Early adoption was available, and we adopted the regulations in 2013. The impact from these regulations will not have a material impact on our consolidated results of operations, cash flows and financial position.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,014 and $1,735 for gross interest and penalties for the three and nine months ended September 30, 2013, respectively. We recorded an increase of $246 and $581 for gross interest and penalties for the three and nine months ended September 30, 2014, respectively. We had $4,874 and $5,453 accrued for the payment of interest and penalties as of December 31, 2013 and September 30, 2014, respectively.

        Our effective tax rate for each of the three and nine months ended September 30, 2013 was 81.9% and 64.1%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2013 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit), and the repatriation in the fourth quarter of 2013, as discussed below. During the three months ended September 30, 2013, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loans while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which decreased our 2013 effective tax rate by 47.0%. During the three and nine months ended September 30, 2013, the repatriation discussed below increased our 2013 effective tax rate by 87.1% and 18.5%, respectively. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4,025 relating to the previously expired period from January 1, 2012 to December 31, 2012. Also, during the three and nine months ended September 30, 2013, we incurred nondeductible transaction costs related to our conversion to a REIT, which increased our 2013 effective tax rate by 10.1% and 4.7%, respectively.

        During the three months ended September 30, 2013, we developed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $253,000 (approximately $53,000 of which was previously subject to U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. We completed this plan in the fourth quarter of 2013. As a result, we recorded an increase in our tax provision from continuing operations in the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

amount of approximately $71,400 in the three months ended September 30, 2013. This increase was offset by decreases of approximately $23,500 from 2013 foreign tax credits and approximately $21,900 from the reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of approximately $26,000 in our tax provision from continuing operations.

        As a result of our REIT conversion, we recorded a net tax benefit of $212,151 during the nine months ended September 30, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. Also, in the third quarter of 2014, we recorded an increase to the tax provision of $26,390 related to certain amended tax returns filed principally to reflect tax accounting method changes consistent with our REIT conversion. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2014 was an increase of $13,226 and $49,310, respectively, in our tax provision from the repatriation discussed below and other net tax adjustments related to the REIT conversion including a tax benefit of $7,993 and $41,828, respectively, primarily related to the dividends paid deduction. Our effective tax rate will be significantly lower in 2014 as a result of the REIT conversion. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our U.S. TRSs.

        The following table presents a reconciliation of significant components of deferred tax assets and liabilities from December 31, 2013 to September 30, 2014:

	December 31, 2013	Revaluation Associated with REIT Conversion	Current Year Activity(1)	September 30, 2014
Deferred Tax Assets:
Accrued liabilities	$75,731	$(48,087)	$3,701	$31,345
Deferred rent	25,624	(25,749)	1,976	1,851
Net operating loss carryforwards	81,124	(34,912)	14,050	60,262
Foreign tax credits	10,229	(9,207)	(1,022)	—
Stock compensation	16,745	(17,942)	1,197	—
Federal benefit of unrecognized tax benefits	20,263	—	(4,813)	15,450
Foreign currency and other adjustments	23,938	(34,552)	20,837	10,223
Valuation allowance	(40,278)	—	(2,732)	(43,010)

	213,376	(170,449)	33,194	76,121

Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(367,936)	273,268	3,668	(91,000)
Plant and equipment, principally due to differences in depreciation	(168,385)	109,332	23,608	(35,445)

	(536,321)	382,600	27,276	(126,445)

Net Deferred Tax Asset/(Liability)	$(322,945)	$212,151	$60,470	$(50,324)

(1)
Current year activity primarily consists of additional deferred tax assets and liabilities recognized due to changes in current year taxable temporary differences, purchase accounting and return to accrual adjustments related to the 2013 tax return.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the U.S., and, therefore, in the second and third quarters of 2014, we recognized an increase in our tax provision from continuing operations in the amount of $36,084 and $13,226, respectively, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings of $49,310 in total. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries should not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution as per REIT distribution rules which are then taxable, as appropriate, at the stockholder level.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2013 and September 30, 2014 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, and three global banks and three "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2013 and September 30, 2014, our cash and cash equivalents and restricted cash balance was $154,386 and $217,848, respectively, including money market funds and time deposits amounting to $36,613 and $97,608, respectively. The money market funds are invested substantially in U.S. Treasuries, repurchase agreements and certificates of deposit.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and September 30, 2014, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at September 30, 2014 Using
Description	Total Carrying Value at September 30, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$79,795	$—		$79,795		$—
Time Deposits(1)	17,813	—		17,813		—
Trading Securities	12,798	12,068	(2)	730	(1)	—
Derivative Assets(3)	3	—		3		—
Derivative Liabilities(3)	11,293	—		11,293		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities primarily relate to short- term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling, Euro and Australian dollars. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2013 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  m.
  Accumulated Other Comprehensive Items, Net

        The changes in accumulated other comprehensive items, net for the three months ended September 30, 2013 and 2014, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2013	$(21,697)	$—	$(21,697)
Other comprehensive income:
Foreign currency translation adjustments	17,200	—	17,200

Total other comprehensive income	17,200	—	17,200

Balance as of September 30, 2013	$(4,497)	$—	$(4,497)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2014	$(3,809)	$1,474	$(2,335)
Other comprehensive loss:
Foreign currency translation adjustments	(44,606)	—	(44,606)
Market value adjustments for securities	—	(291)	(291)

Total other comprehensive loss	(44,606)	(291)	(44,897)

Balance as of September 30, 2014	$(48,415)	$1,183	$(47,232)

        The changes in accumulated other comprehensive items, net for the nine months ended September 30, 2013 and 2014, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2012	$20,314	$—	$20,314
Other comprehensive loss:
Foreign currency translation adjustments	(24,811)	—	(24,811)

Total other comprehensive loss	(24,811)	—	(24,811)

Balance as of September 30, 2013	$(4,497)	$—	$(4,497)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(38,829)	—	(38,829)
Market value adjustments for securities	—	257	257

Total other comprehensive (loss) income	(38,829)	257	(38,572)

Balance as of September 30, 2014	$(48,415)	$1,183	$(47,232)

  n.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Foreign currency transaction losses (gains), net	$2,612	$23,500	$22,543	$25,591
Debt extinguishment expense, net	43,662	—	43,662	—
Other, net	(321)	(992)	(2,238)	(2,604)

	$45,953	$22,508	$63,967	$22,987

  o.
  Property, Plant and Equipment and Long-Lived Assets

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three and nine months ended September 30, 2013, we capitalized $9,326 and $32,073, respectively, of costs associated with the development of internal use computer software projects. During the three and nine months ended September 30, 2014, we capitalized $4,769 and $14,527, respectively, of costs associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

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

        As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss from the sale of real estate as a component of operating income, but we will continue to report it as a component of income (loss) from continuing operations. We will continue to report the (gain) loss of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.

        Consolidated gain on disposal/write-down of property, plant and equipment, net (excluding real estate) was $528 for the nine months ended September 30, 2013 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated primarily with our North American Records and Information Management Business. Consolidated loss on disposal/write-down of property, plant and equipment, net (excluding real estate) was $1,229 for the nine months ended September 30, 2014 and consisted primarily of losses associated with the disposal of certain equipment associated with our North American Records and Information Management Business and International Business.

        Consolidated gain on sale of real estate was $1,417, net of tax of $430, for the nine months ended September 30, 2013 associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate was $7,468, net of tax of $1,991, for the nine months ended September 30, 2014 associated with the sale of two buildings in the United Kingdom.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

  q.
  Immaterial Restatement

        During the second quarter of 2014, we identified contract billing inaccuracies arising from a single location which occurred over numerous years that resulted in an overstatement of our prior years' reported revenue by $10,000 in the aggregate. Of this amount, $1,300 relates to the year ended December 31, 2013, $1,300 relates to the year ended December 31, 2012 and the remaining $7,400 relates to the periods prior to December 31, 2011. We have determined that no prior period financial statement was materially misstated as a result of these billing inaccuracies. As a result, we have restated beginning retained earnings as of December 31, 2012 for the cumulative impact of these billing inaccuracies, net of tax, prior to December 31, 2012 in the amount of $5,300. Additionally, we have restated our 2012 and 2013 Consolidated Statements of Equity, our 2013 Consolidated Balance Sheet and each of our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 to reflect the impact of these billing inaccuracies in those particular periods. There was no change to the following lines of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Statement of Operations for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Storage Rental	$—	$—
Service	(325)	(975)

Total Revenues	$(325)	$(975)

Operating (Loss) Income	$(325)	$(975)

(Loss) Income from Continuing Operations before Provision (Benefit) for Income Taxes and (Loss) Gain on Sale of Real Estate	$(325)	$(975)

(Benefit) Provision for Income Taxes	$(127)	$(381)

(Loss) Income from Continuing Operations	$(198)	$(594)

Net (Loss) Income	$(198)	$(594)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(198)	$(594)

Earnings (Losses) per Share—Basic:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

Earnings (Losses) per Share—Diluted:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

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

  r.
  Accrued Expenses

        Accrued expenses with items greater than 5% of total current liabilities are shown separately and consist of the following:

	December 31, 2013	September 30, 2014
Interest	$71,971	$47,462
Payroll and vacation	91,519	69,638
Incentive compensation	58,562	50,648
Dividend (Note 9)	55,142	795,671
Self-insured liabilities	32,850	32,674
Other	151,294	167,143

Accrued expenses	$461,338	$1,163,236

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2013 and September 30, 2014, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in Euros and Australian dollars. As of September 30, 2014, we had (1) outstanding forward contracts to purchase 194,500 Euros and sell $257,479 U.S. dollars to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $59,201 U.S. dollars and sell 68,000 Australian dollars to hedge our intercompany exposures with our Australian operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated the forward contracts as hedges. During the three and nine months ended September 30, 2013, there was $4,764 in net cash disbursements and $11,511 in net cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. During the three and nine months ended September 30, 2014, there was $9,536 in net cash receipts and $4,993 in net cash payments, respectively, included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts.

        Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2013 and September 30, 2014 and their gains and losses for the three and nine months ended September 30, 2013 and 2014:

	Asset Derivatives
	December 31, 2013		September 30, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$72	Prepaid expenses and other	$3

Total		$72		$3

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

	Liability Derivatives
	December 31, 2013		September 30, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$5,592	Accrued expenses	$11,293

Total		$5,592		$11,293

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2013	2014	2013	2014
Foreign exchange contracts	Other expense (income), net	$14,164	$(4,025)	$(6,059)	$10,625

Total		$14,164	$(4,025)	$(6,059)	$10,625

        We have designated a portion of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2013 and 2014, we designated on average 107,667 and 51,481 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $5,467 ($3,333, net of tax) and foreign exchange losses of $3,374 ($2,057, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the three and nine months ended September 30, 2013, respectively. We recorded foreign exchange gains of $3,729 ($3,729, net of tax) and foreign exchange gains of $4,537 ($4,480, net of tax) related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in Iron Mountain Incorporated Stockholders' Equity for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, cumulative net gains of $11,964, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2013 and 2014 acquisitions on our consolidated results of operations. Noteworthy 2014 acquisitions include the following:

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        In January 2014, in order to enhance our international operations, we acquired Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15,300.

        In February 2014, in order to enhance our international operations, we acquired RM Arsiv Yönetim Hizmetleri Ticaret Anonim Sirketi, a storage rental and records management business with operations in Turkey, for approximately $21,200, of which $16,750 was paid in the first quarter of 2014, with the remainder to be paid out based upon a customary working capital adjustment and whether we make claims for indemnification against the former owners of the business.

        In April 2014, in order to enhance our international operations, we acquired the stock of OSG Polska sp. z.o.o., a storage rental and records management business with operations in Poland, for approximately $13,700.

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in the first nine months of 2014 is as follows:

Cash Paid (gross of cash acquired)	$48,667	(1)
Fair Value of Previously Held Equity Interest	794

Total Consideration	49,461
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	5,847
Property, Plant and Equipment(2)	14,009
Customer Relationship Assets(3)	26,315
Other Assets	858
Liabilities Assumed and Deferred Income Taxes(4)	(30,860)

Total Fair Value of Identifiable Net Assets Acquired	16,169

Goodwill Initially Recorded	$33,292

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 are net cash acquired of $(1,296) and contingent and other payments of $(1,005) related to acquisitions made in previous years.

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

        In September 2014, we purchased our joint venture partners' noncontrolling interests in the businesses we operate in Russia, the Ukraine and Denmark. The purchase price of approximately $24,500 is comprised of $17,900 paid at closing, $2,100 payable in 2017 and $4,500 payable in 2020. The components of the purchase price payable in 2017 and 2020 are reflected as non-cash items within our Consolidated Statement of Cash Flows for the nine months ended September 30, 2014. Of the $17,900 paid at closing, approximately $11,950 was associated with the underlying shares owned by our joint venture partners and approximately $5,950 was associated with the payment of outstanding loans between the joint venture and the joint venture partners.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt comprised the following:

	December 31, 2013		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$675,717	$675,717	$277,316	$277,316
Term Loan(1)	—	—	250,000	250,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	247,808	248,117	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	350,272	355,071	321,528	322,613
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	446,000	400,000	425,500
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	411,518	444,470	411,615	426,670
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(2)(4)	187,960	187,960	179,040	180,383
6 1/8% GBP Senior Notes due 2022 (the "6 1/8% Notes")(2)(5)	—	—	649,180	652,491
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	614,820	600,000	616,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	930,000	1,000,000	987,500
Real Estate Mortgages, Capital Leases and Other(6)	298,447	298,447	303,806	303,806

Total Long-term Debt	4,171,722		4,392,485
Less Current Portion	(52,583)		(60,799)

Long-term Debt, Net of Current Portion	$4,119,139		$4,331,686

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2013 and September 30, 2014, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2013 and September 30, 2014, respectively.

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

(5)
Iron Mountain Europe PLC ("IME") is the direct obligor on the 6 1/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

(6)
We believe the fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. In addition, the Credit Agreement included an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility. On August 25, 2014, we entered into an incremental term loan activation notice under the Credit Agreement pursuant to which we increased the maximum amount permitted to be borrowed under the Credit Agreement from $1,500,000 to $1,900,000, and on September 24, 2014, we borrowed $250,000 of the increased borrowings in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan will begin amortizing in quarterly installments in an amount equal to $625 per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the Revolving Credit Facility.

        The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of September 30, 2014, we had $277,316 and $250,000 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $277,316 of outstanding borrowings under the Revolving Credit Facility, $130,250 was denominated in U.S. dollars, 60,000 was denominated in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

Canadian dollars, 63,715 was denominated in Euros and 14,500 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $8,587. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,214,097 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.6% as of September 30, 2014. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.3% to 4.9% as of September 30, 2014 and the interest rate in effect under the Term Loan as of September 30, 2014 was 2.4%.

        For the three and nine months ended September 30, 2013, we recorded commitment fees and letters of credit fees of $977 and $2,133, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit. In addition, we recorded a charge of $43,662 to other expense (income), net in the third quarter of 2013 which consisted of a charge of $5,544 related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs and a charge of $38,118 related to the early extinguishment of (1) 175,000 CAD aggregate principal amount outstanding of the 7 1/2% CAD Senior Subordinated Notes due 2017, (2) $50,000 aggregate principal amount outstanding of the 8% Senior Subordinated Notes due 2018, (3) $300,000 aggregate principal amount outstanding of the 8% Senior Subordinated Notes due 2020, and (4) $137,500 aggregate principal amount of the 8 3/8% Notes. For the three and nine months ended September 30, 2014, we recorded commitment fees and letters of credit fees of $700 and $1,867, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

        In January 2014, we redeemed the 150,000 British pounds sterling (approximately $247,000) in aggregate principal amount outstanding of the 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        In September 2014, IME completed a private offering of 400,000 British pounds sterling in aggregate principal amount of the 6 1/8% Notes, which were issued at 100% of par. The net proceeds to IME of 394,000 British pounds sterling (approximately $642,000 based on an exchange rate of 1.63), after paying the initial purchasers' commissions and expenses, were used to repay amounts outstanding under our Revolving Credit Facility and for general corporate purposes.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.2 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

secured debt lease adjusted leverage ratio was 2.2 and 2.0 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.3 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 as of both December 31, 2013 and September 30, 2014 compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2013 and September 30, 2014 and for the three and nine months ended September 30, 2013 and 2014 and are prepared on the same basis as the consolidated financial statements.

        The Parent Notes, Senior Subsidiary Notes and the 6 1/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

        Additionally, IMI and the Guarantors guarantee the Senior Subsidiary Notes, which were issued by Canada Company, and the 6 1/8% Notes, which were issued by IME. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the Senior Subsidiary Notes and the 6 1/8% Notes, including IME but excluding Canada Company, are referred to below as the Non-Guarantors.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

 CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,970	$4,602	$126,416	$—	$183,988
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	371,347	36,451	211,198	—	618,996
Intercompany Receivable	243,568	—	—	—	(243,568)	—
Other Current Assets	132	76,797	3,282	59,365	(34)	139,542

Total Current Assets	277,560	501,114	44,335	396,979	(243,602)	976,386
Property, Plant and Equipment, Net	885	1,575,573	160,045	824,201	—	2,560,704
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,788,541	295	2,542	—	(2,791,378)	—
Investment in Subsidiaries	935,928	675,718	30,726	89,929	(1,732,301)	—
Goodwill	—	1,604,911	178,372	637,782	—	2,421,065
Other	35,452	375,729	10,361	256,642	—	678,184

Total Other Assets, Net	3,759,921	2,656,653	222,001	984,353	(4,523,679)	3,099,249

Total Assets	$4,038,366	$4,733,340	$426,381	$2,205,533	$(4,767,281)	$6,636,339

Liabilities and Equity
Intercompany Payable	$—	$93,005	$2,049	$148,514	$(243,568)	$—
Current Portion of Long-term Debt	—	32,502	—	28,331	(34)	60,799
Total Other Current Liabilities	848,451	444,651	32,851	211,556	—	1,537,509
Long-term Debt, Net of Current Portion	2,733,143	340,207	239,601	1,018,735	—	4,331,686
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,788,368	—	2,010	(2,791,378)	—
Other Long-term Liabilities	—	120,472	31,225	86,986	—	238,683
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	455,772	914,135	120,655	697,511	(1,732,301)	455,772
Noncontrolling Interests	—	—	—	11,890	—	11,890

Total Equity	455,772	914,135	120,655	709,401	(1,732,301)	467,662

Total Liabilities and Equity	$4,038,366	$4,733,340	$426,381	$2,205,533	$(4,767,281)	$6,636,339

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$293,262	$32,258	$119,797	$—	$445,317
Service	—	190,421	17,236	102,340	—	309,997
Intercompany Service	—	—	—	17,890	(17,890)	—

Total Revenues	—	483,683	49,494	240,027	(17,890)	755,314
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	186,946	5,575	118,144	—	310,665
Intercompany Service Cost of Sales	—	—	17,890	—	(17,890)	—
Selling, General and Administrative	77	159,668	3,412	62,048	—	225,205
Depreciation and Amortization	80	49,222	3,039	27,318	—	79,659
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	5	(66)	—	(112)	—	(173)

Total Operating Expenses	162	395,770	29,916	207,398	(17,890)	615,356

Operating (Loss) Income	(162)	87,913	19,578	32,629	—	139,958
Interest Expense (Income), Net	52,070	(3,556)	9,192	6,779	—	64,485
Other Expense (Income), Net	67,524	5,921	5,473	(32,965)	—	45,953

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(119,756)	85,548	4,913	58,815	—	29,520
Provision (Benefit) for Income Taxes	—	1,297	4,560	18,333	—	24,190
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(123,605)	(39,094)	(2,742)	(353)	165,794	—

Income (Loss) from Continuing Operations	3,849	123,345	3,095	40,835	(165,794)	5,330
Income (Loss) from Discontinued Operations, Net of Tax	—	35	—	(606)	—	(571)

Net Income (Loss)	3,849	123,380	3,095	40,229	(165,794)	4,759
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	910	—	910

Net Income (Loss) Attributable to Iron Mountain Incorporated	$3,849	$123,380	$3,095	$39,319	$(165,794)	$3,849

Net Income (Loss)	$3,849	$123,380	$3,095	$40,229	$(165,794)	$4,759
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,333)	(345)	9,189	11,512	—	17,023
Equity in Other Comprehensive Income (Loss) of Subsidiaries	20,533	20,978	(2,637)	9,189	(48,063)	—

Total Other Comprehensive Income (Loss)	17,200	20,633	6,552	20,701	(48,063)	17,023

Comprehensive Income (Loss)	21,049	144,013	9,647	60,930	(213,857)	21,782
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	733	—	733

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$21,049	$144,013	$9,647	$60,197	$(213,857)	$21,049

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$302,695	$31,540	$134,829	$—	$469,064
Service	—	186,906	17,582	109,145	—	313,633
Intercompany Service	—	—	—	16,679	(16,679)	—

Total Revenues	—	489,601	49,122	260,653	(16,679)	782,697
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	197,079	5,181	133,246	—	335,506
Intercompany Service Cost of Sales	—	—	16,679	—	(16,679)	—
Selling, General and Administrative	58	143,555	3,505	69,219	—	216,337
Depreciation and Amortization	46	54,040	2,989	32,119	—	89,194
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	(12)	11	185	—	184

Total Operating Expenses	104	394,662	28,365	234,769	(16,679)	641,221

Operating (Loss) Income	(104)	94,939	20,757	25,884	—	141,476
Interest Expense (Income), Net	46,571	(9,730)	8,544	17,835	—	63,220
Other (Income) Expense, Net	(22,468)	(212,113)	(31)	257,120	—	22,508

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(24,207)	316,782	12,244	(249,071)	—	55,748
Provision (Benefit) for Income Taxes	—	53,142	3,249	(1,501)	—	54,890
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(24,273)	240,121	(432)	(8,996)	(206,420)	—

Net Income (Loss)	66	23,519	9,427	(238,574)	206,420	858
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	792	—	792

Net Income (Loss) Attributable to Iron Mountain Incorporated	$66	$23,519	$9,427	$(239,366)	$206,420	$66

Net Income (Loss)	$66	$23,519	$9,427	$(238,574)	$206,420	$858
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,729	—	(4,560)	(44,592)	—	(45,423)
Market Value Adjustments for Securities	—	(291)	—	—	—	(291)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(48,626)	(48,335)	(874)	(4,560)	102,395	—

Total Other Comprehensive (Loss) Income	(44,897)	(48,626)	(5,434)	(49,152)	102,395	(45,714)

Comprehensive (Loss) Income	(44,831)	(25,107)	3,993	(287,726)	308,815	(44,856)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(25)	—	(25)

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(44,831)	$(25,107)	$3,993	$(287,701)	$308,815	$(44,831)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$877,709	$98,057	$353,591	$—	$1,329,357
Service	—	569,125	17,236	340,698	—	927,059
Intercompany Service	—	—	—	17,890	(17,890)	—

Total Revenues	—	1,446,834	115,293	712,179	(17,890)	2,256,416
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	573,237	19,713	359,847	—	952,797
Intercompany Service Cost of Sales	—	—	17,890	—	(17,890)	—
Selling, General and Administrative	140	478,523	12,357	182,167	—	673,187
Depreciation and Amortization	242	144,904	9,378	84,264	—	238,788
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	5	(554)	21	—	—	(528)

Total Operating Expenses	387	1,196,110	59,359	626,278	(17,890)	1,864,244

Operating (Loss) Income	(387)	250,724	55,934	85,901	—	392,172
Interest Expense (Income), Net	155,430	(15,678)	30,148	20,756	—	190,656
Other Expense (Income), Net	38,320	4,669	5,427	15,551	—	63,967

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(194,137)	261,733	20,359	49,594	—	137,549
Provision (Benefit) for Income Taxes	—	53,034	9,695	25,415	—	88,144
(Gain) Loss from Sale of Real Estate, Net of Tax	—	—	—	(1,417)	—	(1,417)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(243,540)	(32,424)	(6,345)	(10,664)	292,973	—

Income (Loss) from Continuing Operations	49,403	241,123	17,009	36,260	(292,973)	50,822
Income (Loss) from Discontinued Operations, Net of Tax	—	140	—	1,375	—	1,515

Net Income (Loss)	49,403	241,263	17,009	37,635	(292,973)	52,337
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	2,934	—	2,934

Net Income (Loss) Attributable to Iron Mountain Incorporated	$49,403	$241,263	$17,009	$34,701	$(292,973)	$49,403

Net Income (Loss)	$49,403	$241,263	$17,009	$37,635	$(292,973)	$52,337
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,056)	620	(9,302)	(15,073)	—	(25,811)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(22,755)	(23,097)	(2,637)	(9,302)	57,791	—

Total Other Comprehensive (Loss) Income	(24,811)	(22,477)	(11,939)	(24,375)	57,791	(25,811)

Comprehensive Income (Loss)	24,592	218,786	5,070	13,260	(235,182)	26,526
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,934	—	1,934

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$24,592	$218,786	$5,070	$11,326	$(235,182)	$24,592

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$904,707	$93,246	$396,889	$—	$1,394,842
Service	—	563,949	51,323	329,601	—	944,873
Intercompany Service	—	—	—	49,231	(49,231)	—

Total Revenues	—	1,468,656	144,569	775,721	(49,231)	2,339,715
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	596,327	17,745	393,540	—	1,007,612
Intercompany Service Cost of Sales	—	—	49,231	—	(49,231)	—
Selling, General and Administrative	122	432,831	10,348	201,623	—	644,924
Depreciation and Amortization	179	159,002	8,967	96,420	—	264,568
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	820	12	397	—	1,229

Total Operating Expenses	301	1,188,980	86,303	691,980	(49,231)	1,918,333

Operating (Loss) Income	(301)	279,676	58,266	83,741	—	421,382
Interest Expense (Income), Net	141,410	(17,586)	25,927	37,982	—	187,733
Other (Income) Expense, Net	(15,643)	(204,392)	(51)	243,073	—	22,987

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(126,068)	501,654	32,390	(197,314)	—	210,662
(Benefit) Provision for Income Taxes	—	(116,186)	9,359	8,676	—	(98,151)
(Gain) Loss from Sale of Real Estate, Net of Tax	—	(197)	—	(7,271)	—	(7,468)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(439,438)	180,061	(1,073)	(23,032)	283,482	—

Income (Loss) from Continuing Operations	313,370	437,976	24,104	(175,687)	(283,482)	316,281
(Loss) Income from Discontinued Operations, Net of Tax	—	(960)	—	22	—	(938)

Net Income (Loss)	313,370	437,016	24,104	(175,665)	(283,482)	315,343
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,973	—	1,973

Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,370	$437,016	$24,104	$(177,638)	$(283,482)	$313,370

Net Income (Loss)	$313,370	$437,016	$24,104	$(175,665)	$(283,482)	$315,343
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,480	84	(4,997)	(38,676)	—	(39,109)
Market Value Adjustments for Securities	—	257	—	—	—	257
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(43,052)	(44,290)	(371)	(4,997)	92,710	—

Total Other Comprehensive (Loss) Income	(38,572)	(43,949)	(5,368)	(43,673)	92,710	(38,852)

Comprehensive Income (Loss)	274,798	393,067	18,736	(219,338)	(190,772)	276,491
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,693	—	1,693

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$274,798	$393,067	$18,736	$(221,031)	$(190,772)	$274,798

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(152,158)	$348,463	$25,662	$111,662	$—	$333,629
Cash Flows from Operating Activities—Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(152,158)	348,334	25,662	112,744	—	334,582
Cash Flows from Investing Activities:
Capital expenditures	—	(132,376)	(2,104)	(70,392)	—	(204,872)
Cash paid for acquisitions, net of cash acquired	—	(23,338)	—	(99,343)	—	(122,681)
Intercompany loans to subsidiaries	231,195	214,640	—	—	(445,835)	—
Investment in subsidiaries	(16,300)	(16,300)	—	—	32,600	—
Investment in restricted cash	(1)	—	—	—	—	(1)
Additions to customer relationship and acquisition costs	—	(13,475)	(393)	(2,705)	—	(16,573)
Proceeds from sales of property and equityment and other, net (including real estate)	—	31	(3,175)	5,546	—	2,402

Cash Flows from Investing Activities—Continuing Operations	214,894	29,182	(5,672)	(166,894)	(413,235)	(341,725)
Cash Flows from Investing Activities—Discontinued Operations	—	(4,937)	—	—	—	(4,937)

Cash Flows from Investing Activities	214,894	24,245	(5,672)	(166,894)	(413,235)	(346,662)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(3,350,589)	(81,485)	(15,468)	—	(3,447,542)
Proceeds from revolving credit and term loan facilities and other debt	—	3,188,391	169,615	87,381	—	3,445,387
Early retirement of senior subordinated notes	(514,239)	—	(170,895)	—	—	(685,134)
Net proceeds from sales of senior notes	591,000	—	191,307	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,066	—	1,066
Intercompany loans from parent	—	(228,216)	(226,605)	8,986	445,835	—
Equity contribution from parent	—	16,300	—	16,300	(32,600)	—
Parent cash dividends	(155,027)	—	—	—	—	(155,027)
Proceeds from exercise of stock options and employee stock purchase plan	14,726	—	—	—	—	14,726
Excess tax benefits from stock-based compensation	2,499	—	—	—	—	2,499
Payment of debt financing costs and stock issuance costs	(1,695)	(5,596)	(554)	(242)	—	(8,087)

Cash Flows from Financing Activities—Continuing Operations	(62,736)	(379,710)	(118,617)	98,023	413,235	(49,805)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(62,736)	(379,710)	(118,617)	98,023	413,235	(49,805)
Effect of exchange rates on cash and cash equivalents	—	—	(4,479)	(5,020)	—	(9,499)

(Decrease) Increase in cash and cash equivalents	—	(7,131)	(103,106)	38,853	—	(71,384)
Cash and cash equivalents, beginning of period	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of period	$—	$6,341	$240	$165,450	$—	$172,031

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(154,848)	$291,455	$43,186	$122,059	$—	$301,852
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Operating Activities	(154,848)	291,455	43,186	122,059	—	301,852
Cash Flows from Investing Activities:
Capital expenditures	—	(171,331)	(4,800)	(101,255)	—	(277,386)
Cash paid for acquisitions, net of cash acquired	—	1,117	—	(47,483)	—	(46,366)
Intercompany loans to subsidiaries	541,044	768,486	—	—	(1,309,530)	—
Investment in subsidiaries	(19,508)	(19,508)	—	—	39,016	—
Additions to customer relationship and acquisition costs	—	(20,607)	(767)	(4,473)	—	(25,847)
Proceeds from sales of property and equipment and other, net (including real estate)	—	2,406	64	15,837	—	18,307

Cash Flows from Investing Activities—Continuing Operations	521,536	560,563	(5,503)	(137,374)	(1,270,514)	(331,292)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Investing Activities	521,536	560,563	(5,503)	(137,374)	(1,270,514)	(331,292)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,571,268)	(518,520)	(135,775)	—	(8,225,563)
Proceeds from revolving credit and term loan facilities and other debt	—	7,391,058	480,387	190,302	—	8,061,747
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Net proceeds from sales of senior notes	—	—	—	642,417	—	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	5,716	—	(20,431)	—	(14,715)
Intercompany loans from parent	—	(653,034)	3,571	(660,067)	1,309,530	—
Equity contribution from parent	—	19,508	—	19,508	(39,016)	—
Parent cash dividends	(157,018)	—	—	—	—	(157,018)
Proceeds from exercise of stock options and employee stock purchase plan	37,356	—	—	—	—	37,356
Excess tax benefits from stock-based compensation	40	—	—	—	—	40
Payment of debt financing costs and stock issuance costs	(1,034)	(499)	(12)	(611)	—	(2,156)

Cash Flows from Financing Activities—Continuing Operations	(367,931)	(808,519)	(34,574)	35,343	1,270,514	94,833
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(367,931)	(808,519)	(34,574)	35,343	1,270,514	94,833
Effect of exchange rates on cash and cash equivalents	—	(895)	399	(1,435)	—	(1,931)

(Decrease) Increase in cash and cash equivalents	(1,243)	42,604	3,508	18,593	—	63,462
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526

Cash and cash equivalents, end of period	$—	$52,970	$4,602	$126,416	$—	$183,988

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

        Our three reportable operating segments and Corporate and Other are described as follows:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Corporate and Other	Total Consolidated
Three Months Ended September 30, 2013
Total Revenues	$441,347	$100,347	$210,433	$3,187	$755,314
Depreciation and Amortization	41,410	5,147	25,282	7,820	79,659
Depreciation	37,959	5,095	19,923	7,787	70,764
Amortization	3,451	52	5,359	33	8,895
Adjusted OIBDA	167,380	60,860	55,662	(43,737)	240,165
Expenditures for Segment Assets	19,437	2,615	90,654	12,127	124,833
Capital Expenditures	12,469	1,890	20,146	12,127	46,632
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	69,889	—	69,889
Additions to Customer Relationship and Acquisition Costs	6,968	725	619	—	8,312
Three Months Ended September 30, 2014
Total Revenues	450,279	96,735	232,165	3,518	782,697
Depreciation and Amortization	47,686	2,377	30,474	8,657	89,194
Depreciation	42,958	2,281	22,908	8,612	76,759
Amortization	4,728	96	7,566	45	12,435
Adjusted OIBDA	177,890	54,399	54,790	(51,688)	235,391
Expenditures for Segment Assets	47,047	2,727	34,207	13,297	97,278
Capital Expenditures	41,854	2,727	32,241	11,819	88,641
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	—	—	—
Additions to Customer Relationship and Acquisition Costs	5,193	—	1,966	1,478	8,637
Nine Months Ended September 30, 2013
Total Revenues	1,327,052	298,654	620,689	10,021	2,256,416
Depreciation and Amortization	123,747	13,861	78,251	22,929	238,788
Depreciation	113,758	13,407	60,683	22,830	210,678
Amortization	9,989	454	17,568	99	28,110
Adjusted OIBDA	499,274	180,358	156,469	(136,440)	699,661
Total Assets(1)	3,481,751	658,051	1,992,135	248,842	6,380,779
Expenditures for Segment Assets	110,625	10,675	171,974	50,852	344,126
Capital Expenditures	74,327	9,767	69,926	50,852	204,872
Cash Paid for Acquisitions, Net of Cash Acquired	23,338	—	99,343	—	122,681
Additions to Customer Relationship and Acquisition Costs	12,960	908	2,705	—	16,573
Nine Months Ended September 30, 2014
Total Revenues	1,348,682	291,010	690,185	9,838	2,339,715
Depreciation and Amortization	135,999	12,345	91,032	25,192	264,568
Depreciation	121,923	12,122	68,728	25,103	227,876
Amortization	14,076	223	22,304	89	36,692
Adjusted OIBDA	518,626	167,687	169,257	(149,806)	705,764
Total Assets(1)	3,641,820	647,845	2,040,923	305,751	6,636,339
Expenditures for Segment Assets	137,761	13,047	149,024	49,767	349,599
Capital Expenditures	119,093	12,936	97,068	48,289	277,386
Cash Paid for Acquisitions, Net of Cash Acquired	(1,077)	(40)	47,483	—	46,366
Additions to Customer Relationship and Acquisition Costs	19,745	151	4,473	1,478	25,847

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) and REIT Costs (defined below) directly attributable to the segment. Internally,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Adjusted OIBDA	$240,165	$235,391	$699,661	$705,764
Less: Depreciation and Amortization	79,659	89,194	238,788	264,568
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	(173)	184	(528)	1,229
REIT Costs(1)	20,721	4,537	69,229	18,585
Interest Expense, Net	64,485	63,220	190,656	187,733
Other Expense (Income), Net	45,953	22,508	63,967	22,987

Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	$29,520	$55,748	$137,549	$210,662

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

(8) Commitments and Contingencies

a.
Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $7,700 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

b.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). From October 1, 2001 through September 30, 2014, we billed approximately $82,900 under the Schedules. The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

        Our policy related to business interruption insurance recoveries is to record gains within other expense (income), net in our Consolidated Statements of Operations and proceeds received within cash flows from operating activities in our Consolidated Statements of Cash Flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net within operating income in our Consolidated Statements of Operations and proceeds received within cash flows from investing activities within our Consolidated Statements of Cash Flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian operations, statements of operation and cash flow impacts related to the fire will be reflected as discontinued operations.

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

        On September 15, 2014, we announced the declaration by our board of directors of a special distribution of $700,000 (the "Special Distribution"), payable to stockholders of record as of September 30, 2014 (the "Record Date"). The Special Distribution represents the remaining amount of our undistributed earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013, which in accordance with tax rules applicable to REIT conversions we are required to pay to our stockholders on or before December 31, 2014 in connection with our conversion to a REIT. The Special Distribution also includes certain items of taxable income that we expect to recognize in 2014, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits repatriated as dividend income. The Special Distribution follows an initial distribution of $700,000 paid to stockholders in November 2012.

        The Special Distribution will be paid in a combination of common stock and cash. The Special Distribution is payable on November 4, 2014 (the "Payment Date") to stockholders of record as of the Record Date. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution in all common stock or all cash, with the total cash payment to stockholders limited to no more than $140,000, or 20% of the total Special Distribution, not including cash paid in lieu of fractional shares. Based on stockholder elections, we will pay $140,000 of the Special Distribution in cash, not including cash paid in lieu of fractional shares, with the balance payable in the form of common stock. Our shares of common stock were valued for purposes of the Special Distribution based upon the average closing price on the three trading days following October 24, 2014, or $35.55 per share, and as such, we will issue approximately 15,750,000 shares of common stock in the Special Distribution. These shares impact weighted average shares outstanding from the date of issuance, and thus will impact our earnings per share data prospectively from the Payment Date.

        In fiscal year 2013 and in the first nine months of 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014	3.6200	September 30, 2014	700,000	November 4, 2014

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

        The table below summarizes certain results of operations of the Digital Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$58	$—	$161	$(960)
Provision (Benefit) for Income Taxes	23	—	21	—

Income (Loss) from Discontinued Operations, Net of Tax	$35	$—	$140	$(960)

        During the nine months ended September 30, 2014, we recognized a loss before provision for income taxes of discontinued operations of $960 associated with the Digital Business, primarily related to settlements of legal matters directly related to the disposed business.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of our Italian operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
(Loss) Income Before Provision (Benefit) for Income Taxes of Discontinued Operations	$(233)	$—	$2,315	$22
Provision (Benefit) for Income Taxes	373	—	940	—

(Loss) Income from Discontinued Operations, Net of Tax	$(606)	$—	$1,375	$22

        During the nine months ended September 30, 2013, we recognized income before provision for income taxes of discontinued operations of $2,315 associated with our Italian operations, which primarily represents the recovery of insurance proceeds in excess of carrying value.

(11) Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of $3,460 in the nine months ended September 30, 2014, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in the nine months ended September 30, 2014, $1,647, $360 and $1,453 are reflected in the results of operations of our North American Records & Information Management Business, North American Data Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the nine months ended September 30, 2014, $2,175 and $1,285 of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $838 of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

(12) Subsequent Events

        In October 2014, in order to enhance our international operations, we acquired Keepers Brasil Ltda ("Keepers"), a storage rental and data management business with operations in Sao Paulo, Brazil, for approximately $46,200. The purchase price includes $5,425 being held in escrow to secure indemnification obligations of the former owners of the business to us.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2014, included herein, and for the year ended December 31, 2013, included in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on May 5, 2014 (our "Current Report").

 FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2014 consolidated internal revenue growth rate and capital expenditures in 2014, (3) expected target leverage ratio, (4) estimate of the amount of our cash dividend to be paid in the last quarter of 2014 and (5) anticipated benefits from our organizational realignment. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward- looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations.

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

        Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on February 28, 2014 and July 31, 2014, respectively.

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

Non-GAAP Measures

        Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, (Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment, Net (Excluding Real Estate), and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate), and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate); (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) REIT Costs; (5) other expense (income), net; (6) income (loss) from discontinued operations, net of tax; (7) gain (loss) on sale of discontinued operations, net of tax; and (8) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Operating Income	$139,958	$141,476	$392,172	$421,382
Add: Depreciation and Amortization	79,659	89,194	238,788	264,568
Gain (Loss) on Disposal/Write-down of Property, Plant and Equipment, Net (Excluding Real Estate)	(173)	184	(528)	1,229
REIT Costs(1)	20,721	4,537	69,229	18,585

Adjusted OIBDA	$240,165	$235,391	$699,661	$705,764

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a real estate investment trust ("REIT"), excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate); (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) REIT Costs; (5) other expense (income), net; and (6) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2014	2013(1)	2014
Reported EPS—Fully Diluted from Continuing Operations	$0.03	$—	$0.26	$1.63
Add: Gain (Loss) on Disposal/Write-down of Property, Plant and Equipment, net (Excluding Real Estate)	—	—	—	0.01
(Gain) Loss on Sale of Real Estate, net of tax	—	—	(0.01)	(0.04)
Other Expense, net	0.24	0.12	0.33	0.12
REIT Costs	0.11	0.02	0.36	0.10
Tax Impact of Reconciling Items and Discrete Tax Items	0.05	0.21	0.25	(0.72)

Adjusted EPS—Fully Diluted from Continuing Operations	$0.43	$0.35	$1.19	$1.10

(1)
The Adjusted EPS for the three and nine months ended September 30, 2013 has been restated to reflect a structural tax rate of approximately 15%. The Adjusted EPS for the three and nine months ended September 30, 2014 reflects a structural tax rate of approximately 16%.

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

  •
  Accounting for Acquisitions

  •
  Impairment of Tangible and Intangible Assets

  •
  Income Taxes

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Current Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2013, except in relation to income taxes as a result of our conversion to a REIT, as further discussed at Note 2(i) to Notes to Consolidated Financial Statements.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

 Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2014 within each section. Trends and changes that are consistent within the three and nine month periods are not repeated and are discussed in a year-to-date basis.

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

        We currently estimate the operating and capital expenditures associated with the Conversion Plan through the end of 2014 to be approximately $180.0 million to $185.0 million (which excludes an estimated $15.0 million in REIT compliance costs which we expect to incur in 2014 and future years). Of these amounts, approximately $153.3 million was incurred through 2013, including approximately $35.9 million of capital expenditures. Additionally, we incurred approximately $5.1 million (including approximately $0.6 million of capital expenditures) and $22.7 million (including approximately $4.1 million of capital expenditures) in the three and nine months ended September 30, 2014, respectively.

Restructuring

        In the third quarter of 2013, we implemented a plan that calls for certain organizational realignments to advance our growth strategy and reduce operating costs. As a result, we recorded restructuring costs of approximately $3.5 million in the nine months ended September 30, 2014, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in the nine months ended September 30, 2014, $1.6 million, $0.4 million and $1.5 million are reflected in the results of operations of our North American Records and Information Management Business, North American Data Management Business and Corporate and Other segments, respectively. In our Consolidated Statements of Operations for the nine months ended September 30, 2014, $2.2 million and $1.3 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. We expect to incur an additional $0.8 million of employee severance and associated benefit costs in the remainder of 2014 in connection with this organizational realignment primarily in our Corporate and Other segment.

General

        As a result of the restructuring of our operations late in 2013 and early in 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014 and, as a result, we have restated previously reported segment information. As a result of the changes to our reportable segments, the former North American Business segment has been separated into two unique reportable segments, which we refer to as (1) the North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment.

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
	2013	2014
Australian dollar	$0.916	$0.925	1.0%
Brazilian real	$0.437	$0.440	0.7%
British pound sterling	$1.551	$1.670	7.7%
Canadian dollar	$0.963	$0.919	(4.6)%
Euro	$1.325	$1.325	0.0%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$0.982	$0.918	(6.5)%
Brazilian real	$0.474	$0.437	(7.8)%
British pound sterling	$1.546	$1.669	8.0%
Canadian dollar	$0.977	$0.914	(6.4)%
Euro	$1.317	$1.356	3.0%

Results of Operations

        Comparison of Three and Nine Months Ended September 30, 2014 to Three and Nine Months Ended September 30, 2013 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$755,314	$782,697	$27,383	3.6%
Operating Expenses	615,356	641,221	25,865	4.2%

Operating Income	139,958	141,476	1,518	1.1%
Other Expenses, Net	134,628	140,618	5,990	4.4%

Income from Continuing Operations	5,330	858	(4,472)	(83.9)%
Loss from Discontinued Operations, Net of Tax	(571)	—	571	100.0%

Net Income	4,759	858	(3,901)	(82.0)%
Net Income Attributable to Noncontrolling Interests	910	792	(118)	13.0%

Net Income Attributable to Iron Mountain Incorporated	$3,849	$66	$(3,783)	(98.3)%

Adjusted OIBDA(1)	$240,165	$235,391	$(4,774)	(2.0)%

Adjusted OIBDA Margin(1)	31.8%	30.1%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$2,256,416	$2,339,715	$83,299	3.7%
Operating Expenses	1,864,244	1,918,333	54,089	2.9%

Operating Income	392,172	421,382	29,210	7.4%
Other Expenses, Net	341,350	105,101	(236,249)	(69.2)%

Income from Continuing Operations	50,822	316,281	265,459	522.3%
Income (Loss) from Discontinued Operations, Net of Tax	1,515	(938)	(2,453)	(161.9)%

Net Income	52,337	315,343	263,006	502.5%
Net Income Attributable to Noncontrolling Interests	2,934	1,973	(961)	32.8%

Net Income Attributable to Iron Mountain Incorporated	$49,403	$313,370	$263,967	534.3%

Adjusted OIBDA(1)	$699,661	$705,764	$6,103	0.9%

Adjusted OIBDA Margin(1)	31.0%	30.2%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, (Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment, Net (Excluding Real Estate) and REIT Costs ('Adjusted OIBDA')" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

 REVENUES

        Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$445,317	$469,064	$23,747	5.3%	5.6%	2.2%
Service	309,997	313,633	3,636	1.2%	1.2%	(2.7)%

Total Revenues	$755,314	$782,697	$27,383	3.6%	3.8%	0.2%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$1,329,357	$1,394,842	$65,485	4.9%	5.6%	1.7%
Service	927,059	944,873	17,814	1.9%	2.5%	(1.7)%

Total Revenues	$2,256,416	$2,339,715	$83,299	3.7%	4.3%	0.3%

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

        Consolidated storage rental revenues increased $23.7 million, or 5.3%, to $469.1 million and $65.5 million, or 4.9%, to $1,394.8 million for the three and nine months ended September 30, 2014, respectively, from $445.3 million and $1,329.4 million for the three and nine months ended September 30, 2013, respectively. The growth rate for the three and nine months ended September 30, 2014 consists primarily of internal revenue growth of 2.2% and 1.7%, respectively. Acquisitions contributed 3.4% and 3.9% of the increase in reported storage rental revenues in the three and nine months ended September 30, 2014, respectively, over the same periods in 2013. Foreign currency exchange rate fluctuations decreased our reported storage rental revenues by 0.3% and 0.7% for the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods. Our consolidated storage rental revenue growth in the first nine months of 2014 was driven by sustained storage rental internal growth of 1.1% and 5.9% in our North American Data Management and International Business segments, respectively. Global records management net volumes as of September 30, 2014 increased by 5.5% over the ending volume at September 30, 2013, supported by 11.7% volume increases in the International business, which was driven by growth from both emerging and developed markets as well as recent acquisitions.

        Consolidated service revenues increased $3.6 million, or 1.2%, to $313.6 million and $17.8 million, or 1.9%, to $944.9 million for the three and nine months ended September 30, 2014, respectively, from $310.0 million and $927.1 million for the three and nine months ended September 30, 2013, respectively. Service revenue internal growth was negative 2.7% and negative 1.7% for the three and nine months ended September 30, 2014, respectively. The negative service revenue internal growth for the three and nine months ended September 30, 2014 reflects a trend toward reduced retrieval/re-file activity and the related transportation revenues within our North American Records and Information Management segment, as well as continued declines in service revenue activity levels in our North American Data Management segment as the business becomes more archival in nature. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 0.6% for the nine months ended September 30, 2014 compared to the same prior year period. Acquisitions contributed an increase of 3.9% and 4.2% of total reported service revenues in the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods.

        For the reasons stated above, our consolidated revenues increased $27.4 million, or 3.6%, to $782.7 million and $83.3 million, or 3.7%, to $2,339.7 million for the three and nine months ended September 30, 2014, respectively, from $755.3 million and $2,256.4 million for the three and nine months ended September 30, 2013, respectively. Internal revenue growth was 0.2% and 0.3% for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 0.2% and 0.6%, respectively, compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real and Canadian dollar, offset by an increase of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Acquisitions contributed an increase of 3.6% and 4.0% of total reported revenues in the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods.

Internal Growth—Eight-Quarter Trend

	2012	2013				2014
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	3.2%	2.5%	2.3%	2.3%	1.3%	1.4%	1.6%	2.2%
Service Revenue	(2.4)%	(6.5)%	(1.9)%	(0.9)%	(4.4)%	(0.7)%	(1.9)%	(2.7)%
Total Revenue	0.8%	(1.4)%	0.5%	1.0%	(1.1)%	0.5%	0.1%	0.2%

        We expect our consolidated internal revenue growth rate for 2014 to be approximately 0% to 1%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.3% and 3.2%. Storage rental revenue internal growth rates have been stable over the past eight quarters. Recently, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. Volume growth, exclusive of acquisitions, in the North American Records and Information Management segment has been relatively flat over this period, and, as a result, storage rental revenue internal growth has been driven primarily by net price increases in recent periods. Within our International Business segment, the developed markets are generating consistent low-to-mid single-digit storage rental revenue growth, and the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage in the North American Records and Information Management Business and the North American Data Management Business segments and secure shredding revenues; and (2) softness in some of our other service lines, such as fulfillment services.

 OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$155,525	$166,133	$10,608	6.8%	7.5%	20.6%	21.2%	0.6%
Facilities	100,027	107,966	7,939	7.9%	7.7%	13.2%	13.8%	0.6%
Transportation	29,471	30,506	1,035	3.5%	4.1%	3.9%	3.9%	0.0%
Product Cost of Sales and Other	25,642	30,901	5,259	20.5%	20.6%	3.4%	3.9%	0.5%

	$310,665	$335,506	$24,841	8.0%	8.3%	41.1%	42.9%	1.8%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$469,864	$501,025	$31,161	6.6%	8.0%	20.8%	21.4%	0.6%
Facilities	310,070	330,227	20,157	6.5%	6.9%	13.7%	14.1%	0.4%
Transportation	92,292	89,338	(2,954)	(3.2)%	(2.2)%	4.1%	3.8%	(0.3)%
Product Cost of Sales and Other	80,571	87,022	6,451	8.0%	8.8%	3.6%	3.7%	0.1%

	$952,797	$1,007,612	$54,815	5.8%	6.7%	42.2%	43.1%	0.9%

Labor

        Labor expense increased to 21.4% of consolidated revenues in the nine months ended September 30, 2014 compared to 20.8% in the comparable prior year period. Labor expense for the nine months ended September 30, 2014 increased by 8.0% on a constant currency basis compared to the nine months ended September 30, 2013 primarily due to incremental labor costs associated with acquisitions, as well as merit increases and the impact of restructuring costs associated with the organizational restructuring initiated in the fourth quarter of 2013. Labor costs were favorably impacted by 0.7 and 1.4 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Facilities

        Facilities costs increased to 14.1% of consolidated revenues in the nine months ended September 30, 2014 compared to 13.7% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, on a constant dollar basis, increased by $10.1 million to $216.3 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the impact of acquisitions. Other facilities costs increased by $11.1 million on a constant dollar basis for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to higher utilities and building maintenance costs, as well as higher insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina (described at Note 8(e) to Notes to Consolidated Financial Statements). Facilities costs were unfavorably impacted by 0.2 percentage points and favorably impacted by 0.4 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Transportation

        Transportation expenses decreased by $2.0 million in constant currency terms during the nine months ended September 30, 2014 compared to the same period in 2013 as a result of decreased fuel and maintenance costs. Transportation expenses increased by $1.2 million in constant currency terms during the three months ended September 30, 2014 compared to the same period in 2013 as a result of increased insurance costs. Transportation expenses were favorably impacted by 0.6 percentage points and 1.0 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, primarily project revenues. For the nine months ended September 30, 2014, product cost of sales and other increased by $6.5 million compared to the same period in 2013 on an actual basis. These costs were favorably impacted by 0.1 percentage points and 0.8 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$146,697	$132,335	$(14,362)	(9.8)%	(10.0)%	19.4%	16.9%	(2.5)%
Sales, Marketing & Account Management	53,501	53,239	(262)	(0.5)%	0.3%	7.1%	6.8%	(0.3)%
Information Technology	22,730	25,579	2,849	12.5%	12.5%	3.0%	3.3%	0.3%
Bad Debt Expense	2,277	5,184	2,907	127.7%	135.7%	0.3%	0.7%	0.4%

	$225,205	$216,337	$(8,868)	(3.9)%	(3.9)%	29.8%	27.6%	(2.2)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$437,947	$394,468	$(43,479)	(9.9)%	(9.8)%	19.4%	16.9%	(2.5)%
Sales, Marketing & Account Management	157,377	159,390	2,013	1.3%	1.8%	7.0%	6.8%	(0.2)%
Information Technology	71,060	76,408	5,348	7.5%	7.9%	3.1%	3.3%	0.2%
Bad Debt Expense	6,803	14,658	7,855	115.4%	121.3%	0.3%	0.6%	0.3%

	$673,187	$644,924	$(28,263)	(4.2)%	(3.9)%	29.8%	27.6%	(2.2)%

General and Administrative

        General and administrative expenses decreased to 16.9% of consolidated revenues during the nine months ended September 30, 2014 compared to 19.4% in the comparable prior year period. In constant currency terms, general and administrative expenses decreased by $42.8 million during the nine months ended September 30, 2014 compared to the same period in 2013. Included in general and administrative expenses for the nine months ended September 30, 2014 were $18.6 million of REIT Costs compared to $69.2 million in the comparable prior year period. The decrease was partially offset by incremental general and administrative costs associated with acquisitions, as well as restructuring costs of $2.2 million in the nine months ended September 30, 2014 attributable to the organizational restructuring initiated in the fourth quarter of 2013. General and administrative expenses were unfavorably impacted by 0.2 percentage points and favorably impacted by 0.1 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the nine months ended September 30, 2014 compared to 7.0% in the comparable prior year period. In constant currency terms, the increase of $2.8 million during the nine months ended September 30, 2014 compared to the same period in 2013 is primarily due to incremental sales, marketing and account management costs associated with acquisitions. Sales, marketing and account management expenses were favorably impacted by 0.8 percentage points and 0.5 percentage points due to currency rate changes during the three and nine months ended September 30, 2014, respectively.

Information Technology

        In constant currency terms, information technology expenses increased $5.6 million during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to increased professional fees and software license fees. Information technology expenses were favorably impacted by 0.4 percentage points due to currency rate changes during the nine months ended September 30, 2014.

Bad Debt Expense

        Consolidated bad debt expense for the nine months ended September 30, 2014 increased $7.9 million to $14.7 million (0.6% of consolidated revenues) from $6.8 million (0.3% of consolidated revenues) in the same period in 2013. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net (Excluding Real Estate)

        Depreciation expense increased $17.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $8.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss from the sale of real estate as a component of operating income, but we will continue to report it as a component of income (loss) from continuing operations. We will continue to report the (gain) loss of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.

        Consolidated loss on disposal/write-down of property, plant and equipment, net (excluding real estate) was $1.2 million for the nine months ended September 30, 2014 and consisted primarily of losses associated with the disposal of certain equipment associated with our North American Records and Information Management Business and International Business. Consolidated gain on disposal/write-down of property, plant and equipment, net (excluding real estate) was $0.5 million for the nine months ended September 30, 2013 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated primarily with our North American Records and Information Business.

OPERATING INCOME AND ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $1.5 million, or 1.1%, to $141.5 million (18.1% of consolidated revenues) for the three months ended September 30, 2014 from $140.0 million (18.5% of consolidated revenues) for the three months ended September 30, 2013; (2) consolidated operating income increased $29.2 million, or 7.4%, to $421.4 million (18.0% of consolidated revenues) for the nine months ended September 30, 2014 from $392.2 million (17.4% of consolidated revenues) for the nine months ended September 30, 2013; (3) consolidated Adjusted OIBDA decreased $4.8 million, or 2.0%, to $235.4 million (30.1% of consolidated revenues) for the three months ended September 30, 2014 from $240.2 million (31.8% of consolidated revenues) for the three months ended September 30, 2013 primarily due to ongoing REIT compliance costs and acquisition-related costs; and (4) consolidated Adjusted OIBDA increased $6.1 million, or 0.9%, to $705.8 million (30.2% of consolidated revenues) for the nine months ended September 30, 2014 from $699.7 million (31.0% of consolidated revenues) for the nine months ended September 30, 2013.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $1.3 million to $63.2 million (8.1% of consolidated revenues) and $2.9 million to $187.7 million (8.0% of consolidated revenues) for the three and nine months ended September 30, 2014, respectively, from $64.5 million (8.5% of consolidated revenues) and $190.7 million (8.4% of consolidated revenues) for the three and nine months ended September 30, 2013 primarily due to (1) the early retirement of (i) 175.0 million CAD of the 7 1/2% CAD Senior Subordinated Notes due 2017, (ii) $50.0 million of the 8% Senior Subordinated Notes due 2018, (iii) $300.0 million of the 8% Senior Subordinated Notes due 2020 and (iv) $137.5 million of the 8 3/8% Senior Subordinated Notes due 2021 in August 2013 and (2) the redemption of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014 in January 2014. This decrease was partially offset by the issuance in August 2013 of $600.0 million in aggregate principal of the 6% Senior Notes due 2023 by Iron Mountain Incorporated ("IMI") and the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 by Iron Mountain Canada Operations ULC ("Canada Company") and the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal of the 6 1/8% Senior Notes due 2022 (the "6 1/8% Notes") by Iron Mountain Europe PLC ("IME"). Our weighted average interest rate was 6.3% and 6.4% at September 30, 2014 and September 30, 2013, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2013	2014		2013	2014
Foreign currency transaction losses (gains), net	$2,612	$23,500	$20,888	$22,543	$25,591	$3,048
Debt extingusihment expense, net	43,662	—	(43,662)	43,662	—	(43,662)
Other, net	(321)	(992)	(671)	(2,238)	(2,604)	(366)

	$45,953	$22,508	$(23,445)	$63,967	$22,987	$(40,980)

        Net foreign currency transaction losses of $25.6 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2014. Losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, British pound sterling, Euro, Russian ruble and Ukrainian hryvnia against the U.S. dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Australian dollar and Euro forward contracts. These losses were partially offset by gains primarily from British pound sterling borrowings on our revolving credit facility, British pound sterling forward contracts, and Euro denominated bonds issued by IMI.

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

        We recorded a charge of approximately $43.7 million in the third quarter of 2013 related to the amendment of our former credit agreement, representing a write-off of deferred financing costs, and the early extinguishment of the 7 1/2% CAD Senior Subordinated Notes due 2017, 8% Senior Subordinated Notes due 2018, 8% Senior Subordinated Notes due 2020, and $137.5 million aggregate principal amount of the 8 3/8% Notes (defined below). This charge consists of call premiums, original issue discounts and deferred financing costs related to this debt.

        Other, net in the nine months ended September 30, 2014 consisted primarily of $0.9 million of royalty income and $0.9 million of gains associated with a deferred compensation plan. Other, net in the nine months ended September 30, 2013 consisted primarily of $2.5 million of royalty income.

Provision for Income Taxes

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) our conversion to a REIT; (2) changes in the mix of income from foreign jurisdictions; (3) tax law changes; (4) volatility in foreign exchange gains (losses); (5) the timing of the establishment and reversal of tax reserves; and (6) our ability to utilize foreign tax credits and net operating losses that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Our effective tax rate for each of the three and nine months ended September 30, 2013 was 81.9% and 64.1%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2013 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit) and the repatriation in the fourth quarter of 2013, as discussed below. During the three months ended September 30, 2013, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loans while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which decreased our 2013 effective tax rate by 47.0%. During the three and nine months ended September 30, 2013, the repatriation discussed below increased our 2013 effective tax rate by 87.1% and 18.5%, respectively. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law. In part, the ATRA retroactively reinstated and extended the controlled foreign corporation look-through rule, which provides for the exception from January 1, 2012 to December 31, 2013 of certain foreign earnings from U.S. federal taxation as Subpart F income. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $4.0 million relating to the previously expired period from January 1, 2012 to December 31, 2012. Also, during the three and nine months ended September 30, 2013, we incurred nondeductible transaction costs related to our conversion to a REIT, which increased our 2013 effective tax rate by 10.1% and 4.7%, respectively.

        During the three months ended September 30, 2013, we developed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $253.0 million (approximately $53.0 million of which was previously subject to U.S. taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. We completed this plan in the fourth quarter of 2013. As a result, we recorded an increase in our tax provision from continuing operations in the amount of approximately $71.4 million in the three months ended September 30, 2013. This increase was offset by decreases of approximately $23.5 million from 2013 foreign tax credits and approximately $21.9 million from the reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of approximately $26.0 million in our tax provision from continuing operations.

        As a result of our REIT conversion, we recorded a net tax benefit of $212.2 million during the nine months ended September 30, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. Also, in the third quarter of 2014, we recorded an increase to the tax provision of $26.4 million related to certain amended tax returns filed principally to reflect tax accounting method changes consistent with our REIT conversion. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2014 was an increase of $13.2 million and $49.3 million, respectively, in our tax provision from the repatriation discussed below and other net tax adjustments related to the REIT conversion including a tax benefit of $8.0 million and $41.8 million, respectively, primarily related to the dividends paid deduction. Our effective tax rate will be significantly lower in 2014 as a result of the REIT conversion. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our U.S. TRSs.

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the U.S. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the U.S., and, therefore, in the second and third quarters of 2014, we recognized an increase in our tax provision from continuing operations in the amount of approximately $36.1 million and $13.2 million, respectively, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings of $49.3 million in total. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries should not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution as per REIT distribution rules which are then taxable, as appropriate, at the stockholder level.

Gain on Sale of Real Estate, Net of Tax

        Consolidated gain on sale of real estate for the nine months ended September 30, 2014 was $7.5 million, net of tax of $2.0 million associated with the sale of two buildings in the United Kingdom.

Consolidated gain on sale of real estate for the nine months ended September 30, 2013 was $1.4 million, net of tax of $0.4 million associated with the sale of a building in the United Kingdom.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the three months ended September 30, 2014 decreased $4.5 million, or 83.9%, to $0.9 million (0.1% of consolidated revenues) from $5.3 million (0.7% of consolidated revenues) for the three months ended September 30, 2013. Consolidated income from continuing operations for the nine months ended September 30, 2014 increased $265.5 million, or 522.3%, to $316.3 million (13.5% of consolidated revenues) from $50.8 million (2.3% of consolidated revenues) for the nine months ended September 30, 2013.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $0.9 million for the nine months ended September 30, 2014, primarily related to legal reserves. Income from discontinued operations, net of tax was $1.5 million for the nine months ended September 30, 2013, which primarily represents the recovery of insurance proceeds in excess of carrying value.

NONCONTROLLING INTERESTS

        For the three and nine months ended September 30, 2014, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.8 million and $2.0 million, respectively. For the three and nine months ended September 30, 2013, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $2.9 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$263,972	$271,417	$7,445	2.8%	3.3%	0.4%
Service	177,375	178,862	1,487	0.8%	1.2%	(1.2)%

Segment Revenue	$441,347	$450,279	$8,932	2.0%	2.5%	(0.2)%

Segment Adjusted OIBDA(1)	$167,380	$177,890	$10,510

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.9%	39.5%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$789,841	$810,402	$20,561	2.6%	3.3%	0.1%
Service	537,211	538,280	1,069	0.2%	0.9%	(1.7)%

Segment Revenue	$1,327,052	$1,348,682	$21,630	1.6%	2.4%	(0.6)%

Segment Adjusted OIBDA(1)	$499,274	$518,626	$19,352

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.6%	38.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        For the three and nine months ended September 30, 2014, reported revenue in our North American Records and Information Management Business segment increased 2.0% and 1.6%, respectively, compared to the same periods in 2013. This increase is primarily attributable to the impact of acquisitions of 2.7% and 3.0% in the three and nine months ended September 30, 2014, respectively, partially offset by negative internal growth of 0.2% and 0.6%, respectively, compared to the same periods in 2013. The negative internal growth was primarily the result of negative service internal growth, resulting from a trend toward reduced retrieval/re-file activity and the related transportation revenues. For the three and nine months ended September 30, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.5% and 0.8%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue increased 160 and 90 basis points during the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013, primarily due to a decrease in compensation expense as a result of the organizational restructuring initiated in the fourth quarter of 2013.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$60,242	$61,250	$1,008	1.7%	1.9%	1.4%
Service	40,105	35,485	(4,620)	(11.5)%	(11.2)%	(11.7)%

Segment Revenue	$100,347	$96,735	$(3,612)	(3.6)%	(3.3)%	(3.9)%

Segment Adjusted OIBDA(1)	$60,860	$54,399	$(6,461)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.6%	56.2%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$181,256	$183,424	$2,168	1.2%	1.6%	1.1%
Service	117,398	107,586	(9,812)	(8.4)%	(7.9)%	(8.5)%

Segment Revenue	$298,654	$291,010	$(7,644)	(2.6)%	(2.1)%	(2.7)%

Segment Adjusted OIBDA(1)	$180,358	$167,687	$(12,671)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.4%	57.6%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the three and nine months ended September 30, 2014, reported revenue in our North American Data Management Business segment decreased 3.6% and 2.6%, respectively, compared to the three and nine months ended September 30, 2013, primarily due to negative internal growth of 3.9% and 2.7% in the three and nine months ended September 30, 2014, respectively. The negative internal growth was primarily driven by negative service internal growth of 11.7% and 8.5% in the three and nine months ended September 30, 2014, respectively, as a result of declines in service revenue activity levels as the business becomes more archival in nature. For the three and nine months ended

September 30, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.3% and 0.5%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue declined 280 basis points during the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the aforementioned negative internal growth, as well as costs not declining in proportion to the decline in revenue.

International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$118,167	$133,339	$15,172	12.8%	12.4%	6.8%
Service	92,266	98,826	6,560	7.1%	6.3%	(1.5)%

Segment Revenue	$210,433	$232,165	$21,732	10.3%	9.7%	3.2%

Segment Adjusted OIBDA(1)	$55,662	$54,790	$(872)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	26.5%	23.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$349,056	$392,236	$43,180	12.4%	12.9%	5.9%
Service	271,633	297,949	26,316	9.7%	9.9%	1.1%

Segment Revenue	$620,689	$690,185	$69,496	11.2%	11.6%	3.8%

Segment Adjusted OIBDA(1)	$156,469	$169,257	$12,788

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	25.2%	24.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the three and nine months ended September 30, 2014, reported revenues in our International Business segment increased 10.3% and 11.2%, respectively, compared to the three and nine months ended September 30, 2013. Internal growth for the three and nine months ended September 30, 2014 was 3.2% and 3.8%, respectively, supported by solid 6.8% and 5.9%, respectively, storage rental internal growth. Acquisitions contributed 6.5% and 7.8% of the increase in total reported International Business segment revenue in the three and nine months ended September 30, 2014, respectively. Foreign currency fluctuations in 2014 resulted in decreased revenue in the nine months ended September 30, 2014, as measured in U.S. dollars, of approximately 0.4%, as compared to the same prior year period, primarily due to the weakening of the Australian dollar and Brazilian real, offset by an increase of the British pound sterling and the Euro against the U.S. dollar. Adjusted OIBDA as a percentage of segment revenue decreased on a portfolio basis in the nine months ended September 30, 2014 compared to the same prior year period primarily due to the impact associated with the recent fire at one of our facilities in Buenos Aires, Argentina (described at Note 8(e) to Notes to Consolidated Financial Statements), as well as integration costs associated with recent international acquisitions.

Corporate and Other

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$2,936	$3,059	$123	4.2%	4.2%	4.2%
Service	251	459	208	82.9%	82.9%	82.9%

Segment Revenue	$3,187	$3,518	$331	10.4%	10.4%	10.4%

Segment Adjusted OIBDA(1)	$(43,737)	$(51,688)	$(7,951)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(6.6)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$9,204	$8,781	$(423)	(4.6)%	(4.6)%	(4.6)%
Service	817	1,057	240	29.4%	29.4%	29.4%

Segment Revenue	$10,021	$9,838	$(183)	(1.8)%	(1.8)%	(1.8)%

Segment Adjusted OIBDA(1)	$(136,440)	$(149,806)	$(13,366)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.0)%	(6.4)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the nine months ended September 30, 2014, expenses in the Corporate and Other segment as a percentage of consolidated revenue increased compared to the nine months ended September 30, 2013, primarily due to increased insurance costs of $3.5 million associated with the recent fire at one of our facilities in Buenos Aires, Argentina (described at Note 8(e) to Notes to Consolidated Financial Statements), higher professional fees of $5.5 million, restructuring costs of $1.5 million and REIT compliance costs.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2013	2014
Cash flows from operating activities—continuing operations	$333,629	$301,852
Cash flows from investing activities—continuing operations	(341,725)	$(331,292)
Cash flows from financing activities—continuing operations	(49,805)	$94,833
Cash and cash equivalents at the end of period	172,031	$183,988

        Net cash provided by operating activities from continuing operations was $301.9 million for the nine months ended September 30, 2014 compared to $333.6 million for the nine months ended September 30, 2013. The 9.5% period over period decrease resulted primarily from a decrease in net income, including non-cash charges and realized foreign exchange losses, of $83.8 million, offset by a decrease in cash used in working capital of $52.0 million primarily related to timing of prepaid and other operating accounts payable payments and accruals.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2014 amounted to $277.4 million, $46.4 million and $25.8 million, respectively. For the nine months ended September 30, 2014, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our Revolving Credit Facility (defined below). Excluding potential future acquisitions, we expect our capital expenditures to be approximately $320.0 million to $360.0 million in the year ending December 31, 2014.

        Net cash provided by financing activities from continuing operations was $94.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we received $642.4 million in net proceeds from the issuance of the 6 1/8% Notes and $37.4 million from proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions for the retirement of $247.3 million of the 7 1/4% GBP Senior Subordinated Notes due 2014, for payment of dividends in the amount of $157.0 million on our common stock, net payments of $163.8 million of other debt (primarily associated with our Credit Agreement, defined below) and net payments of $14.7 million associated with our noncontrolling interest holders.

Dividends and Distributions

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.

        On September 15, 2014, we announced the declaration by our board of directors of a special distribution of $700.0 million (the "Special Distribution"), payable to stockholders of record as of September 30, 2014 (the "Record Date"). The Special Distribution represents the remaining amount of our undistributed earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013, which in accordance with tax rules applicable to REIT conversions we are required to pay to our stockholders on or before December 31, 2014 in connection with our conversion to a REIT. The Special Distribution also includes certain items of taxable income that we expect to recognize in 2014, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits repatriated as dividend income. The Special Distribution follows an initial distribution of $700.0 million paid to stockholders in November 2012.

        The Special Distribution will be paid in a combination of common stock and cash. The Special Distribution is payable on November 4, 2014 (the "Payment Date") to stockholders of record as of the Record Date. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution in all common stock or all cash, with the total cash payment to stockholders limited to no more than $140.0 million, or 20% of the total Special Distribution, not including cash paid in lieu of fractional shares. Based on stockholder elections, we will pay $140.0 million of the Special Distribution in cash, not including cash paid in lieu of fractional shares, with the balance payable in the form of common stock. Our shares of common stock were valued for purposes of the Special Distribution based upon the average closing price on the three trading days following October 24, 2014, or $35.55 per share, and as such, we will issue approximately 15.8 million shares of common stock in the Special

Distribution. These shares impact weighted average shares outstanding from the date of issuance, and thus will impact our earnings per share data prospectively from the Payment Date.

        In fiscal year 2013 and in the first nine months of 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014	3.6200	September 30, 2014	700,000	November 4, 2014

  REIT Conversion

        As stated above, we declared the Special Distribution in order for us to be eligible to elect REIT status for federal income tax purposes for the taxable year beginning January 1, 2014. In addition, subject to the approval of our board of directors, we expect to distribute prior to December 31, 2014 our second quarterly distribution as a REIT (the "Fourth Quarter Distribution") and an additional catch-up distribution (the "Catch-Up Distribution"). We anticipate that the per share amount of the Fourth Quarter Distribution will be approximately the same as our third quarter distribution paid on October 15, 2014. We expect the Catch-Up Distribution will be approximately $53.0 million in the aggregate and we are making this additional distribution because our distributions through July 2014 were declared before our board of directors had determined if we would convert to a REIT effective January 1, 2014, and therefore, were lower than they otherwise would have been if our board of directors made such determination prior to the first quarter distribution. During 2014, we expect to pay distributions, excluding the Special Distribution, in an aggregate amount of approximately $400.0 million (including the Fourth Quarter Distribution, the Catch-Up Distribution and the quarterly distribution we paid on January 15, 2014). With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 4x–5x EBITDAR as defined in our Credit Agreement. We are, however, temporarily operating above the high end of this range due to the timing of cash outlays related to the Conversion Plan.

Financial Instruments and Debt

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2014 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and three "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of September 30, 2014, our cash and cash equivalents and restricted cash balance was $217.8 million, including money market funds and time deposits amounting to $97.6 million. The money market funds are invested substantially in U.S. Treasuries, repurchase agreements and certificates of deposit.

        Our consolidated debt as of September 30, 2014 comprised the following (in thousands):

Revolving Credit Facility(1)	$277,316
Term Loan(1)	250,000
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	321,528
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes ")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	411,615
6 1/8% CAD Senior Notes due 2021 (the "Senior Subsidiary Notes")(3)	179,040
6 1/8% GBP Senior Notes due 2022 (the "6 1/8% Notes")(4)	649,180
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other	303,806

Total Long-term Debt	4,392,485
Less Current Portion	(60,799)

Long-term Debt, Net of Current Portion	$4,331,686

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our U.S. subsidiary guarantors. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below).

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

(4)
IME is the direct obligor on the 6 1/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its U.S. and foreign subsidiaries to borrow in U.S. dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. In addition, the Credit Agreement included an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility. On August 25, 2014, we entered into an incremental term loan activation notice under the Credit Agreement pursuant to which we increased the maximum amount permitted to be borrowed under the Credit Agreement from $1.5 billion to $1.9 billion, and on September 24, 2014, we borrowed $250.0 million of the increased borrowings in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan will begin amortizing in quarterly installments in an amount equal to $0.6 million per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility.

        The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their U.S. subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of September 30, 2014, we had $277.3 million and $250.0 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $277.3 million of outstanding borrowings under the Revolving Credit Facility, $130.3 million was denominated in U.S. dollars, 60 million was denominated in Canadian dollars, 63.7 million was denominated in Euros and 14.5 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $8.6 million. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1.2 billion (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.6% as of September 30, 2014. The average interest rate in effect under the Revolving Credit Facility was 2.7% and ranged from 2.3% to 4.9% as of September 30, 2014 and the interest rate in effect under the Term Loan as of September 30, 2014 was 2.4%.

        For the three and nine months ended September 30, 2013, we recorded commitment fees and letters of credit fees of $1.0 million and $2.1 million, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit. In addition, we recorded a charge of $43.7 million to other expense (income), net in the third quarter of 2013 which consisted of a charge of $5.5 million related to the amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs and a charge of $38.1 million related to the early extinguishment of (1) 175.0 million CAD aggregate principal amount outstanding of the 7 1/2% CAD Senior Subordinated Notes due 2017, (2) $50.0 million aggregate principal amount outstanding of the 8% Senior Subordinated Notes due 2018, (3) $300.0 million aggregate principal amount outstanding of the 8% Senior Subordinated Notes due 2020, and (4) $137.5 million aggregate principal amount of the 8 3/8% Notes. For the three and nine months ended September 30, 2014, we recorded commitment fees and letters of credit fees of $0.7 million and $1.9 million, respectively, based on the unused balances under the Revolving Credit Facility and outstanding letters of credit.

        In January 2014, we redeemed the 150.0 million British pounds sterling (approximately $247.0 million) in aggregate principal amount outstanding of the 7 1/4% GBP Senior Subordinated Notes due 2014 at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        In September 2014, IME completed a private offering of 400.0 million British pounds sterling in aggregate principal amount of the 6 1/8% Notes, which were issued at 100% of par. The net proceeds to IME of 394.0 million British pounds sterling (approximately $642.0 million based on an exchange rate of 1.63), after paying the initial purchasers' commissions and expenses, were used to repay amounts outstanding under our Revolving Credit Facility and for general corporate purposes.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.2 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.0 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.3 as of December 31, 2013 and September 30, 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 as of both December 31, 2013 and September 30, 2014 compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In September 2014, we purchased our joint venture partners' noncontrolling interests in the businesses we operate in Russia, the Ukraine and Denmark. The purchase price of approximately $24.5 million is comprised of $17.9 million paid at closing, $2.1 million payable in 2017 and $4.5 million payable in 2020. Of the $17.9 million paid at closing, approximately $12.0 million was associated with the underlying shares owned by our joint venture partners and approximately $6.0 million was associated with the payment of outstanding loans between the joint venture and the joint venture partners.

        In October 2014, in order to enhance our international operations, we acquired Keepers Brasil Ltda ("Keepers"), a storage rental and data management business in Sao Paul, Brazil, for approximately $46.2 million. The purchase price includes approximately $5.4 million being held in escrow to secure indemnification obligations of the former owners of the business to us.

Contractual Obligations

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged. While we expect to continue to be highly leveraged for the foreseeable future, as a REIT we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short- term, to fund the costs of the Conversion Plan.

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $88.0 million at September 30, 2014 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have assets for foreign net operating losses of $60.1 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 71%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2014 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended September 30, 2014, nor did we repurchase any shares of our common stock during the three months ended September 30, 2014.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
4.1	Senior Indenture, dated as of September 18, 2014, among IME, the Company, the Guarantors, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank &Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 18, 2014).
10.1
Incremental Term Loan Activation Notice, dated August 25, 2014, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 25, 2014).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 31, 2014