Form 10-K
period 2014-12-31
IRON MOUNTAIN INC
filed 2015-02-27
CIK 1020569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2014, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $6.2 billion based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 20, 2015: 210,071,985

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2014.

IRON MOUNTAIN INCORPORATED
2014 FORM 10-K ANNUAL REPORT

        References in this Annual Report on Form 10-K to "the Company," "IMI," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2015 consolidated internal revenue growth rate and capital expenditures in 2015, and (4) expected target leverage ratio. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

  •
  the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate;

  •
  claims that our technology violates the intellectual property rights of a third party;

  •
  changes in the cost of our debt;

  •
  changes in the amount of our capital expenditures;

  •
  the impact of alternative, more attractive investments on dividends;

  •
  our ability to remain qualified for taxation as a real estate investment trust ("REIT");

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

Item 1. Business.

Business Overview

        We store records, primarily paper documents and data backup media, and provide information management services that help organizations around the world protect their information, lower storage rental costs, comply with regulations, enable corporate disaster recovery, and better use their information for business advantages, regardless of its format, location or lifecycle stage. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, is a trusted partner to more than 155,000 customers throughout North America, Europe, Latin America and the Asia Pacific region. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 92% of the Fortune 1000. As of December 31, 2014, we operated in 36 countries on five continents and employed over 20,000 people.

        Now in our 64th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a U.S. business operating fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of $104.0 million in 1995 into a global enterprise providing storage and a broad range of related records and information management services to customers in markets around the world with approximately 1,100 facilities (67.8 million square feet) as of December 31, 2014 and total revenues of more than $3.1 billion for the year ended December 31, 2014. On January 5, 2009, we were added to the S&P 500 Index. On November 28 2014, we were added to the MSCI REIT index and as of December 31, 2014 we were number 712 on the Fortune 1000.

REIT Conversion

        We are committed to delivering stockholder value. To that end, and supported by our strong cash flows, we initiated a stockholder payout program in February 2010 and a dividend policy under which we have paid, and in the future intend to pay, cash dividends on our common stock. In April 2011, we announced a three-year strategic plan to increase stockholder value. A major component of that plan was our commitment to significant stockholder payouts of $2.2 billion through 2013, with $1.2 billion being paid out by May 2012. We fulfilled the commitment to return $1.2 billion of cash to stockholders by May 2012, and in June 2012, we announced our intention to pursue conversion to a REIT. The plan was unanimously approved by our board of directors following a thorough analysis and careful consideration of ways to maximize value through alternative financing, capital and tax strategies. Since May 2012, we have returned $2.1 billion of capital to stockholders including $1.0 billion in cash and $1.1 billion in our common stock.

        As part of our plan to convert to a REIT for federal income tax purposes and elect REIT status effective January 1, 2014, we sought private letter rulings ("PLRs") from the United States Internal Revenue Service (the "IRS") relating to numerous technical tax issues, including classification of our steel racking structures as qualified real estate assets. We submitted the PLR requests in the third quarter of 2012, and on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014.

        In connection with our conversion to a REIT and, in particular, to impose ownership limitations customary for REITs, on January 20, 2015, we completed the merger with our predecessor and all outstanding shares of our predecessor's common stock were converted into a right to receive an equal number of shares of our common stock. Accordingly, references herein to our "common stock" refer to our common stock and the common stock of our predecessor, as applicable.

The Durability of Our Business

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

Business Strategy

Overview

        We have transitioned from a growth strategy driven primarily by acquisitions of storage and information management services companies to a strategy that targets multiple sources of revenue growth. Our current strategy is focused on: (1) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe, primarily through improved sales and marketing efforts and attractive fold-in acquisitions; (2) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America and the Asia Pacific region (excluding Australia), primarily through acquisitions; and (3) continuing to identify, incubate and scale emerging business opportunities to support our long-term growth objectives and drive solid returns on invested capital. In our developed markets, we expect continuous improvement initiatives will generate modest profit growth, a portion of which we expect to reinvest in our business. In our existing emerging markets, we expect profits will grow as the local businesses scale, and we will look to reinvest a portion of that improvement to support the growth of these businesses. However, any increases in our international profits will be limited as we seek to make acquisitions in new emerging markets.

        Storage rental is the key driver of our economics and allows us to expand our relationships with our customers through value-added services that flow from storage rental. Consistent with our overall strategy, we are focused on increasing incoming volumes on a global basis. There are multiple sources of new volumes available to us, and these sources inform our growth investment strategy. Our investments in sales and marketing support sales to new customers that do not currently outsource some or all of their storage and information management needs, as well as increased volumes from existing customers. We also expect to invest in acquisitions of customer relationships and storage and information management services businesses. In our developed markets, we expect that these acquisitions will primarily be fold-in acquisitions designed to optimize the utilization of existing assets, expand our presence and better serve customers. We also expect to use acquisitions to expand our presence in attractive, higher growth emerging markets. Finally, we continue to pursue new rental streams through emerging business opportunities.

        We offer our customers an integrated value proposition by providing them with secure storage and comprehensive service offerings, including records and information management services and data management services. We have the expertise and experience to address complex storage and information management challenges, such as rising storage rental costs and increased litigation, regulatory compliance and disaster recovery requirements. We expect to maintain a leadership position in the storage and information management services industry around the world by enabling customers to store, protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery. Our objective is to continue to capitalize on our brand, our expertise in the storage and information management industry and our global network to enhance our customers' experience, thereby increasing our customer retention rates and attracting new customers. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions, pursuing acquisitions of storage and information management businesses, and developing ancillary businesses and real estate. We continue to expand our portfolio of products and services. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.

Growth from Existing and New Customers

        Our existing customers' storage of physical records contributes to the growth of storage rental and certain records and information management services revenues because, on average, our existing customers generate additional records at a faster rate than old records are destroyed or permanently removed. The growth in new records volume from our existing customers has been consistent in the past three years, and we anticipate this growth will be sustained, although we cannot give any assurance as to whether this growth will continue. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service.

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by strategically allocating our sales resources to our customer base and selling additional storage, records and information management services and products in new and existing markets. Our sales force is dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue by expanding existing customer relationships globally; and (3) expanding new and existing customer relationships by effectively selling a wide array of related services and products. In order to accomplish these objectives, our sales forces draw on our United States and international marketing organizations and senior management. We are developing tailored marketing strategies to target customers in the healthcare, financial, insurance, legal, life sciences, energy, business services and federal vertical market segments.

Growth through Acquisitions

        The storage and information management services industry is highly fragmented with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant acquisition activity in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. After 2004, acquisition activity was reduced as we focused on integrating these recent transactions and diversifying the business. Beginning again in 2012, we saw opportunities for attractive acquisitions in emerging markets and consolidation opportunities in more developed markets, and resumed acquisition activity. We believe this ongoing acquisition activity is due to opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, in North America and internationally, many of which are small, continue to exist, and we expect to continue to pursue acquisition of these businesses where we believe they present a good opportunity to create value for our stockholders. Lastly, we have a successful record of acquiring and integrating these businesses.

        We have acquired, and we continue to seek to acquire, storage and information management services businesses in developed markets including the United States, Canada, Australia and western Europe. Given the relatively small size of most attractive acquisition targets in these markets, future acquisitions are expected to be less significant to our overall revenue growth in these markets than in the past. Occasionally, however, we may be presented with the opportunity to acquire one of the larger businesses in these markets and will evaluate each opportunity with a focus on return on invested capital and the creation of stockholder value. Such was the case with our acquisition in October 2013 of Cornerstone Records Management, LLC and its affiliates.

        We expect to continue to make acquisitions and investments in storage and information management services businesses in targeted emerging markets outside the United States, Canada, Australia and western Europe. We have acquired and invested in, and seek to acquire and invest in, storage and information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. We expect that future acquisitions and investments will focus primarily on expanding priority markets in central and eastern Europe, Latin America and the Asia Pacific region.

        The experience, depth and strength of local management are particularly important in our emerging market acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into 35 countries. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate developed market acquisition candidates, when looking at an emerging market acquisition we also evaluate risks uniquely associated with an international investment, including those risks described below. Our long-term goal is to acquire full ownership of each business in which we make a joint venture investment. We now own more than 98% of our international operations, measured as a percentage of consolidated revenues.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

Business Characteristics.

        We generate our revenues by renting storage space to a large and diverse customer base in approximately 1,100 facilities representing 67.8 million square feet of real estate as of December 31, 2014 around the globe and providing to our customers an expanding menu of related and ancillary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for all our revenue growth. Services are a vital part of a comprehensive records management program and consist primarily of the handling and transportation of stored records and information, shredding, document management solutions ("DMS"), data restoration projects, fulfillment services, consulting services, technology services, product sales (including specially designed storage containers and related supplies), and recurring project revenues. Shredding consists primarily of the scheduled collection and shredding of records and documents generated by business operations and the sale of recycled paper resulting from shredding services.

Secure Storage

        Our storage operations consist of providing non-dedicated storage rental space to our customers. Non-dedicated space allows our customers to increase or decrease the volume of their physical storage over the life of the contract based on their storage needs, while also reducing their risk of loss in the event of natural disaster. Given this non-dedicated space dynamic, the large portfolio of customer contracts, and the fact that no customer accounted for more than 2% of our consolidated revenues as of the year ended December 31, 2014, we assess the performance of our storage rental business predominantly by analyzing trends in segment level storage rental volume and storage rental revenue.

        Renting secure space to customers for the purpose of storing paper records and data backup media is our largest source of revenue. Records storage consists primarily of the archival storage of records for long periods of time according to applicable laws, regulations and industry best practices. The secure off-site storage of data backup media is a key component of a company's disaster recovery and business continuity programs, and storage rental charges are generally billed monthly on a per storage unit basis.

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

        Physical records may also include critical or irreplaceable data such as master audio and video recordings, film and other highly proprietary information, such as energy data. We continue to identify additional areas of physical storage that fit with our core competencies in security and transportation, seeking to provide enterprise storage to businesses in much the same manner that self-storage companies serve consumers. Physical records may require special facilities, either because of the data they contain or the media on which they are recorded. Accordingly, our charges for providing enhanced security and special climate-controlled environments for these vital records are higher than for typical storage rental.

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

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to offsite locations on a regular basis and to store multiple copies of such information at multiple sites. In addition to the physical storage and rotation of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is an Internet-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.

Service Offerings

        Central to any records management program is the handling and transportation and the eventual destruction of records upon the expiration of retention periods. These activities are accomplished through our extensive service and courier operations. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2014, our courier fleet consisted of approximately 3,600 owned or leased vehicles. Our other services include secure shredding, DMS, Compliant Records Management and Consulting Services, Health Information Storage and Management Solutions, Entertainment Services, Energy Data Services, Discovery Services and other ancillary services.

        Our information destruction services consist primarily of physical secure shredding operations and typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide. In addition, secure shredding is a natural extension of our hard copy records management services by completing the lifecycle of a record and involves the shredding of sensitive documents for customers that, in many cases, store their records with us. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada and Latin America. In December 2014, we sold our secure shredding businesses in the United Kingdom, Ireland and Australia, which were much smaller than our operation in North America, because we did not benefit from scale in these markets.

        The focus of our DMS business is to develop, implement and support comprehensive storage and information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our DMS services complement our service offerings and enhance our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that complement and expand our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our DMS services provide the bridge between customers' physical documents and their EDM solutions.

        We offer records and information management services that have been tailored for specific industries, such as healthcare, or to address the needs of customers with more specific requirements based on the critical nature of their records. For example, medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. In addition to storing medical records, we provide health care information services, which include the handling, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions, as well as recurring project work and ancillary services.

        Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging. We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both offsite at our own facilities and by supplying our own personnel to perform management functions on-site at a customer's premises. Other services that we provide include fulfillment, professional consulting services, and technology escrow services.

Business Segments

        Our North American Records and Information Management Business, North American Data Management Business, and our International Business segments offer storage and the information management services discussed above, in their respective geographies. The amount of revenues derived from our North American Records and Information Management Business, North American Data Management Business, International Business, and Corporate and Other segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2012, 2013 and 2014 are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.

North American Records and Information Management Business

        Our North American Records and Information Management Business segment consists of storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Records Management"); information destruction services ("Destruction"); DMS; fulfillment services; and technology escrow services that protect and manage source code.

North American Data Management Business

        Our North American Data Management Business segment consists of the storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations ("Data Protection & Recovery"), server and computer backup services, digital content repository systems to house, distribute, and archive key media assets, and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

International Business

        Our International Business segment consists of storage and information management services throughout Europe, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations provide Records Management, Data Protection & Recovery and DMS throughout Europe. Our Latin America operations provide Records Management, Data Protection & Recovery and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong-SAR and China. Prior to December 2014, our International Business segment offered Destruction in the United Kingdom, Ireland and Australia.

Corporate and Other

        Our Corporate and Other segment consists of our data center business in the United States as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plans.

        Emerging Business Opportunities ("EBOs") are prospective business lines that we consider investing in to grow and diversify our business. We are seeking businesses with long-term, recurring revenue, preferably with storage rental attributes, which are consistent with and will enhance our REIT structure. Our management team is focused on identifying and evaluating these opportunities. We have established an innovation process so we cautiously and effectively develop opportunities to leverage our capabilities. After we have demonstrated success and met return thresholds, we may potentially acquire businesses to further accelerate our growth in the relevant opportunity. Importantly, the EBO process includes financial hurdles and decision gates to help us evaluate whether we scale or scrap these opportunities, consistent with our disciplined approach to capital allocation.

        Currently, our data center business is one example of an EBO where we are assessing the potential for additional investment. The growth rate of critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of storing and managing digital information, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us to provide solutions to our customers with respect to their digital records storage and management challenges.

Our Business Fundamentals

        Our business fundamentals are based on the recurring nature of our various revenue streams. We generate attractive returns from our differentiated storage rental business model because our occupancy costs, whether in a leased or owned building, are incurred per square foot while our storage revenue is generally earned per cubic foot. The historical predictability of our revenues and the resulting profitability allows us to operate with a high degree of financial leverage. Our business fundamentals consist of:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, storage rental fees charged to customers based on the volume of their records stored. Once a customer places physical records in storage with us, and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage rental without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media involve primarily fixed monthly rental payments. Our annual revenues from these fixed periodic storage rental fees have grown for 26 consecutive years. This stable and growing storage rental revenue base also provides the foundation for increases in service revenues and profitability.

    A customer is allocated a certain amount of storage space in our storage facilities but is not allocated a dedicated building or space in a particular building. In practice, we can, and sometimes will, for a variety of reasons, move records from one facility and into another facility. In order to track net move-in and move-out activity of customer materials, as well as to assess the optimization of our real estate portfolio, we regularly assess the utilization of our overall real estate portfolio. On a per building basis, we compare the amount of racking that is being used to store customer materials to the capacity of the entire building assuming it was fully racked ("Total Building Utilization"). Additionally, we compare the amount of racking that is being used to store customer materials to the capacity of the racking that has been installed ("Total Racking Utilization"). As of December 31, 2014, our Total Building Utilization and Total Racking Utilization were approximately 83% and 91%, respectively, for our records management business and our Total Building Utilization and Total Racking Utilization were approximately 68% and 81%, respectively, for our data management business.

    We regularly offer concessions to our customers in order to generate new business opportunities. Such concessions most commonly come in the form of providing free intake costs to transport a customer's records to one of our facilities, including labor and transportation costs ("Move Costs"), or payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor ("Permanent Withdrawal Fees"). We capitalize Move Costs and Permanent Withdrawal Fees as customer acquisition costs.

  •
  Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns. We believe the durability of our storage rental business is driven by a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth, customer satisfaction with our services and contractual net price increases. The growth in new records volume from our existing customers has been consistent in the past three years, and we anticipate this growth will be sustained, although we cannot give any assurance as to whether this growth will continue. Total net volume growth, including acquisitions, was approximately 3%, 6% and 4% on a global basis for 2012, 2013 and 2014, respectively.

  •
  Diversified and Stable Customer Base.  As of December 31, 2014, we had over 155,000 customers in a variety of industries in 36 countries around the world. We currently provide storage and information management services to legal, financial, healthcare, insurance, life sciences, energy, businesses services and government organizations, including more than 92% of the Fortune 1000. No single customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2012, 2013 and 2014. For each of the three years 2012 through 2014, the average annual volume reduction due to customers terminating their relationship with us was approximately 2% to 3%.

  •
  Capital Allocation.  All the characteristics of our business noted above support the durability of our cash flows, which in turn support our dividends and a portion of our investments. Absent a large acquisition or significant investments in real estate, we generally generate cash flows to support our dividends, maintain our operations and infrastructure and invest in core growth opportunities. We plan on funding acquisitions, EBO investments and real estate investments primarily through incremental borrowing at a targeted leverage ratio and/or proceeds from the issuance of equity. Below are descriptions of the major types of investments and other capital expenditures that we have made in recent years or that we are likely to consider in 2015:

          Real Estate:

    •
    Capital expenditures for investments in real estate assets that support core business growth—these expenditures are primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures that expand our revenue capacity in existing or new geographies, replace a long-term operational obligation or create operational efficiencies.

    •
    Capital expenditures in real estate assets necessary to maintain ongoing business operations—these expenditures are primarily related to the repair or replacement of real estate assets such as buildings, building improvements, leasehold improvements and racking structures.

          Non-Real Estate:

    •
    Capital expenditures for investments in non-real estate assets that support core business growth—these expenditures support either (i) the growth of our business and/or an increase of our profitability by investing in either supporting assets such as carton storage systems, tape storage systems and containers, shredding plants and bins, and technology service storage and processing capacity, or (ii) they are directly related to the development of new products or services in support of our integrated value proposition and enhancements that support our leadership position in the industry, including items such as increased feature functionality, security upgrades or system enhancements.

    •
    Capital expenditures in non-real estate assets necessary to maintain ongoing business operations—these expenditures are primarily related to the repair or replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

        The following table presents our capital spend for 2012, 2013 and 2014 organized by the type of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (dollars in thousands)	2012(1)	2013(1)	2014(1)
Real Estate:
Investment	$113,577	$135,708	$199,663
Maintenance	47,013	61,863	57,574

	160,590	197,571	257,237

Non-Real Estate:
Investment	63,722	91,792	55,991
Maintenance	24,915	22,644	19,527

	88,637	114,436	75,518

Total	$249,227	$312,007	$332,755

(1)
Represents capital expenditures on an accrual basis and may differ from amounts presented on the cash basis in the Consolidated Statements of Cash Flows included in this Annual Report.

Competition

        We are a global leader in the physical storage and information management services industry with operations in 36 countries. We compete with our current and potential customers' internal storage and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use us for their future storage and information management services.

        We also compete with numerous storage and information management services providers in every geographic area where we operate. The physical storage and information management services industry is highly competitive and includes thousands of competitors in North America and around the world. We believe that competition for customers is based on price, reputation for reliability, quality and security of storage, quality of service and scope and scale of technology, and we believe we generally compete effectively in each of these areas.

Alternative Technologies

        We derive most of our revenues from rental fees for the storage of paper documents and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than paper documents and tapes, and as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. To date, none of the alternative technologies has replaced paper documents as the primary means for storing information. However, we can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or in tape format. We continue to provide, primarily through partnerships, additional services such as online backup, designed to address our customers' need for efficient, cost-effective, high-quality solutions for electronic records and storage and information management.

Employees

        As of December 31, 2014, we employed more than 7,500 employees in the United States and more than 12,500 employees outside of the United States. At December 31, 2014, an aggregate of 528 employees were represented by unions in California, Georgia and three provinces in Canada.

        All union and non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Certain unionized employees in California receive these types of benefits through their unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. All union employees are currently under renewed labor agreements or operating under an extension agreement.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include medical, workers' compensation, general liability, umbrella, automobile, professional, warehouse legal liability and directors' and officers' liability policies.

        Our customer contracts usually contain provisions limiting our liability for damages with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. Our liability under our DMS services and other service contracts is often limited to a percentage of annual revenue under the contract. We can provide no assurance that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. Also, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. In addition to provisions limiting our liability, our standard storage rental and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, we can give no assurance that we will not have material disputes in the future.

Environmental Matters

        Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

        We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Corporate Responsibility

        We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a trusted partner to more than 92% of the Fortune 1000 companies. Iron Mountain is also a member of the Fortune 1000, ranked at 712 as of December 31, 2014, as well as a member of the FTSE4 Good Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index in which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "Company" section of our website, www.ironmountain.com, under the heading "Corporate Responsibility."

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

Item 1A. Risk Factors.

        We face many risks. If any of the events or circumstances described below actually occur, we and our businesses, financial condition or results of operations could suffer, and the trading price of our debt or equity securities could decline. Our current and potential investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

Risks Related to Operating as a REIT

If we fail to remain qualified as a REIT, we will be subject to tax at corporate income tax rates and will not be able to deduct distributions to stockholders when computing our taxable income.

        We began operating as a REIT for federal income tax purposes effective for the taxable year beginning January 1, 2014; however, we can provide no assurance that we will remain qualified as a REIT. If we fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.

        REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

        If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

  •
  we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates; and

  •
  we will be disqualified from REIT tax treatment for four taxable years following the year we were so disqualified.

        Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes.

        If we fail to remain qualified for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and distributions to stockholders could be reduced.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

        We expect to continue paying regular quarterly distributions, and, to achieve maximum tax efficiency and retain cash to allow us to make selective discretionary investments, we currently anticipate our typical regular quarterly distributions will be based on a payment of approximately 100% of our REIT taxable income; however, the amount, timing and form of our regular quarterly distributions will be determined, and will be subject to adjustment, by our board of directors. To remain qualified and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

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

We may be required to borrow funds, sell assets or raise equity to satisfy REIT distribution requirements, to comply with asset ownership tests or to fund capital expenditures, future growth and expansion initiatives.

        In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Risks Relating to Our Indebtedness."

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

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of taxable REIT subsidiaries ("TRSs"). We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.

Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.

        To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.

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

        In addition, a significant amount of our income and cash flows from our TRSs is generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.

Our extensive use of TRSs, including for certain of our international operations, may cause us to fail to remain qualified as a REIT.

        The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, we will fail to remain qualified as a REIT.

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

Even if we remain qualified as a REIT, some of our business activities are subject to corporate level income tax and foreign taxes, which will reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

        Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

        Our information management services businesses are conducted through wholly owned TRSs because these activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.

        We will also be subject to a federal corporate level tax at the highest regular corporate tax rate (currently 35%) on gain recognized from a sale of assets occurring within a specified period (generally ten years) after the effective date of our REIT election, that is, January 1, 2014, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. In addition, depreciation recapture income that we recognized in our 2014 taxable year and will recognize in subsequent taxable years, as a result of accounting method changes that were effective prior to January 1, 2014, has been and will be fully subject to this 35% tax.

        In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.

        The REIT provisions of the Code limit our ability to hedge liabilities. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future taxable income in the TRSs.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to forecast dividends and ability to satisfy debt service obligations.

        We began operating as a REIT on January 1, 2014 and, as such, have limited operating history as a REIT. In addition, prior to January 1, 2014 our senior management team had no prior experience operating a REIT. We can provide no assurance that our past experience has sufficiently prepared us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition and results of operations.

Distributions payable by REITs generally do not qualify for preferential tax rates.

        Qualifying distributions payable by corporations to individuals, trusts and estates that are United States stockholders are currently eligible for federal income tax at preferential rates. Distributions payable by REITs, in contrast, generally are not eligible for the preferential rates. The preferential rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

The ownership and transfer restrictions contained in our certificate of incorporation may not protect our status as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.

        In order for us to remain qualified as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our REIT status from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified as a REIT.

        In addition, the ownership and transfer restrictions could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders. As a result, the overall effect of the ownership and transfer restrictions may be to render more difficult or discourage any attempt to acquire us, even if such acquisition may be favorable to the interests of our stockholders.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in the interest of our stockholders.

        Our board of directors determines our major policies, including policies and guidelines relating to our investments, acquisitions, leverage, financing, growth, operations and distributions to our stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies, and any such changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Operational Risks

Our customers may shift from paper and tape storage to alternative technologies that require less physical space.

        We derive most of our revenues from rental fees for the storage of paper documents and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than paper documents and tapes, and as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or in tape format. The adoption of alternative technologies may also result in decreased demand for services related to the paper documents and tapes we store. A significant shift by our customers to storage of data through non-paper or tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses.

As stored records become less active our service revenue growth and profitability may decline.

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

Governmental and customer focus on data security could increase our costs of operations. We may not be able to fully offset these costs through increases in our rates. Incidents in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations. In addition, if we fail to protect our own information, including information about our employees, we could experience significant costs and expenses as well as damage to our reputation.

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states in the United States have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached. In addition, certain federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to be in compliance with any such programs may adversely affect our business. Some states in the United States have adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. The European Commission has proposed a regulation and directive that will, if adopted, supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. It is anticipated that the proposed regulation and directive will significantly alter the security and privacy obligations of entities, such as Iron Mountain, that process data of residents of members of the European Union and substantially increase penalties for violations. If adopted, we would be directly subject to some of these laws, and our customers, pursuant to agreements, would require us to comply with others.

        Continued governmental focus on data security may lead to additional legislative action in the United States. For example, the recently completed 113th Congress considered legislation that would expand the federal data breach notification requirement beyond the financial and medical fields, and it is anticipated that the 114th Congress will also consider such issues. Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. The continued emphasis on information security as well as increasing concerns about government surveillance may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. While we have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

        In addition to increases in the costs of operations or potential liability that may result from a heightened focus on data security or losses of information, our reputation may be damaged by any compromise of security, accidental loss or theft of our own records, or information that we maintain with respect to our employees, as well as customer data in our possession. We believe that establishing and maintaining a good reputation is critical to attracting and retaining customers. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Changing fire and safety standards may result in significant expense in certain jurisdictions.

        As of December 31, 2014, we operated 977 records management and off-site data protection facilities worldwide, including 561 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities although we believe all of our facilities were constructed, in all material respects, in compliance with laws and regulations in effect at the time of their construction or outfitting. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.

        Our customer contracts typically contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot and our liability under our DMS and other service contracts is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We cannot provide assurance that where we have limitation of liability provisions they will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage rental and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.

Failure to comply with certain regulatory and contractual requirements under our United States Government contracts could adversely affect our revenues, operating results and financial position.

        Selling our services to the United States Government subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or barred from future United States Government contracting. We may also face private derivative securities claims as a result of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.

International operations may pose unique risks.

        As of December 31, 2014, we provided services in 35 countries outside the United States. As part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

  •
  the impact of foreign government regulations and United States regulations that apply to us wherever we operate; in particular, Iron Mountain is subject to United States and foreign anticorruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;

  •
  the volatility of certain foreign economies in which we operate;

  •
  political uncertainties;

  •
  unforeseen liabilities, particularly within acquired businesses;

  •
  costs and difficulties associated with managing international operations of varying sizes and scale;

  •
  the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets outside of the United States will not perform as expected;

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

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

        We conduct business operations in several foreign countries through our foreign subsidiaries or affiliates, which operate in their respective local currencies. Those local currencies are translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our intercompany balances associated with, our international storage and information management services businesses are exposed to foreign exchange rate fluctuations, and as we have expanded our international operations, our exposure to exchange rate fluctuations has increased. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets. In addition, because we intend to distribute 100% of our REIT taxable income to our stockholders, and any exchange rate fluctuations may negatively impact our REIT taxable income, our distribution amounts may fluctuate as a result of exchange rate fluctuations.

We may be subject to certain costs and potential liabilities associated with the real estate required for our business.

        Because our business is heavily dependent on real estate, we face special risks attributable to the real estate we own or lease. Such risks include:

  •
  acquisition and occupancy costs that make it difficult to meet anticipated margins and difficulty locating suitable facilities due to a relatively small number of available buildings having the desired characteristics in some real estate markets;

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

        Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

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

        Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by unauthorized users to gain access to our information technology systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, our information technology and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. A successful breach of the security of our information technology systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

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

We face competition for customers.

        We compete with multiple storage and information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities. These organizations may not begin or continue to use us for their future storage and information management service needs.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. As of December 31, 2014, our total long-term debt was approximately $4.66 billion. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

  •
  inability to satisfy our obligations with respect to our various debt instruments;

  •
  inability to adjust to adverse economic conditions;

  •
  inability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, including possible required repurchases of our various indebtedness;

  •
  limits on our distributions to stockholders; in this regard if these limits prevented us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT or, if these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts;

  •
  limits on our flexibility in planning for, or reacting to, changes in our business and the information management services industry;

  •
  limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;

  •
  loss of customers and reduced effectiveness in attracting new customers due to concerns over the levels of our debt or concern over financial ratios that are negatively impacted by our requirement to make large distributions as a REIT and the impact of these on our operations;

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

        Iron Mountain is a holding company; substantially all of our assets consist of the stock of our subsidiaries, and substantially all of our operations are conducted by our direct and indirect wholly owned subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by most, but not all, of our direct and indirect wholly owned United States subsidiaries.

Acquisition and Expansion Risks

Elements of our strategic growth plan involve inherent risks.

        As part of our strategic growth plan, we expect to invest in new business strategies, products, services, technologies and geographies and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset expenses and liabilities associated with new investments, inadequate return of capital on these investments and the inability to attract, develop and retain skilled employees to lead and support new initiatives. For example, in 2013 we expanded our entry into the data center market by leasing wholesale and retail colocation space in our underground facility in Pennsylvania, and in 2014 we opened our first regional data center in Massachusetts, each of which required a significant capital commitment. Many of these new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results.

Failure to manage our growth may impact operating results.

        If we succeed in expanding our existing businesses, or in moving into new areas of business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations, particularly with respect to operations in countries outside of the United States or in new lines of business. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

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

  •
  incur additional debt necessary to acquire suitable companies if we are unable to pay the purchase price out of working capital, common stock or other equity securities; or

  •
  enter into successful business arrangements for technical assistance or management expertise outside of the United States.

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

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2014, we conducted operations through 839 leased facilities and 255 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Records and Information Management Business (614), North American Data Management Business (58), International Business (421) and Corporate and Other (1). These facilities contain a total of 67.8 million square feet of space.

        A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	12	535,921	4	239,110	16	775,031
California	59	3,404,346	15	1,964,572	74	5,368,918
Colorado	13	543,590	5	338,009	18	881,599
Connecticut	4	209,183	6	665,013	10	874,196
Delaware	3	267,267	1	120,921	4	388,188
Florida	37	2,426,077	4	194,090	41	2,620,167
Georgia	12	910,820	4	229,719	16	1,140,539
Illinois	13	1,128,817	6	1,281,947	19	2,410,764
Indiana	3	154,080	1	131,506	4	285,586
Iowa	3	118,658	1	14,200	4	132,858
Kansas	1	131,764	—	—	1	131,764
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	3	210,350	2	214,625	5	424,975
Maine	1	95,000	—	—	1	95,000
Maryland	13	1,220,692	3	327,258	16	1,547,950
Massachusetts	5	396,656	8	1,171,438	13	1,568,094
Michigan	18	1,011,868	5	217,936	23	1,229,804
Minnesota	11	841,567	—	—	11	841,567
Mississippi	2	157,386	—	—	2	157,386
Missouri	11	1,182,324	1	25,120	12	1,207,444
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	6	220,276	1	107,041	7	327,317
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	27	1,903,574	8	1,628,945	35	3,532,519
New Mexico	—	—	2	109,473	2	109,473
New York	17	789,817	13	1,186,266	30	1,976,083
North Carolina	19	1,019,486	1	13,624	20	1,033,110
Ohio	13	859,305	6	603,878	19	1,463,183
Oklahoma	5	227,883	—	—	5	227,883
Oregon	11	360,475	1	55,621	12	416,096
Pennsylvania	18	1,661,118	8	2,577,883	26	4,239,001
Puerto Rico	3	178,449	1	54,352	4	232,801
Rhode Island	2	70,159	1	12,748	3	82,907
South Carolina	10	521,005	—	—	10	521,005
Tennessee	4	166,993	5	153,659	9	320,652
Texas	47	2,231,997	28	2,484,082	75	4,716,079
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	15	749,745	5	437,021	20	1,186,766
Washington	6	312,763	5	432,896	11	745,659
West Virginia	2	167,055	—	—	2	167,055
Wisconsin	7	428,068	1	10,655	8	438,723

	446	27,358,915	162	17,988,979	608	45,347,894

Canada	49	2,906,882	15	1,749,664	64	4,656,546

	495	30,265,797	177	19,738,643	672	50,004,440

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
International
Argentina	5	491,545	5	469,748	10	961,293
Australia	22	1,343,068	1	30,615	23	1,373,683
Austria	—	—	1	30,000	1	30,000
Belgium	4	135,456	1	104,391	5	239,847
Brazil	31	1,957,275	3	190,076	34	2,147,351
Chile	10	409,643	5	212,010	15	621,653
China	19	253,302	1	20,721	20	274,023
Columbia	16	511,932	—	—	16	511,932
Czech Republic	8	256,300	—	—	8	256,300
Denmark	1	66,942	—	—	1	66,942
France	17	704,656	4	217,919	21	922,575
Germany	15	658,212	1	58,329	16	716,541
Greece	2	73,947	—	—	2	73,947
Hong Kong	3	138,498	—	—	3	138,498
Hungary	5	304,161	—	—	5	304,161
India	24	396,420	—	—	24	396,420
Mexico	9	257,883	6	419,188	15	677,071
Netherlands	8	466,347	—	—	8	466,347
Northern Ireland	2	66,876	—	—	2	66,876
Norway	3	104,937	—	—	3	104,937
Peru	2	41,878	8	259,903	10	301,781
Poland	21	731,250	—	—	21	731,250
Republic of Ireland	6	56,525	3	158,558	9	215,083
Romania	3	232,368	—	—	3	232,368
Russia	25	612,083	—	—	25	612,083
Scotland	7	196,298	4	375,294	11	571,592
Serbia	2	23,681	—	—	2	23,681
Singapore	1	33,700	—	—	1	33,700
Slovakia	3	104,846	—	—	3	104,846
Spain	7	165,935	6	203,000	13	368,935
Switzerland	4	85,357	—	—	4	85,357
Turkey	12	624,383	—	—	12	624,383
Ukraine	1	48,438	—	—	1	48,438
United Kingdom	45	1,942,306	29	1,377,324	74	3,319,630

	343	13,496,448	78	4,127,076	421	17,623,524

Corporate and Other
Corporate headquarters (Boston, Massachusetts)	1	132,860	—	—	1	132,860

Total	839	43,895,105	255	23,865,719	1,094	67,760,824

        The leased facilities typically have initial lease terms of five to ten years with one or more five-year renewal options. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we lease or purchase additional real property.

        See Note 10 to the Notes to the Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments.

        See Schedule III—Schedule of Real Estate and Accumulated Depreciation in this Annual Report for information regarding the cost, accumulated depreciation and encumbrances associated with our owned real estate.

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

Item 4. Mine Safety Disclosures.

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2013 and 2014:

	Sale Prices
	High	Low
2013
First Quarter	$36.67	$31.45
Second Quarter	39.71	25.91
Third Quarter	29.12	25.53
Fourth Quarter	30.80	25.03
2014
First Quarter	$30.48	$25.74
Second Quarter	31.15	25.95
Third Quarter	37.10	31.17
Fourth Quarter	40.41	31.11

        The closing price of our common stock on the NYSE on February 20, 2015 was $36.71. As of February 20, 2015, there were 439 holders of record of our common stock.

        On September 15, 2014, we announced the declaration by our board of directors of a special distribution of $700.0 million (the "Special Distribution"), payable to stockholders of record as of September 30, 2014 (the "Record Date"). The Special Distribution represented the remaining amount of our undistributed earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013, which in accordance with tax rules applicable to REIT conversions, we were required to pay to our stockholders on or before December 31, 2014 in connection with our conversion to a REIT. The Special Distribution also included certain items of taxable income that we recognized in 2014, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits recognized as dividend income. The Special Distribution followed an initial special distribution of $700.0 million paid to stockholders in November 2012.

        The Special Distribution was paid on November 4, 2014 (the "Payment Date") to stockholders of record as of the Record Date in a combination of common stock and cash. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution in all common stock or all cash, with the total cash payment to stockholders limited to no more than $140.0 million, or 20% of the total Special Distribution, not including cash paid in lieu of fractional shares. Based on stockholder elections, we paid $140.0 million of the Special Distribution in cash, not including cash paid in lieu of fractional shares, with the balance paid in the form of common stock. Our shares of common stock were valued for purposes of the Special Distribution based upon the average closing price on the three trading days following October 24, 2014, or $35.55 per share, and as such, we issued approximately 15.8 million shares of common stock in the Special Distribution. These shares impact weighted average shares outstanding from the date of issuance, and thus impact our earnings per share data prospectively from the Payment Date.

        In November 2014, our board of directors declared a distribution of $0.255 per share (the "Catch-Up Distribution") payable on December 15, 2014 to stockholders of record on November 28, 2014. Our board of directors declared the Catch-Up Distribution because our cash distributions paid from January 2014 through July 2014 were declared and paid before our board of directors had determined that we would elect REIT status effective January 1, 2014 and were lower than they otherwise would have been if the final determination to elect REIT status effective January 1, 2014 had been prior to such distributions.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2013 and 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014

(1)
Represents Special Distribution.

(2)
Represents Catch-Up Distribution.

        During the years ended December 31, 2012, 2013 and 2014, we declared distributions to our stockholders of $886.9 million, $206.4 million and $1,048.9 million, respectively. These distributions represent approximately $5.12 per share, $1.08 per share and $5.37 per share for the years ended December 31, 2012, 2013 and 2014, respectively, based on the weighted average number of common shares outstanding during each respective year. For each of 2012 and 2014, total amounts distributed included Special Distributions (as described above) of $700.0 million, or $4.07 and $3.61 per share, respectively, associated with the Company's conversion to a REIT.

        For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The IRS requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2012, 2013 and 2014, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2012	2013	2014
Nonqualified ordinary dividends	0.0%	0.0%	26.4%
Qualified ordinary dividends	100.0%	100.0%	56.4%
Return of capital	0.0%	0.0%	17.2%

	100.0%	100.0%	100.0%

        In December 2013, our board of directors approved, and we entered into, a REIT Status Protection Rights Agreement (the "Rights Agreement") which provided for a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20,

2013. On November 18, 2014, we entered into the First Amendment to the Rights Agreement to extend the expiration of the Rights Agreement from December 9, 2014 to February 28, 2015. On January 20, 2015, in connection with the merger with our predecessor, the Rights Agreement was terminated.

Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended December 31, 2014, nor did we repurchase any shares of our common stock during the three months ended December 31, 2014.

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

	Year Ended December 31,
	2010(1)(2)	2011(1)(2)	2012(1)(2)	2013(1)(2)	2014
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,598,718	$1,682,990	$1,733,138	$1,784,721	$1,860,243
Service	1,292,431	1,330,613	1,270,817	1,239,902	1,257,450

Total Revenues	2,891,149	3,013,603	3,003,955	3,024,623	3,117,693
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,192,862	1,245,200	1,277,113	1,288,878	1,344,636
Selling, general and administrative	772,811	834,591	850,371	924,031	869,572
Depreciation and amortization	304,205	319,499	316,344	322,037	353,143
Intangible impairments(3)	85,909	46,500	—	—	—
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(9,906)	995	4,661	430	1,065

Total Operating Expenses	2,345,881	2,446,785	2,448,489	2,535,376	2,568,416
Operating Income	545,268	566,818	555,466	489,247	549,277
Interest Expense, Net	204,559	205,256	242,599	254,174	260,717
Other Expense, Net	8,768	13,043	16,062	75,202	65,187

Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	331,941	348,519	296,805	159,871	223,373
Provision (Benefit) for Income Taxes	166,720	105,139	114,304	62,127	(97,275)
Gain on Sale of Real Estate, Net of Tax	(786)	(2,361)	(206)	(1,417)	(8,307)

Income from Continuing Operations	166,007	245,741	182,707	99,161	328,955
(Loss) Income from Discontinued Operations, Net of Tax	(219,417)	(47,439)	(6,774)	831	(209)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	200,619	(1,885)	—	—

Net (Loss) Income	(53,410)	398,921	174,048	99,992	328,746
Less: Net Income Attributable to Noncontrolling Interests	4,908	4,054	3,126	3,530	2,627

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(58,318)	$394,867	$170,922	$96,462	$326,119

(footnotes follow)

	Year Ended December 31,
	2010(1)	2011(1)	2012(1)	2013(1)	2014
	(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.82	$1.26	$1.05	$0.52	$1.68

Total (Loss) Income from Discontinued Operations	$(1.09)	$0.79	$(0.05)	$—	$—

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.29)	$2.03	$0.98	$0.51	$1.67

Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.82	$1.25	$1.04	$0.52	$1.67

Total (Loss) Income from Discontinued Operations	$(1.09)	$0.78	$(0.05)	—	$—

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.29)	$2.02	$0.98	$0.50	$1.66

Weighted Average Common Shares Outstanding—Basic	201,991	194,777	173,604	190,994	195,278

Weighted Average Common Shares Outstanding—Diluted	201,991	195,938	174,867	192,412	196,749

Dividends Declared per Common Share	$0.3750	$0.9375	$5.1200	$1.0800	$5.3713

(footnotes follow)

	Year Ended December 31,
	2010(1)	2011(1)	2012(1)	2013(1)	2014
	(In thousands)
Other Data:
Adjusted OIBDA(4)	$925,476	$949,339	$910,917	$894,581	$925,797
Adjusted OIBDA Margin(4)	32.0%	31.5%	30.3%	29.6%	29.7%
Ratio of Earnings to Fixed Charges	2.2x	2.2x	1.9x	1.5x	1.7x
(footnotes follow)

	As of December 31,
	2010(1)	2011(1)	2012(1)	2013(1)	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$258,693	$179,845	$243,415	$120,526	$125,933
Total Assets	6,416,393	6,041,258	6,358,339	6,653,005	6,570,342
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,008,207	3,353,588	3,825,003	4,171,722	4,663,531
Total Equity	1,949,022	1,249,742	1,157,148	1,051,734	869,955
(footnotes follow)

(1)
During the second quarter of 2014, we identified contract billing inaccuracies arising from a single location which occurred over numerous years that resulted in an overstatement of prior years' reported revenue by an aggregate of $10.0 million, as described in Note 2.y. to the Notes to Consolidated Financial Statements included in this Annual Report. Revenue and Adjusted OIBDA, as defined below, for the years ended December 31, 2010, 2011, 2012 and 2013 have been restated to reflect a reduction in revenues of $1.2 million, $1.1 million, $1.3 million and $1.3 million, respectively, to correct billing the billing inaccuracies. The remaining overstated amount of $5.1 million relates to the periods prior to 2010. The impact to income from continuing operations and net income is a reduction of $0.7 million, $0.7 million, $0.8 million and $0.8 million, respectively, for the after tax impact of the contract billing inaccuracies for the years ended December 31, 2010, 2011, 2012 and 2013, respectively. Earnings (loss) per share—basic and earnings (loss) per share—diluted have also been restated to reflect the restatement. In addition, total equity at December 31, 2010, 2011, 2012 and 2013 has been reduced by $3.8 million, $4.5 million, $5.3 million and $6.1 million, respectively, to account for the contract billing inaccuracies.

(2)
As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss on sale of real estate as a component of operating income, but we will continue to report it as a component of income (loss) from continuing operations. We will continue to report the (gain) loss on sale of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. The results for the years ended December 31, 2010, 2011, 2012 and 2013 have been reclassified to conform to this presentation.

(3)
For the year ended December 31, 2010, we recorded a non-cash goodwill impairment charge of $85.9 million related to our technology escrow services business, which we continue to own and operate and which was previously reflected in the former worldwide digital business segment and is now reflected as a component of the North American Records and Information Management segment. For the year ended December 31, 2010, we recorded a $197.9 million non-cash goodwill impairment charge related to our former worldwide digital business that is included in loss from discontinued operations, net of tax. For the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $46.5 million in our Continental Western Europe reporting unit, which is a component of the International Business segment.

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

        This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 13 of this Annual Report.

Overview

REIT Conversion

        We previously disclosed that, as part of our plan to convert to a REIT for federal income tax purposes and elect REIT status effective January 1, 2014 (the "Conversion Plan"), we sought PLRs from the IRS relating to numerous technical tax issues, including classification of our steel racking structures as qualified real estate assets. We submitted the PLR requests in the third quarter of 2012, and on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014.

        In connection with the Conversion Plan, and, in particular, to impose ownership limitations customary for REITs, on January 20, 2015, we completed the merger with our predecessor and all outstanding shares of our predecessor's common stock were converted into a right to receive an equal number of shares of our common stock.

        Total operating and capital expenditures associated with the Conversion Plan through the end of 2014 were approximately $180.7 million. Of these amounts, approximately $47.0 million was incurred in 2012, including approximately $12.5 million of capital expenditures. Additionally, approximately $106.3 million was incurred in 2013, including approximately $23.4 million of capital expenditures. Also, we incurred approximately $27.4 million in 2014, including approximately $5.1 million of capital expenditures.

Discontinued Operations

        On April 27, 2012, we sold our records management operations in Italy. The financial position, operating results and cash flows of our Italian operations, including the loss on the sale of our Italian operations, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 to Notes to Consolidated Financial Statements included in this Annual Report.

        In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26.2 million of cash at closing, including $1.5 million being held in escrow. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture is not a discontinued operation and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6.9 million ($10.2 million, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations in 2014 represent less than 1% of our consolidated revenues. The International Shredding Operations were previously included in our International Business segment.

Restructuring

        In the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs, which was completed in 2014. As a result, we recorded restructuring costs of approximately $23.4 million and $3.5 million for the years ended December 31, 2013 and 2014, respectively, primarily related to employee severance and associated benefits. Of the total restructuring costs incurred in 2013, $12.6 million, $2.1 million, $3.7 million and $5.0 million are reflected in the North American Records and Information Management Business, North American Data Management Business, International Business and Corporate and Other segments, respectively. Of the total restructuring costs incurred in 2014, $1.6 million, $0.3 million and $1.5 million are reflected in the North American Records and Information Management Business, North American Data Management Business and Corporate and

Other segments, respectively. In our Consolidated Statements of Operations for the year ended December 31, 2013, $20.0 million and $3.4 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively. In our Consolidated Statements of Operations for the year ended December 31, 2014, $2.2 million and $1.2 million of these restructuring costs are recorded in selling, general and administrative expenses and cost of sales, respectively.

General

        As a result of certain organizational realignments effective January 1, 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014 and, as a result, we have restated previously reported segment information. As a result of the changes to our reportable segments, the former North American Business segment was separated into two unique reportable segments, which we refer to as (1) North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment.

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including DMS, which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) fulfillment services; (9) consulting services; and (10) technology escrow services that protect and manage source code ("Intellectual Property Management") and other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels.

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

        The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive than our operations in North America and, therefore, labor costs are a higher percentage of segment revenue. In addition, the overhead structure of our expanding international operations has not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our international operations become a more meaningful percentage of our consolidated results.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2012 results at the 2013 average exchange rates and the 2013 results at the 2014 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$0.968	$0.902	(6.8)%
Brazilian real	$0.465	$0.426	(8.4)%
British pound sterling	$1.565	$1.648	5.3%
Canadian dollar	$0.971	$0.906	(6.7)%
Euro	$1.328	$1.329	0.1%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2012	2013
Australian dollar	$1.036	$0.968	(6.6)%
Brazilian real	$0.514	$0.465	(9.5)%
British pound sterling	$1.585	$1.565	(1.3)%
Canadian dollar	$1.000	$0.971	(2.9)%
Euro	$1.286	$1.328	3.3%

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, (Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net and REIT Costs ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) REIT Costs; (5) other expense (income), net; (6) income (loss) from discontinued operations, net of tax; (7) gain (loss) on sale of discontinued operations, net of tax; and (8) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Year Ended December 31,
	2010	2011	2012	2013	2014
Operating Income	$545,268	$566,818	$555,466	$489,247	$549,277
Add: Depreciation and Amortization	304,205	319,499	316,344	322,037	353,143
Intangible Impairments	85,909	46,500	—	—	—
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(9,906)	995	4,661	430	1,065
REIT Costs(1)	—	15,527	34,446	82,867	22,312

Adjusted OIBDA	$925,476	$949,339	$910,917	$894,581	$925,797

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) REIT Costs; (5) other expense (income), net; and (6) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Reported EPS—Fully Diluted from Continuing Operations	$0.82	$1.25	$1.04	$0.52	$1.67
Add: (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	(0.05)	0.01	0.03	—	0.01
Intangible Impairments	0.43	0.24	—	—	—
Gain on Sale of Real Estate, Net of Tax	—	(0.01)	—	(0.01)	(0.04)
Other Expense (Income), Net	0.04	0.07	0.09	0.39	0.33
REIT Costs	—	0.08	0.20	0.43	0.11
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.52	0.21	0.35	0.07	(0.72)

Adjusted EPS—Fully Diluted from Continuing Operations	$1.76	$1.85	$1.71	$1.40	$1.36

(1)
The Adjusted EPS for the years ended December 31, 2010, 2011, 2012 and 2013 have been restated to reflect an estimated annual effective tax rate of approximately 15.0%. The Adjusted EPS for the year ended December 31, 2014 reflects an estimated annual effective tax rate of approximately 14.4%.

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

Revenue Recognition

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including DMS, which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) fulfillment services; (9) consulting services; and (10) Intellectual Property Management and other technology services and product sales (including specially designed storage containers and related supplies).

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

        Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.

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

        Of the net assets acquired in our acquisitions, the fair value of owned buildings, customer relationship intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third party appraisals of the fair value of owned buildings, customer relationship intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third party appraisals of fair value for acquired owned buildings and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship intangible assets and acquired racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. Additionally, we use discounted cash flow models to determine the fair value of customer relationship intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates.

        Of the key assumptions that impact the estimated fair values of customer relationship intangible assets, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions. To illustrate the sensitivity of changes in key assumptions used in determining the fair value of customer relationship intangible assets acquired in our most significant acquisitions in fiscal year 2014 (Keepers Brasil Ltda and Securit Records Management), a hypothetical increase of 10% in the expected annual future cash flows attributable to these two acquisitions, with all other assumptions unchanged, would have increased the calculated fair value of the acquired customer relationship intangible assets in the aggregate for both of these acquisitions combined by $2.6 million, with an offsetting decrease to goodwill. A hypothetical decrease of 100 basis points in the discount rate, with all other assumptions unchanged, would have increased the fair value of the acquired customer relationship intangible assets in the aggregate for both of these acquisitions combined by $1.7 million, with an offsetting decrease to goodwill.

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

        Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Goodwill and intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2012, 2013 and 2014 and concluded that goodwill was not impaired as of those dates. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of October 1, 2014 that exceeded their carrying values by greater than 15%. As of December 31, 2014, no factors were identified that would alter our October 1, 2014 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2013 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe in which we operate, excluding Russia and Ukraine ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine ("Emerging Market Joint Ventures"). The carrying value of goodwill, net for each of these reporting units as of December 31, 2013 is as follows (in thousands):

Carrying Value as of December 31, 2013
North America	$1,849,440
Western Europe	375,954
Emerging Markets	88,599
Latin America	93,149
Asia Pacific	56,210
Emerging Market Joint Ventures	—

Total	$2,463,352

        Beginning January 1, 2014, as a result of the changes in our reportable segments associated with our reorganization (see Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments), we now have 12 reporting units. Our North American Records and Information Management Business segment includes the following three reporting units: (1) North American Records and Information Management; (2) Intellectual Property Management; and (3) Fulfillment Services. The North American Data Management Business segment is a separate reporting unit. The Emerging Businesses reporting unit (which primarily relates to our data center business in the United States and which is a component of Corporate and Other) is also a reporting unit. Additionally, the International Business segment consists of the following seven reporting units: (1) United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Luxembourg, Netherlands, Spain and Switzerland ("New Western Europe"); (2) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark ("New Emerging Markets"); (3) Latin America; (4) Australia and Singapore; (5) China and Hong Kong ("Greater China"); (6) India; and (7) Russia, Ukraine and Denmark. We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of fair value multiples of revenue and earnings and discounted cash flow techniques.

        As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test as of January 1, 2014 on the basis of these new reporting units during the first quarter of 2014. We concluded that the goodwill for each of our new reporting units was not impaired as of such date. The carrying value of goodwill, net for each of these reporting units as of December 31, 2014 is as follows (in thousands):

Carrying Value as of December 31, 2014
North American Records and Information Management	$1,397,484
Intellectual Property Management	38,491
Fulfillment Services	3,247
North American Data Management	375,957
Emerging Businesses	—
New Western Europe	354,049
New Emerging Markets	87,408
Latin America	107,240
Australia and Singapore	55,779
Greater China	3,500
India	—
Russia, Ukraine and Denmark	628

Total	$2,423,783

        Reporting unit valuations have been determined using a combined approach based on the present value of future cash flows and market multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

        Although we believe we have sufficient historical and projected information available to us to test for impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. As a measure of sensitivity, we have grouped each of our reporting units according to the amount by which each reporting unit's fair value exceeded its carrying value in the goodwill impairment test. A hypothetical decrease of 10% in the expected annual future cash flows, with all other assumptions unchanged, would have decreased the fair value of our reporting units as of October 1, 2014 by a range of approximately 9.1% to 10.4% but would not, however, have resulted in the carrying value of any of our reporting units with goodwill exceeding their fair value. A hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the fair value of our reporting units as of October 1, 2014 by a range of approximately 3.9% to 11.6% but would not, however, have resulted in the carrying value of any of our reporting units with goodwill exceeding their fair value.

Income Taxes

        As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014; this built-in gains tax will also be imposed on our depreciation recapture recognized into income in 2014 and subsequent taxable years as a result of accounting method changes commenced in our pre-REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standards as defined in GAAP.

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $88.1 million ($0, tax effected) at December 31, 2014 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have state net operating loss carryforwards, which expire in 2015 through 2033, of $74.4 million ($0.1 million, tax effected) at December 31, 2014 to reduce future state taxable income, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $64.6 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 62%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets, and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2013 and 2014, we had approximately $51.1 million and $56.0 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the United States. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the United States, and, therefore, during 2014, we recognized an increase in our tax provision from continuing operations in the amount of $46.4 million, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level.

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) ("ASU 2014-08"). ASU 2014-08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Under this guidance, we expect fewer dispositions to qualify as discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued. We adopted ASU 2014-08 effective April 1, 2014.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013 and Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

	Year Ended December 31,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$3,024,623	$3,117,693	$93,070	3.1%
Operating Expenses	2,535,376	2,568,416	33,040	1.3%

Operating Income	489,247	549,277	60,030	12.3%
Other Expenses, Net	390,086	220,322	(169,764)	(43.5)%

Income from Continuing Operations	99,161	328,955	229,794	231.7%
Income (Loss) from Discontinued Operations, Net of Tax	831	(209)	(1,040)	(125.2)%

Net Income	99,992	328,746	228,754	228.8%
Net Income Attributable to Noncontrolling Interests	3,530	2,627	(903)	25.6%

Net Income Attributable to Iron Mountain Incorporated	$96,462	$326,119	$229,657	238.1%

Adjusted OIBDA(1)	$894,581	$925,797	$31,216	3.5%

Adjusted OIBDA Margin(1)	29.6%	29.7%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2012	2013
Revenues	$3,003,955	$3,024,623	$20,668	0.7%
Operating Expenses	2,448,489	2,535,376	86,887	3.5%

Operating Income	555,466	489,247	(66,219)	(11.9)%
Other Expenses, Net	372,759	390,086	17,327	4.6%

Income from Continuing Operations	182,707	99,161	(83,546)	(45.7)%
(Loss) Income from Discontinued Operations, Net of Tax	(6,774)	831	7,605	112.3%
Loss on Sale of Discontinued Operations, Net of Tax	(1,885)	—	1,885	100.0%

Net Income	174,048	99,992	(74,056)	(42.5)%
Net Income Attributable to Noncontrolling Interests	3,126	3,530	404	(12.9)%

Net Income Attributable to Iron Mountain Incorporated	$170,922	$96,462	$(74,460)	(43.6)%

Adjusted OIBDA(1)	$910,917	$894,581	$(16,336)	(1.8)%

Adjusted OIBDA Margin(1)	30.3%	29.6%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization, Intangible Impairments, (Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net and REIT Costs ('Adjusted OIBDA')" in this Annual Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2013	2014		Actual
Storage Rental	$1,784,721	$1,860,243	$75,522	4.2%	5.4%	2.2%
Service	1,239,902	1,257,450	17,548	1.4%	2.8%	(0.7)%

Total Revenues	$3,024,623	$3,117,693	$93,070	3.1%	4.3%	1.0%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2012	2013		Actual
Storage Rental	$1,733,138	$1,784,721	$51,583	3.0%	3.6%	2.1%
Service	1,270,817	1,239,902	(30,915)	(2.4)%	(1.6)%	(3.4)%

Total Revenues	$3,003,955	$3,024,623	$20,668	0.7%	1.4%	(0.2)%

(1)
Constant currency growth rates are calculated by translating the 2013 results at the 2014 average exchange rates and the 2012 results at the 2013 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage rental revenues increased $75.5 million, or 4.2%, to $1,860.2 million for the year ended December 31, 2014 and $51.6 million, or 3.0%, to $1,784.7 million for the year ended December 31, 2013, in comparison to the years ended December 31, 2013 and 2012, respectively. The growth rate for the year ended December 31, 2014 consists primarily of internal revenue growth of 2.2%. Net acquisitions/divestitures contributed 3.2% of the increase in reported storage rental revenues in 2014 over 2013. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2014 by approximately 1.2%. Our consolidated storage rental revenue growth in 2014 was driven by sustained storage rental internal growth of 0.3%, 2.3% and 6.3% in our North American Records and Information Management Business, North American Data Management Business and International Business segments, respectively. Global records management net volumes in 2014 increased by 3.6% over the ending volume at December 31, 2013, supported by 12.3% volume increases in our International Business segment, which was driven by growth from both emerging and developed markets as well as recent acquisitions. The growth rate for the year ended December 31, 2013 consists primarily of internal revenue growth of 2.1%. Net acquisitions/divestitures contributed 1.5% of the increase in reported storage rental revenues in 2013 over 2012. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2013 by approximately 0.6%. Our consolidated storage rental revenue growth in 2013 was driven by sustained storage rental internal growth of 0.4%, 1.5% and 6.2% in our North American Records and Information Management Business, North American Data Management Business and International Business segments, respectively.

        Consolidated service revenues increased $17.5 million, or 1.4%, to $1,257.5 million for the year ended December 31, 2014 from $1,239.9 million for the year ended December 31, 2013. Service revenue internal growth was negative 0.7% for the year ended December 31, 2014. The negative service revenue internal growth for 2014 reflects a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American

Data Management Business segment as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 1.4% in 2014 over 2013. Net acquisitions/divestitures contributed 3.5% of the increase of reported service revenues in 2014. Consolidated service revenues decreased $30.9 million, or 2.4%, to $1,239.9 million for the year ended December 31, 2013 from $1,270.8 million for the year ended December 31, 2012. Service revenue internal growth was negative 3.4% for the year ended December 31, 2013. The negative service revenue internal growth for 2013 reflects a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations decreased reported service revenues by 0.8% in 2013 over 2012. Net acquisitions/divestitures partially offset the decrease in reported consolidated service revenues and contributed an increase of 1.8% of reported service revenues in 2013.

        For the reasons stated above, our consolidated revenues increased $93.1 million, or 3.1%, to $3,117.7 million for the year ended December 31, 2014 from $3,024.6 million for the year ended December 31, 2013. Internal revenue growth was 1.0% for 2014. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 1.2% primarily due to the weakening of the Australian dollar, Brazilian real and Canadian dollar against the United States dollar, partially offset by a strengthening of the British pound sterling and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisitions/divestitures contributed an increase of 3.3% of total reported revenues in 2014 over the same period in 2013. Our consolidated revenues increased $20.7 million, or 0.7%, to $3,024.6 million for the year ended December 31, 2013 from $3,004.0 million for the year ended December 31, 2012. Internal revenue growth was negative 0.2% for 2013. For the year ended December 31, 2013, foreign currency exchange rate fluctuations decreased our consolidated revenues by 0.7% primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling and Canadian dollar, offset by an increase of the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisitions/divestitures partially offset the decrease in reported consolidated revenues and contributed an increase of 1.6% of total reported revenues in 2013 over the same period in 2012.

Internal Growth—Eight-Quarter Trend

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	2.5%	2.3%	2.3%	1.3%	1.4%	1.6%	2.2%	3.5%
Service Revenue	(6.5)%	(1.9)%	(0.9)%	(4.4)%	(0.7)%	(1.9)%	(2.7)%	2.3%
Total Revenue	(1.4)%	0.5%	1.0%	(1.1)%	0.5%	0.1%	0.2%	3.0%

        We expect our consolidated internal revenue growth rate for 2015 to be approximately 0% to 2%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past eight quarters, averaging between 2.1% and 2.2% for full-year 2013 and 2014. At various points in the economic cycle, storage rental internal growth may be influenced by changes in pricing and volume. Recently, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. In addition, we are working on enhancing our pricing strategy through implementing a statistically based approach, which enables customized pricing based on customer profiles and needs. Within our International Business segment, the developed markets are generating consistent low-to-mid single-digit storage rental revenue growth, and the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage in the North American Records and Information Management Business and the North American Data Management Business segments and secure shredding revenues; and (2) softness in some of our other service lines, such as fulfillment services.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
Labor	$638,403	$674,658	$36,255	5.7%	7.7%	21.1%	21.6%	0.5%
Facilities	413,675	440,408	26,733	6.5%	7.5%	13.7%	14.1%	0.4%
Transportation	123,179	118,027	(5,152)	(4.2)%	(2.6)%	4.1%	3.8%	(0.3)%
Product Cost of Sales and Other	113,621	111,543	(2,078)	(1.8)%	0.0%	3.8%	3.6%	(0.2)%

	$1,288,878	$1,344,636	$55,758	4.3%	6.0%	42.6%	43.1%	0.5%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
Labor	$625,922	$638,403	$12,481	2.0%	3.1%	20.8%	21.1%	0.3%
Facilities	421,098	413,675	(7,423)	(1.8)%	(0.9)%	14.0%	13.7%	(0.3)%
Transportation	126,023	123,179	(2,844)	(2.3)%	(1.1)%	4.2%	4.1%	(0.1)%
Product Cost of Sales and Other	104,070	113,621	9,551	9.2%	10.2%	3.5%	3.8%	0.3%

	$1,277,113	$1,288,878	$11,765	0.9%	1.9%	42.5%	42.6%	0.1%

Labor

        Labor expense increased to 21.6% of consolidated revenues for the year ended December 31, 2014 compared to 21.1% for the year ended December 31, 2013. Labor expense for the year ended December 31, 2014 increased by 7.7% on a constant dollar basis compared to the year ended December 31, 2013 primarily due to incremental labor costs associated with acquisitions completed during fiscal year 2014 and the fourth quarter of 2013, as well as merit increases, partially offset by a $2.2 million decrease in restructuring costs. Labor costs were favorably impacted by 2.0 percentage points due to currency rate changes during the year ended December 31, 2014.

        Labor expense increased to 21.1% of consolidated revenues for the year ended December 31, 2013 compared to 20.8% for the year ended December 31, 2012. Labor expense for the year ended December 31, 2013 increased by 3.1% on a constant dollar basis compared to the year ended December 31, 2012 primarily due to $10.7 million of incremental labor costs associated with fiscal year 2013 acquisitions, as well as $3.4 million of restructuring costs that were incurred in 2013. Labor costs were favorably impacted by 1.1 percentage points due to currency rate changes during the year ended December 31, 2013.

Facilities

        Facilities costs increased to 14.1% of consolidated revenues for the year ended December 31, 2014, compared to 13.7% for the year ended December 31, 2013. Rent expense, which, on a constant dollar basis, increased by $10.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the impact of acquisitions completed during fiscal year 2014 and the fourth quarter of 2013. Other facilities costs increased by $19.9 million on a constant dollar basis for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to higher utilities of $4.0 million and building maintenance costs of $6.5 million, as well as higher insurance costs of $3.5 million associated with a fire at one of our facilities in Buenos Aires, Argentina on February 5, 2014 (described at Note 10.g. to Notes to Consolidated Financial Statements included in this Annual Report). Facilities costs were favorably impacted by 1.0 percentage points due to currency rate changes during the year ended December 31, 2014.

        Facilities costs decreased to 13.7% of consolidated revenues for the year ended December 31, 2013, compared to 14.0% for the year ended December 31, 2012. The largest component of our facilities cost is rent expense, which, on a constant dollar basis, decreased by $6.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of our ongoing facility consolidation efforts. This decrease was partially offset by $4.8 million of costs associated with 2013 acquisitions. Facilities costs were favorably impacted by 0.9 percentage points due to currency rate changes during the year ended December 31, 2013.

Transportation

        Transportation expenses decreased by $3.2 million on a constant dollar basis during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of decreased fuel and maintenance costs of $1.3 million and $0.9 million, respectively. Transportation expenses were favorably impacted by 1.6 percentage points due to currency rate changes during the year ended December 31, 2014.

        Transportation expenses decreased by $1.4 million on a constant dollar basis during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of a decrease in vehicle lease expense, primarily associated with our United Kingdom operations, due to the capitalization of leased vehicles upon renewal. Although the aggregate lease cost has not changed, the categorization of charges did change, resulting in the cost being allocated to depreciation and interest. Transportation expenses were favorably impacted by 1.2 percentage points due to currency rate changes during the year ended December 31, 2013.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the year ended December 31, 2014, product cost of sales and other decreased by $2.1 million compared to the year ended December 31, 2013 on an actual basis, primarily due to a reduction in costs associated with special projects. These costs were favorably impacted by 1.8 percentage points due to currency rate changes during the year ended December 31, 2014.

        For the year ended December 31, 2013, product cost of sales and other increased by $9.6 million compared to the year ended December 31, 2012 on an actual basis, primarily as a result of higher move costs associated with facility consolidations, as well as $1.5 million of incremental costs incurred associated with 2013 acquisitions. These costs were favorably impacted by 1.0 percentage points due to currency rate changes during the year ended December 31, 2013.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consists of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2013	2014		Actual		2013	2014
General and Administrative	$595,699	$538,657	$(57,042)	(9.6)%	(8.8)%	19.7%	17.3%	(2.4)%
Sales, Marketing & Account Management	219,143	213,532	(5,611)	(2.6)%	(1.8)%	7.2%	6.8%	(0.4)%
Information Technology	97,868	103,174	5,306	5.4%	6.1%	3.2%	3.3%	0.1%
Bad Debt Expense	11,321	14,209	2,888	25.5%	27.4%	0.4%	0.5%	0.1%

	$924,031	$869,572	$(54,459)	(5.9)%	(5.1)%	30.6%	27.9%	(2.7)%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2012	2013		Actual		2012	2013
General and Administrative	$508,365	$595,699	$87,334	17.2%	18.0%	16.9%	19.7%	2.8%
Sales, Marketing & Account Management	235,449	219,143	(16,306)	(6.9)%	(6.3)%	7.8%	7.2%	(0.6)%
Information Technology	98,234	97,868	(366)	(0.4)%	0.4%	3.3%	3.2%	(0.1)%
Bad Debt Expense	8,323	11,321	2,998	36.0%	38.7%	0.3%	0.4%	0.1%

	$850,371	$924,031	$73,660	8.7%	9.4%	28.3%	30.6%	2.3%

General and Administrative

        General and administrative expenses decreased to 17.3% of consolidated revenues during the year ended December 31, 2014 compared to 19.7% in the year ended December 31, 2013. On a constant dollar basis, general and administrative expenses decreased by $52.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily driven by a $60.6 million decrease in REIT Costs and a $15.3 million decrease in restructuring costs. These decreases were partially offset by increased compensation costs of $15.1 million, primarily associated with merit increases, higher incentive compensation and the associated payroll taxes, as well as $7.2 million of incremental general and administrative expenses associated with international acquisitions completed during fiscal year 2014 and the fourth quarter of 2013. General and administrative expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2014.

        General and administrative expenses increased to 19.7% of consolidated revenues during the year ended December 31, 2013 compared to 16.9% in the year ended December 31, 2012. On a constant dollar basis, general and administrative expenses increased by $91.0 million during the year ended

December 31, 2013 compared to the year ended December 31, 2012. Included in general and administrative expenses for the year ended December 31, 2013 were $82.9 million of REIT Costs compared to $34.4 million for the year ended December 31, 2012. The increase during the year ended December 31, 2013 compared to the year ended December 31, 2012 also included a $31.7 million increase in compensation expenses, primarily associated with restructuring costs, $5.1 million of incremental costs associated with 2013 acquisitions and a $4.8 million increase in software license fees. General and administrative expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2013.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the year ended December 31, 2014 compared to 7.2% in 2013. On a constant dollar basis, the decrease of $4.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to a decrease in compensation expense of $3.5 million as a result of the organizational restructuring initiated in 2013 and completed in 2014. Sales, marketing and account management expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2014.

        Sales, marketing and account management expenses decreased to 7.2% of consolidated revenues during the year ended December 31, 2013 compared to 7.8% for the year ended December 31, 2012. On a constant dollar basis, the decrease of $14.8 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to a decrease of $15.4 million in compensation expense within our North American Records and Information Management Business segment and $3.1 million in compensation expense within our North American Data Management Business segment as a result of restructuring in the fourth quarter of 2012. This decrease was partially offset by $1.1 million of incremental costs incurred associated with 2013 acquisitions. Sales, marketing and account management expenses were favorably impacted by 0.6 percentage points due to currency rate changes during the year ended December 31, 2013.

Information Technology

        On a constant dollar basis, information technology expenses increased $6.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased professional fees of $2.4 million and software license fees of $1.0 million, as well as an increase in compensation expenses of $2.9 million related to the mix of project work year over year performed by internal personnel associated with capital versus maintenance initiatives. Information technology expenses were favorably impacted by 0.7 percentage points due to currency rate changes during the year ended December 31, 2014.

        On a constant dollar basis, information technology expenses increased $0.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to incremental costs associated with 2013 acquisitions. Information technology expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2013.

Bad Debt Expense

        Consolidated bad debt expense for the year ended December 31, 2014 increased $2.9 million to $14.2 million (0.5% of consolidated revenues) from $11.3 million (0.4% of consolidated revenues) for the year ended December 31, 2013. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense for the year ended December 31, 2013 increased $3.0 million to $11.3 million (0.4% of consolidated revenues) from $8.3 million (0.3% of consolidated revenues) for the year ended December 31, 2012.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net

        Depreciation expense increased $21.7 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively, compared to the years ended December 31, 2013 and 2012, respectively, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

        Amortization expense increased $9.4 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively, compared to the years ended December 31, 2013 and 2012, respectively, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss on sale of real estate as a component of operating income, but we will continue to report it as a component of income (loss) from continuing operations. We will continue to report the (gain) loss on sale of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.

        Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.1 million for the year ended December 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.4 million for the year ended December 31, 2013 and consisted of $1.7 million of asset write-offs in our North American Records and Information Management Business segment, approximately $0.3 million of asset write-offs in our Corporate and Other segment and approximately $0.9 million of asset write-offs associated with our European operations, partially offset by gains of approximately $2.5 million on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $4.7 million for the year ended December 31, 2012 and consisted primarily of approximately $5.8 million, $0.7 million, $1.1 million and $0.5 million of asset write-offs in Europe, North American Records and Information Management Business, Emerging Businesses and Latin America, respectively, partially offset by approximately $3.5 million of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated with our North American Records and Information Management Business segment.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, consolidated operating income increased $60.0 million, or 12.3%, to $549.3 million (17.6% of consolidated revenues) for the year ended December 31, 2014 from $489.2 million (16.2% of consolidated revenues) for the year ended December 31, 2013, and consolidated Adjusted OIBDA increased $31.2 million, or 3.5%, to $925.8 million (29.7% of consolidated revenues) for the year ended December 31, 2014 from $894.6 million (29.6% of consolidated revenues) for the year ended December 31, 2013.

        As a result of the foregoing factors, consolidated operating income decreased $66.2 million, or 11.9%, to $489.2 million (16.2% of consolidated revenues) for the year ended December 31, 2013 from $555.5 million (18.5% of consolidated revenues) for the year ended December 31, 2012, and consolidated Adjusted OIBDA decreased $16.3 million, or 1.8%, to $894.6 million (29.6% of consolidated revenues) for the year ended December 31, 2013 from $910.9 million (30.3% of consolidated revenues) for the year ended December 31, 2012.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $6.5 million to $260.7 million (8.4% of consolidated revenues) for the year ended December 31, 2014 from $254.2 million (8.4% of consolidated revenues) for the year ended December 31, 2013 primarily due to the issuance in August 2013 of (i) $600.0 million in aggregate principal of the 6% Senior Notes due 2023 (the "6% Notes") by IMI and (ii) 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 (the "CAD Notes") by Iron Mountain Canada Operations ULC ("Canada Company"), as well as the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal of the 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"). This increase was partially offset by (1) the early retirement in August 2013 of (i) 175.0 million CAD of the 7 1/2% CAD Senior Subordinated Notes due 2017 (the "7 1/2% Notes"), (ii) $50.0 million of the 8% Senior Subordinated Notes due 2018 (the "8% Notes"), (iii) $300.0 million of the 8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020") and (iv) $137.5 million of the 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes") as well as (2) the redemption in January 2014 of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"). Our weighted average interest rate was 5.6% at December 31, 2014 and 6.2% at December 31, 2013.

        Consolidated interest expense, net increased $11.6 million to $254.2 million (8.4% of consolidated revenues) for the year ended December 31, 2013 from $242.6 million (8.1% of consolidated revenues) for the year ended December 31, 2012 primarily due to the issuance of the 6% Notes, the CAD Notes and the issuance of $1.0 billion in aggregate principal of the 5 3/4% Senior Subordinated Notes due 2024 in August 2012. This increase was partially offset by the early retirement in August 2013 of the (i) 7 1/2% Notes, (ii) the 8% Notes , (iii) the 8% Notes due 2020 and (iv) $137.5 million of our 8 3/8% Notes as well as the early retirement in August 2012 of $320.0 million of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8 Notes") and $200.0 million of our 8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4 Notes").

Other Expense (Income), Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2013	2014
Foreign currency transaction losses, net	$36,201	$58,316	$22,115
Debt extinguishment expense, net	43,724	16,495	(27,229)
Other, net	(4,723)	(9,624)	(4,901)

	$75,202	$65,187	$(10,015)

	Year Ended December 31,
			Dollar Change
	2012	2013
Foreign currency transaction losses, net	$10,223	$36,201	$25,978
Debt extinguishment expense, net	10,628	43,724	33,096
Other, net	(4,789)	(4,723)	66

	$16,062	$75,202	$59,140

        Net foreign currency transaction losses of $58.3 million, based on period-end exchange rates, were recorded in the year ended December 31, 2014. Losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, British pound sterling, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from British pound sterling borrowings on our revolving credit facility, Australian dollar and British pound sterling forward contracts, and Euro denominated bonds issued by IMI.

        Net foreign currency transaction losses of $36.2 million, based on period-end exchange rates, were recorded in the year ended December 31, 2013. Losses resulted primarily from changes in the exchange rate of each of the Australian dollar, Brazilian real, Russian ruble and Euro against the United States dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European, Australian and Brazilian subsidiaries as well as British pound sterling debt and forward currency contracts, which were partially offset by gains as a result of an Australian forward currency contract, as well as changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2012 as it relates to our intercompany balances with and between our United Kingdom subsidiaries.

        Net foreign currency transaction losses of $10.2 million, based on period-end exchange rates, were recorded in the year ended December 31, 2012. Losses were primarily a result of changes in the exchange rate of the Brazilian real, as this currency relates to our intercompany balances with and between our Brazilian subsidiaries, as well as additional losses associated with our British pound sterling and Euro denominated debt and forward foreign currency swap contracts denominated in British pounds sterling and Australian dollars. These losses were partially offset by gains resulting primarily from the change in the exchange rate of the British pound sterling, Euro and Australian dollar against the United States dollar compared to December 31, 2011, as it relates to our intercompany balances with and between our European and Australian subsidiaries.

        In December 2014, we recorded a debt extinguishment charge of $16.5 million related to the early redemption of $306.0 million in aggregate principal of the 8 3/8% Notes at 104.188% of par. This charge consists of call premiums, original issue discounts and deferred financing costs related to the 8 3/8% Notes. During the year ended December 31, 2013, we recorded a charge of $43.7 million related to the amendment of our former credit agreement in the third quarter of 2013, representing a write-off of deferred financing costs, and the early extinguishment of the 7 1/2% Notes, the 8% Notes, the 8% Notes due 2020 and a portion of the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and deferred financing costs related to this debt. During the year ended December 31, 2012, we recorded a charge of approximately $10.6 million related to the early extinguishment of $320.0 million of the 6 5/8% Notes and $200.0 million of the 8 3/4% Notes in the third quarter of 2012. This charge consists of the call premium associated with the 8 3/4% Notes and original issue discounts and deferred financing costs related to the 6 5/8% Notes and 8 3/4% Notes.

        Other, net in the year ended December 31, 2014 included income of $9.6 million. In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom in a stock transaction and recorded a pretax gain of approximately $6.9 million (see Note 16 to Notes to Consolidated Financial Statements included in this Annual Report). Also included in other, net in the year ended December 31, 2014 was approximately $0.9 million of royalty income and $1.1 million of gains associated with a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2013 consists primarily of $3.7 million of royalty income. Other, net in the year ended December 31, 2012 consists primarily of $2.7 million of royalty income, $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $1.3 million of gains associated with a deferred compensation plan we sponsor.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2012, 2013 and 2014 were 38.5%, 38.9% and (43.5)%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2012 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the year ended December 31, 2012, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which lowered our 2012 effective tax rate by 2.2%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2013 were the impact from the repatriation discussed below, which increased our 2013 effective tax rate by 13.1%, and state income taxes (net of federal tax benefit). These expenses were partially offset by a favorable impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

        During 2013, we completed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $252.7 million (approximately $65.2 million of which was previously subject to United States taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. As a result, we recorded an increase in our tax provision from continuing operations in the amount of $63.5 million in 2013. This increase was offset by decreases of $18.8 million from current year foreign tax credits and $23.3 million reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of $21.5 million in our tax provision from continuing operations.

        As a result of our REIT conversion, we recorded a net tax benefit of $212.2 million during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29.3 million associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46.4 million in our tax provision from the repatriation discussed below and other net tax adjustments related to the REIT conversion, including a tax benefit of $63.3 million primarily related to the dividends paid deduction. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the United States. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the United States, and, therefore, during 2014, we recognized an increase in our tax provision from continuing operations in the amount of $46.4 million, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances;

however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level.

        Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize foreign tax credits and net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Gain on Sale of Real Estate, Net of Tax

        Consolidated gain on sale of real estate for the year ended December 31, 2014 was $8.3 million, net of tax of $2.2 million associated with the sale of two buildings in the United Kingdom and a building in Canada. Consolidated gain on sale of real estate for the year ended December 31, 2013 was $1.4 million, net of tax of $0.4 million associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate for the year ended December 31, 2012 was $0.2 million, net of tax of $0.1 million associated with the sale of a building in the United Kingdom.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2014 increased $229.8 million, or 231.7%, to $329.0 million (10.6% of consolidated revenues) from income from continuing operations of $99.2 million (3.3% of consolidated revenues) for the year ended December 31, 2013. The increase in income from continuing operations is primarily due to a $159.4 million decrease in our provision for income taxes as a result of our REIT conversion and a $60.6 million decrease in REIT Costs in 2014 compared to 2013.

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2013 decreased $83.5 million, or 45.7%, to $99.2 million (3.3% of consolidated revenues) from income from continuing operations of $182.7 million (6.1% of consolidated revenues) for the year ended December 31, 2012. The decrease in income from continuing operations is primarily due to a $48.4 million increase in REIT Costs year over year, restructuring costs of $23.4 million and a $59.1 million increase in other expenses primarily associated with debt extinguishment costs and foreign exchange losses, partially offset by a lower income tax provision in 2013 compared to 2012.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $0.2 million for the year ended December 31, 2014, primarily related to legal reserves, offset by the recovery of insurance proceeds in excess of carrying value. Income from discontinued operations, net of tax was $0.8 million for the year ended December 31, 2013, which primarily represents the recovery of insurance proceeds in excess of carrying value. Loss from discontinued operations, net of tax was $6.8 million for the year ended December 31, 2012, primarily due to losses related to our Italian operations which we sold on April 27, 2012.

        We recorded a loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) during the year ended December 31, 2012 as a result of the sale of our Italian operations.

NONCONTROLLING INTERESTS

        Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $2.6 million, $3.5 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        As a result of certain organizational realignments effective January 1, 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014. As a result of the changes to our reportable segments, the former North American Business segment was separated into two unique reportable segments, which we refer to as (1) North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment. As a result, we have restated previously reported segment information.

        Our reportable operating segments are North American Records and Information Management Business, North American Data Management Business, International Business and Corporate and Other. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report. Our North American Records and Information Management Business segment offers storage and information management services throughout the United States and Canada, including Records Management; Destruction; DMS; Fulfillment Services; and Intellectual Property Management. Our North American Data Management Business segment offers storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including Data Protection & Recovery, server and computer backup services, digital content repository systems to house, distribute, and archive key media assets, and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients. Our International Business segment offers storage and information management services throughout Europe, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations provide Records Management, Data Protection & Recovery and DMS throughout Europe. Our Latin America operations provide Records Management, Data Protection & Recovery and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong-SAR and China. Prior to December 2014, our International Business segment offered Destruction in the United Kingdom, Ireland and Australia. See Note 16 to Notes to Consolidated Financial Statements included in this Annual Report for further disclosure related to the divestiture of these secure shredding operations in December 2014. Corporate and Other consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

North American Records and Information Management Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$1,057,126	$1,080,013	$22,887	2.2%	2.9%	0.3%
Service	712,107	715,348	3,241	0.5%	1.4%	(0.5)%

Segment Revenue	$1,769,233	$1,795,361	$26,128	1.5%	2.3%	0.0%

Segment Adjusted OIBDA(1)	$645,575	$690,419	$44,844

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	36.5%	38.5%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Storage Rental	$1,045,161	$1,057,126	$11,965	1.1%	0.4%	0.4%
Service	735,138	712,107	(23,031)	(3.1)%	(1.0)%	(3.9)%

Segment Revenue	$1,780,299	$1,769,233	$(11,066)	(0.6)%	(0.2)%	(1.4)%

Segment Adjusted OIBDA(1)	$665,655	$645,575	$(20,080)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.4%	36.5%

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the year ended December 31, 2014, reported revenue in our North American Records and Information Management Business segment increased 1.5% compared to the year ended December 31, 2013. This increase is primarily attributable to the impact of acquisitions of 2.3% in the year ended December 31, 2014 compared to the year ended December 31, 2013. Flat total internal growth was primarily the result of negative service internal growth of 0.5%, resulting from a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues, partially offset by storage rental revenue internal growth of 0.3% in the year ended December 31, 2014, primarily related to net price increases. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.8% compared to the year ended December 31, 2013 due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 200 basis points in the year ended December 31, 2014 compared to 2013, primarily due to decreases in restructuring charges and compensation expense as a result of the organizational restructuring initiated in the fourth quarter of 2013.

        During the year ended December 31, 2013, reported revenue in our North American Records and Information Management Business segment decreased 0.6% compared to the year ended December 31, 2012, primarily due to negative internal growth of 1.4%. For the year ended December 31, 2013, the negative internal growth was primarily driven by negative consolidated service internal growth of 3.9%, which was the result of a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues, partially offset by storage rental revenue internal growth of 0.4% in the year ended December 31, 2013 primarily related to net price increases. Adjusted OIBDA as a percentage of segment revenue declined 90 basis points in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to restructuring charges, partially offset by a decrease in compensation expense as a result of restructuring in sales, marketing and account management during the fourth quarter of 2012.

North American Data Management Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$241,772	$247,017	$5,245	2.2%	2.6%	2.3%
Service	154,747	143,190	(11,557)	(7.5)%	(7.0)%	(7.5)%

Segment Revenue	$396,519	$390,207	$(6,312)	(1.6)%	(1.1)%	(1.5)%

Segment Adjusted OIBDA(1)	$235,380	$224,696	$(10,684)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	59.4%	57.6%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Storage Rental	$237,947	$241,772	$3,825	1.6%	1.4%	1.5%
Service	166,306	154,747	(11,559)	(7.0)%	(6.3)%	(7.0)%

Segment Revenue	$404,253	$396,519	$(7,734)	(1.9)%	(1.7)%	(2.0)%

Segment Adjusted OIBDA(1)	$243,908	$235,380	$(8,528)

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.3%	59.4%

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the year ended December 31, 2014, reported revenue in our North American Data Management Business segment decreased 1.6% compared to the year ended December 31, 2013, primarily due to negative internal growth of 1.5%. The negative internal growth was primarily attributable to negative service internal growth of 7.5%, which was due to declines in service revenue activity levels as the storage business becomes more archival in nature, partially offset by storage rental revenue internal growth of 2.3% in the year ended December 31, 2014, primarily related to net price increases. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.5% compared to the year ended December 31, 2013 due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue declined 180 basis points in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the aforementioned negative internal growth, as well as costs not decreasing in proportion to the decline in revenue.

        During the year ended December 31, 2013, reported revenue in our North American Data Management Business segment decreased 1.9% compared to the year ended December 31, 2012, primarily due to negative internal growth of 2.0%. For the year ended December 31, 2013, the negative internal growth was primarily attributable to negative consolidated service internal growth of 7.0%, which was due to declines in service revenue activity levels as the storage business becomes more archival in nature, partially offset by storage rental revenue internal growth of 1.5% in the year ended December 31, 2013 primarily related to net price increases. Adjusted OIBDA as a percentage of segment revenue declined 90 basis points in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to restructuring charges, partially offset by a decrease in compensation expense as a result of restructuring in sales, marketing and account management in the fourth quarter of 2012.

International Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$473,723	$521,127	$47,404	10.0%	12.7%	6.3%
Service	371,876	397,418	25,542	6.9%	9.5%	2.0%

Segment Revenue	$845,599	$918,545	$72,946	8.6%	11.3%	4.5%

Segment Adjusted OIBDA(1)	$206,003	$214,891	$8,888

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	24.4%	23.4%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Storage Rental	$440,077	$473,723	$33,646	7.6%	9.5%	6.2%
Service	366,615	371,876	5,261	1.4%	3.5%	(0.5)%

Segment Revenue	$806,692	$845,599	$38,907	4.8%	6.8%	3.2%

Segment Adjusted OIBDA(1)	$173,620	$206,003	$32,383

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.5%	24.4%

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        Reported revenues in our International Business segment increased 8.6% during the year ended December 31, 2014 compared to the year ended December 31, 2013. Internal growth for the year ended December 31, 2014 was 4.5%, supported by 6.3% storage rental internal growth. Net acquisitions/divestitures contributed 6.8% of the increase in total reported revenue growth in the year ended December 31, 2014. Foreign currency fluctuations in 2014 resulted in decreased revenue in the year ended December 31, 2014, as measured in United States dollars, of approximately 2.7% as compared to the year ended December 31, 2013, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar, partially offset by a strengthening of the British pound sterling and the Euro against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased on a portfolio basis in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the impact associated with a fire at one of our facilities in Buenos Aires, Argentina on February 5, 2014 (described at Note 10.g. to Notes to Consolidated Financial Statements included in this Annual Report), as well as integration costs associated with recent international acquisitions.

        Reported revenues in our International Business segment increased 4.8% during the year ended December 31, 2013 compared to the year ended December 31, 2012. Internal growth for the year ended December 31, 2013 was 3.2%, supported by 6.2% storage rental internal growth, partially offset by negative total service internal growth of 0.5% as a result of lower shredding revenues. Acquisitions contributed 3.6% to total reported revenue growth in the year ended December 31, 2013. Foreign currency fluctuations in 2013, primarily in Europe, resulted in decreased revenue in the year ended December 31, 2013, as measured in United States dollars, of approximately 2.0% as compared to the year ended December 31, 2012. Adjusted OIBDA as a percentage of segment revenue increased in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate and Other

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$12,100	$12,086	$(14)	(0.1)%	(0.1)%	(0.1)%
Service	1,172	1,494	322	27.5%	27.5%	27.5%

Segment Revenue	$13,272	$13,580	$308	2.3%	2.3%	2.3%

Segment Adjusted OIBDA(1)	$(192,377)	$(204,209)	$(11,832)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.4)%	(6.6)%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2012	2013		Actual
Storage Rental	$9,954	$12,100	$2,146	21.6%	21.6%	21.6%
Service	2,757	1,172	(1,585)	(57.5)%	(57.5)%	(57.5)%

Segment Revenue	$12,711	$13,272	$561	4.4%	4.4%	4.4%

Segment Adjusted OIBDA(1)	$(172,266)	$(192,377)	$(20,111)

Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.7)%	(6.4)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

        During the year ended December 31, 2014, Adjusted OIBDA in the Corporate and Other segment as a percentage of consolidated revenue decreased by 20 basis points compared to the year ended

December 31, 2013, primarily due to increased insurance costs of $3.5 million associated with a fire at one of our facilities in Buenos Aires, Argentina on February 5, 2014 (described at Note 10.g. to Notes to Consolidated Financial Statements included in this Annual Report), higher professional fees of $2.6 million, restructuring costs of $1.5 million and REIT compliance costs.

        During the year ended December 31, 2013, Adjusted OIBDA in the Corporate and Other segment as a percentage of consolidated revenue decreased by 70 basis points compared to the year ended December 31, 2012, primarily due to an $11.7 million increase in compensation costs, primarily associated with employee compensation and restructuring costs, an $8.7 million increase in professional fees and legal reserves, and the costs associated with the decision to discontinue work on a data archiving solution recorded in 2013.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2012	2013	2014
Cash flows from operating activities—continuing operations	$443,652	$506,593	$472,948
Cash flows from investing activities—continuing operations	(394,064)	(632,750)	(479,978)
Cash flows from financing activities—continuing operations	28,269	18,564	19,857
Cash and cash equivalents at the end of year	243,415	120,526	125,933

        Net cash provided by operating activities from continuing operations was $472.9 million for the year ended December 31, 2014 compared to $506.6 million for the year ended December 31, 2013. The 6.6% year-over-year decrease resulted primarily from an increase in cash used in working capital of $74.7 million primarily related to the timing and payments of certain accrued expenses and deferred revenue liabilities, offset by an increase in net income, including non-cash charges and realized foreign exchange losses, of $41.1 million.

        Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the year ended December 31, 2014 amounted to $361.9 million, $128.1 million and $34.4 million, respectively. For the year ended December 31, 2014, these expenditures were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand, borrowings under the Credit Agreement, proceeds from the sale of property, plant and equipment and the divestiture of our International Shredding Operations. Excluding potential future acquisitions and additional real estate purchases above our plan, we expect our capital expenditures to be approximately $330.0 million to $360.0 million in the year ending December 31, 2015 (inclusive of approximately $25.0 million in planned real estate purchases).

        Net cash provided by financing activities from continuing operations was $19.9 million for the year ended December 31, 2014. During 2014, we received $642.4 million in net proceeds from the issuance of the GBP Notes, net receipts of $460.5 million of other debt (primarily associated with our Credit Agreement, defined below) and $44.3 million from proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions for the retirement of $247.3 million of the 7 1/4% Notes, the early redemption of $306.0 million of our 8 3/8% Notes for approximately $319.1 million (inclusive of call premium payment), for payment of dividends in the amount of $542.3 million on our common stock and net payments of $14.8 million associated with our noncontrolling interest holders.

Dividends

        See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report for information on dividends.

Financial Instruments and Debt

        Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and two "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2014, our cash and cash equivalents and restricted cash balance was $159.8 million, including money market funds and time deposits amounting to $53.0 million. The money market funds are invested substantially in United States Treasuries.

        Our consolidated debt as of December 31, 2014 comprised the following (in thousands):

Revolving Credit Facility(1)	$883,428
Term Loan(1)	249,375
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	308,616
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes ")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	106,030
CAD Notes(3)	172,420
GBP Notes(4)	622,960
6% Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Real Estate Mortgages, Capital Leases and Other(5)	320,702

Total Long-term Debt	4,663,531
Less Current Portion	(52,095)

Long-term Debt, Net of Current Portion	$4,611,436

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility.

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by substantially all of its direct and indirect 100% owned United States subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, IME and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the CAD Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(4)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(5)
Includes (a) real estate mortgages of $5.1 million, (b) capital lease obligations of $241.9 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $73.7 million.

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility. On September 24, 2014, we borrowed an additional $250.0 million in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan will begin amortizing in quarterly installments in an amount equal to $0.6 million per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility.

        The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of December 31, 2014, we had $883.4 million and $249.4 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $883.4 million of outstanding borrowings under the Revolving Credit Facility, $680.2 million was denominated in United States dollars, 77.2 million was denominated in Canadian dollars, 64.3 million was denominated in Euros and 71.6 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $10.4 million. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $606.2 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of December 31, 2014. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 5.1% as of December 31, 2014 and the interest rate in effect under the Term Loan as of December 31, 2014 was 2.4%. For the years ended December 31, 2012, 2013 and 2014, we recorded commitment fees and letters of credit fees of $2.3 million, $3.2 million and $3.3 million, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5.5 million to other expense (income), net in the third quarter of 2013 related to an amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.4 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.6 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.7 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 at both December 31, 2013 and 2014 compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

        In August 2013, IMI completed an underwritten public offering of $600.0 million in aggregate principal amount of 6% Notes, and Canada Company completed an underwritten public offering of 200.0 million CAD in aggregate principal amount of CAD Notes, both of which were issued at 100% of par. The net proceeds to IMI and Canada Company of $782.3 million, after paying the underwriters' discounts and commissions, were used to redeem (1) all of the outstanding 7 1/2% Notes, (2) all of the outstanding 8% Notes due 2018, (3) all of the outstanding 8% Notes due 2020, and (4) $137.5 million in principal amount of the 8 3/8% Notes. The remaining net proceeds were used to repay indebtedness under our Revolving Credit Facility. We recorded a charge to other expense (income), net of $38.1 million in the third quarter of 2013 related to the early extinguishment of this debt. This charge consists of call and tender premiums, original issue discounts and deferred financing costs related to this debt.

        In January 2014, we redeemed the 150.0 million British pounds sterling (approximately $248.0 million) in aggregate principal amount of the 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        In September 2014, IME completed a private offering of 400.0 million British pounds sterling in aggregate principal amount of the GBP Notes, which were issued at 100% of par. The net proceeds to IME of 394.0 million British pounds sterling (approximately $642.0 million based on an exchange rate of 1.63), after paying the initial purchasers' commissions and expenses, were used to repay amounts outstanding under our Revolving Credit Facility and for general corporate purposes.

        In December 2014, we redeemed $306.0 million aggregate principal outstanding of our 8 3/8% Notes at 104.188% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility. We recorded a charge to other expense (income), net of $16.5 million related to the early extinguishment of this debt in the fourth quarter of 2014 representing the call premium associated with the early redemption, as well as a write-off of original issue discounts and deferred financing costs related to this debt.

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

Acquisitions

        In January 2014, in order to enhance our existing operations in Australia, we acquired the stock of Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15.3 million.

        In February 2014, in order to enhance our existing operations in Turkey, we acquired the stock of RM Arşiv Yönetim Hizmetleri Ticaret Anonim Şirketi, a storage rental and records management business with operations in Turkey, for approximately $21.2 million, of which $16.8 million was paid in the first quarter of 2014, with the remainder paid in the first quarter of 2015.

        In April 2014, in order to enhance our existing operations in Poland, we acquired the stock of OSG Polska sp. z.o.o., a storage rental and records management business with operations in Poland, for approximately $13.7 million.

        In September 2014, we purchased our joint venture partners' noncontrolling interests in the businesses we operate in Russia, Ukraine and Denmark, which we had previously consolidated. The purchase price of approximately $24.5 million is comprised of $17.9 million paid at closing, $2.1 million payable in 2017 and $4.5 million payable in 2020. Of the $17.9 million paid at closing, approximately $12.0 million was associated with the underlying shares owned by our joint venture partners and approximately $6.0 million was associated with the payment of outstanding loans between the joint venture and the joint venture partners.

        In October 2014, in order to enhance our existing operations in Brazil, we acquired the stock of Keepers Brasil Ltda, a storage rental and data management business in Sao Paulo, Brazil, for approximately $46.2 million. The purchase price includes $5.4 million held in escrow to secure indemnification obligations of the former owners of the business to us.

        In December 2014, in order to enhance our North American records management operations, we acquired the stock of Canadian-based Securit Records Management for approximately $29.5 million. Included in the purchase price is approximately $1.3 million held in escrow to secure indemnification obligations and certain working capital adjustments.

Divestitures

        In December 2014, we divested our International Shredding Operations in a stock transaction for approximately $26.2 million in cash at closing, including $1.5 million being held in escrow. The assets sold primarily consisted of customer contracts and certain long-lived assets.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$241,866	$38,761	$70,155	$42,828	$90,122
Long-Term Debt Obligations (excluding Capital Lease Obligations)	4,422,903	13,334	1,180,746	720,798	2,508,025
Interest Payments(1)	1,797,236	253,065	441,346	404,234	698,591
Operating Lease Obligations(2)	2,229,941	227,771	419,419	367,544	1,215,207
Purchase and Asset Retirement Obligations	94,672	43,908	31,558	3,999	15,207

Total(3)	$8,786,618	$576,839	$2,143,224	$1,539,403	$4,527,152

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2014; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $16.7 million in total (including $5.7 million, $7.9 million, $2.1 million and $1.0 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)
The table above excludes $56.0 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

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

Net Operating Losses

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $88.1 million ($0, tax effected) at December 31, 2014 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have state net operating loss carryforwards, which expire in 2015 through 2033, of $74.4 million ($0.1 million, tax effected) at December 31, 2014 to reduce future state taxable income, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $64.6 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 62%.

Inflation

        Certain of our expenses, such as wages and benefits, insurance, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through increased operating efficiencies, the negotiation of favorable long-term real estate leases and customer contracts which contain provisions for inflationary price escalators, we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage rental or service charges.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

        Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and two "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2014, our cash and cash equivalents and restricted cash balance was $159.8 million, including money market funds and time deposits amounting to $53.0 million. The money market funds are invested substantially in United States Treasuries.

Interest Rate Risk

        Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business at attractive rates, thereby helping to preserve our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 3 and 4 to Notes to Consolidated Financial Statements included in this Annual Report.

        As of December 31, 2014, we had $1,134.6 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2.7%, and $3,528.9 million of fixed rate debt outstanding. As of December 31, 2014, approximately 76% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2014 would have been reduced by approximately $3.7 million. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2014.

Currency Risk

        Our investments in IME, Canada Company, Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd., Iron Mountain Australia Pty Ltd., Iron Mountain CIS and our other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the United States dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the British pound sterling, Euro, Canadian dollar, Brazilian real, Australian dollar and the Russian ruble. Declines in the value of the local currencies in which we are paid relative to the United States dollar will cause revenues in United States dollar terms to decrease and dollar-denominated liabilities to increase in local currency.

        The impact of currency fluctuations on our earnings is mitigated significantly by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our United States-based subsidiaries. In addition, our treasury centers in Switzerland, our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or Iron Mountain Information Management, LLC, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada and Continental Europe. IME has financed its capital needs through direct borrowings in British pounds sterling under the GBP Notes. Similarly, Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and the CAD Notes. This creates a tax efficient natural currency hedge. Specifically, through our 255.0 million 6 3/4% Notes, we effectively hedge our outstanding intercompany loans denominated in Euros. We designated a portion of our 6 3/4% Notes issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $6.4 million ($6.3 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2014. As of December 31, 2014, cumulative net gains of $13.8 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have also entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2014, we had outstanding forward contracts to purchase 206.0 million Euros and sell $252.7 million United States dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges. During the year ended December 31, 2014, there was $21.1 million in net cash payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. We recorded net losses in connection with forward contracts of $18.0 million, including an unrealized foreign exchange loss of $2.4 million related to the Euro forward contracts in other expense (income), net in the accompanying statement of operations as of December 31, 2014. As of December 31, 2014, except as noted above, our currency exposures to intercompany balances are not hedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2014 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $70.4 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2014 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2015

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2015

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$120,526	$125,933
Restricted cash	33,860	33,860
Accounts receivable (less allowances of $34,645 and $32,141 as of
December 31, 2013 and 2014, respectively)	616,797	604,265
Deferred income taxes	17,623	14,192
Prepaid expenses and other	144,801	139,469

Total Current Assets	933,607	917,719
Property, Plant and Equipment:
Property, plant and equipment	4,631,067	4,668,705
Less—Accumulated depreciation	(2,052,807)	(2,117,978)

Property, Plant and Equipment, net	2,578,260	2,550,727
Other Assets, net:
Goodwill	2,463,352	2,423,783
Customer relationships and acquisition costs	605,484	607,837
Deferred financing costs	45,607	47,077
Other	26,695	23,199

Total Other Assets, net	3,141,138	3,101,896

Total Assets	$6,653,005	$6,570,342

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,583	$52,095
Accounts payable	216,456	203,014
Accrued expenses	461,338	404,485
Deferred revenue	238,724	197,142

Total Current Liabilities	969,101	856,736
Long-term Debt, net of current portion	4,119,139	4,611,436
Other Long-term Liabilities	68,219	73,506
Deferred Rent	104,244	104,051
Deferred Income Taxes	340,568	54,658
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 191,426,920 shares and 209,818,812 shares as of December 31, 2013 and 2014, respectively)	1,914	2,098
Additional paid-in capital	980,164	1,588,841
Earnings in excess of distributions (Distributions in excess of earnings)	67,820	(659,553)
Accumulated other comprehensive items, net	(8,660)	(75,031)

Total Iron Mountain Incorporated Stockholders' Equity	1,041,238	856,355

Noncontrolling Interests	10,496	13,600

Total Equity	1,051,734	869,955

Total Liabilities and Equity	$6,653,005	$6,570,342

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Storage rental	$1,733,138	$1,784,721	$1,860,243
Service	1,270,817	1,239,902	1,257,450

Total Revenues	3,003,955	3,024,623	3,117,693
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,277,113	1,288,878	1,344,636
Selling, general and administrative	850,371	924,031	869,572
Depreciation and amortization	316,344	322,037	353,143
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	4,661	430	1,065

Total Operating Expenses	2,448,489	2,535,376	2,568,416
Operating Income (Loss)	555,466	489,247	549,277
Interest Expense, Net (includes Interest Income of $2,418, $4,208 and $2,443 in 2012, 2013 and 2014, respectively)	242,599	254,174	260,717
Other Expense (Income), Net	16,062	75,202	65,187

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	296,805	159,871	223,373
Provision (Benefit) for Income Taxes	114,304	62,127	(97,275)
(Gain) Loss on Sale of Real Estate, Net of Tax	(206)	(1,417)	(8,307)

Income (Loss) from Continuing Operations	182,707	99,161	328,955
(Loss) Income from Discontinued Operations, Net of Tax	(6,774)	831	(209)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	(1,885)	—	—

Net Income (Loss)	174,048	99,992	328,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,126	3,530	2,627

Net Income (Loss) Attributable to Iron Mountain Incorporated	$170,922	$96,462	$326,119

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.05	$0.52	$1.68

Total (Loss) Income from Discontinued Operations	$(0.05)	$—	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.98	$0.51	$1.67

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.04	$0.52	$1.67

Total (Loss) Income from Discontinued Operations	$(0.05)	$—	$—

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.98	$0.50	$1.66

Weighted Average Common Shares Outstanding—Basic	173,604	190,994	195,278

Weighted Average Common Shares Outstanding—Diluted	174,867	192,412	196,749

Dividends Declared per Common Share	$5.1200	$1.0800	$5.3713

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Net Income (Loss)	$174,048	$99,992	$328,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	23,186	(31,532)	(66,867)
Market Value Adjustments for Securities	—	926	53

Total Other Comprehensive Income (Loss)	23,186	(30,606)	(66,814)

Comprehensive Income (Loss)	197,234	69,386	261,932
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,795	1,898	2,184

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$193,439	$67,488	$259,748

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
					Earnings in Excess of Distributions (Distributions in Excess of Earnings)
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,249,742	172,140,966	$1,721	$343,603	$898,053	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,045	73,453	1,958,690	20	73,433	—	—	—
Special distribution in connection with conversion to REIT (see Note 13)	—	17,009,281	170	559,840	(560,010)	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(328,707)	—	—	—	(328,707)	—	—
Currency translation adjustment	23,186	—	—	—	—	22,517	669
Net income (loss)	174,048	—	—	—	170,922	—	3,126
Noncontrolling interests equity contributions	836	—	—	—	—	—	836
Noncontrolling interests dividends	(1,722)	—	—	—	—	—	(1,722)
Purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, December 31, 2012	1,157,148	190,005,788	1,900	942,199	180,258	20,314	12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,389	50,479	1,421,132	14	50,465	—	—	—
Parent cash dividends declared	(208,900)	—	—	—	(208,900)	—	—
Currency translation adjustment	(31,532)	—	—	—	—	(29,900)	(1,632)
Market value adjustments for securities, net of tax	926	—	—	—	—	926	—
Net income (loss)	99,992	—	—	—	96,462	—	3,530
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(2,270)	—	—	—	—	—	(2,270)
Purchase of noncontrolling interests	(14,852)	—	—	(12,500)	—	—	(2,352)

Balance, December 31, 2013	1,051,734	191,426,920	1,914	980,164	67,820	(8,660)	10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax deficiency of $60	64,473	2,638,554	26	64,447	—	—	—
Parent cash dividends declared	(493,513)	—	—	—	(493,513)	—	—
Special distribution in connection with conversion to REIT (see Note 13)	—	15,753,338	158	559,821	(559,979)	—	—
Currency translation adjustment	(66,867)	—	—	—	—	(66,424)	(443)
Market value adjustments for securities, net of tax	53	—	—	—	—	53	—
Net income (loss)	328,746	—	—	—	326,119	—	2,627
Noncontrolling interests equity contributions	1,800	—	—	—	—	—	1,800
Noncontrolling interests dividends	(1,613)	—	—	—	—	—	(1,613)
Purchase of noncontrolling interests	(20,416)	—	—	(17,693)	—	—	(2,723)
Divestiture of noncontrolling interests	5,558	—	—	2,102	—	—	3,456

Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$174,048	$99,992	$328,746
Loss (Income) from discontinued operations	6,774	(831)	209
Loss (Gain) on sale of discontinued operations	1,885	—	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	280,598	282,856	304,557
Amortization (includes deferred financing costs and bond discount of $6,948, $7,258 and $8,009 in 2012, 2013 and 2014, respectively)	42,694	46,439	56,595
Stock-based compensation expense	30,360	30,354	29,624
(Benefit) provision for deferred income taxes	(77,201)	(99,432)	(270,790)
Loss on early extinguishment of debt, net	10,628	43,318	16,495
Loss (Gain) on disposal/write-down of property, plant and equipment, net (including real estate)	4,400	(1,417)	(9,447)
Foreign currency transactions and other, net	11,764	63,648	50,011
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(17,964)	(33,181)	113
Prepaid expenses and other	(58,400)	48,302	48,941
Accounts payable	(706)	24,168	16,870
Accrued expenses and deferred revenue	36,295	(5,120)	(101,427)
Other assets and long-term liabilities	(1,523)	7,497	2,451

Cash Flows from Operating Activities-Continuing Operations	443,652	506,593	472,948
Cash Flows from Operating Activities-Discontinued Operations	(10,916)	953	—

Cash Flows from Operating Activities	432,736	507,546	472,948
Cash Flows from Investing Activities:
Capital expenditures	(240,683)	(287,295)	(361,924)
Cash paid for acquisitions, net of cash acquired	(125,134)	(317,100)	(128,093)
Investment in restricted cash	1,498	(248)	—
Additions to customer relationship and acquisition costs	(28,872)	(30,191)	(34,447)
Investment in joint ventures	(2,330)	—	—
Proceeds from sales of property and equipment and other, net (including real estate)	1,457	2,084	44,486

Cash Flows from Investing Activities-Continuing Operations	(394,064)	(632,750)	(479,978)
Cash Flows from Investing Activities-Discontinued Operations	(6,136)	(4,937)	—

Cash Flows from Investing Activities	(400,200)	(637,687)	(479,978)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,844,693)	(5,526,672)	(8,824,711)
Proceeds from revolving credit and term loan facilities and other debt	2,731,185	5,661,750	9,285,187
Early retirement of senior subordinated notes	(525,834)	(685,134)	(566,352)
Net proceeds from sales of senior subordinated notes	985,000	—	—
Net proceeds from sales of senior notes	—	782,307	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	480	(18,236)	(14,770)
Stock repurchases	(38,052)	—	—
Parent cash dividends	(318,845)	(206,798)	(542,298)
Proceeds from exercise of stock options and employee stock purchase plan	40,244	17,664	44,290
Excess tax benefits (deficiency) from stock-based compensation	1,045	2,389	(60)
Payment of debt financing and stock issuance costs	(2,261)	(8,706)	(3,846)

Cash Flows from Financing Activities-Continuing Operations	28,269	18,564	19,857
Cash Flows from Financing Activities-Discontinued Operations	(39)	—	—

Cash Flows from Financing Activities	28,230	18,564	19,857
Effect of Exchange Rates on Cash and Cash Equivalents	2,804	(11,312)	(7,420)

Increase (Decrease) in Cash and Cash Equivalents	63,570	(122,889)	5,407
Cash and Cash Equivalents, Beginning of Year	179,845	243,415	120,526

Cash and Cash Equivalents, End of Year	$243,415	$120,526	$125,933

Supplemental Information:
Cash Paid for Interest	$231,936	$243,380	$257,599

Cash Paid for Income Taxes	$228,607	$125,624	$167,448

Non-Cash Investing and Financing Activities:
Capital Leases	$54,518	$48,488	$24,106

Accrued Capital Expenditures	$51,114	$79,153	$47,529

Dividends Payable	$53,042	$55,142	$6,182

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014
(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI") and its subsidiaries ("we" or "us"). We store records, primarily paper documents and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations.

        We previously disclosed that, as part of our plan to convert to a real estate investment trust ("REIT") for federal income tax purposes and elect REIT status effective January 1, 2014 (the "Conversion Plan"), we sought private letter rulings ("PLRs") from the United States Internal Revenue Service (the "IRS") relating to numerous technical tax issues, including classification of our steel racking structures as qualified real estate assets. We submitted the PLR requests in the third quarter of 2012, and on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014.

        In connection with the Conversion Plan, and, in particular, to impose ownership limitations customary for REITs, on January 20, 2015, we completed the merger with our predecessor and all outstanding shares of our predecessor's common stock were converted into a right to receive an equal number of shares of our common stock. Accordingly, references herein to our "common stock" refer to our common stock and the common stock of our predecessor, as applicable.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,860 as of both December 31, 2013 and 2014, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of United States Treasuries.

  d.
  Foreign Currency

        Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) the borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total loss on foreign currency transactions amounted to $10,223, $36,201 and $58,316 for the years ended December 31, 2012, 2013 and 2014, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2013 and 2014, none of our derivative instruments contained credit-risk related contingent features.

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

Range
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	3 to 10
Computer hardware and software	2 to 5

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2013	2014
Land	$203,423	$205,463
Buildings and building improvements	1,283,458	1,409,330
Leasehold improvements	499,906	467,176
Racking	1,536,212	1,559,383
Warehouse equipment/vehicles	365,171	341,393
Furniture and fixtures	53,590	53,189
Computer hardware and software	511,927	501,882
Construction in progress	177,380	130,889

	$4,631,067	$4,668,705

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
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

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2012, 2013 and 2014, we capitalized $26,755, $39,487 and $19,419 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

        We wrote off previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment (excluding real estate), net in the accompanying Consolidated Statements of Operations, by segment as follows:

	Year Ended December 31,
	2012	2013	2014
North American Records and Information Management Business	$—	$800	$1,000
North American Data Management Business	—	—	—
International Business	—	—	300
Corporate and Other	1,110	300	—

	$1,110	$1,100	$1,300

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2013	2014
Asset Retirement Obligations, beginning of the year	$10,982	$11,809
Liabilities Incurred	480	1,366
Liabilities Settled	(687)	(1,199)
Accretion Expense	1,123	1,121
Foreign Currency Exchange Movement	(89)	(200)

Asset Retirement Obligations, end of the year	$11,809	$12,897

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2012, 2013 and 2014 and concluded that goodwill was not impaired as of those dates. As of December 31, 2014, no factors were identified that would alter our October 1, 2014 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2013 were as follows: (1) North America; (2) United Kingdom, Ireland, Norway, Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); (3) the remaining countries in Europe in which we operate, excluding Russia and Ukraine ("Emerging Markets"); (4) Latin America; (5) Australia, China, Hong Kong and Singapore ("Asia Pacific"); and (6) India, Russia and Ukraine

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

("Emerging Market Joint Ventures"). The carrying value of goodwill, net for each of these reporting units as of December 31, 2013 is as follows:

Carrying Value as of December 31, 2013
North America	$1,849,440
Western Europe	375,954
Emerging Markets	88,599
Latin America	93,149
Asia Pacific	56,210
Emerging Market Joint Ventures	—

Total	$2,463,352

        Beginning January 1, 2014, as a result of the changes in our reportable segments associated with our reorganization (see Note 9 for a description of our reportable operating segments), we now have 12 reporting units. Our North American Records and Information Management Business segment includes the following three reporting units: (1) North American Records and Information Management; (2) Intellectual Property Management; and (3) Fulfillment Services. The North American Data Management Business segment is a separate reporting unit. The Emerging Businesses reporting unit (which primarily relates to our data center business in the United States and which is a component of Corporate and Other) is also a reporting unit. Additionally, the International Business segment consists of the following seven reporting units: (1) United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Luxembourg, Netherlands, Spain and Switzerland ("New Western Europe"); (2) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark ("New Emerging Markets"); (3) Latin America; (4) Australia and Singapore; (5) China and Hong Kong ("Greater China"); (6) India; and (7) Russia, Ukraine and Denmark. We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of fair value multiples of revenue and earnings and discounted cash flow techniques.

        As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test as of January 1, 2014 on the basis of these new reporting units during the first quarter of 2014. We

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

concluded that the goodwill for each of our new reporting units was not impaired as of such date. The carrying value of goodwill, net for each of these reporting units as of December 31, 2014 is as follows:

Carrying Value as of December 31, 2014
North American Records and Information Management	$1,397,484
Intellectual Property Management	38,491
Fulfillment Services	3,247
North American Data Management	375,957
Emerging Businesses	—
New Western Europe	354,049
New Emerging Markets	87,408
Latin America	107,240
Australia and Singapore	55,779
Greater China	3,500
India	—
Russia, Ukraine and Denmark	628

Total	$2,423,783

        Reporting unit valuations have been determined using a combined approach based on the present value of future cash flows and market multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2013 and 2014 is as follows:

	North American Records and Information Management Business	North American Data Management Business	International Business	Total Consolidated
Gross Balance as of December 31, 2012	$1,602,824	$421,147	$631,528	$2,655,499
Deductible goodwill acquired during the year	40,046	10,011	13,983	64,040
Non-deductible goodwill acquired during the year	34,066	8,517	35,129	77,712
Fair value and other adjustments(1)	7,144	1,786	(408)	8,522
Currency effects	(12,153)	(3,038)	(6,897)	(22,088)

Gross Balance as of December 31, 2013	1,671,927	438,423	673,335	2,783,685
Deductible goodwill acquired during the year	7,745	1,936	30,117	39,798
Non-deductible goodwill acquired during the year	7,045	—	37,274	44,319
Allocated to divestiture (see Note 16)	—	—	(7,750)	(7,750)
Fair value and other adjustments(2)	(26,898)	(6,724)	(386)	(34,008)
Currency effects	(14,610)	(3,653)	(65,562)	(83,825)

Gross Balance as of December 31, 2014	$1,645,209	$429,982	$667,028	$2,742,219

Accumulated Amortization Balance as of December 31, 2012	$207,309	$54,355	$59,076	$320,740
Currency effects	(603)	(151)	347	(407)

Accumulated Amortization Balance as of December 31, 2013	206,706	54,204	59,423	320,333
Currency effects	(719)	(179)	(999)	(1,897)

Accumulated Amortization Balance as of December 31, 2014	$205,987	$54,025	$58,424	$318,436

Net Balance as of December 31, 2013	$1,465,221	$384,219	$613,912	$2,463,352

Net Balance as of December 31, 2014	$1,439,222	$375,957	$608,604	$2,423,783

Accumulated Goodwill Impairment Balance as of December 31, 2013	$85,909	$—	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of December 31, 2014	$85,909	$—	$46,500	$132,409

(1)
Total fair value and other adjustments primarily include $8,446 in net adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $76 of cash paid related to acquisitions made in previous years.

(2)
Total fair value and other adjustments primarily include $(32,265) in net adjustments to deferred income taxes and $(443) related to property, plant and equipment and other assumed liabilities, as well as $(1,300) of cash received related to certain 2013 acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  h.
  Long-Lived Assets

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        As a result of our conversion to a REIT and in accordance with Securities and Exchange Commission ("SEC") rules applicable to REITs, we no longer report (gain) loss on sale of real estate as a component of operating income, but we will continue to report it as a component of income (loss) from continuing operations. We will continue to report the (gain) loss on sale of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.

        Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $4,661 for the year ended December 31, 2012 and consisted primarily of approximately $5,800, $700, $1,100 and $500 of asset write-offs in Europe, North American Records and Information Management Business, Emerging Businesses and Latin America, respectively, partially offset by approximately $3,500 of gains associated with the retirement of leased vehicles accounted for as capital lease assets associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $430 for the year ended December 31, 2013 and consisted of $1,700 of asset write-offs in our North American Records and Information Management Business segment, approximately $300 of asset write-offs in our Corporate and Other segment and approximately $900 of asset write-offs associated with our European operations, offset by gains of approximately $2,500 on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,065 for the year ended December 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment.

        Gain on sale of real estate, net of tax, which consists primarily of the sale of buildings in the United Kingdom, for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
Gain on sale of real estate	$261	$1,847	$10,512
Tax effect on gain on sale of real estate	(55)	(430)	(2,205)

Gain on sale of real estate, net of tax	$206	$1,417	$8,307

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts are capitalized. Initial costs incurred to transport boxes to one of our facilities, which include labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2014), and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 15 years (weighted average of six years at December 31, 2014) to the storage and service revenue line items in the accompanying Consolidated Statements of Operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from 10 to 30 years (weighted average of 20 years at December 31, 2014). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from five to 10 years (weighted average of six years at December 31, 2014).

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2013	2014
Customer relationship and acquisition costs	$879,378	$904,866
Other intangible assets (included in other assets, net)	9,475	10,630
Accumulated Amortization
Customer relationship and acquisition costs	$273,894	$297,029
Other intangible assets (included in other assets, net)	7,305	8,608

        The amortization expense for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	$34,806	$37,725	$46,733
Amortization expense offsetting revenues	10,784	11,788	11,715
Other intangible assets:
Amortization expense included in depreciation and amortization	940	1,456	1,853

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, as disclosed in Note 2.j.) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2015	$48,230	$7,748
2016	48,040	6,073
2017	47,192	4,280
2018	46,389	2,838
2019	45,189	1,554
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2013 and 2014, gross carrying amount of deferred financing costs was $62,418 and $63,033, respectively, and accumulated amortization of those costs was $16,811 and $15,956, respectively, and was recorded in other assets, net in the accompanying Consolidated Balance Sheets.

        Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2015	$7,702
2016	6,874
2017	5,714
2018	5,683
2019	4,966
  k.
  Prepaid Expenses and Accrued Expenses

        Prepaid expenses and accrued expenses with items greater than 5% of total current assets and liabilities shown separately, respectively, consist of the following:

	December 31,
	2013	2014
Income tax receivable	$31,915	$41,559
Other	112,886	97,910

Prepaid expenses	$144,801	$139,469

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

	December 31,
	2013	2014
Interest	$71,971	$69,525
Payroll and vacation	91,519	75,050
Incentive compensation	58,562	66,552
Dividend	55,142	6,182
Self-insured liabilities (Note 10.b.)	32,850	33,381
Other	151,294	153,795

Accrued expenses	$461,338	$404,485

  l.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis). Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"); (9) consulting services; and (10) technology escrow services that protect and manage source code ("Intellectual Property Management") and other technology services and product sales (including specially designed storage containers and related supplies).

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  m.
  Rent Normalization

        We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected as a liability in the accompanying Consolidated Balance Sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a deferred rent liability or other long-term asset and is being amortized to rent expense over the remaining lives of the respective leases.

  n.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014 was $30,360 ($23,437 after tax or $0.14 per basic and $0.13 per diluted share), $30,354 ($22,085 after tax or $0.12 per basic and $0.11 per diluted share) and $29,624 ($21,886 after tax or $0.11 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Year Ended December 31,
	2012	2013	2014
Cost of sales (excluding depreciation and amortization)	$1,392	$293	$680
Selling, general and administrative expenses	28,968	30,061	28,944

Total stock-based compensation	$30,360	$30,354	$29,624

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $1,045, $2,389 and $(60) for the years ended December 31, 2012, 2013 and 2014, respectively, from the benefits (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Stock Options

        Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain limited instances, options are granted at prices greater than the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years from the date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2014, ten-year vesting options represented 8.0% of total outstanding options. Certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2014, three-year vesting options represented 34.3% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant.

        Our equity compensation plans generally provide that any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated by the Company, or terminates his or her own employment for good reason (as defined in each plan), in connection with a vesting change in control (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 7,750,000. The 2014 Plan permits the Company to continue to grant awards through January 20, 2025.

        A total of 43,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the 2014 Plan, at December 31, 2014 was 4,581,754.

        The weighted average fair value of options granted in 2012, 2013 and 2014 was $7.00, $7.69 and $5.70 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2012	2013	2014
Expected volatility	33.8%	33.8%	34.0%
Risk-free interest rate	1.24%	1.13%	2.04%
Expected dividend yield	3%	3%	4%
Expected life	6.3 years	6.3 years	6.7 years

        Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the United States Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield is

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the historical exercise behavior of employees.

        A summary of option activity for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,145,739	$24.09
Granted	576,174	31.00
Adjustment associated with special dividend	360,814	N/A
Exercised	(2,223,012)	23.15
Forfeited	(180,335)	24.13
Expired	(1,134)	30.13

Outstanding at December 31, 2014	3,678,246	$23.37	5.17	$56,248

Options exercisable at December 31, 2014	2,643,384	$21.97	4.08	$44,116

Options expected to vest	986,850	$26.90	7.94	$11,603

        The following table provides the aggregate intrinsic value of stock options exercised for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Aggregate intrinsic value of stock options exercised	$15,859	$11,024	$23,178

Restricted Stock and Restricted Stock Units

        Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a vesting period of between three and five years from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $1,378, $1,854 and $3,698 of cash dividends on RSUs for the years ended December 31, 2012, 2013 and 2014, respectively. We paid approximately $58, $820 and $1,377 of cash dividends on RSUs for the years ended December 31, 2012, 2013 and 2014, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSU activity for the year ended December 31, 2014 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	1,435,230	$29.76
Granted	902,702	29.73
Vested	(721,533)	31.24
Forfeited	(210,830)	31.14

Non-vested at December 31, 2014	1,405,569	$28.78

        The total fair value of restricted stock vested for each of the years ended December 31, 2012, 2013 and 2014 was $1. The total fair value of RSUs vested for the years ended December 31, 2012, 2013 and 2014 was $8,296, $16,638 and $22,535, respectively.

Performance Units

        Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014). Certain PUs granted in 2013 and 2014 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $369, $681 and $1,341 of cash dividends on PUs for the years ended December 31, 2012, 2013 and 2014, respectively. There were no cash dividends paid on PUs for the years ended December 31, 2012 and 2013. We paid approximately $312 of cash dividends on PUs for the year ended December 31, 2014.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        In 2012, 2013 and 2014, we issued 221,781, 198,869 and 225,429 PUs, respectively. Our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014) over the vesting period for each of the awards. For the 2013 and 2014 PUs that will be earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value will be expensed over the three-year performance period. The total fair value of earned PUs that vested during the years ended December 31, 2012, 2013 and 2014 was $4,285, $2,962 and $1,216, respectively. As of December 31, 2014, we expected 60% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014.

        A summary of PU activity for the year ended December 31, 2014 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	334,548	(23,732)	310,816	$33.18
Granted	225,429	(49,776)	175,653	26.82
Vested	(68,389)	(9,101)	(77,490)	31.85
Forfeited	(29,922)	—	(29,922)	29.44

Non-vested at December 31, 2014	461,666	(82,609)	379,057	$30.80

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2012, 2013 and 2014, there were 151,285 shares, 144,432 shares and 115,046 shares, respectively, purchased under the ESPP. As of December 31, 2014, we have 960,638 shares available under the ESPP.

        As of December 31, 2014, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $35,467 and is expected to be recognized over a weighted-average period of 1.9 years.

        We generally issue shares of our common stock for the exercises of stock options, restricted stock, RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.

  o.
  Income Taxes

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP. We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations.

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

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2012	2013	2014
Income (loss) from continuing operations	$182,707	$99,161	$328,955

Total (loss) income from discontinued operations (see Note 14)	$(8,659)	$831	$(209)

Net income (loss) attributable to Iron Mountain Incorporated	$170,922	$96,462	$326,119

Weighted-average shares—basic	173,604,000	190,994,000	195,278,000
Effect of dilutive potential stock options	914,308	995,836	913,926
Effect of dilutive potential restricted stock, RSUs and PUs	349,128	422,045	557,269

Weighted-average shares—diluted	174,867,436	192,411,881	196,749,195

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.05	$0.52	$1.68

Total (loss) income from discontinued operations (see Note 14)	$(0.05)	$—	$—

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.98	$0.51	$1.67

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.04	$0.52	$1.67

Total (loss) income from discontinued operations (see Note 14)	$(0.05)	$—	$—

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.98	$0.50	$1.66

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,286,150	903,416	872,039

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

ability to make payments, an adjustment of the allowance may be required. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2012	$23,277	$39,723	$8,323	$977	$(47,091)	$25,209
2013	25,209	49,483	11,321	3,612	(54,980)	34,645
2014	34,645	47,137	14,209	(572)	(63,278)	32,141

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
  r.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2013 and 2014 relate to cash and cash equivalents and restricted cash held on deposit with one global bank and one "Triple A" rated money market fund, and three global banks and two "Triple A" rated money market funds, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2013 and 2014, our cash and cash equivalents and restricted cash balance was $154,386 and $159,793, respectively, including money market funds and time deposits amounting to $36,613 and $53,032 respectively. The money market funds are invested substantially in United States Treasuries.

  s.
  Fair Value Measurements

        Entities are permitted under GAAP to elect to measure many financial instruments and certain other items at either fair value or cost. We did not elect the fair value measurement option.

        Our financial assets or liabilities that are carried at fair value are required to be measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The three levels of the fair value hierarchy are as follows:

        Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2014, respectively:

		Fair Value Measurements at December 31, 2013 Using
Description	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$33,860	$—		$33,860		$—
Time Deposits(1)	2,753	—		2,753		—
Trading Securities	13,386	12,785	(2)	601	(1)	—
Derivative Assets(3)	72	—		72		—
Derivative Liabilities(3)	5,592	—		5,592		—

		Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$36,828	$—		$36,828		$—
Time Deposits(1)	16,204	—		16,204		—
Trading Securities	13,172	12,428	(2)	744	(1)	—
Derivative Liabilities(3)	2,411	—		2,411		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our intercompany exposures, as more fully disclosed at Note 3. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

non-recurring basis for the years ended December 31, 2012, 2013 and 2014, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.g.

  t.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2013 and 2014, the fair value of the money market and mutual funds included in this trust amounted to $13,386 and $13,172 respectively, and were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying Consolidated Statements of Operations are realized and unrealized net gains (losses) of $1,292, $2,283 and $1,112 for the years ended December 31, 2012, 2013 and 2014, respectively, related to these marketable securities.

  u.
  Investments

        As of December 31, 2014, we had a 4% investment in Crossroads Systems, Inc. Its carrying value as of December 31, 2013 and 2014 was $1,404 and $1,457, respectively, and is included in other assets in the accompanying Consolidated Balance Sheets. This investment, which is publicly traded, is carried at fair value with corresponding changes to fair value recorded in accumulated other comprehensive items, net.

  v.
  Accumulated Other Comprehensive Items, Net

        The changes in accumulated other comprehensive items, net for the years ended December 31, 2013 and 2014 is as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2012	$20,314	$—	$20,314
Other comprehensive (loss) income:
Foreign currency translation adjustments	(29,900)	—	(29,900)
Market value adjustments for securities	—	926	926

Total other comprehensive (loss) income	(29,900)	926	(28,974)

Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66,424)	—	(66,424)
Market value adjustments for securities	—	53	53

Total other comprehensive (loss) income	(66,424)	53	(66,371)

Balance as of December 31, 2014	$(76,010)	$979	$(75,031)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  w.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2012	2013	2014
Foreign currency transaction losses (gains), net	$10,223	$36,201	$58,316
Debt extinguishment expense, net	10,628	43,724	16,495
Other, net	(4,789)	(4,723)	(9,624)

	$16,062	$75,202	$65,187

  x.
  New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) ("ASU 2014-08"). ASU 2014-08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Under this guidance, we expect fewer dispositions to qualify as discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued. We adopted ASU 2014-08 effective April 1, 2014.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

  y.
  Immaterial Restatement

        During the second quarter of 2014, we identified contract billing inaccuracies arising from a single location which occurred over numerous years that resulted in an overstatement of our prior years' reported revenue by $10,000 in the aggregate. Of this amount, $1,300 relates to the year ended December 31, 2013, $1,300 relates to the year ended December 31, 2012 and the remaining $7,400 relates to the periods prior to December 31, 2011. We have determined that no prior period financial statement was materially misstated as a result of these billing inaccuracies. As a result, we have restated beginning retained earnings as of December 31, 2011 for the cumulative impact of these billing inaccuracies, net of tax, prior to December 31, 2011 in the amount of $4,514.

        Additionally, we have restated the following: (1) our 2013 Consolidated Balance Sheet, (2) our 2012 and 2013 Consolidated Statements of Operations, (3) our 2012 and 2013 Consolidated Statements of Comprehensive Income (Loss), (4) our 2012 and 2013 Consolidated Statements of Equity and (5) our 2012 and 2013 Consolidated Statements of Cash Flows to reflect the impact of these billing inaccuracies in those particular periods. There was no change to the following lines of the Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2013: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities. Also, we restated the 2013 quarterly data presented in Note 8.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Statements of Operations for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013
Storage Rental	$—	$—
Service	(1,300)	(1,300)

Total Revenues	$(1,300)	$(1,300)

Operating (Loss) Income	$(1,300)	$(1,300)

(Loss) Income from Continuing Operations before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	$(1,300)	$(1,300)

(Benefit) Provision for Income Taxes	$(514)	$(500)

(Loss) Income from Continuing Operations	$(786)	$(800)

Net (Loss) Income	$(786)	$(800)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(786)	$(800)

Earnings (Losses) per Share-Basic:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

Earnings (Losses) per Share-Diluted:
(Loss) Income from Continuing Operations	$(0.00)	$(0.00)

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.00)	$(0.00)

        The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Balance Sheet as of December 31, 2013:

December 31, 2013
Deferred Revenue	$10,000

Total Current Liabilities	$10,000

Deferred Income Tax Liabilities	$(3,900)

Earnings in excess of distributions (Distributions in excess of earnings)	$(6,100)

Total Iron Mountain Incorporated Stockholders' Equity	$(6,100)

Total Equity	$(6,100)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        We have entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2014, we had outstanding forward contracts to purchase 206,000 Euros and sell $252,745 United States dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges. During the years ended December 31, 2012, 2013 and 2014, there was $9,116 in net cash payments, $6,954 in net cash receipts and $21,125 in net cash payments, respectively, included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts.

        Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2013 and 2014 and their gains and losses for the years ended December 31, 2012, 2013 and 2014:

	Asset Derivatives
	December 31,
	2013		2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$72	Prepaid expenses and other	$—

Total		$72		$—

	Liability Derivatives
	December 31,
	2013		2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$5,592	Accrued expenses	$2,411

Total		$5,592		$2,411

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2012	2013	2014
Foreign exchange contracts	Other expense (income), net	$13,007	$(2,955)	$18,016

Total		$13,007	$(2,955)	$18,016

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

        We have designated a portion of our 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2012, 2013 and 2014, we designated on average 101,167, 106,525 and 47,730 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains, net of tax, related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Year Ended December 31,
	2012	2013	2014
Foreign exchange (losses) gains	$(4,408)	$(5,311)	$6,385
Tax benefit (expense) on foreign exchange (losses) gains	1,740	2,073	(57)

Foreign exchange (losses) gains, net of tax	$(2,668)	$(3,238)	$6,328

        As of December 31, 2014, cumulative net gains of $13,812, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt

        Long-term debt comprised the following:

	December 31, 2013		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$675,717	$675,717	$883,428	$883,428
Term Loan(1)	—	—	249,375	249,375
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	247,808	248,117	—	—
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	350,272	355,071	308,616	309,634
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	446,000	400,000	429,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	411,518	444,470	106,030	110,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(4)	187,960	187,960	172,420	175,437
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(5)	—	—	622,960	639,282
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	614,820	600,000	625,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	930,000	1,000,000	1,005,000
Real Estate Mortgages, Capital Leases and Other(6)	298,447	298,447	320,702	320,702

Total Long-term Debt	4,171,722		4,663,531
Less Current Portion	(52,583)		(52,095)

Long-term Debt, Net of Current Portion	$4,119,139		$4,611,436

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2013 and 2014, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2013 and 2014, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt (Continued)

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by substantially all of its direct and indirect 100% owned United States subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME") and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)
Canada Company is the direct obligor on the CAD Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements.

(5)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements.

(6)
Includes (a) real estate mortgages of $3,704 and $5,107 as of December 31, 2013 and 2014, respectively, which bear interest at approximately 4.5% and are payable in various installments through 2021, (b) capital lease obligations of $255,124 and $241,866 as of December 31, 2013 and 2014, respectively, which bear a weighted average interest rate of 5.8% at both December 31, 2013 and 2014, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $39,619 and $73,729 as of December 31, 2013 and 2014, respectively, and bear a weighted average interest rate of 14.3% and 11.5% as of December 31, 2013 and 2014, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.
  a.
  Revolving Credit Facility

        On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility. On September 24, 2014, we borrowed an additional $250,000 in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan will begin amortizing in quarterly installments in an amount equal to $625 per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the Revolving Credit Facility.

        The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt (Continued)

obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of December 31, 2014, we had $883,428 and $249,375 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $883,428 of outstanding borrowings under the Revolving Credit Facility, $680,150 was denominated in United States dollars, 77,200 was denominated in Canadian dollars, 64,250 was denominated in Euros and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $10,403. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2014, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $606,169 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of December 31, 2014. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 5.1% as of December 31, 2014 and the interest rate in effect under the Term Loan as of December 31, 2014 was 2.4%. For the years ended December 31, 2012, 2013 and 2014, we recorded commitment fees and letter of credit fees of $2,306, $3,167 and $3,322, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit. We recorded a charge of $5,544 to other expense (income), net in the third quarter of 2013 related to an amendment of our revolving credit and term loan facilities, representing a write-off of deferred financing costs.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.0 and 5.4 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.2 and 2.6 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.1 and 5.7 as of December 31, 2013 and 2014, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 at both December 31, 2013 and 2014 compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt (Continued)

  b.
  Notes Issued under Indentures

        As of December 31, 2014, we had seven series of senior subordinated or senior notes issued under various indentures, five of which are direct obligations of the parent company, IMI; one (the CAD Notes) is a direct obligation of Canada Company; one (the GBP Notes) is a direct obligation of IME; and all are subordinated to debt outstanding under the Credit Agreement, except the 6% Notes, the CAD Notes and the GBP Notes which are pari passu with the Credit Agreement:

  •
  255,000 Euro principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 6 3/4% per annum, payable semi-annually in arrears on April 15 and October 15;

  •
  $400,000 principal amount of notes maturing on October 1, 2019 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on April 1 and October 1;

  •
  $106,250 principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 8 3/8% per annum, payable semi-annually in arrears on February 15 and August 15;

  •
  200,000 CAD principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on February 15 and August 15;

  •
  400,000 British pounds sterling principal amount of notes maturing on September 15, 2022 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on March 15 and September 15;

  •
  $600,000 principal amount of notes maturing on August 15, 2023 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on February 15 and August 15; and

  •
  $1,000,000 principal amount of notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15.

        The Parent Notes, the CAD Notes and the GBP Notes are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by the Guarantors. These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes, the CAD Notes or the GBP Notes. Additionally, IMI guarantees the CAD Notes and the GBP Notes. Canada Company and IME do not guarantee the Parent Notes.

        In August 2012, we redeemed (1) the $320,000 aggregate principal amount outstanding of the 6 5/8% Senior Subordinated Notes due 2016 at 100% of par, plus accrued and unpaid interest, and (2) the $200,000 aggregate principal amount outstanding of the 8 3/4% Senior Subordinated Notes due 2018 at 102.9% of par, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $10,628 related to the early extinguishment of this debt in the third quarter of 2012. This charge consists of the call premium, original issue discounts and deferred financing costs related to this debt.

        In August 2013, IMI completed an underwritten public offering of $600,000 in aggregate principal amount of 6% Notes, and Canada Company completed an underwritten public offering of 200,000 CAD in aggregate principal amount of the CAD Notes, both of which were issued at 100% of par (together, the "August 2013 Offerings"). The net proceeds to IMI and Canada Company of $782,307,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt (Continued)

after paying the underwriters' discounts and commissions, were used to redeem (1) all of the outstanding 7 1/2% CAD Senior Subordinated Notes due 2017, (2) all of the outstanding 8% Senior Subordinated Notes due 2018, (3) all of the outstanding 8% Senior Subordinated Notes due 2020, and (4) $137,500 in principal amount of the 8 3/8% Notes. The remaining net proceeds were used to repay indebtedness under our Revolving Credit Facility. We recorded a charge to other expense (income), net of $38,118 in the third quarter of 2013 related to the early extinguishment of this debt. This charge consists of call and tender premiums, original issue discounts and deferred financing costs related to this debt.

        In January 2014, we redeemed the 150,000 British pounds sterling (approximately $248,000) in aggregate principal amount of the 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility and cash on-hand.

        In September 2014, IME completed a private offering of 400,000 British pounds sterling in aggregate principal amount of the GBP Notes, which were issued at 100% of par. The net proceeds to IME of 394,000 British pounds sterling (approximately $642,000 based on an exchange rate of 1.63), after paying the initial purchasers' commissions and expenses, were used to repay amounts outstanding under our Revolving Credit Facility and for general corporate purposes.

        In December 2014, we redeemed $306,000 aggregate principal outstanding of our 8 3/8% Notes at 104.188% of par, plus accrued and unpaid interest, utilizing borrowings under our Revolving Credit Facility. We recorded a charge to other expense (income), net of $16,495 related to the early extinguishment of this debt in the fourth quarter of 2014 representing the call premium associated with the early redemption, as well as a write-off of original issue discounts and deferred financing costs related to this debt.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

4. Debt (Continued)

redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	6 3/4% Notes October 15,	7 3/4% Notes October 1,	8 3/8% Notes August 15,	CAD Notes August 15,	GBP Notes September 15,	6% Notes August 15,	5 3/4% Notes August 15,
2014	100.000%	—	104.188%	—	—	—	—
2015	100.000%	103.875% (1)	102.792%	—	—	—	—
2016	100.000%	101.938%	101.396%	—	—	—	—
2017	100.000%	100.000%	100.000%	103.063% (1)	104.594% (1)	—	102.875	%(1)
2018	100.000%	100.000%	100.000%	101.531%	103.063%	103.000% (1)	101.917%
2019	—	100.000%	100.000%	100.000%	101.531%	102.000%	100.958%
2020	—	—	100.000%	100.000%	100.000%	101.000%	100.000%
2021	—	—	100.000%	100.000%	100.000%	100.000%	100.000%
2022	—	—	—	—	100.000%	100.000%	100.000%
2023	—	—	—	—	—	100.000%	100.000%
2024	—	—	—	—	—	—	100.000%

(1)
Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified make-whole price.

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

        Maturities of long-term debt are as follows:

Year	Amount
2015	$52,095
2016	1,178,272
2017	72,629
2018	340,823
2019	422,803
Thereafter	2,598,147

4,664,769
Net Premiums (Discounts)	(1,238)

Total Long-term Debt (including current portion)	$4,663,531

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014 and are prepared on the same basis as the consolidated financial statements.

        The Parent Notes, CAD Notes and GBP Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

        Additionally, IMI and the Guarantors guarantee the CAD Notes, which were issued by Canada Company, and the GBP Notes, which were issued by IME. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes and the GBP Notes, including IME but excluding Canada Company, are referred to below as the Non-Guarantors.

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

DECEMBER 31, 2014
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
Commitments and Contingencies (See Note 10)
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

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$2,399	$4,713	$4,979	$113,842	$—	$125,933
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	361,330	37,137	205,798	—	604,265
Intercompany Receivable	—	586,725	—	—	(586,725)	—
Other Current Assets	153	88,709	2,925	61,908	(34)	153,661

Total Current Assets	36,412	1,041,477	45,041	381,548	(586,759)	917,719
Property, Plant and Equipment, Net	840	1,580,337	160,977	808,573	—	2,550,727
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,851,651	245	2,448	—	(2,854,344)	—
Investment in Subsidiaries	917,170	656,877	30,751	93,355	(1,698,153)	—
Goodwill	—	1,611,957	180,342	631,484	—	2,423,783
Other	31,108	375,082	26,672	245,251	—	678,113

Total Other Assets, Net	3,799,929	2,644,161	240,213	970,090	(4,552,497)	3,101,896

Total Assets	$3,837,181	$5,265,975	$446,231	$2,160,211	$(5,139,256)	$6,570,342

Liabilities and Equity
Intercompany Payable	$505,083	$—	$3,564	$78,078	$(586,725)	$—
Current Portion of Long-term Debt	—	24,955	—	27,174	(34)	52,095
Total Other Current Liabilities	60,097	470,122	35,142	239,280	—	804,641
Long-term Debt, Net of Current Portion	2,414,646	908,431	245,861	1,042,498	—	4,611,436
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,851,384	—	1,960	(2,854,344)	—
Other Long-term Liabilities	—	115,789	37,558	78,868	—	232,215
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	895,294	124,106	678,753	(1,698,153)	856,355
Noncontrolling Interests	—	—	—	13,600	—	13,600

Total Equity	856,355	895,294	124,106	692,353	(1,698,153)	869,955

Total Liabilities and Equity	$3,837,181	$5,265,975	$446,231	$2,160,211	$(5,139,256)	$6,570,342

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,156,681	$130,825	$445,632	$—	$1,733,138
Service	—	782,768	—	488,049	—	1,270,817

Total Revenues	—	1,939,449	130,825	933,681	—	3,003,955
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	761,092	27,881	488,140	—	1,277,113
Selling, general and administrative	220	591,092	17,741	241,318	—	850,371
Depreciation and amortization	320	192,304	12,797	110,923	—	316,344
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,030)	84	5,607	—	4,661

Total Operating Expenses	540	1,543,458	58,503	845,988	—	2,448,489

Operating (Loss) Income	(540)	395,991	72,322	87,693	—	555,466
Interest Expense (Income), Net	196,423	(17,117)	36,114	27,179	—	242,599
Other Expense (Income), Net	32,161	(3,842)	(37)	(12,220)	—	16,062

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(229,124)	416,950	36,245	72,734	—	296,805
Provision (Benefit) for Income Taxes	—	86,060	12,768	15,476	—	114,304
Loss (Gain) on Sale of Real Estate, Net of Tax	—	39	—	(245)	—	(206)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(400,046)	(73,625)	(5,273)	(23,477)	502,421	—

Income (Loss) from Continuing Operations	170,922	404,476	28,750	80,980	(502,421)	182,707
Income (Loss) from Discontinued Operations, Net of Tax	—	430	—	(7,204)	—	(6,774)
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	170,922	404,906	28,750	71,891	(502,421)	174,048
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,126	—	3,126

Net Income (Loss) Attributable to Iron Mountain Incorporated	$170,922	$404,906	$28,750	$68,765	$(502,421)	$170,922

Net Income (Loss)	$170,922	$404,906	$28,750	$71,891	$(502,421)	$174,048
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,668)	(212)	8,012	18,054	—	23,186
Equity in Other Comprehensive Income (Loss) of Subsidiaries	25,185	25,421	—	8,012	(58,618)	—

Total Other Comprehensive Income (Loss)	22,517	25,209	8,012	26,066	(58,618)	23,186

Comprehensive Income (Loss)	193,439	430,115	36,762	97,957	(561,039)	197,234
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,795	—	3,795

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$193,439	$430,115	$36,762	$94,162	$(561,039)	$193,439

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,174,978	$129,987	$479,756	$—	$1,784,721
Service	—	754,090	35,119	450,693	—	1,239,902
Intercompany service	—	—	—	32,810	(32,810)	—

Total Revenues	—	1,929,068	165,106	963,259	(32,810)	3,024,623
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	771,271	27,354	490,253	—	1,288,878
Intercompany service cost of sales	—	—	32,810	—	(32,810)	—
Selling, general and administrative	227	655,052	15,792	252,960	—	924,031
Depreciation and amortization	319	195,794	12,383	113,541	—	322,037
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	5	(100)	21	504	—	430

Total Operating Expenses	551	1,622,017	88,360	857,258	(32,810)	2,535,376

Operating (Loss) Income	(551)	307,051	76,746	106,001	—	489,247
Interest Expense (Income), Net	206,682	(19,731)	40,537	26,686	—	254,174
Other Expense (Income), Net	54,144	1,283	5,410	14,365	—	75,202

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(261,377)	325,499	30,799	64,950	—	159,871
(Benefit) Provision for Income Taxes	(16)	33,767	12,361	16,015	—	62,127
(Gain) Loss on Sale of Real Estate, Net of Tax	—	—	—	(1,417)	—	(1,417)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(357,823)	(63,775)	(5,681)	(18,438)	445,717	—

Income (Loss) from Continuing Operations	96,462	355,507	24,119	68,790	(445,717)	99,161
(Loss) Income from Discontinued Operations, Net of Tax	—	(529)	—	1,360	—	831

Net Income (Loss)	96,462	354,978	24,119	70,150	(445,717)	99,992
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,530	—	3,530

Net Income (Loss) Attributable to Iron Mountain Incorporated	$96,462	$354,978	$24,119	$66,620	$(445,717)	$96,462

Net Income (Loss)	$96,462	$354,978	$24,119	$70,150	$(445,717)	$99,992
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,237)	1,177	(11,096)	(18,376)	—	(31,532)
Market Value Adjustments for Securities	—	926	—	—	—	926
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(25,737)	(26,862)	(4,037)	(11,096)	67,732	—

Total Other Comprehensive (Loss) Income	(28,974)	(24,759)	(15,133)	(29,472)	67,732	(30,606)

Comprehensive Income (Loss)	67,488	330,219	8,986	40,678	(377,985)	69,386
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,898	—	1,898

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,488	$330,219	$8,986	$38,780	$(377,985)	$67,488

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,208,380	$124,551	$527,312	$—	$1,860,243
Service	—	749,711	68,669	439,070	—	1,257,450
Intercompany service	—	—	—	64,794	(64,794)	—

Total Revenues	—	1,958,091	193,220	1,031,176	(64,794)	3,117,693
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	793,274	23,040	528,322	—	1,344,636
Intercompany service cost of sales	—	—	64,794	—	(64,794)	—
Selling, general and administrative	1,182	580,568	13,304	274,518	—	869,572
Depreciation and amortization	225	214,341	11,797	126,780	—	353,143
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	829	173	63	—	1,065

Total Operating Expenses	1,407	1,589,012	113,108	929,683	(64,794)	2,568,416

Operating (Loss) Income	(1,407)	369,079	80,112	101,493	—	549,277
Interest Expense (Income), Net	187,650	(23,295)	36,946	59,416	—	260,717
Other Expense (Income), Net	78	(203,380)	(91)	268,580	—	65,187

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) on Sale of Real Estate	(189,135)	595,754	43,257	(226,503)	—	223,373
(Benefit) Provision for Income Taxes	—	(114,947)	12,876	4,796	—	(97,275)
(Gain) on Sale of Real Estate	—	(196)	(832)	(7,279)	—	(8,307)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(515,254)	196,310	(992)	(31,215)	351,151	—

Income (Loss) from Continuing Operations	326,119	514,587	32,205	(192,805)	(351,151)	328,955
(Loss) Income from Discontinued Operations, Net of Tax	—	(937)	—	728	—	(209)

Net Income (Loss)	326,119	513,650	32,205	(192,077)	(351,151)	328,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,627	—	2,627

Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,119	$513,650	$32,205	$(194,704)	$(351,151)	$326,119

Net Income (Loss)	$326,119	$513,650	$32,205	$(192,077)	$(351,151)	$328,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,328	47	(10,306)	(62,936)	—	(66,867)
Market Value Adjustments for Securities	—	53	—	—	—	53
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(72,662)	(73,696)	288	(10,306)	156,376	—

Total Other Comprehensive Income (Loss)	(66,334)	(73,596)	(10,018)	(73,242)	156,376	(66,814)

Comprehensive Income (Loss)	259,785	440,054	22,187	(265,319)	(194,775)	261,932
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,184	—	2,184

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$259,785	$440,054	$22,187	$(267,503)	$(194,775)	$259,748

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(195,478)	$496,542	$37,299	$105,289	$—	$443,652
Cash Flows from Operating Activities-Discontinued Operations	—	(8,814)	—	(2,102)	—	(10,916)

Cash Flows from Operating Activities	(195,478)	487,728	37,299	103,187	—	432,736
Cash Flows from Investing Activities:
Capital expenditures	—	(134,852)	(8,454)	(97,377)	—	(240,683)
Cash paid for acquisitions, net of cash acquired	—	(28,126)	—	(97,008)	—	(125,134)
Intercompany loans to subsidiaries	88,376	(110,142)	—	—	21,766	—
Investment in subsidiaries	(37,572)	(37,572)	—	—	75,144	—
Investment in restricted cash	1,498	—	—	—	—	1,498
Additions to customer relationship and acquisition costs	—	(23,543)	(2,132)	(3,197)	—	(28,872)
Investment in joint ventures	(2,330)	—	—	—	—	(2,330)
Proceeds from sales of property and equipment and other, net (including real estate)	—	(1,739)	5	3,191	—	1,457

Cash Flows from Investing Activities-Continuing Operations	49,972	(335,974)	(10,581)	(194,391)	96,910	(394,064)
Cash Flows from Investing Activities-Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	49,972	(337,956)	(10,581)	(198,545)	96,910	(400,200)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,774,070)	(58)	(70,565)	—	(2,844,693)
Proceeds from revolving credit and term loan facilities and other debt	—	2,680,107	—	51,078	—	2,731,185
Early retirement of senior subordinated notes	(525,834)	—	—	—	—	(525,834)
Net proceeds from sales of senior subordinated notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	480	—	480
Intercompany loans from parent	—	(89,878)	4,861	106,783	(21,766)	—
Equity contribution from parent	—	37,572	—	37,572	(75,144)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(318,845)	—	—	—	—	(318,845)
Proceeds from exercise of stock options and employee stock purchase plan	40,244	—	—	—	—	40,244
Excess tax benefits (deficiency) from stock-based compensation	1,045	—	—	—	—	1,045
Payment of debt financing and stock issuance costs	(1,480)	(781)	—	—	—	(2,261)

Cash Flows from Financing Activities-Continuing Operations	142,078	(147,050)	4,803	125,348	(96,910)	28,269
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	142,078	(147,050)	4,803	125,309	(96,910)	28,230
Effect of exchange rates on cash and cash equivalents	—	—	1,880	924	—	2,804

(Decrease) Increase in cash and cash equivalents	(3,428)	2,722	33,401	30,875	—	63,570
Cash and cash equivalents, beginning of year	3,428	10,750	69,945	95,722	—	179,845

Cash and cash equivalents, end of year	$—	$13,472	$103,346	$126,597	$—	$243,415

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(195,786)	$528,011	$28,580	$145,788	$—	$506,593
Cash Flows from Operating Activities-Discontinued Operations	—	(129)	—	1,082	—	953

Cash Flows from Operating Activities	(195,786)	527,882	28,580	146,870	—	507,546
Cash Flows from Investing Activities:
Capital expenditures	—	(180,047)	(6,534)	(100,714)	—	(287,295)
Cash paid for acquisitions, net of cash acquired	—	(212,042)	—	(105,058)	—	(317,100)
Intercompany loans to subsidiaries	387,299	398,299	—	—	(785,598)	—
Investment in subsidiaries	(63,149)	(63,149)	—	—	126,298	—
Investment in restricted cash	(248)	—	—	—	—	(248)
Additions to customer relationship and acquisition costs	—	(18,083)	(498)	(11,610)	—	(30,191)
Proceeds from sales of property and equipment and other, net (including real estate)	—	54	(3,175)	5,205	—	2,084

Cash Flows from Investing Activities-Continuing Operations	323,902	(74,968)	(10,207)	(212,177)	(659,300)	(632,750)
Cash Flows from Investing Activities-Discontinued Operations	—	(4,937)	—	—	—	(4,937)

Cash Flows from Investing Activities	323,902	(79,905)	(10,207)	(212,177)	(659,300)	(637,687)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(5,077,356)	(341,336)	(107,980)	—	(5,526,672)
Proceeds from revolving credit and term loan facilities and other debt	—	4,948,691	438,188	274,871	—	5,661,750
Early retirement of senior subordinated notes	(514,239)	—	(170,895)	—	—	(685,134)
Net proceeds from sales of senior notes	591,000	—	191,307	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(14,852)	—	—	(3,384)	—	(18,236)
Intercompany loans from parent	—	(379,910)	(232,436)	(173,252)	785,598	—
Equity contribution from parent	—	63,149	—	63,149	(126,298)	—
Parent cash dividends	(206,798)	—	—	—	—	(206,798)
Proceeds from exercise of stock options and employee stock purchase plan	17,664	—	—	—	—	17,664
Excess tax benefits (deficiency) from stock-based compensation	2,389	—	—	—	—	2,389
Payment of debt financing and stock issuance costs	(2,037)	(5,657)	(750)	(262)	—	(8,706)

Cash Flows from Financing Activities-Continuing Operations	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Effect of exchange rates on cash and cash equivalents	—	—	(4,703)	(6,609)	—	(11,312)

Increase (Decrease) in cash and cash equivalents	1,243	(3,106)	(102,252)	(18,774)	—	(122,889)
Cash and cash equivalents, beginning of year	—	13,472	103,346	126,597	—	243,415

Cash and cash equivalents, end of year	$1,243	$10,366	$1,094	$107,823	$—	$120,526

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(192,058)	$452,577	$55,538	$156,891	$—	$472,948
Cash Flows from Operating Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Operating Activities	(192,058)	452,577	55,538	156,891	—	472,948
Cash Flows from Investing Activities:
Capital expenditures	—	(217,924)	(6,877)	(137,123)	—	(361,924)
Cash paid for acquisitions, net of cash acquired	—	(3,371)	(29,016)	(95,706)	—	(128,093)
Intercompany loans to subsidiaries	1,307,133	112,845	—	—	(1,419,978)	—
Investment in subsidiaries	(48,203)	(48,203)	—	—	96,406	—
Additions to customer relationship and acquisition costs	—	(26,788)	(2,140)	(5,519)	—	(34,447)
Proceeds from sales of property and equipment and other, net (including real estate)	—	2,641	1,871	39,974	—	44,486

Cash Flows from Investing Activities-Continuing Operations	1,258,930	(180,800)	(36,162)	(198,374)	(1,323,572)	(479,978)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Investing Activities	1,258,930	(180,800)	(36,162)	(198,374)	(1,323,572)	(479,978)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,949,523)	(667,505)	(207,683)	—	(8,824,711)
Proceeds from revolving credit and term loan facilities and other debt	—	8,327,608	645,848	311,731	—	9,285,187
Early retirement of senior subordinated notes	(566,352)	—	—	—	—	(566,352)
Net proceeds from sales of senior notes	—	—	—	642,417	—	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	5,716	—	(20,486)	—	(14,770)
Intercompany loans from parent	—	(708,935)	5,866	(716,909)	1,419,978	—
Equity contribution from parent	—	48,203	—	48,203	(96,406)	—
Parent cash dividends	(542,298)	—	—	—	—	(542,298)
Proceeds from exercise of stock options and employee stock purchase plan	44,290	—	—	—	—	44,290
Excess tax deficiency from stock-based compensation	(60)	—	—	—	—	(60)
Payment of debt financing costs and stock issuance costs	(1,296)	(499)	(12)	(2,039)	—	(3,846)

Cash Flows from Financing Activities-Continuing Operations	(1,065,716)	(277,430)	(15,803)	55,234	1,323,572	19,857
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—

Cash Flows from Financing Activities	(1,065,716)	(277,430)	(15,803)	55,234	1,323,572	19,857
Effect of exchange rates on cash and cash equivalents	—	—	312	(7,732)	—	(7,420)

Increase (Decrease) in cash and cash equivalents	1,156	(5,653)	3,885	6,019	—	5,407
Cash and cash equivalents, beginning of year	1,243	10,366	1,094	107,823	—	120,526

Cash and cash equivalents, end of year	$2,399	$4,713	$4,979	$113,842	$—	$125,933

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2012, 2013 and 2014 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:

        In April 2012, in order to enhance our existing operations in Brazil, we acquired the stock of Grupo Store, a storage rental and records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79,000 ($75,000, net of cash acquired). Included in the purchase price is approximately $8,000 held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. In 2013, approximately $1,500 of the escrow funds were released to the Sellers in connection with the final working capital adjustment. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after any indemnification payments are paid to the Sellers in four annual installments, commencing in April 2014.

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

        In May 2013, in order to enhance our existing operations in the United States, we acquired a storage rental and records management business in Texas with locations in Michigan, Texas and Florida, in a cash transaction for a purchase price of approximately $25,000.

        In June 2013, in order to enhance our existing operations in Brazil, we acquired the stock of Archivum Comercial Ltda. and AMG Comercial Ltda., storage rental and records management businesses in Sao Paulo, Brazil, in a single transaction for an aggregate purchase price of approximately $29,000. Included in the purchase price is approximately $2,900 held in escrow to secure a post-closing working capital adjustment and the indemnification obligations of the former owners of the businesses to us, to be released in annual installments through 2017.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        In September 2013, in order to enhance our existing operations in Latin America, we acquired certain entities with operations in Colombia and Peru. We acquired the stock of G4S Secure Data Solutions Colombia S.A.S. and G4S Document Delivery S.A.S (collectively, "G4S"). G4S, a storage rental and records management business with operations in Bogota, Cali, Medellin and Pereira, Colombia, was acquired in a single transaction for an aggregate purchase price of approximately $54,000. We also acquired the stock of File Service S.A., a storage rental and records management business in Peru, for a purchase price of approximately $16,000.

        In October 2013, in order to enhance our existing operations in the United States, we acquired Cornerstone Records Management, LLC and its affiliates, a national, full solution records and information-management company, in a cash transaction for a purchase price of approximately $191,000. Included in the purchase price is approximately $9,000 held in escrow to secure indemnification obligations and certain working capital adjustments.

        In January 2014, in order to enhance our existing operations in Australia, we acquired the stock of Tape Management Services Pty Ltd, a storage and data management company with operations in Australia, for approximately $15,300.

        In February 2014, in order to enhance our existing operations in Turkey, we acquired the stock of RM Arşiv Yönetim Hizmetleri Ticaret Anonim Şirketi, a storage rental and records management business with operations in Turkey, for approximately $21,200, of which $16,750 was paid in the first quarter of 2014, with the remainder paid in the first quarter of 2015.

        In April 2014, in order to enhance our existing operations in Poland, we acquired the stock of OSG Polska sp. z.o.o., a storage rental and records management business with operations in Poland, for approximately $13,700.

        In October 2014, in order to enhance our existing operations in Brazil, we acquired the stock of Keepers Brasil Ltda, a storage rental and data management business with operations in Sao Paulo, Brazil, for approximately $46,200. The purchase price includes $5,425 held in escrow to secure indemnification obligations of the former owners of the business to us.

        In December 2014, in order to enhance our North American records management operations, we acquired the stock of Canadian-based Securit Records Management for approximately $29,500. Included in the purchase price is approximately $1,300 held in escrow to secure indemnification obligations and certain working capital adjustments.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the cumulative consideration paid and the allocation of the purchase price paid of all of the acquisitions in each respective year is as follows:

	2012	2013		2014
Cash Paid (gross of cash acquired)	$131,972	$321,121	(1)	$134,301	(1)
Fair Value of Previously Held Equity Interest	4,265	—		794
Fair Value of Noncontrolling Interest	1,000	—		—

Total Consideration	137,237	321,121		135,095
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses,
Deferred Income Taxes and Other	18,998	28,532		15,098
Property, Plant and Equipment(2)	11,794	44,681		23,269
Customer Relationship Intangible Assets(3)	59,479	173,733		60,172
Other Assets	4,620	68		3,342
Liabilities Assumed and Deferred Income Taxes(4)	(15,947)	(67,645)		(50,903)

Total Fair Value of Identifiable Net Assets Acquired	78,944	179,369		50,978

Goodwill Initially Recorded	$58,293	$141,752		$84,117

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 is contingent and other payments of $(76). Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the year ended December 31, 2014 is net cash acquired of $(4,704) and contingent and other payments of $(1,504) related to acquisitions made in previous years.

(2)
Consists primarily of racking structures, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship intangible assets associated with acquisitions in 2012, 2013 and 2014 was 17 years, 22 years and 17 years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        Allocations of the purchase price paid for certain acquisitions made in 2014 were based on estimates of the fair value of net assets acquired and are subject to adjustment as additional information becomes available to us. We are not aware of any information that would indicate that the final purchase price allocations for these 2014 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of these 2014 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

        In September 2014, we purchased our joint venture partners' noncontrolling interests in the businesses we operate in Russia, Ukraine and Denmark, which we had previously consolidated. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

6. Acquisitions (Continued)

purchase price of approximately $24,500 is comprised of $17,900 paid at closing, $2,100 payable in 2017 and $4,500 payable in 2020. The components of the purchase price payable in 2017 and 2020 are reflected as non-cash items within our Consolidated Statement of Cash Flows for the year ended December 31, 2014. Of the $17,900 paid at closing, approximately $11,950 was associated with the underlying shares owned by our joint venture partners and approximately $5,950 was associated with the payment of outstanding loans between the joint venture and the joint venture partners.

7. Income Taxes

        As noted previously, on June 25, 2014, we announced that we received the favorable PLRs from the IRS necessary for our conversion to a REIT. In the PLRs, the IRS addressed and favorably ruled on our assets and revenue model, including regarding our steel racking structures as real estate for REIT purposes under the Internal Revenue Code of 1986, as amended (the "Code"), our global operations and our transition plans from a C corporation to a REIT. The PLRs are subject to certain qualifications and are based upon certain representations and statements made by us. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in relevant facts), we may not be able to rely on the PLRs. After receipt of the PLRs, our board of directors unanimously approved our conversion to a REIT for our taxable year beginning January 1, 2014.

        As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries ("TRSs"), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014; this built-in gains tax will also be imposed on our depreciation recapture recognized into income in 2014 and subsequent taxable years as a result of accounting method changes commenced in our pre-REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2014
Deferred Tax Assets:
Accrued liabilities	$75,731	$22,236
Deferred rent	25,624	3,144
Net operating loss carryforwards	81,124	64,718
Foreign tax credits	10,229	—
Stock compensation	16,745	—
Federal benefit of unrecognized tax benefits	20,263	14,859
Foreign currency and other adjustments	23,938	8,620
Valuation allowance	(40,278)	(40,182)

	213,376	73,395
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(367,936)	(74,782)
Plant and equipment, principally due to differences in depreciation	(168,385)	(39,079)

	(536,321)	(113,861)

Net deferred tax liability	$(322,945)	$(40,466)

        The current and noncurrent deferred tax assets (liabilities) are presented below:

	December 31,
	2013	2014
Deferred tax assets	$65,332	$16,655
Deferred tax liabilities	(47,709)	(2,463)

Current deferred tax assets, net	$17,623	$14,192

Deferred tax assets	$148,044	$56,740
Deferred tax liabilities	(488,612)	(111,398)

Noncurrent deferred tax liabilities, net	$(340,568)	$(54,658)

        The tax basis of REIT assets, excluding investments in TRSs, is less than the amounts reported for such assets in the accompanying Consolidated Balance Sheet by approximately $486,000 at December 31, 2014.

        As of December 31, 2013, we have reclassified approximately $26,916 of long-term deferred income tax liabilities to current deferred income taxes (included within accrued expenses within current liabilities) and prepaid and other assets (included within current assets) in the accompanying Consolidated Balance Sheets related to the depreciation recapture associated with our characterization

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

of certain racking structures as real estate rather than personal property and amortization associated with other intangible assets in conjunction with our conversion to a REIT.

        We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $88,090 ($0, tax effected) at December 31, 2014 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have state net operating loss carryforwards, which expire in 2015 through 2033, of $74,439 ($112, tax effected) at December 31, 2014 to reduce future state taxable income, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $64,606, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 62%.

        Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Additions	Other Deductions	Balance at End of the Year
2012	$72,239	$2,274	$1,537	$—	$76,050
2013	76,050	(27,186)	—	(8,586)	40,278
2014	40,278	9,404	—	(9,500)	40,182

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our ESPP for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options associated with our TRSs is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options associated with our TRSs is recorded in the period the disqualifying disposition occurs. Incremental tax benefits (deficiencies) in excess of compensation expense recorded in the consolidated financial statements are credited (charged) directly to equity and amounted to $1,045, $2,389 and $(60) for the years ended December 31, 2012, 2013 and 2014, respectively.

        The components of income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate are:

	Year Ended December 31,
	2012	2013	2014
United States	$189,939	$63,930	$202,067
Canada	44,358	39,038	46,191
Other Foreign	62,508	56,903	(24,885)

	$296,805	$159,871	$223,373

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2012	2013	2014
Federal—current	$133,824	$92,237	$118,314
Federal—deferred	(57,166)	(64,441)	(214,132)
State—current	25,384	10,152	28,034
State—deferred	(15,134)	(8,056)	(47,814)
Foreign—current	32,297	59,170	27,167
Foreign—deferred	(4,901)	(26,935)	(8,844)

	$114,304	$62,127	$(97,275)

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate for the years ended December 31, 2012, 2013 and 2014, respectively, is as follows:

	Year Ended December 31,
	2012	2013	2014
Computed "expected" tax provision	$103,882	$55,955	$78,181
Changes in income taxes resulting from:
Tax adjustment relating to REIT	—	—	(63,333)
Deferred tax adjustment and other taxes due to REIT conversion	—	—	(182,853)
State taxes (net of federal tax benefit)	6,923	4,384	2,207
Increase in valuation allowance (net operating losses)	9,045	2,832	9,404
Decrease in valuation allowance (foreign tax credits)	(6,771)	(30,018)	—
Foreign repatriation	—	44,751	46,356
Foreign restructuring	—	17,691	—
Impairment of assets and other transaction costs	3,045	6,576	2,869
Reserve accrual (reversal) and audit settlements (net of federal tax benefit)	8,266	(16,322)	3,175
Foreign tax rate differential	(30,798)	(33,852)	(9,496)
Disallowed foreign interest, Subpart F income, and other foreign taxes	15,242	9,708	12,502
Other, net	5,470	422	3,713

Provision (Benefit) for Income Taxes	$114,304	$62,127	$(97,275)

        Our effective tax rates for the years ended December 31, 2012, 2013 and 2014 were 38.5%, 38.9% and (43.5)%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

and reversal of tax reserves; and (5) our ability to utilize foreign tax credits and net operating losses that we generate.

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

        During 2013, we completed a plan to utilize both current and carryforward foreign tax credits by repatriating approximately $252,700 (approximately $65,200 of which was previously subject to United States taxes) from our foreign earnings. Due to uncertainty in our ability to fully utilize foreign tax credit carryforwards, we previously did not recognize a full benefit for such foreign tax credit carryforwards in our tax provision. As a result, we recorded an increase in our tax provision from continuing operations in the amount of $63,504 in 2013. This increase was offset by decreases of $18,753 from current year foreign tax credits and $23,301 reversal of valuation allowances related to foreign tax credit carryforwards, resulting in a net increase of $21,450 in our tax provision from continuing operations.

        On September 13, 2013, the United States Department of the Treasury and the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Code regarding the deduction and capitalization of expenditures related to tangible property. In addition, proposed regulations under Section 168 of the Code regarding dispositions of tangible property have also been released. These final and proposed regulations are generally effective for our tax year beginning on January 1, 2014. Early adoption was available, and we adopted the regulations in 2013. The impact from these regulations did not have a material impact on our consolidated results of operations, cash flows and financial position.

        As a result of our REIT conversion, we recorded a net tax benefit of $212,151 during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29,298 associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The primary other reconciling items between the federal statutory rate of 35% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46,356 in our tax provision from the repatriation discussed below and other net tax adjustments related to the REIT conversion, including a tax benefit of $63,333 primarily related to the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

dividends paid deduction. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

        The following table presents a reconciliation of significant components of deferred tax assets and liabilities from December 31, 2013 to December 31, 2014:

	December 31, 2013	Revaluation Associated with REIT Conversion	Current Year Activity(1)	December 31, 2014
Deferred Tax Assets
Accrued liabilities	$75,731	$(48,087)	$(5,408)	$22,236
Deferred rent	25,624	(25,749)	3,269	3,144
Net operating loss carryforwards	81,124	(34,912)	18,506	64,718
Foreign tax credits	10,229	(9,207)	(1,022)	—
Stock compensation	16,745	(17,942)	1,197	—
Federal benefit of unrecognized tax benefits	20,263	—	(5,404)	14,859
Unrealized foreign currency and other foreign adjustments	23,938	(34,552)	19,234	8,620
Valuation allowance	(40,278)	—	96	(40,182)

	213,376	(170,449)	30,468	73,395

Deferred Tax Liabilities
Other assets, principally due to differences in amortization	(367,936)	273,268	19,886	(74,782)
Plant and equipment, principally due to differences in depreciation	(168,385)	109,332	19,974	(39,079)

	(536,321)	382,600	39,860	(113,861)

Net Deferred Tax Asset (Liability)	$(322,945)	$212,151	$70,328	$(40,466)

(1)
Current year activity primarily consists of additional deferred tax assets and liabilities recognized due to changes in current year taxable temporary differences, purchase accounting and return to accrual adjustments related to the 2013 tax return.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the United States. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the United States, and, therefore, during 2014, we recognized an increase in our tax provision from continuing operations in the amount of $46,356, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,257, $1,459 and $1,462 for gross interest and penalties for the years ended December 31, 2012, 2013 and 2014, respectively. We had $4,874 and $5,884 accrued for the payment of interest and penalties as of December 31, 2013 and 2014, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2007 to present	Canada
2009 to present	United Kingdom

        The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed. The 2011, 2012 and 2013 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2000, 2001 and 2008 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

7. Income Taxes (Continued)

and provide for these matters as appropriate. As of December 31, 2013, we had $51,146 of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2014, we had $55,951 of reserves related to uncertain tax positions, of which $53,078 and $2,873 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2011	$31,408
Gross additions based on tax positions related to the current year	6,598
Gross additions for tax positions of prior years	3,912
Gross reductions for tax positions of prior years	(427)
Lapses of statutes	(2,829)
Settlements	(1,099)

Gross tax contingencies—December 31, 2012	$37,563
Gross additions based on tax positions related to the current year	5,985
Gross additions for tax positions of prior years	20,275
Gross reductions for tax positions of prior years	(1,370)
Lapses of statutes	(1,312)
Settlements	(9,995)

Gross tax contingencies—December 31, 2013	$51,146
Gross additions based on tax positions related to the current year	3,984
Gross additions for tax positions of prior years	13,717
Gross reductions for tax positions of prior years	(2,699)
Lapses of statutes	(5,350)
Settlements	(4,847)

Gross tax contingencies—December 31, 2014	$55,951

        The reversal of these reserves of $55,951 ($41,990 net of federal tax benefit) as of December 31, 2014 will be recorded as a reduction of our income tax provision if sustained. We believe that it is reasonably possible that an amount up to approximately $6,560 of our unrecognized tax positions may be recognized by the end of 2015 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2013
Total revenues	$746,706	$754,396	$755,314	$768,207
Operating income (loss)	122,517	129,697	139,958	97,075
Income (loss) from continuing operations	18,152	27,340	5,330	48,339
Total income (loss) from discontinued operations	2,184	(98)	(571)	(684)
Net income (loss)	20,336	27,242	4,759	47,655
Net income (loss) attributable to Iron Mountain Incorporated	19,188	26,366	3,849	47,059	(1)
Earnings (losses) per Share-Basic
Income (loss) per share from continuing operations	0.10	0.14	0.03	0.25
Total income (loss) per share from discontinued operations	0.01	—	—	—
Net income (loss) per share attributable to Iron Mountain
Incorporated	0.10	0.14	0.02	0.25
Earnings (losses) per Share-Diluted
Income (loss) per share from continuing operations	0.09	0.14	0.03	0.25
Total income (loss) per share from discontinued operations	0.01	—	—	—
Net income (loss) per share attributable to Iron Mountain
Incorporated	0.10	0.14	0.02	0.24
2014
Total revenues	$770,126	$786,892	$782,697	$777,978
Operating income (loss)	132,616	147,290	141,476	127,895
Income (loss) from continuing operations	42,721	272,702	858	12,674
Total (loss) income from discontinued operations	(612)	(326)	—	729
Net income (loss)	42,109	272,376	858	13,403
Net income (loss) attributable to Iron Mountain Incorporated	41,667	271,637	66	12,749	(2)
Earnings (losses) per Share-Basic
Income (loss) per share from continuing operations	0.22	1.42	—	0.06
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain
Incorporated	0.22	1.41	—	0.06
Earnings (losses) per Share-Diluted
Income (loss) per share from continuing operations	0.22	1.41	—	0.06
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	1.40	—	0.06

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2013 compared to the third quarter of 2013 is primarily attributable to a benefit for income taxes recorded in the fourth quarter of 2013 compared to a provision recorded in the third quarter of 2013 for a net benefit of approximately $50,200, as well as a decrease in other expenses, net of approximately $34,700 primarily as a result of debt extinguishment charges recorded in the third quarter of 2013 of approximately $43,600 that did not repeat in the fourth quarter of 2013, offset

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited) (Continued)

  by an increase in foreign exchange transaction losses of approximately $11,000. Offsetting these benefits was a decrease in operating income of approximately $42,900. The decrease in operating income is primarily attributable to: (1) $18,700 of restructuring costs associated with our organizational realignment, (2) $11,200 of facilities costs primarily associated with facility consolidation, (3) $8,100 of other cost increases, including costs associated with recent acquisitions and executing our strategy, (4) $3,600 of increased depreciation and amortization, primarily related to business acquisitions, (5) $3,000 in sales, marketing and account management costs within our North American Records and Information Management Business and North American Data Management segments (primarily associated with sales commissions), (6) $2,200 of increased bad debt expense and (7) $2,000 of charitable contributions, partially offset by a $7,100 decrease in REIT Costs (defined at Note 9) incurred in the fourth quarter compared to the third quarter of 2013.

(2)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2014 compared to the third quarter of 2014 is primarily attributable to a decrease in the provision for income taxes recorded in the fourth quarter of 2014 compared to the third quarter of 2014 of approximately $54,000. The decrease in the income tax provision was offset by a decrease in operating income of approximately $13,600, a debt extinguishment charge recorded in the fourth quarter of 2014 of approximately $16,500 and an increase in interest expense of $9,800. The decrease in operating income is attributable to a $8,300 increase in selling, general and administrative expenses, primarily due to higher professional fees and charitable contributions, as well as a $4,700 decrease in revenue, primarily due to unfavorable changes in foreign exchange rates, in the fourth quarter compared to the third quarter.

9. Segment Information

        As a result of certain organizational realignments effective January 1, 2014, we evaluated changes to our internal financial reporting to better align our internal reporting to how we will manage our business going forward. This evaluation resulted in changes to our reportable segments effective January 1, 2014. As a result of the changes to our reportable segments, the former North American Business segment was separated into two unique reportable segments, which we refer to as (1) North American Records and Information Management Business segment and (2) North American Data Management Business segment. In addition, the Emerging Businesses segment, which was previously reported as a component of the former North American Business segment, is now reported as a component of the Corporate and Other segment. As a result, we have restated previously reported segment information.

        Our four reportable operating segments are described as follows:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

9. Segment Information (Continued)

    documents for corporate customers ("Records Management"); information destruction services ("Destruction"); DMS; Fulfillment Services; and Intellectual Property Management.

  •
  North American Data Management Business—storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations ("Data Protection & Recovery"), server and computer backup services, digital content repository systems to house, distribute, and archive key media assets, and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

  •
  International Business—storage and information management services throughout Europe, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations provide Records Management, Data Protection & Recovery and DMS throughout Europe. Our Latin America operations provide Records Management, Data Protection & Recovery and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong-SAR and China. Prior to December 2014, our International Business segment offered Destruction in the United Kingdom, Ireland and Australia. See Note 16 for further disclosure related to the divestiture of these secure shredding operations in December 2014.

  •
  Corporate and Other—consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other segment also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records & Information Management Business	North American Data Management Business	International Business	Corporate & Other	Total Consolidated
2012
Total Revenues	$1,780,299	$404,253	$806,692	$12,711	$3,003,955
Depreciation and Amortization	163,375	17,841	103,393	31,735	316,344
Depreciation	151,471	17,034	80,493	31,600	280,598
Amortization	11,904	807	22,900	135	35,746
Adjusted OIBDA	665,655	243,908	173,620	(172,266)	910,917
Total Assets(1)	3,543,166	644,952	1,854,050	316,171	6,358,339
Expenditures for Segment Assets	138,837	26,243	191,360	38,249	394,689
Capital Expenditures	98,169	13,106	91,159	38,249	240,683
Cash Paid for Acquisitions, Net of Cash Acquired	21,770	6,356	97,008	—	125,134
Additions to Customer Relationship and Acquisition Costs	18,898	6,781	3,193	—	28,872
2013
Total Revenues	1,769,233	396,519	845,599	13,272	3,024,623
Depreciation and Amortization	165,097	19,956	105,485	31,499	322,037
Depreciation	150,557	19,652	81,279	31,368	282,856
Amortization	14,540	304	24,206	131	39,181
Adjusted OIBDA	645,575	235,380	206,003	(192,377)	894,581
Total Assets(1)	3,687,865	690,507	2,015,412	259,221	6,653,005
Expenditures for Segment Assets	319,419	20,678	218,903	75,586	634,586
Capital Expenditures	96,545	12,929	102,235	75,586	287,295
Cash Paid for Acquisitions, Net of Cash Acquired	205,251	6,791	105,058	—	317,100
Additions to Customer Relationship and Acquisition Costs	17,623	958	11,610	—	30,191
2014
Total Revenues	1,795,361	390,207	918,545	13,580	3,117,693
Depreciation and Amortization	177,097	21,770	119,685	34,591	353,143
Depreciation	158,122	21,458	90,404	34,573	304,557
Amortization	18,975	312	29,281	18	48,586
Adjusted OIBDA	690,419	224,696	214,891	(204,209)	925,797
Total Assets(1)	3,657,366	653,275	1,989,642	270,059	6,570,342
Expenditures for Segment Assets	198,651	24,387	233,767	67,659	524,464
Capital Expenditures	145,199	18,076	132,468	66,181	361,924
Cash Paid for Acquisitions, Net of Cash Acquired	26,450	5,863	95,780	—	128,093
Additions to Customer Relationship and Acquisition Costs	27,002	448	5,519	1,478	34,447

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

9. Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate on a consolidated basis is as follows:

	Year Ended December 31,
	2012	2013	2014
Adjusted OIBDA	$910,917	$894,581	$925,797
Less: Depreciation and Amortization	316,344	322,037	353,143
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	4,661	430	1,065
REIT Costs(1)	34,446	82,867	22,312
Interest Expense, Net	242,599	254,174	260,717
Other Expense (Income), Net	16,062	75,202	65,187

Income (loss) from Continuing Operations before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	$296,805	$159,871	$223,373

(1)
Includes costs associated with our 2011 proxy contest, the previous work of the former Strategic Review Special Committee of the board of directors and costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

        Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2012	2013	2014
Revenues:
United States	$1,948,679	$1,938,307	$1,967,169
United Kingdom	290,044	275,343	280,020
Canada	248,583	240,716	231,979
Other International	516,649	570,257	638,525

Total Revenues	$3,003,955	$3,024,623	$3,117,693

Long-lived Assets:
United States	$3,359,560	$3,645,211	$3,619,396
United Kingdom	529,336	520,255	474,748
Canada	445,699	413,821	409,278
Other International	999,652	1,140,111	1,149,201

Total Long-lived Assets	$5,334,247	$5,719,398	$5,652,623

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2012	2013	2014
Revenues:
Records Management(1)(2)	$2,211,101	$2,244,494	$2,329,546
Data Management(1)(3)	524,627	527,091	531,516
Information Destruction(1)(4)	268,227	253,038	256,631

Total Revenues	$3,003,955	$3,024,623	$3,117,693

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the Destruction service offering, which does not have a storage component.

(2)
Includes Business Records Management, Compliant Records Management and Consulting Services, DMS, Fulfillment Services, Health Information Management Solutions, Energy Data Services, Dedicated Facilities Management and Technology Escrow Services.

(3)
Includes Data Protection & Recovery Services and Entertainment Services.

(4)
Includes Secure Shredding and Compliant Information Destruction.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five-year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $250,986, $244,390 and $255,193 for the years ended December 31, 2012, 2013 and 2014, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payment	Sublease Income	Capital Leases
2015	$233,428	$(5,657)	$52,531
2016	220,328	(4,458)	52,685
2017	207,027	(3,478)	40,539
2018	190,906	(1,361)	34,414
2019	178,728	(729)	25,827
Thereafter	1,216,193	(986)	152,799

Total minimum lease payments	$2,246,610	$(16,669)	358,795

Less amounts representing interest			(116,929)

Present value of capital lease obligations			$241,866

        In addition, we have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments
2015	$43,908
2016	19,615
2017	11,943
2018	2,188
2019	1,811
Thereafter	2,310

$81,775

  b.
  Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2013 and 2014 there were $32,850 and $33,381, respectively, of self-insurance accruals reflected in accrued expenses of our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

  c.
  Litigation—General

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $4,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

  d.
  Government Contract Billing Matter

        Since October 2001, we have provided services to the United States Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed under the Schedules to correspond to the prices billed to certain benchmark commercial customers. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance for that period to the GSA and its Office of Inspector General ("OIG") in June 2011.

        In April 2012, the United States Government sent us a subpoena seeking information that substantially overlapped with the subjects that were covered by the voluntary disclosure process that we initiated with the GSA and OIG in June 2011, except that the subpoena sought information dating back to 2000, and sought information about non-GSA federal and state and local customers. In June 2014, we learned that the government subpoena and investigation were the result of a pending, sealed qui tam lawsuit brought against us on behalf of the United States and the State of California. In December 2014, we settled the lawsuit. As a result of the settlement, we paid the United States Government and the State of California $44,500 and $1,250, respectively, in the fourth quarter of 2014. There was no material impact to our consolidated statement of operations in 2014 as a result of the settlement as we had previously accrued and maintained a deferred revenue liability related to this matter.

  e.
  Commonwealth of Massachusetts Assessment

        During the third quarter of 2012, we applied for an abatement of assessments from the Commonwealth of Massachusetts. The assessments, issued in the second quarter of 2012, related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. The applications for abatement were denied during the third quarter of 2012. On October 19, 2012 we filed petitions with the Massachusetts Appellate Tax Board challenging the assessments. In addition, during the second quarter of 2013,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

Massachusetts assessed tax for the 2007 and 2008 tax years in the aggregate amount of $4,120, including tax, interest and penalties through the assessment date. The assessment is for issues consistent with those assessed in the earlier years. In the third quarter of 2013, we filed an application for abatement for the 2007 and 2008 tax years, which Massachusetts denied on October 15, 2013. On December 13, 2013, we filed a petition with the Massachusetts Appellate Tax Board to challenge the assessment for the 2007 and 2008 tax years. In February 2015, we reached a settlement agreement with the Commonwealth of Massachusetts, under which we paid $6,000 to settle the assessments related to the 2004 through 2008 tax years. Additionally, following a corporate excise audit for the 2009 through 2011 tax years, Massachusetts has issued Notices of Intention to Assess dated December 27, 2014 which set forth proposed corporate excise assessments in the aggregate amount of $1,503, including tax, interest and penalties. We intend to defend this matter vigorously at the Massachusetts Appellate Tax Board.

  f.
  Italy Fire

        On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by four customers, of which three of those matters have been settled. We have also received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. As discussed in Note 14, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our Consolidated Statements of Operations and proceeds received within cash flows from operating activities in our Consolidated Statements of Cash Flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net within operating income in our Consolidated Statements of Operations and proceeds received within cash flows from investing activities within our Consolidated Statements of Cash Flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian operations, statements of operations and cash flows related to the fire are reflected as discontinued operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

  g.
  Argentina Fire

        On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and do not expect that this event will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues.

11. Related Party Transactions

        Paul F. Deninger, one of our directors, is a senior managing director at Evercore Group L.L.C. ("Evercore"). In May 2013, we entered into an agreement with Evercore, which was amended and restated in August 2013 (the "Evercore Engagement"), pursuant to which Evercore agreed to provide financial advisory services to us in exchange for an aggregate fee of up to $3,000. In connection with the Evercore Engagement, Mr. Deninger agreed, and Evercore represented, that Mr. Deninger would not be involved with the Evercore Engagement and would not receive any fees or direct compensation in connection with the Evercore Engagement. The Evercore Engagement was approved by the audit committee of our board of directors in accordance with our Related Persons Transaction Policy. For the years ended December 31, 2013 and 2014, we have incurred fees associated with the Evercore Engagement, including fees associated with the amendment of our Credit Agreement in August 2013 and discounts and commissions attributable to Evercore's participation as one of the underwriters in the August 2013 Offerings, as well as monthly retention fees, of $2,750 and $250, respectively.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union United States employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Code. In addition, IME operates a defined contribution plan, which is similar to our United States 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $18,026, $19,999 and $18,306 for the years ended December 31, 2012, 2013 and 2014, respectively.

13. Stockholders' Equity Matters

        On September 15, 2014, we announced the declaration by our board of directors of a special distribution of $700,000 (the "Special Distribution"), payable to stockholders of record as of September 30, 2014 (the "Record Date"). The Special Distribution represented the remaining amount of our undistributed earnings and profits attributable to all taxable periods ending on or prior to December 31, 2013, which in accordance with tax rules applicable to REIT conversions, we were required to pay to our stockholders on or before December 31, 2014 in connection with our conversion to a REIT. The Special Distribution also included certain items of taxable income that we recognized in 2014, such as depreciation recapture in respect of accounting method changes commenced in our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

13. Stockholders' Equity Matters (Continued)

pre-REIT period as well as foreign earnings and profits recognized as dividend income. The Special Distribution followed an initial special distribution of $700,000 paid to stockholders in November 2012.

        The Special Distribution was paid on November 4, 2014 (the "Payment Date") to stockholders of record as of the Record Date in a combination of common stock and cash. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution in all common stock or all cash, with the total cash payment to stockholders limited to no more than $140,000, or 20% of the total Special Distribution, not including cash paid in lieu of fractional shares. Based on stockholder elections, we paid $140,000 of the Special Distribution in cash, not including cash paid in lieu of fractional shares, with the balance paid in the form of common stock. Our shares of common stock were valued for purposes of the Special Distribution based upon the average closing price on the three trading days following October 24, 2014, or $35.55 per share, and as such, we issued approximately 15,750,000 shares of common stock in the Special Distribution. These shares impact weighted average shares outstanding from the date of issuance, and thus impact our earnings per share data prospectively from the Payment Date.

        In November 2014, our board of directors declared a distribution of $0.255 per share (the "Catch-Up Distribution") payable on December 15, 2014 to stockholders of record on November 28, 2014. Our board of directors declared the Catch-Up Distribution because our cash distributions paid from January 2014 through July 2014 were declared and paid before our board of directors had determined that we would elect REIT status effective January 1, 2014 and were lower than they otherwise would have been if the final determination to elect REIT status effective January 1, 2014 had been prior to such distributions.

        In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2013 and 2014, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2013	$0.2700	March 25, 2013	$51,460	April 15, 2013
June 6, 2013	0.2700	June 25, 2013	51,597	July 15, 2013
September 11, 2013	0.2700	September 25, 2013	51,625	October 15, 2013
December 16, 2013	0.2700	December 27, 2013	51,683	January 15, 2014
March 14, 2014	0.2700	March 25, 2014	51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014

(1)
Represents Special Distribution.

(2)
Represents Catch-Up Distribution.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

13. Stockholders' Equity Matters (Continued)

        During the years ended December 31, 2012, 2013 and 2014, we declared distributions to our stockholders of $886,896, $206,365 and $1,048,905, respectively. These distributions represent approximately $5.12 per share, $1.08 per share and $5.37 per share for the years ended December 31, 2012, 2013 and 2014, respectively, based on the weighted average number of common shares outstanding during each respective year. For each of 2012 and 2014, total amounts distributed included Special Distributions (as described above) of $700,000, or $4.07 and $3.61 per share, respectively, associated with the Company's conversion to a REIT.

        For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The IRS requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2012, 2013 and 2014, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2012	2013	2014
Nonqualified ordinary dividends	0.0%	0.0%	26.4%
Qualified ordinary dividends	100.0%	100.0%	56.4%
Return of capital	0.0%	0.0%	17.2%

	100.0%	100.0%	100.0%

        In December 2013, our board of directors approved, and we entered into, a REIT Status Protection Rights Agreement (the "Rights Agreement") which provided for a dividend of one preferred stock purchase right (a "Right") for each share of our common stock outstanding on December 20, 2013. On November 18, 2014, we entered into the First Amendment to the Rights Agreement to extend the expiration of the Rights Agreement from December 9, 2014 to February 28, 2015. On January 20, 2015, in connection with the merger with our predecessor, the Rights Agreement was terminated.

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

DECEMBER 31, 2014
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business:

	Year Ended December 31,
	2012	2013	2014
(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(75)	$(958)	$(960)
(Benefit) Provision for Income Taxes	(505)	(429)	—

Income (Loss) from Discontinued Operations, Net of Tax	$430	$(529)	$(960)

        During the year ended December 31, 2013, we recognized a loss before provision of income taxes of discontinued operations of $958 primarily related to the write-off of certain software costs. During the year ended December 31, 2014, we recognized a loss before provision for income taxes of discontinued operations of $960, primarily related to settlements of legal matters directly related to the disposed business.

New Zealand Operations

        We completed the sale of our New Zealand operations on October 3, 2011. Our New Zealand operations were previously included within the International Business segment. For all periods presented the financial position, operating results and cash flows of our New Zealand operations, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of our New Zealand operations:

	Year Ended December 31,
	2012	2013	2014
(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(88)	$—	$—
(Benefit) Provision for Income Taxes	(34)	—	—

(Loss) Income from Discontinued Operations, Net of Tax	$(54)	$—	$—

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

DECEMBER 31, 2014
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of our Italian operations:

	Year Ended December 31,
	2012(1)	2013(2)	2014(2)
Total Revenue	$2,138	$—	$—

(Loss) Income Before (Benefit) Provison for Income Taxes of Discontinued Operations	$(8,692)	$2,290	$751
(Benefit) Provision for Income Taxes	(1,542)	930	—

(Loss) Income from Discontinued Operations, Net of Tax	(7,150)	1,360	751
Loss on Sale of Discontinued Operations, Net of Tax	(1,885)	—	—

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(9,035)	$1,360	$751

(1)
Includes the results of operations of Italy through April 27, 2012, the date the sale of our Italian operations was consummated.

(2)
During the years ended December 31, 2013 and 2014, we recognized income before provision of income taxes of discontinued operations primarily related to the recovery of insurance proceeds in excess of carrying value.

15. Restructuring

        In the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs, which was completed in 2014. As a result, we recorded restructuring costs of approximately $23,400 and $3,475 for the years ended December 31, 2013 and 2014, respectively, primarily related to employee severance and associated benefits.

        Restructuring costs included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Year Ended December 31,
	2013	2014
Cost of sales (excluding depreciation and amortization)	$3,400	$1,228
Selling, general and administrative expenses	20,000	2,247

Total restructuring costs	$23,400	$3,475

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014
(In thousands, except share and per share data)

15. Restructuring (Continued)

        Restructuring costs recorded by segment are as follows:

	Year Ended December 31,
	2013	2014
North American Records and Information Management Business	$12,600	$1,560
North American Data Management Business	2,100	340
International Business	3,700	33
Corporate and Other	5,000	1,542

Total restructuring costs	$23,400	$3,475

16. Divestitures

        In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26,200 in cash at closing, including $1,500 being held in escrow. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture is not a discontinued operation under the guidance in ASU 2014-08 described in Note 2.x. and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 ($10,200, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations in 2014 represent less than 1% of our consolidated revenues. Approximately $7,750 of goodwill was allocated to the International Shredding Operations, utilizing a relative fair value approach. The International Shredding Operations were previously included in our International Business segment.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$800	$2,122	$737	2001	Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,539	4,176	1,082	2001	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	2,546	14,724	2,762	2007	Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	514	7,819	3,774	2012	Up to 40 years
3381 East Global Loop, Tucson, Arizona	1	—	1,622	3,322	4,944	1,993	2000	Up to 40 years
200 Madrone Way, Felton, California	1	—	760	633	1,393	471	1997	Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	7,200	17,672	6,604	2002	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,558	6,320	2,183	2002	Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,091	8,891	2,470	2002	Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	12,497	27,082	5,694	2002	Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	16	2014	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	17,842	28,010	9,174	1988	Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	4,629	19,801	12,476	1997	Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	—	4,576	1,286	2002	Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	67	28,024	5,811	2012	Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,641	17,153	4,747	2002	Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,095	4,515	1,459	2001	Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,104	8,433	3,222	2002	Up to 40 years
111 Uranium Drive, Sunnyvale, California	1	—	9,645	4,919	14,564	3,102	2002	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,615	4,664	1,354	2001	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	1,827	3,410	1,066	2001	Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,671	3,432	1,174	2001	Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	9,807	17,210	6,187	2001	Up to 40 years
5151 E. 46th Ave, Denver, Coloardo	1	—	6,312	—	6,312	569	2014	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,180	8,597	5,044	2002	Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	672	2,440	967	2000	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	29,062	39,509	12,790	2001	Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	1,274	5,295	2,120	2002	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	843	8,069	4,157	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	192	2,045	619	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,392	5,685	2,192	2001	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	245	2,172	631	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	12,708	16,909	3,978	2001	Up to 40 years
1890 MacArthur Blvd, Atlanta Georgia	1	—	1,786	620	2,406	778	2002	Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	291	1,476	677	2001	Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,131	5,939	1,846	2002	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
3150 Nifda Dr, Smyrna, Georgia	1	$—	$463	$640	$1,103	$551	1990	Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	18,461	26,408	11,484	1999	Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	12,850	17,114	5,639	2001	Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	925	8,395	3,098	2006	Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,670	3,074	2,111	2001	Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,622	5,611	741	2000	Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	17	22,065	5,838	2014	Up to 40 years
6120 Churchman Bypass, Indianapolis, Indiana	1	—	4,827	7,761	12,588	4,013	2002	Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	313	935	247	2003	Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	8,166	8,875	2,760	Various	Up to 40 years
900 Distributors Row, New Orleans, Louisiana	1	—	7,607	816	8,423	4,794	2002	Up to 40 years
1274 Commercial Drive, Port Allen, Louisiana	1	—	2,680	3,133	5,813	1,866	2003	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	5,511	7,709	2,130	1999	Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	689	4,471	1,831	2000	Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,181	17,286	7,003	2001	Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,776	6,997	2,705	1998	Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	420	584	388	2002	Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,067	6,887	4,451	1991	Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	514	2,425	1,728	1999	Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	48	5,461	43	2014	Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	975	2,273	902	2001	Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	18,343	74,266	27,786	Various	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,048	2,342	925	2002	Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	314	2,116	784	2000	Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,253	5,679	2,876	Various	Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,142	5,142	1,906	2001	Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	2,796	5,868	1,414	2004	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	10,273	13,197	3,945	Various	Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,614	12,044	3,773	2002	Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,015	10,194	4,739	2001	Up to 40 years
Kimberly Rd, East Brunsick, New Jersey	3	—	22,105	5,094	27,199	10,184	Various	Up to 40 years
1189 Magnolia Ave, Elizabeth, New Jersey	1	—	1,278	2,102	3,380	1,310	2000	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	49,849	88,546	34,649	Various	Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,303	14,888	3,291	2006	Up to 40 years
555 Gallatin Place, Alburquerque, New Mexico	1	—	4,083	377	4,460	1,773	2001	Up to 40 years
7500 Los Volcanes Rd NW, Albuquerque, New Mexico	1	—	2,801	1,791	4,592	1,944	1999	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
100 Bailey Ave, Buffalo, New York	1	$—	$1,324	$9,528	$10,852	$4,252	1998	Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,047	6,133	2,771	2000	Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,411	7,022	3,240	1998	Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,878	2,980	899	2001	Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,294	7,013	1,648	2006	Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	443	4,766	1,383	2005	Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	7,222	30,359	17,537	2001	Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	9,291	14,433	3,861	Various	Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	1,983	4,912	2,153	1997	Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	1,619	3,499	1,205	1999	Up to 40 years
1034 Hulbert Ave, Cincinnati, Ohio	1	—	786	794	1,580	659	2000	Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	354	3,483	1,487	1999	Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	2,404	5,740	2,002	2001	Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,538	2,568	1,123	1999	Up to 40 years
2120 Buzick Drive, Obetz, Ohio	1	—	4,317	12,715	17,032	4,534	2003	Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	804	1,406	431	2001	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,813	7,000	3,214	2002	Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	122,202	143,368	26,668	Various	Up to 40 years
1201 Freedom Rd, Cranberry Township, Pennsylvania	1	—	1,057	11,953	13,010	4,698	2001	Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	853	3,310	1,513	2000	Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	6,421	8,818	2,641	1999	Up to 40 years
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	3	—	24,153	9,562	33,715	12,690	Various	Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,225	7,410	2,986	2001	Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	1,995	4,654	1,955	2001	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	3,752	4,470	1,053	Various	Up to 40 years
415 Brick Church Park Dr, Nashville, Tennessee	1	—	2,312	3,681	5,993	2,691	2000	Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	1,802	3,629	1,142	2000	Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	1,725	7,214	3,025	2002	Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	242	4,761	531	2011	Up to 40 years
1800 Columbian Club Dr, Carrollton, Texas	1	—	19,673	64	19,737	6,020	2013	Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	394	2,568	960	2000	Up to 40 years
Alma St, Dallas, Texas	2	—	3,431	1,297	4,728	2,020	2000	Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,237	6,755	3,099	2001	Up to 40 years
Cockrell Ave, Dallas, Texas	2	—	3,950	1,914	5,864	2,652	2000	Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	596	3,811	1,849	2000	Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	450	5,778	2,051	2002	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
1202 Ave R, Grand Prairie, Texas	1	$—	$8,354	$1,660	$10,014	$4,245	2003	Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	33,410	39,737	5,615	2004	Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	1,335	4,175	1,870	2000	Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	178	7,865	5,062	2002	Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	1,775	5,242	1,786	2000	Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	916	1,948	746	2002	Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	863	2,658	864	2000	Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	10,845	14,033	6,609	2001	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	486	2,166	756	2001	Up to 40 years
1235 North Union Bower, Irving, Texas	1	—	1,574	960	2,534	944	2001	Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,381	11,192	2,991	2001	Up to 40 years
929 South Medina St, San Antonio, Texas	1	—	3,883	1,079	4,962	1,901	2002	Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	171	564	153	1998	Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	759	4,285	2,142	1999	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	2,361	8,600	3,524	2002	Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,813	3,522	1,197	1999	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	209	6,736	1,922	2011	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	1,813	15,980	7,835	2002	Up to 40 years
8001 Research Way, Springfield, Virginia	1	—	5,230	2,309	7,539	2,119	2002	Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,647	11,245	4,324	2005	Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,062	4,140	1,653	1999	Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	3,915	4,425	1,177	1999	Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,190	8,589	2,428	2002	Up to 40 years
19826 Russell Rd South, Kent, Washington	1	—	14,793	8,047	22,840	7,270	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	1,122	5,618	2,557	2001	Up to 40 years
12021 West Bluemound Rd, Wauwatosa, Wisconsin	1	—	1,307	2,040	3,347	942	1999	Up to 40 years

	162	—	767,030	672,245	1,439,275	486,109

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Canada
One Command Court, Bedford	1	$—	$3,847	$4,809	$8,656	$2,941	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	5,737	11,140	3,878	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	16,195	21,202	4,284	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	1,448	9,539	3,560	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	8,040	12,366	3,170	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	10,383	25,041	8,384	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	829	2,849	1,223	2000	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	453	3,204	1,097	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	16,495	24,691	9,062	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	1,343	3,143	1,183	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	6,759	7,818	2,836	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,691	2,697	10,388	2,113	2003	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,562	2,391	549	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	1,023	2,876	964	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	537	1,780	416	2007	Up to 40 years

	15	—	68,774	78,310	147,084	45,660

	177	—	835,804	750,555	1,586,359	531,769

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Europe								Up to 40 years
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$1,777	$8,319	$1,260	2010	Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	4,975	7,516	2,504	2003	Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	1,551	3,301	1,231	2003	Up to 40 years
ZI des Sables, Morangis, France	1	2,235	12,407	—	12,407	5,830	2004	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	—	3,220	1,697	2006	Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	1,653	10,693	2,754	2014	Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	996	3,814	960	2001	Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	5,781	21,815	4,210	2012	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	7,559	14,529	3,084	Various	Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,497	2,610	794	2004	Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	29,434	40,951	14,604	2001	Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	—	186	—	2014	Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	2,808	13,819	1,552	2010	Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	6,054	10,035	4,703	2001	Up to 40 years
Fundicion 8, Rivas-Vaciamadrid, Spain	1	—	1,022	2,594	3,616	1,221	2002	Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	—	1,053	412	Various	Up to 40 years
628 Western Avenue, Acton, United Kingdom	1	—	2,070	87	2,157	766	2003	Up to 40 years
65 Egerton Road, Birmingham, United Kingdom	1	—	6,980	2,897	9,877	4,355	2003	Up to 40 years
Otterham Quay Lane, Gillingham, United Kingdom	13	—	7,418	4,874	12,292	4,730	2003	Up to 40 years
Pennine Way, Hemel Hempstead, United Kingdom	1	—	10,847	7,482	18,329	6,356	2004	Up to 40 years
Kemble Industrial Park, Kemble, United Kingdom	2	—	5,277	8,926	14,203	8,157	2004	Up to 40 years
Gayton Road, Kings Lynn, United Kingdom	3	—	3,119	1,872	4,991	2,783	2003	Up to 40 years
24/26 Gillender Street, London, United Kingdom	1	—	4,666	2,910	7,576	2,390	2003	Up to 40 years
Cody Road, London, United Kingdom	2	—	20,307	9,204	29,511	9,212	2003	Up to 40 years
Unit 10 High Cross Centre, London, United Kingdom	1	—	3,598	1,104	4,702	1,153	2003	Up to 40 years
Old Poplar Bus Garage, London, United Kingdom	1	—	4,639	2,923	7,562	3,237	2003	Up to 40 years
17 Broadgate, Oldham, United Kingdom	1	—	4,039	1,076	5,115	2,074	2008	Up to 40 years
Harpway Lane, Sopley, United Kingdom	1	—	681	1,781	2,462	1,208	2004	Up to 40 years
Unit 1A Broadmoor Road, Swindom, United Kingdom	1	—	2,636	1,042	3,678	860	2006	Up to 40 years

	49	2,235	166,482	113,857	280,339	94,097

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2014
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$2,113	$2,768	$813	Various	Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	168	334	113	1998	Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	272	416	118	1995	Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	5,020	17,793	2,483	2012	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	2	—	1,868	563	2,431	83	Various	Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	5,518	29,596	1,160	2014	Up to 40 years
El Taqueral 99, Santiago, Chile	1	—	2,629	35,628	38,257	7,834	2006	Up to 40 years
Panamericana Norte 18900, Santiago, Chile	4	—	4,001	10,507	14,508	1,588	2004	Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	139	513	79	2002	Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	333	1,238	194	2004	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	1,085	4,622	831	2004	Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	707	2,911	507	2002	Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	2,580	10,124	1,692	2007	Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	5	2,589	1,549	947	2,496	402	2013	Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	2,296	6,408	1,212	Various	Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	3,614	11,793	3,048	2010	Up to 40 years

	27	2,589	74,718	71,490	146,208	22,157

Asia Pacific
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	3,438	4,119	619	2012	Up to 40 years
Warehouse No 4, Shanghai, China	1	—	1,530	1,030	2,560	92	2013	Up to 40 years

	2	—	2,211	4,468	6,679	711

Total	255	$4,824	$1,079,215	$940,370	$2,019,585	$648,734

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 839 leased facilities in our real estate portfolio. In addition, the above information does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

(2)
No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(3)
Date of construction or acquired represents the date we constructed the facility or acquired the facility through purchase or acquisition.

IRON MOUNTAIN INCORPORATED

SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2014

(Dollars in thousands)

        The change in gross carrying amount of real estate owned for the year ended December 31, 2014 is as follows:

Gross amount at beginning of period	$1,949,073
Additions during period:
Acquisitions(1)	—
Discretionary capital projects	119,654
Other(2)	(36,324)

83,330

Deductions during period:
Cost of real estate sold or disposed	(12,818)

Gross amount at end of period	$2,019,585

(1)
Includes acquisition of sites through business combinations and purchase accounting adjustments.

(2)
Includes foreign currency exchange rate fluctuations.

        The aggregate cost for Federal tax purposes at December 31, 2014 of our real estate assets was approximately $1,848,000 (unaudited).

        The change in accumulated depreciation amount of real estate owned for the year ended December 31, 2014 is as follows:

Gross amount of accumulated depreciation at beginning of period	$592,329
Additions during period:
Depreciation	66,617
Other(1)	(6,547)

60,070

Deductions during period:
Amount of accumulated depreciation for real estate assets sold or disposed	(3,665)

Gross amount of end of period	$648,734

(1)
Includes foreign currency exchange rate fluctuations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM L. MEANEY William L. Meaney	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ RODERICK DAY Roderick Day	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
/s/ JENNIFER M. ALLERTON Jennifer M. Allerton	Director	February 27, 2015
/s/ TED R. ANTENUCCI Ted R. Antenucci	Director	February 27, 2015
/s/ PAMELA M. ARWAY Pamela M. Arway	Director	February 27, 2015
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	February 27, 2015
/s/ KENT P. DAUTEN Kent P. Dauten	Director	February 27, 2015
/s/ PAUL F. DENINGER Paul F. Deninger	Director	February 27, 2015

Name	Title	Date

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	February 27, 2015
/s/ MICHAEL LAMACH Michael Lamach	Director	February 27, 2015
/s/ WALTER C. RAKOWICH Walter. C. Rakowich	Director	February 27, 2015
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	February 27, 2015

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
2.2
Agreement and Plan of Merger, dated as of November 12, 2014, between Iron Mountain Incorporated and Iron Mountain REIT, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2014.)
3.1
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 26, 2014, as corrected by the Certificate of Correction of the Company filed with the Secretary of State of the State of Delaware on June 30, 2014. (Incorporated by reference to Annex B-1 to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014, File No. 001-13045.)
3.2	Certificate of Merger, filed by the Company, effective as of January 20, 2015. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
3.3	Bylaws of the Company. (Filed herewith.)
4.1
Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File Number 001-13045.)
4.2
Fourth Supplemental Indenture, dated as of October 16, 2006, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 8% Senior Subordinated Notes due 2018 and the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2006, File Number 001-13045.)
4.3
Fifth Supplemental Indenture, dated as of January 19, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, relating to the 6 3/4% Euro Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007, File Number 001-13045.)
4.4
Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File Number 001-13045.)
4.5
Eighth Supplemental Indenture, dated as of August 10, 2009, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8 3/8% Senior Subordinated Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2009, File Number 001-13045.)
4.6
Ninth Supplemental Indenture, dated as of January 20, 2015, to Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Company's predecessor immediately prior to its conversion to a REIT (the "Predecessor Registrant") and The Bank of New York Trust Company, N.A, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)

Exhibit	Item
4.7	Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)
4.8
First Supplemental Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7 3/4% Senior Subordinated Notes due 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2011.)
4.9
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5 3/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 10, 2012.)
4.10
Third Supplemental Indenture, dated as of January 20, 2015, to Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Predecessor Registrant and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
4.11
Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8- K dated August 13, 2013.)
4.12
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6% Senior Notes due 2023. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.13
Second Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of August 13, 2013, among the Company, the Predecessor Registrant and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
4.14
Senior Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.15
First Supplemental Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% CAD Senior Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 2013.)
4.16
Second Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of August 13, 2013, among the Company, the Predecessor Registrant, Iron Mountain Canada Operations ULC and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
4.17
Senior Indenture, dated as of September 18, 2014, among Iron Mountain Europe PLC, the Company, the Subsidiary Guarantors, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 22, 2014.)

Exhibit	Item
4.18	First Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of September 18, 2014, among the Company, the Predecessor Registrant, Iron Mountain Europe PLC, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as Paying Agent, Registrar and Transfer Agent. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
4.20
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
4.21
REIT Status Protection Rights Agreement, dated as of December 9, 2013, between the Company and Computershare Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 9, 2013.)
4.22
First Amendment to REIT Status Protection Agreement, dated as of November 18, 2014, between Iron Mountain Incorporated and Computershare Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2014.)
4.23
Second Amendment to REIT Status Protection Rights Agreement, dated as of January 20, 2015, between the Predecessor Registrant and Computershare Inc. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
10.1
2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File Number 001-13045.)
10.2
First Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-13045.)
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
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File Number 001-13045.)
10.6	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008, File Number 001-13045.)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE's Current Report on Form 8-K dated April 16, 1999, File Number 001-13045.)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File Number 001-13045.)

Exhibit	Item
10.9	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008, File Number 001-13045.)
10.10
Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008, File Number 001-13045.)
10.11	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.12	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.13
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain REIT, Inc. Registration Statement on Form S-4, filed with the SEC on November 12, 2014, File No. 333-197819.)
10.14
Form of Iron Mountain Incorporated Amended and Restated Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.15
Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.16
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.17
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.18
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.19
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.20
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.21
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File Number 001-13045.)
10.22
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2B). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)

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
10.25
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 21). (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 19, 2014.)
10.26
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
10.27	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Filed herewith.)
10.28	Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Filed herewith.)
10.29	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Filed herewith.)
10.30	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Filed herewith.)
10.31
Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.32	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005, File Number 001-13045.)
10.33	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.34	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006, File Number 001-13045.)
10.35	Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010.)
10.36
Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009, File Number 001-13045.)

Exhibit	Item
10.37	Addendum, dated March 19, 2012, to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.38	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.39	Employment Offer Letter, dated April 10, 2014, from the Company to Roderick Day. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.40
Contract of Employment with Iron Mountain, between Roderick Day and Iron Mountain (UK) Ltd., dated as of November 1, 2009. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)
10.41	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.42	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File Number 001-13045.)
10.43	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 13, 2012.)
10.44	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.45	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
10.46	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2014.)
10.47	Severance Program No. 2. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 3, 2012.)
10.48
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File Number 001-13045.)

Exhibit	Item
10.49	Credit Agreement, dated as of June 27, 2011, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l., the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.50
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
10.51
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
10.52
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
10.53
Fourth Amendment to Credit Agreement, dated as of June 19, 2014, among the Company, Iron Mountain Information Management, LLC, Iron Mountain Holdings Group, Inc., Iron Mountain US Holdings, Inc., Iron Mountain Global Holdings, Inc., Iron Mountain Global LLC, Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain do Brasil Ltda., Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Pty Ltd, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

Exhibit	Item
10.54	Incremental Term Loan Activation Notice, dated August 25, 2014, between Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 26, 2014.)
10.55
Assumption and Affirmation Agreement, dated as of January 20, 2015, among the Company, the Predecessor Registrant, Iron Mountain Information Management, LLC, Iron Mountain Holdings Group, Inc., Iron Mountain US Holdings, Inc., Iron Mountain Global Holdings, Inc., Iron Mountain Global LLC, Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain Secure Shredding Canada, Inc., Iron Mountain Information Management Services Canada, Inc., Mountain Reserve III, Inc., Nettlebed Acquisition Corp., Iron Mountain do Brasil Ltda., Iron Mountain Switzerland GmbH, Iron Mountain Europe PLC, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Pty Ltd, Iron Mountain Australia Services Pty Ltd, Iron Mountain Australia Holdings Pty Ltd, Iron Mountain Austria Archivierung GmbH, Iron Mountain Luxembourg Services S.a.r.l., Luxembourg, Schaffhausen Branch and Iron Mountain International Holdings B.V. (Incorporated by reference to the Company's Current Report on Form 8-K12b dated January 21, 2015.)
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
101.1
The following materials from Iron Mountain Incorporated's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)