Form 10-Q
period 2015-03-31
IRON MOUNTAIN INC
filed 2015-04-30
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at April 24, 2015: 210,555,361

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2014	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$125,933	$119,605
Restricted cash	33,860	20,000
Accounts receivable (less allowances of $32,141 and $36,538 as of December 31, 2014 and March 31, 2015, respectively)	604,265	590,026
Deferred income taxes	14,192	21,052
Prepaid expenses and other	139,469	136,790
Total Current Assets	917,719	887,473
Property, Plant and Equipment:
Property, plant and equipment	4,668,705	4,597,207
Less—Accumulated depreciation	(2,117,978)	(2,120,405)
Property, Plant and Equipment, net	2,550,727	2,476,802
Other Assets, net:
Goodwill	2,423,783	2,358,561
Customer relationships and acquisition costs	607,837	580,441
Deferred financing costs	47,077	45,061
Other	23,199	23,116
Total Other Assets, net	3,101,896	3,007,179
Total Assets	$6,570,342	$6,371,454
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,095	$54,483
Accounts payable	203,014	184,406
Accrued expenses	404,485	296,247
Deferred revenue	197,142	185,195
Total Current Liabilities	856,736	720,331
Long-term Debt, net of current portion	4,611,436	4,667,359
Other Long-term Liabilities	73,506	72,363
Deferred Rent	104,051	99,021
Deferred Income Taxes	54,658	55,878
Commitments and Contingencies (see Note 7)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 209,818,812 shares and 210,527,237 shares as of December 31, 2014 and March 31, 2015, respectively)	2,098	2,105
Additional paid-in capital	1,588,841	1,590,828
Earnings in excess of distributions (Distributions in excess of earnings)	(659,553)	(718,996)
Accumulated other comprehensive items, net	(75,031)	(131,082)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	742,855
Noncontrolling Interests	13,600	13,647
Total Equity	869,955	756,502
Total Liabilities and Equity	$6,570,342	$6,371,454
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues:
Storage rental	$458,889	$458,872
Service	311,237	290,414
Total Revenues	770,126	749,286
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	335,145	321,654
Selling, general and administrative	214,780	196,414
Depreciation and amortization	86,433	85,951
Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	1,152	333
Total Operating Expenses	637,510	604,352
Operating Income	132,616	144,934
Interest Expense, Net (includes Interest Income of $1,526 and $814 for the three months ended March 31, 2014 and 2015, respectively)	62,312	64,898
Other Expense, Net	5,317	22,349
Income from Continuing Operations Before Provision for Income Taxes and Gain on Sale of Real Estate	64,987	57,687
Provision for Income Taxes	29,734	15,948
Gain on Sale of Real Estate, Net of Tax	(7,468)	—
Income from Continuing Operations	42,721	41,739
Loss from Discontinued Operations, Net of Tax	(612)	—
Net Income	42,109	41,739
Less: Net Income Attributable to Noncontrolling Interests	442	643
Net Income Attributable to Iron Mountain Incorporated	$41,667	$41,096
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.22	$0.20
Total Loss from Discontinued Operations	$—	$—
Net Income Attributable to Iron Mountain Incorporated	$0.22	$0.20
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.22	$0.20
Total Loss from Discontinued Operations	$—	$—
Net Income Attributable to Iron Mountain Incorporated	$0.22	$0.19
Weighted Average Common Shares Outstanding—Basic	191,879	210,237
Weighted Average Common Shares Outstanding—Diluted	193,069	212,249
Dividends Declared per Common Share	$0.2700	$0.4747
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2015
Net Income	$42,109	$41,739
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,788	(56,175)
Market Value Adjustments for Securities	—	23
Total Other Comprehensive Income (Loss)	1,788	(56,152)
Comprehensive Income (Loss)	43,897	(14,413)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	553	542
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$43,344	$(14,955)

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
					Earnings in in Excess of Distributions (Distributions in Excess of Earnings)
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax charge of $185	4,821	494,009	5	4,816	—	—	—
Parent cash dividends declared	(52,290)	—	—	—	(52,290)	—	—
Currency translation adjustment	1,788	—	—	—	—	1,677	111
Net income (loss)	42,109	—	—	—	41,667	—	442
Noncontrolling interests dividends	(196)	—	—	—	—	—	(196)
Purchase of noncontrolling interests	(2,895)	—	—	(395)	—	—	(2,500)
Balance, March 31, 2014	$1,045,071	191,920,929	$1,919	$984,585	$57,197	$(6,983)	$8,353

		Iron Mountain Incorporated Stockholders' Equity
					Earnings in in Excess of Distributions (Distributions in Excess of Earnings)
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $231	1,994	708,425	7	1,987	—	—	—
Parent cash dividends declared	(100,539)	—	—	—	(100,539)	—	—
Currency translation adjustment	(56,175)	—	—	—	—	(56,074)	(101)
Market value adjustments for securities	23	—	—	—	—	23	—
Net income (loss)	41,739	—	—	—	41,096	—	643
Noncontrolling interests dividends	(495)	—	—	—	—	—	(495)
Balance, March 31, 2015	$756,502	210,527,237	$2,105	$1,590,828	$(718,996)	$(131,082)	$13,647

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash Flows from Operating Activities:
Net Income (loss)	$42,109	$41,739
Loss (income) from discontinued operations	612	—
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	74,713	74,791
Amortization (includes deferred financing costs and bond discount of $1,906 and $2,092, for the three months ended March 31, 2014 and 2015, respectively)	13,626	13,252
Stock-based compensation expense	7,141	6,856
Benefit for deferred income taxes	(22,317)	(3,273)
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(8,307)	333
Foreign currency transactions and other, net	693	7,241
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(9,209)	3,437
Prepaid expenses and other	31,441	1,964
Accounts payable	(7,068)	(17,995)
Accrued expenses and deferred revenue	(77,216)	(121,462)
Other assets and long-term liabilities	9,423	(1,371)
Cash Flows from Operating Activities	55,641	5,512
Cash Flows from Investing Activities:
Capital expenditures	(107,856)	(74,776)
Cash paid for acquisitions, net of cash acquired	(30,781)	(6,431)
Decrease (increase) in restricted cash	—	13,860
Additions to customer relationship and acquisition costs	(8,158)	(9,243)
Proceeds from sales of property and equipment and other, net (including real estate)	17,892	410
Cash Flows from Investing Activities	(128,903)	(76,180)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,454,691)	(2,282,261)
Proceeds from revolving credit and term loan facilities and other debt	2,876,047	2,450,403
Early retirement of senior subordinated notes	(247,275)	—
Debt (repayment to) financing and equity (distribution to) contribution from noncontrolling interests, net	(2,317)	(388)
Parent cash dividends	(52,735)	(102,539)
Proceeds from exercise of stock options and employee stock purchase plan	2,417	4,364
Excess tax (deficiency) benefit from stock-based compensation	(185)	231
Payment of debt financing and stock issuance costs	(422)	(947)
Cash Flows from Financing Activities	120,839	68,863
Effect of Exchange Rates on Cash and Cash Equivalents	1,803	(4,523)
Increase (Decrease) in Cash and Cash Equivalents	49,380	(6,328)
Cash and Cash Equivalents, Beginning of Period	120,526	125,933
Cash and Cash Equivalents, End of Period	$169,906	$119,605
Supplemental Information:
Cash Paid for Interest	$86,232	$90,339
Cash Paid for Income Taxes	$9,958	$10,560
Non-Cash Investing and Financing Activities:
Capital Leases	$(2,183)	$4,589
Accrued Capital Expenditures	$36,110	$44,335
Dividends Payable	$54,698	$4,183

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
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
We have been organized and operating as a real estate investment trust ("REIT") for federal income tax purposes effective for our taxable year beginning January 1, 2014.
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
We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program. The restricted cash subject to this agreement was $33,860 and $20,000 as of December 31, 2014 and March 31, 2015, respectively, and is included in current assets on our Consolidated Balance Sheets. Restricted cash consists primarily of United States Treasuries.
c.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) borrowings in certain foreign currencies under our revolving credit facility and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations. The total gain or loss on foreign currency transactions amounted to a net loss of $6,438 and $22,266 for the three months ended March 31, 2014 and 2015, respectively.

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
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2014 and concluded there was no impairment of goodwill at such date. As of December 31, 2014 and March 31, 2015, no factors were identified that would alter our October 1, 2014 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2014 were as follows: (1) North American Records and Information Management; (2) technology escrow services that protect and manage source code (“Intellectual Property Management”); (3) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders (“Fulfillment Services”); (4) North American Data Management; (5) Emerging Businesses (which primarily relates to our data center business in the United States and which is a component of our Corporate and Other Business segment); (6) the United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (“New Western Europe”); (7) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark (“Emerging Markets - Eastern Europe” (formerly referred to as the "New Emerging Markets" reporting unit)); (8) Latin America; (9) Australia and Singapore; (10) China and Hong Kong (“Greater China”); (11) India; and (12) Russia, Ukraine and Denmark.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of December 31, 2014 was as follows:

Carrying Value as of December 31, 2014
North American Records and Information Management(1)	$1,397,484
Intellectual Property Management(1)	38,491
Fulfillment Services(1)	3,247
North American Data Management(2)	375,957
Emerging Businesses(3)	—
New Western Europe(4)	354,049
Emerging Markets - Eastern Europe(5)	87,408
Latin America(5)	107,240
Australia and Singapore(5)	55,779
Greater China(5)	3,500
India(5)	—
Russia, Ukraine and Denmark(5)	628
Total	$2,423,783
_______________________________________________________________________________

(1)	This reporting unit is included in the North American Records and Information Management Business segment.

(2)	This reporting unit is included in the North American Data Management Business segment.

(3)	This reporting unit is included in the Corporate and Other Business segment.

(4)	This reporting unit is included in the Western European Business segment.

(5)	This reporting unit is included in the Other International Business segment.
Beginning January 1, 2015, as a result of the changes in our reportable operating segments associated with our reorganization (see Note 6 for a description of our reportable operating segments), we reassessed the composition of our reporting units. Our North American Records and Information Management Business segment now consists of two reporting units: (1) North American Records and Information Management (which includes Intellectual Property Management and Fulfillment Services) and (2) North American Secure Shredding. Our Western European Business segment now consists of two reporting units: (1) the United Kingdom, Ireland and Norway (“UKI”) and (2) Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (“Continental Western Europe”). We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of preliminary fair value multiples of revenue and earnings and discounted cash flow techniques. These fair values represent our best estimate and preliminary assessment of goodwill allocations to each of the new reporting units on a relative fair value basis.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of March 31, 2015 is as follows:

Carrying Value as of March 31, 2015
North American Records and Information Management(1)(2)	$1,384,736
North American Secure Shredding(1)(2)	40,788
North American Data Management(3)	372,482
Emerging Businesses(4)	—
UKI(1)(5)	258,695
Continental Western Europe(1)(5)	71,379
Emerging Markets - Eastern Europe(6)	81,458
Latin America(6)	92,993
Australia and Singapore(6)	51,957
Greater China(6)	3,518
India(6)	—
Russia, Ukraine and Denmark(6)	555
Total	$2,358,561
_______________________________________________________________________________

(1)
We will finalize our preliminary estimates of fair value for these new reporting units once we finalize multi-year cash flow forecasts of such reporting units and conclude on the fair value of each new reporting unit based on the combined weighting of both fair value multiples and discounted cash flow techniques. To the extent final fair values of our new reporting units differ from our preliminary estimates, we will reassign goodwill amongst the new reporting units in a future period in which the final information is available to complete the fair values and the corresponding allocation of goodwill amongst the new reporting units.

(2)	This reporting unit is included in the North American Records and Information Management Business segment.

(3)	This reporting unit is included in the North American Data Management Business segment.

(4)	This reporting unit is included in the Corporate and Other Business segment.

(5)	This reporting unit is included in the Western European Business segment.

(6)	This reporting unit is included in the Other International Business segment.

As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, during the first quarter of 2015, we performed an interim goodwill impairment test, as of January 1, 2015, for the North American Records and Information Management, North American Secure Shredding, UKI and Continental Western Europe reporting units. We concluded that the goodwill for each of our new reporting units was not impaired as of such date. While we continue to refine our preliminary estimates of fair value of certain of our new reporting units for purposes of reallocating goodwill, we do not believe that any such changes to preliminary fair value estimates will result in a change in our conclusion that there is no goodwill impairment as of January 1, 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2015 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Total Consolidated
Gross Balance as of December 31, 2014	$1,645,209	$429,982	$412,322	$254,706	$2,742,219
Non-deductible goodwill acquired during the year	—	—	1,546	—	1,546
Fair value and other adjustments(1)	185	—	57	(395)	(153)
Currency effects	(14,575)	(3,648)	(26,385)	(23,684)	(68,292)
Gross Balance as of March 31, 2015	$1,630,819	$426,334	$387,540	$230,627	$2,675,320
Accumulated Amortization Balance as of December 31, 2014	$205,987	$54,025	$58,273	$151	$318,436
Currency effects	(692)	(173)	(807)	(5)	(1,677)
Accumulated Amortization Balance as of March 31, 2015	$205,295	$53,852	$57,466	$146	$316,759
Net Balance as of December 31, 2014	$1,439,222	$375,957	$354,049	$254,555	$2,423,783
Net Balance as of March 31, 2015	$1,425,524	$372,482	$330,074	$230,481	$2,358,561
Accumulated Goodwill Impairment Balance as of December 31, 2014	$85,909	$—	$46,500	$—	$132,409
Accumulated Goodwill Impairment Balance as of March 31, 2015	$85,909	$—	$46,500	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $531 in net adjustments to deferred income taxes and $(4,619) related to customer relationships and acquisition costs and other assumed liabilities, as well as $3,935 of cash paid related to certain 2014 acquisitions.

The components of our amortizable intangible assets as of December 31, 2014 and March 31, 2015 are as follows:

	December 31, 2014			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$904,866	$(297,029)	$607,837	$880,221	$(299,780)	$580,441
Core Technology(1)	3,568	(3,540)	28	3,349	(3,315)	34
Trademarks and Non-Compete Agreements(1)	7,062	(5,068)	1,994	6,469	(4,874)	1,595
Deferred Financing Costs	63,033	(15,956)	47,077	62,892	(17,831)	45,061
Total	$978,529	$(321,593)	$656,936	$952,931	$(325,800)	$627,131
_______________________________________________________________________________

(1)	Included in Other Assets, net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $13,626 and $13,252 for the three months ended March 31, 2014 and 2015, respectively.

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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015 was $7,141 ($5,134 after tax or $0.03 per basic and diluted share) and $6,856 ($4,946 after tax or $0.02 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended March 31,
	2014	2015
Cost of sales (excluding depreciation and amortization)	$190	$45
Selling, general and administrative expenses	6,951	6,811
Total stock-based compensation	$7,141	$6,856
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $(185) and $231 for the three months ended March 31, 2014 and 2015, respectively, from the (deficiency) benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain limited instances, options are granted at prices greater than the market price of the stock on the date of grant. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of March 31, 2015, ten-year vesting options represented 7.2% of total outstanding options. Certain of the options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of March 31, 2015, three-year vesting options represented 45.7% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable one year from the date of grant. The remainder of our options became exercisable ratably over a period of five years from date of grant and generally have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner.
The weighted average fair value of options granted for the three months ended March 31, 2014 and 2015 was $5.60 and $4.99 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumptions	2014	2015
Expected volatility	33.9%	28.6%
Risk-free interest rate	2.06%	1.71%
Expected dividend yield	4%	5%
Expected life	6.8 years	5.5 years

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
A summary of option activity for the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2014	3,678,246	$23.37
Granted	674,620	43.86
Exercised	(233,791)	20.93
Forfeited	(19,119)	23.97
Expired	(11,045)	22.15
Outstanding at March 31, 2015	4,088,911	$26.89	5.86	$44,191
Options exercisable at March 31, 2015	2,725,000	$22.74	4.42	$37,445
Options expected to vest	1,265,183	$34.97	8.71	$6,435
The following table provides the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Aggregate intrinsic value of stock options exercised	$977	$4,167
Restricted Stock and Restricted Stock Units
Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a vesting period of between three and five years from the date of grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $434 and $670 of cash dividends on RSUs for the three months ended March 31, 2014 and 2015, respectively. We paid approximately $831 and $1,729 of cash dividends on RSUs for the three months ended March 31, 2014 and 2015, respectively. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock and RSU activity for the three months ended March 31, 2015 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	1,405,569	$28.78
Granted	462,323	38.82
Vested	(426,901)	30.49
Forfeited	(29,265)	30.43
Non-vested at March 31, 2015	1,411,726	$31.52
No restricted stock vested during each of the three months ended March 31, 2014 and 2015. The total fair value of RSUs vested during the three months ended March 31, 2014 and 2015 was $13,844 and $15,584, respectively.
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014 and 2015) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014 and 2015). Certain PUs granted in 2013, 2014 and 2015 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "Retirement Criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the Retirement Criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. For those PUs subject to a three-year performance period, employees who terminate their employment during the performance period and on or after meeting the Retirement Criteria are eligible for pro rated vesting, subject to the actual achievement against the predefined targets as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs subject to a three-year performance period are generally expensed over the three-year performance period. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest. We accrued approximately $150 and $211 of cash dividends on PUs for the three months ended March 31, 2014 and 2015, respectively. We paid approximately $221 and $1,015 of cash dividends on PUs for the three months ended March 31, 2014 and 2015, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the three months ended March 31, 2015, we issued 131,996 PUs. Our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014 and 2015) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. The total fair value of earned PUs that vested during the three months ended March 31, 2014 and 2015 was $4,030 and $2,063, respectively. As of March 31, 2015, we expected 60% and 100% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014 and 2015, respectively.
A summary of PU activity for the three months ended March 31, 2015 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	461,666	(82,609)	379,057	$30.80
Granted	131,996	—	131,996	40.58
Vested	(78,311)	(4,769)	(83,080)	29.47
Forfeited	(19,038)	—	(19,038)	30.96
Non-vested at March 31, 2015	496,313	(87,378)	408,935	$34.22
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. In the three months ended March 31, 2014 and 2015, there were no offering periods which ended under the ESPP, and no shares were issued. As of March 31, 2015, we have 960,638 shares available under the ESPP.
_______________________________________________________________________________
As of March 31, 2015, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $53,880 and is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2014	2015
Income (loss) from continuing operations	$42,721	$41,739
Total (loss) income from discontinued operations	$(612)	$—
Net income (loss) attributable to Iron Mountain Incorporated	$41,667	$41,096

Weighted-average shares—basic	191,879,000	210,237,000
Effect of dilutive potential stock options	682,801	1,223,330
Effect of dilutive potential restricted stock, RSUs and PUs	507,219	788,758
Weighted-average shares—diluted	193,069,020	212,249,088

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.22	$0.20
Total (loss) income from discontinued operations	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.22	$0.20

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.22	$0.20
Total (loss) income from discontinued operations	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.22	$0.19

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,380,962	358,233

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

i.    Income Taxes
As noted previously, we have been organized and operating as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries (“TRSs”), which hold our domestic operations that may not be REIT‑compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to “built‑in” gains with respect to the assets that we owned on January 1, 2014; this built‑in gains tax will also be imposed on our depreciation recapture recognized into income in 2014 and subsequent taxable years as a result of accounting method changes commenced in our pre‑REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $966 and $942 for gross interest and penalties for the three months ended March 31, 2014 and 2015, respectively. We had $5,884 and $6,167 accrued for the payment of interest and penalties as of December 31, 2014 and March 31, 2015, respectively.
Our effective tax rate for the three months ended March 31, 2014 and 2015 was 45.8% and 27.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three months ended March 31, 2014 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2014, there were foreign currency losses recorded in jurisdictions with tax rates lower than the federal statutory rate of 35% associated with our marking-to-market of intercompany loans, which increased our first quarter 2014 effective tax rate by 1.1%. In addition, the controlled foreign corporation look-through rule, which provided for the exception of certain foreign earnings from United States federal taxation as Subpart F income, expired on December 31, 2013 and as a result, our first quarter 2014 effective tax rate increased by 1.3%. The primary reconciling item between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2015 was due to differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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
j.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2014 and March 31, 2015 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and two "Triple A" rated money market funds, and three global banks and one "Triple A" rated money market fund, respectively, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2014 and March 31, 2015, our cash and cash equivalents and restricted cash balance was $159,793 and $139,605, respectively, including money market funds and time deposits amounting to $53,032 and $33,909, respectively. The money market funds are invested substantially in United States Treasuries.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and March 31, 2015, respectively:

		Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$36,828	$—		$36,828		$—
Time Deposits(1)	16,204	—		16,204		—
Trading Securities	13,172	12,428	(2)	744	(1)	—
Derivative Liabilities(3)	2,411	—		2,411		—

		Fair Value Measurements at March 31, 2015 Using
Description	Total Carrying Value at March 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$20,000	$—		$20,000		$—
Time Deposits(1)	13,909	—		13,909		—
Trading Securities	10,743	9,892	(2)	851	(1)	—
Derivative Liabilities(3)	7,756	—		7,756		—
_______________________________________________________________________________

(1)	Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Securities are measured at fair value using quoted market prices.

(3)
Derivative liabilities relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our intercompany exposures, as more fully disclosed at Note 3. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2014 and 2015.
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
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

m.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2014 and 2015, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,677	—	1,677
Total other comprehensive income (loss)	1,677	—	1,677
Balance as of March 31, 2014	$(7,909)	$926	$(6,983)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive income (loss):
Foreign currency translation adjustments	(56,074)	—	(56,074)
Market value adjustments for securities	—	23	23
Total other comprehensive income (loss)	(56,074)	23	(56,051)
Balance as of March 31, 2015	$(132,084)	$1,002	$(131,082)
n.    Other Expense, Net
Other expense, net consists of the following:

	Three Months Ended March 31,
	2014	2015
Foreign currency transaction losses, net	$6,438	$22,266
Other, net	(1,121)	83
	$5,317	$22,349
o.    Property, Plant and Equipment and Long-Lived Assets
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three months ended March 31, 2014 and 2015, we capitalized $4,897 and $6,040 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

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
As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss on the sale of real estate as a component of operating income, but we report it as a component of income (loss) from continuing operations. We report the (gain) loss on sale of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $333 for the three months ended March 31, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,152 for the three months ended March 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment.
Consolidated gain on sale of real estate was $7,468, net of tax of $1,991, for the three months ended March 31, 2014 associated with the sale of two buildings in the United Kingdom.
p.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. In April 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09 for one year to January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015‑02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  ASU 2015‑03 is effective for us on January 1, 2016, with early adoption permitted.  We do not believe that this pronouncement will have a material impact on our consolidated financial statements.
(3) Derivative Instruments and Hedging Activities
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2014 and March 31, 2015, none of our derivative instruments contained credit-risk related contingent features.
We have entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of March 31, 2015, we had outstanding forward contracts to purchase 206,000 Euros and sell $229,845 United States dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges. During the three months ended March 31, 2014 and 2015, there was $7,199 and $16,820 in net cash payments, respectively, included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2014 and March 31, 2015 and their gains and losses for the three months ended March 31, 2014 and 2015:

	Liability Derivatives
	December 31, 2014		March 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$2,411	Accrued expenses	$7,756
Total		$2,411		$7,756

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2014	2015
Foreign exchange contracts	Other expense (income), net	$2,922	$28,533
Total		$2,922	$28,533
We have designated a portion of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2014 and 2015, we designated on average 64,208 and 36,000 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended March 31,
	2014	2015
Foreign exchange gains (losses)	$145	$4,930
Tax expense (benefit) on foreign exchange gains (losses)	57	—
Foreign exchange gains (losses), net of tax	$88	$4,930
As of March 31, 2015, cumulative net gains of $18,742, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Debt
Long-term debt comprised the following:

	December 31, 2014		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$883,428	$883,428	$823,881	$823,881
Term Loan(1)	249,375	249,375	248,750	248,750
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	308,616	309,634	273,760	274,369
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	429,000	400,000	425,750
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	106,030	110,500	106,038	109,836
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(4)	172,420	175,437	157,470	162,194
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(5)	622,960	639,282	592,160	620,998
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	625,500	600,000	631,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,005,000	1,000,000	1,005,000
Accounts Receivable Securitization Program(6)(7)	—	—	220,800	220,800
Real Estate Mortgages, Capital Leases and Other(7)	320,702	320,702	298,983	298,983
Total Long-term Debt	4,663,531		4,721,842
Less Current Portion	(52,095)		(54,483)
Long-term Debt, Net of Current Portion	$4,611,436		$4,667,359
______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of both December 31, 2014 and March 31, 2015.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2014 and March 31, 2015, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by most of its direct and indirect 100% owned United States subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME"), the Special Purpose Subsidiaries (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes.

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

(6)	The Special Purpose Subsidiaries are the obligors under this program.

(7)	We believe the fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.
On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility. On September 24, 2014, we exercised the option and borrowed an additional $250,000 in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan began to amortize in quarterly installments in an amount equal to $625 per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the Revolving Credit Facility.
The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of March 31, 2015, we had $823,881 and $248,750 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $823,881 of outstanding borrowings under the Revolving Credit Facility, $632,250 was denominated in United States dollars, 81,200 was denominated in Canadian dollars, 67,750 was denominated in Euros and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $12,219. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $663,900 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.8% as of March 31, 2015. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 5.1% as of March 31, 2015 and the interest rate in effect under the Term Loan as of March 31, 2015 was 2.4%.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt (Continued)

In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.  As of March 31, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $220,800. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of March 31, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.4 and 5.5 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.6 and 2.7 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.7 and 5.6 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 and 2.4 as of December 31, 2014 and March 31, 2015, respectively, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
For the three months ended March 31, 2014 and 2015, we recorded commitment fees and letters of credit fees of $658 and $867, respectively, based on the unused balances under the Revolving Credit Facility and the Accounts Receivable Securitization Program.
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors
The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2014 and March 31, 2015 and for the three months ended March 31, 2014 and 2015 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes and GBP Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI and the Guarantors guarantee the CAD Notes, which were issued by Canada Company, and the GBP Notes, which were issued by IME. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes and the GBP Notes, including IME and the Special Purpose Subsidiaries but excluding Canada Company, are referred to below as the Non-Guarantors.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

In the normal course of business we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor, Canada Company or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below consolidated balance sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below consolidated statements of operations with respect to the relevant Parent, Guarantors, Canada Company, Non-Guarantors and Eliminations columns also would change.
In March 2015, we entered into the Accounts Receivable Securitization Program, which is described more fully in Note 4. The Special Purpose Subsidiaries, which were established in conjunction with the Accounts Receivable Securitization Program, are included in the Non-Guarantors column in the below consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows from that date forward. As a result of the Accounts Receivable Securitization Program, certain of our Guarantors sold substantially all of their United States accounts receivable balances to the Special Purpose Subsidiaries. As of March 31, 2015, this resulted in a decrease in accounts receivable, an increase in intercompany receivable and a decrease in long-term debt related to our Guarantors and a corresponding increase in accounts receivable, an increase in intercompany payable and an increase in long-term debt related to our Non-Guarantors. There was no material impact to the Guarantors and Non-Guarantors columns of the below consolidated statement of operations for the three months ended March 31, 2015. Additionally, the Accounts Receivable Securitization Program resulted in increased financing cash flow activity for our Non-Guarantor subsidiaries for the three months ended March 31, 2015, as the proceeds from borrowings under the Accounts Receivable Securitization Program were used to repay intercompany loans with certain of our Guarantor subsidiaries, which resulted in increased cash flows from investing activities for our Guarantor subsidiaries for the three months ended March 31, 2015.

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
Commitments and Contingencies (See Note 7)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$7,395	$7,120	$105,090	$—	$119,605
Restricted Cash	20,000	—	—	—	—	20,000
Accounts Receivable	—	14,842	33,975	541,209	—	590,026
Intercompany Receivable	—	857,050	—	—	(857,050)	—
Other Current Assets	573	93,214	3,043	61,041	(29)	157,842
Total Current Assets	20,573	972,501	44,138	707,340	(857,079)	887,473
Property, Plant and Equipment, Net	795	1,580,203	147,886	747,918	—	2,476,802
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,919,207	1,000	2,234	—	(2,922,441)	—
Investment in Subsidiaries	867,150	607,661	28,066	91,633	(1,594,510)	—
Goodwill	—	1,612,151	165,582	580,828	—	2,358,561
Other	30,145	375,615	24,370	218,488	—	648,618
Total Other Assets, Net	3,816,502	2,596,427	220,252	890,949	(4,516,951)	3,007,179
Total Assets	$3,837,870	$5,149,131	$412,276	$2,346,207	$(5,374,030)	$6,371,454
Liabilities and Equity
Intercompany Payable	$658,287	$—	$3,292	$195,471	$(857,050)	$—
Current Portion of Long-term Debt	—	23,254	—	31,258	(29)	54,483
Total Other Current Liabilities	55,930	394,054	26,613	189,251	—	665,848
Long-term Debt, Net of Current Portion	2,379,798	846,299	227,442	1,213,820	—	4,667,359
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,921,441	—	—	(2,922,441)	—
Other Long-term Liabilities	—	118,005	35,230	74,027	—	227,262
Commitments and Contingencies (See Note 7)
Total Iron Mountain Incorporated Stockholders' Equity	742,855	846,078	119,699	628,733	(1,594,510)	742,855
Noncontrolling Interests	—	—	—	13,647	—	13,647
Total Equity	742,855	846,078	119,699	642,380	(1,594,510)	756,502
Total Liabilities and Equity	$3,837,870	$5,149,131	$412,276	$2,346,207	$(5,374,030)	$6,371,454

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$300,329	$30,411	$128,149	$—	$458,889
Service	—	186,430	16,150	108,657	—	311,237
Intercompany Service	—	—	—	17,358	(17,358)	—
Total Revenues	—	486,759	46,561	254,164	(17,358)	770,126
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	202,920	6,242	125,983	—	335,145
Intercompany Service Cost of Sales	—	—	17,358	—	(17,358)	—
Selling, General and Administrative	28	146,578	3,753	64,421	—	214,780
Depreciation and Amortization	77	52,640	2,999	30,717	—	86,433
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	929	1	222	—	1,152
Total Operating Expenses	105	403,067	30,353	221,343	(17,358)	637,510
Operating (Loss) Income	(105)	83,692	16,208	32,821	—	132,616
Interest Expense (Income), Net	48,165	(4,852)	9,547	9,452	—	62,312
Other (Income) Expense, Net	(1,280)	1,507	(20)	5,110	—	5,317
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(46,990)	87,037	6,681	18,259	—	64,987
Provision (Benefit) for Income Taxes	—	23,803	2,538	3,393	—	29,734
(Gain) Loss on Sale of Real Estate, Net of Tax	—	(197)	—	(7,271)	—	(7,468)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(88,657)	(24,826)	(1,954)	(4,143)	119,580	—
Income (Loss) from Continuing Operations	41,667	88,257	6,097	26,280	(119,580)	42,721
(Loss) Income from Discontinued Operations, Net of Tax	—	(625)	—	13	—	(612)
Net Income (Loss)	41,667	87,632	6,097	26,293	(119,580)	42,109
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	442	—	442
Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,667	$87,632	$6,097	$25,851	$(119,580)	$41,667
Net Income (Loss)	$41,667	$87,632	$6,097	$26,293	$(119,580)	$42,109
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	88	741	(2,618)	3,577	—	1,788
Equity in Other Comprehensive Income (Loss) of Subsidiaries	1,589	(71)	(1,160)	(2,618)	2,260	—
Total Other Comprehensive Income (Loss)	1,677	670	(3,778)	959	2,260	1,788
Comprehensive Income (Loss)	43,344	88,302	2,319	27,252	(117,320)	43,897
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	553	—	553
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$43,344	$88,302	$2,319	$26,699	$(117,320)	$43,344

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$304,592	$30,868	$123,412	$—	$458,872
Service	—	180,865	16,557	92,992	—	290,414
Intercompany Service	—	352	—	16,419	(16,771)	—
Total Revenues	—	485,809	47,425	232,823	(16,771)	749,286
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	196,661	7,165	117,828	—	321,654
Intercompany Service Cost of Sales	—	—	16,419	352	(16,771)	—
Selling, General and Administrative	73	132,192	4,167	59,982	—	196,414
Depreciation and Amortization	46	55,403	3,052	27,450	—	85,951
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	322	—	11	—	333
Total Operating Expenses	119	384,578	30,803	205,623	(16,771)	604,352
Operating (Loss) Income	(119)	101,231	16,622	27,200	—	144,934
Interest Expense (Income), Net	39,170	(6,677)	8,203	24,202	—	64,898
Other (Income) Expense, Net	(2,038)	1,383	(127)	23,131	—	22,349
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(37,251)	106,525	8,546	(20,133)	—	57,687
Provision (Benefit) for Income Taxes	—	9,702	3,063	3,183	—	15,948
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(78,347)	18,740	(1,059)	(5,483)	66,149	—
Net Income (Loss)	41,096	78,083	6,542	(17,833)	(66,149)	41,739
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	643	—	643
Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,096	$78,083	$6,542	$(18,476)	$(66,149)	$41,096
Net Income (Loss)	$41,096	$78,083	$6,542	$(17,833)	$(66,149)	$41,739
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,930	—	(7,940)	(53,165)	—	(56,175)
Market Value Adjustments for Securities	—	23	—	—	—	23
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(60,981)	(60,896)	(3,007)	(7,940)	132,824	—
Total Other Comprehensive (Loss) Income	(56,051)	(60,873)	(10,947)	(61,105)	132,824	(56,152)
Comprehensive (Loss) Income	(14,955)	17,210	(4,405)	(78,938)	66,675	(14,413)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	542	—	542
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(14,955)	$17,210	$(4,405)	$(79,480)	$66,675	$(14,955)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(68,972)	$79,555	$10,421	$34,637	$—	$55,641
Cash Flows from Investing Activities:
Capital expenditures	—	(71,520)	(2,865)	(33,471)	—	(107,856)
Cash paid for acquisitions, net of cash acquired	—	916	—	(31,697)	—	(30,781)
Intercompany loans to subsidiaries	377,202	61,895	—	—	(439,097)	—
Investment in subsidiaries	(11,695)	(11,695)	—	—	23,390	—
Additions to customer relationship and acquisition costs	—	(7,341)	(280)	(537)	—	(8,158)
Proceeds from sales of property and equipment and other, net (including real estate)	—	1,441	64	16,387	—	17,892
Cash Flows from Investing Activities—Continuing Operations	365,507	(26,304)	(3,081)	(49,318)	(415,707)	(128,903)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(2,171,941)	(252,107)	(30,643)	—	(2,454,691)
Proceeds from revolving credit and term loan facilities and other debt	—	2,480,901	242,480	152,666	—	2,876,047
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Debt (repayment to) financing and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(2,317)	—	(2,317)
Intercompany loans from parent	—	(376,788)	8,640	(70,949)	439,097	—
Equity contribution from parent	—	11,695	—	11,695	(23,390)	—
Parent cash dividends	(52,735)	—	—	—	—	(52,735)
Proceeds from exercise of stock options and employee stock purchase plan	2,417	—	—	—	—	2,417
Excess tax (deficiency) benefits from stock-based compensation	(185)	—	—	—	—	(185)
Payment of debt financing costs and stock issuance costs	—	—	(12)	(410)	—	(422)
Cash Flows from Financing Activities—Continuing Operations	(297,778)	(56,133)	(999)	60,042	415,707	120,839
Effect of exchange rates on cash and cash equivalents	—	—	136	1,667	—	1,803
(Decrease) Increase in cash and cash equivalents	(1,243)	(2,882)	6,477	47,028	—	49,380
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526
Cash and cash equivalents, end of period	$—	$7,484	$7,571	$154,851	$—	$169,906

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(45,978)	$44,864	$3,636	$2,990	$—	$5,512
Cash Flows from Investing Activities:
Capital expenditures	—	(46,452)	(3,774)	(24,550)	—	(74,776)
Cash paid for acquisitions, net of cash acquired	—	(684)	106	(5,853)	—	(6,431)
Intercompany loans to subsidiaries	132,692	79,946	—	—	(212,638)	—
Investment in subsidiaries	(5,000)	(5,000)	—	—	10,000	—
Increase in restricted cash	13,860	—	—	—	—	13,860
Additions to customer relationship and acquisition costs	—	(7,990)	(668)	(585)	—	(9,243)
Proceeds from sales of property and equipment and other, net (including real estate)	—	160	6	244	—	410
Cash Flows from Investing Activities—Continuing Operations	141,552	19,980	(4,330)	(30,744)	(202,638)	(76,180)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(1,894,836)	(159,145)	(228,280)	—	(2,282,261)
Proceeds from revolving credit and term loan facilities and other debt	—	1,823,900	161,962	464,541	—	2,450,403
Debt (repayment to) financing and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(388)	—	(388)
Intercompany loans from parent	—	4,638	79	(217,355)	212,638	—
Equity contribution from parent	—	5,000	—	5,000	(10,000)	—
Parent cash dividends	(102,539)	—	—	—	—	(102,539)
Proceeds from exercise of stock options and employee stock purchase plan	4,364	—	—	—	—	4,364
Excess tax benefits (deficiency) from stock-based compensation	231	—	—	—	—	231
Payment of debt financing costs and stock issuance costs	(29)	(864)	—	(54)	—	(947)
Cash Flows from Financing Activities—Continuing Operations	(97,973)	(62,162)	2,896	23,464	202,638	68,863
Effect of exchange rates on cash and cash equivalents	—	—	(61)	(4,462)	—	(4,523)
(Decrease) Increase in cash and cash equivalents	(2,399)	2,682	2,141	(8,752)	—	(6,328)
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$—	$7,395	$7,120	$105,090	$—	$119,605

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Segment Information
As a result of a realignment in senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
Our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X‑rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); DMS; Fulfillment Services; and Intellectual Property Management.

•
North American Data Management Business—storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

•
Western European Business—Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland. Until December 2014, our Western European Business segment offered Destruction in the United Kingdom and Ireland.

•
Other International Business—storage and information management services throughout the remaining European countries in which we operate, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations included within the Other International Business segment provide Records Management, Data Protection & Recovery and DMS. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong‑SAR and China. Until December 2014, our Other International Business segment offered Destruction in Australia.

•
Corporate and Other Business—consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock‑based employee compensation expense associated with all Employee Stock‑Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Three Months Ended March 31, 2014
Total Revenues	$446,132	$96,724	$117,131	$107,299	$2,840	$770,126
Depreciation and Amortization	45,506	5,030	14,340	14,419	7,138	86,433
Depreciation	40,821	4,965	12,014	9,775	7,138	74,713
Amortization	4,685	65	2,326	4,644	—	11,720
Adjusted OIBDA	169,209	54,668	34,563	24,200	(54,116)	228,524
Total Assets (1)	3,632,489	666,188	1,131,454	994,657	281,829	6,706,617
Expenditures for Segment Assets	49,266	5,507	10,787	54,154	27,081	146,795
Capital Expenditures	42,561	5,507	9,974	22,733	27,081	107,856
Cash Paid for Acquisitions, Net of Cash Acquired	(916)	—	296	31,401	—	30,781
Additions to Customer Relationship and Acquisition Costs	7,621	—	517	20	—	8,158
Three Months Ended March 31, 2015
Total Revenues	442,687	97,235	100,812	103,991	4,561	749,286
Depreciation and Amortization	45,303	5,344	11,439	14,265	9,600	85,951
Depreciation	40,336	5,284	9,986	9,632	9,553	74,791
Amortization	4,967	60	1,453	4,633	47	11,160
Adjusted OIBDA	181,480	51,288	29,453	20,835	(51,838)	231,218
Total Assets (1)	3,623,905	648,507	896,380	911,481	291,181	6,371,454
Expenditures for Segment Assets	42,375	4,949	7,588	22,548	12,990	90,450
Capital Expenditures	33,180	4,907	4,410	19,289	12,990	74,776
Cash Paid for Acquisitions, Net of Cash Acquired	600	(21)	2,819	3,033	—	6,431
Additions to Customer Relationship and Acquisition Costs	8,595	63	359	226	—	9,243
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.
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
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate on a consolidated basis is as follows:

	Three Months Ended March 31,
	2014	2015
Adjusted OIBDA	$228,524	$231,218
Less: Depreciation and Amortization	86,433	85,951
Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,152	333
REIT Costs(1)	8,323	—
Interest Expense, Net	62,312	64,898
Other Expense, Net	5,317	22,349
Income from Continuing Operations before Provision for Income Taxes and Gain on Sale of Real Estate	$64,987	$57,687
_______________________________________________________________________________

(1)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").
(7) Commitments and Contingencies
a.    Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $4,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
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
c.    Argentina Fire
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
(8) Stockholders' Equity Matters
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
In November 2014, our board of directors declared a distribution of $0.255 per share (the “Catch‑Up Distribution”) payable on December 15, 2014 to stockholders of record on November 28, 2014. Our board of directors declared the Catch‑Up Distribution because our cash distributions paid from January 2014 through July 2014 were declared and paid before our board of directors had determined that we would elect REIT status effective January 1, 2014 and were lower than they otherwise would have been if the final determination to elect REIT status effective January 1, 2014 had been prior to such distributions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Stockholders' Equity Matters (Continued)

In fiscal year 2014 and in the first quarter of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014 (1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014 (2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.
(9) Subsequent Event
On April 28, 2015, we reached an agreement in principle with Recall Holdings Limited (“Recall”) to acquire Recall by way of a recommended court approved Scheme of Arrangement for 0.1722 of a share of our common stock for each outstanding share of Recall common stock. In addition, Recall shareholders will be offered the option to elect to receive alternative consideration of 8.50 Australian dollars per Recall share in cash, subject to a proration mechanism that will cap the total amount of cash consideration to be paid to Recall shareholders at 225,000 Australian dollars. The proposed transaction is contingent on our and Recall conducting confirmatory due diligence and negotiating and executing mutually acceptable merger documentation, including entering into a Scheme Implementation Agreement, and other terms and conditions. The agreement in principle does not assure that a definitive agreement regarding the proposed transaction will be reached or that any transaction between us and Recall will actually occur. Conditions precedent to the closing of the proposed transaction will include, among other things, receipt of antitrust/competition and other requisite regulatory approvals, no material adverse event affecting either party, Recall shareholder approval, our shareholder approval, Australian Court approvals and other customary conditions for a transaction of this nature.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2015, included herein, and for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 27, 2015 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2015 consolidated internal revenue growth rate and capital expenditures, (4) expected target leverage ratio and (5) the entering into of the Scheme Implementation Agreement and the completion of the potential Scheme of Arrangement with Recall Holdings Limited ("Recall"). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to privacy issues;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate;

•	our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

•	changes in the amount of our capital expenditures;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.
In addition, with respect to the potential Recall transaction, our ability to enter into a Scheme Implementation Agreement and close the proposed transaction on the proposed terms and within the anticipated time period, or at all, is dependent on (a) our and Recall conducting confirmatory due diligence and negotiating and executing definitive documentation and (b) our and Recall's ability to satisfy certain closing conditions, including the receipt of governmental and shareholder approvals. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors," included in our Annual Report.
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
Adjusted OIBDA
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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended March 31,
	2014	2015
Operating Income	$132,616	$144,934
Add: Depreciation and Amortization	86,433	85,951
Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,152	333
REIT Costs(1)	8,323	—
Adjusted OIBDA	$228,524	$231,218
_______________________________________________________________________________

(1)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").
Adjusted EPS
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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2014	2015
Reported EPS—Fully Diluted from Continuing Operations	$0.22	$0.20
Add: Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	0.01	—
Gain on Sale of Real Estate, Net of Tax	(0.04)	—
Other Expense, Net	0.03	0.11
REIT Costs	0.04	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.09	0.01
Adjusted EPS—Fully Diluted from Continuing Operations	$0.35	$0.32
_______________________________________________________________________________

(1)
The Adjusted EPS for the three months ended March 31, 2014 has been restated to reflect an estimated annual effective tax rate of approximately 15.0%. The Adjusted EPS for the three months ended March 31, 2015 reflects an estimated annual effective tax rate of approximately 16.2%.

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2014.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014-09 is effective for us on January 1, 2017, with no early adoption permitted. In April 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09 for one year to January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.
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
In April 2015, the FASB issued No. ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  ASU 2015‑03 is effective for us on January 1, 2016, with early adoption permitted.  We do not believe that this pronouncement will have a material impact on our consolidated financial statements.
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three month period ended March 31, 2015 within each section.
Divestitures
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the ‘‘International Shredding Operations’’) in a stock transaction for approximately $26.2 million of cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation. Revenues from our International Shredding Operations during the first quarter of 2014 and the full year 2014 represent less than 1% of our consolidated revenues. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in Ireland and the United Kingdom were previously included in the Western European Business segment.

General
As a result of a realignment in senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent withdrawal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"); (9) consulting services; and (10) technology escrow services that protect and manage source code ("Intellectual Property Management") and other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels.
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
The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive than our operations in North America and, therefore, labor costs are a higher percentage of international segment revenue. In addition, the overhead structure of our expanding international operations has not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our international operations become a more meaningful percentage of our consolidated results.

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
Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statement of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates.
The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.896	$0.787	(12.2)%
Brazilian real	$0.423	$0.351	(17.0)%
British pound sterling	$1.655	$1.516	(8.4)%
Canadian dollar	$0.907	$0.807	(11.0)%
Euro	$1.370	$1.127	(17.7)%
Results of Operations
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$770,126	$749,286	$(20,840)	(2.7)%
Operating Expenses	637,510	604,352	(33,158)	(5.2)%
Operating Income	132,616	144,934	12,318	9.3%
Other Expenses, Net	89,895	103,195	13,300	14.8%
Income from Continuing Operations	42,721	41,739	(982)	(2.3)%
Loss from Discontinued Operations, Net of Tax	(612)	—	612	100.0%
Net Income	42,109	41,739	(370)	(0.9)%
Net Income Attributable to Noncontrolling Interests	442	643	201	45.5%
Net Income Attributable to Iron Mountain Incorporated	$41,667	$41,096	$(571)	(1.4)%
Adjusted OIBDA(1)	$228,524	$231,218	$2,694	1.2%
Adjusted OIBDA Margin(1)	29.7%	30.9%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$458,889	$458,872	$(17)	—%	4.6%	3.0%
Service	311,237	290,414	(20,823)	(6.7)%	(1.5)%	(1.0)%
Total Revenues	$770,126	$749,286	$(20,840)	(2.7)%	2.2%	1.4%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

Consolidated storage rental revenues for the three months ended March 31, 2015 were consistent with consolidated storage rental revenues for the three months ended March 31, 2014, as consolidated storage rental internal growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign exchange rates compared to the three months ended March 31, 2014. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the three months ended March 31, 2015 by 4.6% compared to the same prior year period. This decrease was offset by storage rental internal growth of 3.0% and the net impact of acquisitions/divestitures of 1.6% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our consolidated storage rental revenue growth in the first three months of 2015 was driven by sustained storage rental internal growth of 0.5%, 5.2%, 3.7% and 11.1% in our North American Records and Information Management, North American Data Management, Western European and Other International Business segments, respectively. Global records management net volumes as of March 31, 2015 increased by 3.5% over the ending volume at March 31, 2014, supported by 12.9% volume increases in our Other International Business segment.
Consolidated service revenues decreased $20.8 million, or 6.7%, to $290.4 million for the three months ended March 31, 2015 from $311.2 million for the three months ended March 31, 2014. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 5.2% for the three months ended March 31, 2015 compared to the same prior year period. Service revenue internal growth was negative 1.0% for the three months ended March 31, 2015. The negative service revenue internal growth for the three months ended March 31, 2015 reflects the continuation of a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. Net acquisitions/divestitures decreased reported service revenues by 0.5% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $6.5 million reduction in consolidated service revenue associated with the disposition of our International Shredding Operations.
For the reasons stated above, our consolidated revenues decreased $20.8 million, or 2.7%, to $749.3 million for the three months ended March 31, 2015 from $770.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 4.9% compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. This decrease was partially offset by consolidated internal revenue growth of 1.4% and the net impact of acquisitions/divestitures of 0.8% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Internal Growth—Eight-Quarter Trend

	2013			2014				2015
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	2.3%	2.3%	1.3%	1.4%	1.6%	2.2%	3.5%	3.0%
Service Revenue	(1.9)%	(0.9)%	(4.4)%	(0.7)%	(1.9)%	(2.7)%	2.3%	(1.0)%
Total Revenue	0.5%	1.0%	(1.1)%	0.5%	0.1%	0.2%	3.0%	1.4%

We expect our consolidated internal revenue growth rate for 2015 to be approximately 0% to 2%. During the past eight quarters, our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past two fiscal years, averaging between 2.1% and 2.2% for full-year 2013 and 2014. At various points in the economic cycle, storage rental internal growth may be influenced by changes in pricing and volume. Recently, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. In addition, we are working on enhancing our pricing strategy through implementing a statistical-based approach, which enables customized pricing based on customer profiles and needs. Within our international portfolio, the developed markets are generating consistent low-to-mid single-digit storage rental revenue growth, and the emerging markets are producing strong double-digit storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects the following: (1) consistent pressures on activity-based service revenues related to the handling and transportation of items in storage in the North American Records and Information Management Business and the North American Data Management Business segments and secure shredding revenues; and (2) softness in some of our other service lines, such as fulfillment services.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
Labor	$164,620	$157,644	$(6,976)	(4.2)%	1.6%	21.4%	21.0%	(0.4)%
Facilities	114,593	111,225	(3,368)	(2.9)%	1.8%	14.9%	14.8%	(0.1)%
Transportation	29,124	24,676	(4,448)	(15.3)%	(11.2)%	3.8%	3.3%	(0.5)%
Product Cost of Sales and Other	26,808	28,109	1,301	4.9%	12.7%	3.5%	3.8%	0.3%
	$335,145	$321,654	$(13,491)	(4.0)%	1.4%	43.5%	42.9%	(0.6)%
Labor
Labor expense decreased to 21.0% of consolidated revenues in the three months ended March 31, 2015 compared to 21.4% in the three months ended March 31, 2014. Labor costs were favorably impacted by 5.8 percentage points due to currency rate changes during the three months ended March 31, 2015. Labor expense for the three months ended March 31, 2015 increased by 1.6% on a constant dollar basis compared to the three months ended March 31, 2014, primarily due to an increase in labor costs of $5.0 million in our Other International Business segment, primarily associated with the impact of recent acquisitions, partially offset by a $3.8 million reduction in restructuring, medical and workers' compensation costs, primarily associated with our North American Records and Information Management Business segment.
Facilities
Facilities costs decreased to 14.8% of consolidated revenues in the three months ended March 31, 2015 compared to 14.9% in the three months ended March 31, 2014. Rent expense increased by $1.2 million on a constant dollar basis for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by increased costs in our Other International Business segment. Other facilities costs increased by $0.7 million on a constant dollar basis for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to higher property taxes and common area charges of $2.3 million and building maintenance and security costs of $2.5 million, offset by a decrease in insurance costs of $4.1 million primarily associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014. Facilities costs were favorably impacted by 4.7 percentage points due to currency rate changes during the three months ended March 31, 2015.
Transportation
Transportation costs decreased by $3.1 million on a constant dollar basis in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of decreased fuel and insurance costs of $2.8 million and $1.0 million, respectively. Transportation costs were favorably impacted by 4.1 percentage points due to currency rate changes during the three months ended March 31, 2015.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the three months ended March 31, 2015, product cost of sales and other increased by $1.3 million compared to the three months ended March 31, 2014 on an actual basis, primarily associated with higher special project costs within our North American Data Management Business segment. These costs were favorably impacted by 7.8 percentage points due to currency rate changes during the three months ended March 31, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$131,001	$117,545	$(13,456)	(10.3)%	(6.2)%	17.0%	15.7%	(1.3)%
Sales, Marketing & Account Management	54,553	52,333	(2,220)	(4.1)%	0.2%	7.1%	7.0%	(0.1)%
Information Technology	24,506	24,707	201	0.8%	5.0%	3.2%	3.3%	0.1%
Bad Debt Expense	4,720	1,829	(2,891)	(61.3)%	(60.6)%	0.6%	0.2%	(0.4)%
	$214,780	$196,414	$(18,366)	(8.6)%	(4.5)%	27.9%	26.2%	(1.7)%
General and Administrative
General and administrative expenses decreased to 15.7% of consolidated revenues during the three months ended March 31, 2015 compared to 17.0% in the three months ended March 31, 2014. On a constant dollar basis, general and administrative expenses decreased by $7.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of an $8.3 million decrease in REIT Costs and a $1.4 million decrease in restructuring costs, partially offset by a $1.9 million increase in general and administrative expenses associated with our Other International Business segment. General and administrative expenses were favorably impacted by 4.1 percentage points due to currency rate changes during the three months ended March 31, 2015.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 7.0% of consolidated revenues during the three months ended March 31, 2015 compared to 7.1% in the three months ended March 31, 2014. On a constant dollar basis, sales, marketing and account management expenses during the three months ended March 31, 2015 were flat compared to the three months ended March 31, 2014. Sales, marketing and account management expenses were favorably impacted by 4.3 percentage points due to currency rate changes during the three months ended March 31, 2015.
Information Technology
On a constant dollar basis, information technology expenses increased $1.2 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increased compensation expenses of $0.8 million. Information technology expenses were favorably impacted by 4.2 percentage points due to currency rate changes during the three months ended March 31, 2015.
Bad Debt Expense
Consolidated bad debt expense for the three months ended March 31, 2015 decreased $2.9 million to $1.8 million (0.2% of consolidated revenues) from $4.7 million (0.6% of consolidated revenues) in the three months ended March 31, 2014. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $3.4 million on a constant dollar basis for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.
Amortization expense increased $0.4 million on a constant dollar basis for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

As a result of our conversion to a REIT and in accordance with SEC rules applicable to REITs, we no longer report (gain) loss on the sale of real estate as a component of operating income, but we report it as a component of income (loss) from continuing operations. We report the (gain) loss on sale of property, plant and equipment (excluding real estate), along with any impairment, write-downs or involuntary conversions related to real estate, as a component of operating income. Previously reported amounts have been reclassified to conform to this presentation.
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.3 million for the three months ended March 31, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.2 million for the three months ended March 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment.
OPERATING INCOME AND ADJUSTED OIBDA
As a result of the foregoing factors, consolidated operating income increased $12.3 million, or 9.3%, to $144.9 million (19.3% of consolidated revenues) for the three months ended March 31, 2015 from $132.6 million (17.2% of consolidated revenues) for the three months ended March 31, 2014 and consolidated Adjusted OIBDA increased $2.7 million, or 1.2%, to $231.2 million (30.9% of consolidated revenues) for the three months ended March 31, 2015 from $228.5 million (29.7% of consolidated revenues) for the three months ended March 31, 2014.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $2.6 million to $64.9 million (8.7% of consolidated revenues) for the three months ended March 31, 2015 from $62.3 million (8.1% of consolidated revenues) for the three months ended March 31, 2014 primarily due to the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal of the 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"), partially offset by the redemption of $306.0 million aggregate principal outstanding of our 8 3/8% Senior Subordinated Notes due 2021 in December 2014, as well as the redemption of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014 in January 2014. Our weighted average interest rate was 5.4% and 5.8% at March 31, 2015 and March 31, 2014, respectively.
Other Expense (Income), Net (in thousands)

	Three Months Ended March 31,		Dollar Change
	2014	2015
Foreign currency transaction losses, net	$6,438	$22,266	$15,828
Other, net	(1,121)	83	1,204
	$5,317	$22,349	$17,032
We recorded net foreign currency transaction losses of $22.3 million in the three months ended March 31, 2015, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, Ukrainian hryvnia and Euro against the United States dollar compared to December 31, 2014, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from changes in the exchange rate of each of the British pound sterling and Russian ruble as these currencies relate to our intercompany balances with and between our European subsidiaries, and Euro denominated bonds issued by Iron Mountain Incorporated ("IMI").
We recorded net foreign currency transaction losses of $6.4 million in the three months ended March 31, 2014, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Russian ruble and Euro against the United States dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as losses on Australian dollar and British pound sterling forward contracts, which were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, British pound sterling and Australian dollar, as these currencies relate to our intercompany balances with and between our Latin American, European and Australian subsidiaries.

Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2014 and 2015 was 45.8% and 27.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three months ended March 31, 2014 were differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). During the three months ended March 31, 2014, there were foreign currency losses recorded in jurisdictions with tax rates lower than the federal statutory rate of 35% associated with our marking-to-market of intercompany loans, which increased our first quarter 2014 effective tax rate by 1.1%. In addition, the controlled foreign corporation look-through rule, which provided for the exception of certain foreign earnings from United States federal taxation as Subpart F income, expired on December 31, 2013 and as a result, our first quarter 2014 effective tax rate increased by 1.3%. The primary reconciling item between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2015 was due to differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic taxable REIT subsidiaries.
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our taxable REIT subsidiaries; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the three months ended March 31, 2014 was $7.5 million, net of tax of $2.0 million associated with the sale of two buildings in the United Kingdom.
INCOME FROM CONTINUING OPERATIONS
As a result of the foregoing factors, consolidated income from continuing operations for the three months ended March 31, 2015 decreased $1.0 million, or 2.3%, to $41.7 million (5.6% of consolidated revenues) from $42.7 million (5.5% of consolidated revenues) for the three months ended March 31, 2014.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.6 million for the three months ended March 31, 2014, primarily related to legal reserves.
NONCONTROLLING INTERESTS
For the three months ended March 31, 2014 and 2015, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.4 million and $0.6 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
As a result of a realignment in senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
Our reportable operating segments are North American Records and Information Management Business, North American Data Management Business, Western European Business, Other International Business and Corporate and Other Business (see Note 6 to Notes to Consolidated Financial Statements). Our North American Records and Information Management Business segment offers storage and information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Records Management"); information destruction services ("Destruction"); DMS; Fulfillment Services; and Intellectual Property Management. Our North American Data Management Business segment offers the storage and rotation of backup computer media as part of corporate disaster recovery plans throughout the United States and Canada, including service and courier operations ("Data Protection & Recovery"); server and computer backup services; digital content repository systems to house, distribute and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients. Our Western European Business segment offers storage and information management services throughout the United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland, including Records Management, Data Protection & Recovery and DMS. Until December 2014, our Western European Business segment offered Destruction in the United Kingdom and Ireland. Our Other International Business segment offers storage and information management services throughout the remaining European countries in which we operate, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations included within the Other International Business segment provide Records Management, Data Protection & Recovery and DMS. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong-SAR and China. Until December 2014, our Other International Business segment offered Destruction in Australia. Our Corporate and Other Business segment consists of our data center business in the United States, the primary product offering of our Emerging Businesses segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$268,523	$269,626	$1,103	0.4%	1.5%	0.5%
Service	177,609	173,061	(4,548)	(2.6)%	(1.1)%	(1.8)%
Segment Revenue	$446,132	$442,687	$(3,445)	(0.8)%	0.5%	(0.4)%
Segment Adjusted OIBDA(1)	$169,209	$181,480	$12,271
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.9%	41.0%
_______________________________________________________________________________

(1)
See Note 6 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

For the three months ended March 31, 2015, reported revenue in our North American Records and Information Management Business segment decreased 0.8% compared to the three months ended March 31, 2014, primarily due to negative internal revenue growth and foreign currency exchange rate fluctuations. For the three months ended March 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.3% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Negative internal growth of 0.4% in the three months ended March 31, 2015 was primarily the result of negative service internal growth of 1.8%, resulting from the continuation of a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues, partially offset by storage rental revenue internal growth of 0.5% in the three months ended March 31, 2015. Net acquisitions/divestitures increased reported revenue in our North American Records and Information Management Business segment by 0.9% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Adjusted OIBDA as a percentage of segment revenue increased 310 basis points during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by a $2.7 million decrease in fuel and insurance costs, a $2.6 million decrease in workers' compensation and medical costs, a $2.4 million decrease in bad debt expense, a $2.1 million decrease in restructuring costs, and a decrease in sales, marketing and account management costs.
North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$60,984	$63,852	$2,868	4.7%	5.5%	5.2%
Service	35,740	33,383	(2,357)	(6.6)%	(5.9)%	(5.9)%
Segment Revenue	$96,724	$97,235	$511	0.5%	1.3%	1.1%
Segment Adjusted OIBDA(1)	$54,668	$51,288	$(3,380)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	56.5%	52.7%
_______________________________________________________________________________

(1)
See Note 6 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three months ended March 31, 2015, reported revenue in our North American Data Management Business segment increased 0.5% compared to the three months ended March 31, 2014, primarily due to internal growth of 1.1%. The internal growth was primarily attributable to storage rental revenue internal growth of 5.2% in the three months ended March 31, 2015, primarily related to volume increases, offset by negative service internal growth of 5.9% in the three months ended March 31, 2015, which was due to declines in service revenue activity levels as the business becomes more archival in nature. For the three months ended March 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.8% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 380 basis points during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increased overhead expenses of $3.3 million, primarily associated with higher sales, marketing and account management expenses.
Western European Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$65,252	$60,175	$(5,077)	(7.8)%	4.9%	3.7%
Service	51,879	40,637	(11,242)	(21.7)%	(11.0)%	(2.6)%
Segment Revenue	$117,131	$100,812	$(16,319)	(13.9)%	(2.2)%	1.1%
Segment Adjusted OIBDA(1)	$34,563	$29,453	$(5,110)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.5%	29.2%
_______________________________________________________________________________

(1)
See Note 6 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three months ended March 31, 2015, reported revenue in our Western European Business segment decreased 13.9% compared to the three months ended March 31, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations resulted in decreased revenue in the three months ended March 31, 2015, as measured in United States dollars, of approximately 11.7%, as compared to the same prior year period, due to the weakening of the British pound sterling and the Euro against the United States dollar. Internal growth for the three months ended March 31, 2015 was 1.1%, supported by 3.7% storage rental internal growth. Net acquisitions/divestitures decreased reported revenue in our Western European Business segment by 3.3% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a $4.3 million reduction in reported service revenue associated with the disposition of our shredding operations in the United Kingdom and Ireland in December 2014. Adjusted OIBDA as a percentage of segment revenue decreased 30 basis points during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$61,322	$61,637	$315	0.5%	17.9%	11.1%
Service	45,977	42,354	(3,623)	(7.9)%	9.6%	6.8%
Segment Revenue	$107,299	$103,991	$(3,308)	(3.1)%	14.4%	9.3%
Segment Adjusted OIBDA(1)	$24,200	$20,835	$(3,365)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	22.6%	20.0%
_____________________________________________________________________________

(1)
See Note 6 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three months ended March 31, 2015, reported revenues in our Other International Business segment decreased 3.1% compared to the three months ended March 31, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the three months ended March 31, 2015 resulted in decreased revenue, as measured in United States dollars, of approximately 17.5%, as compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Internal growth for the three months ended March 31, 2015 was 9.3%, supported by 11.1% storage rental internal growth. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 5.1% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as the impact of our recent acquisitions in Brazil, Turkey and Poland were partially offset by a $2.2 million decrease in reported service revenue associated with the disposition of our Australian shredding operations in December 2014. Adjusted OIBDA as a percentage of segment revenue decreased 260 basis points during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as a result of a decrease in gross profit, primarily attributable to a $5.0 million increase in labor costs and a $3.4 million increase in facilities costs, which were primarily associated with efforts to optimize the business and integrate past acquisitions.
Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$2,808	$3,582	$774	27.6%	27.6%	27.6%
Service	32	979	947	2,959.4%	2,959.4%	2,959.4%
Segment Revenue	$2,840	$4,561	$1,721	60.6%	60.6%	60.6%
Segment Adjusted OIBDA(1)	$(54,116)	$(51,838)	$2,278
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(7.0)%	(6.9)%
_______________________________________________________________________________

(1)
See Note 6 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three months ended March 31, 2015, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue improved primarily due to a decrease in insurance costs of $3.5 million in 2015 as compared to 2014 associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2014	2015
Cash flows from operating activities—continuing operations	$55,641	$5,512
Cash flows from investing activities—continuing operations	(128,903)	(76,180)
Cash flows from financing activities—continuing operations	120,839	68,863
Cash and cash equivalents at the end of period	169,906	119,605
Net cash provided by operating activities from continuing operations was $5.5 million for the three months ended March 31, 2015 compared to $55.6 million for the three months ended March 31, 2014. The 90.1% period over period decrease resulted primarily from an increase in cash used in working capital of $82.8 million, primarily related to the timing of operating accounts payable payments and accruals, partially offset by an increase in net income, including non-cash charges and realized foreign exchange losses, of $32.7 million.
Our business requires capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the three months ended March 31, 2015 amounted to $74.8 million, $6.4 million and $9.2 million, respectively. For the three months ended March 31, 2015, these expenditures were primarily funded with cash flows provided by borrowings under the Credit Agreement and the Accounts Receivable Securitization Program (both of which are defined below). Excluding capital expenditures associated with potential future acquisitions and additional real estate purchases above our plan, we expect our capital expenditures to be approximately $330.0 million to $360.0 million in the year ending December 31, 2015 (inclusive of approximately $25.0 million in planned real estate purchases).
Net cash provided by financing activities from continuing operations was $68.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we received net proceeds of $168.1 million of debt (primarily associated with the Accounts Receivable Securitization Program and the Credit Agreement) and $4.4 million from proceeds from the exercise of stock options. We used the proceeds from these transactions for the payment of dividends in the amount of $102.5 million on our common stock.
Dividends and Distributions
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

The Special Distribution was paid on November 4, 2014 (the ‘‘Payment Date’’) to stockholders of record as of the Record Date in a combination of common stock and cash. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution in all common stock or all cash, with the total cash payment to stockholders limited to no more than $140.0 million, or 20% of the total Special Distribution, not including cash paid in lieu of fractional shares. Based on stockholder elections, we paid $140.0 million of the Special Distribution in cash, not including cash paid in lieu of fractional shares, with the balance paid in the form of common stock. Our shares of common stock were valued for purposes of the Special Distribution based upon the average closing price on the three trading days following October 24, 2014, or $35.55 per share, and as such, we issued approximately 15.8 million shares of common stock in the Special Distribution. These shares impact weighted average shares outstanding from the date of issuance, and thus impact our earnings per share data prospectively from the Payment Date.
In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.
In November 2014, our board of directors declared a distribution of $0.255 per share (the ‘‘Catch-Up Distribution’’) payable on December 15, 2014 to stockholders of record on November 28, 2014. Our board of directors declared the Catch-Up Distribution because our cash distributions paid from January 2014 through July 2014 were declared and paid before our board of directors had determined that we would elect REIT status effective January 1, 2014 and were lower than they otherwise would have been if the final determination to elect REIT status effective January 1, 2014 had been prior to such distributions.
In fiscal year 2014 and in the first quarter of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2015 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and one "Triple A" rated money market fund, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of March 31, 2015, our cash and cash equivalents and restricted cash balance was $139.6 million, including money market funds and time deposits amounting to $33.9 million. The money market funds are invested substantially in United States Treasuries.

Our consolidated debt as of March 31, 2015 comprised the following (in thousands):

Revolving Credit Facility(1)	$823,881
Term Loan(1)	248,750
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	273,760
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes ")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	106,038
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(3)	157,470
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(4)	592,160
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Accounts Receivable Securitization Program(5)	220,800
Real Estate Mortgages, Capital Leases and Other	298,983
Total Long-term Debt	4,721,842
Less Current Portion	(54,483)
Long-term Debt, Net of Current Portion	$4,667,359
_______________________________________________________________________________

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

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by most of its direct and indirect 100% owned United States subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, IME, the Special Purpose Subsidiaries (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3) Canada Company is the direct obligor on the CAD Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(4)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(5)	The Special Purpose Subsidiaries are the obligors under this program.
On August 7, 2013, we amended our existing credit agreement. The revolving credit facilities (the "Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allow IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility. On September 24, 2014, we exercised the option and borrowed an additional $250.0 million in the form of a term loan under the Credit Agreement (the "Term Loan"). Commencing on December 31, 2014, the Term Loan began to amortize in quarterly installments in an amount equal to $0.6 million per quarter, with the remaining balance due on June 27, 2016. The Term Loan may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement continues to include an option to allow us to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility.

The Credit Agreement terminates on June 27, 2016, at which point all obligations become due. IMI and the Guarantors guarantee all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of March 31, 2015, we had $823.9 million and $248.8 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $823.9 million of outstanding borrowings under the Revolving Credit Facility, $632.3 million was denominated in United States dollars, 81.2 million was denominated in Canadian dollars, 67.8 million was denominated in Euros and 71.6 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $12.2 million. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $663.9 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.8% as of March 31, 2015. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 5.1% as of March 31, 2015 and the interest rate in effect under the Term Loan as of March 31, 2015 was 2.4%.
In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.  As of March 31, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $220.8 million. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of March 31, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's Credit Agreement net total lease adjusted leverage ratio was 5.4 and 5.5 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 6.5, and its net secured debt lease adjusted leverage ratio was 2.6 and 2.7 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 4.0. IMI's bond leverage ratio (which is not lease adjusted), per the indentures, was 5.7 and 5.6 as of December 31, 2014 and March 31, 2015, respectively, compared to a maximum allowable ratio of 6.5. IMI's Credit Agreement fixed charge coverage ratio was 2.5 and 2.4 as of December 31, 2014 and March 31, 2015, respectively, compared to a minimum allowable ratio of 1.5 under the Credit Agreement. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
For the three months ended March 31, 2014 and 2015, we recorded commitment fees and letters of credit fees of $0.7 million and $0.9 million, respectively, based on the unused balances under the Revolving Credit Facility and the Accounts Receivable Securitization Program.
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

Acquisitions
In April 2015, we completed four acquisitions of records and data management businesses for an aggregate purchase price of approximately $15.3 million.
On April 28, 2015, we reached an agreement in principle with Recall to acquire Recall by way of a recommended court approved Scheme of Arrangement for 0.1722 of a share of our common stock for each outstanding share of Recall common stock. In addition, Recall shareholders will be offered the option to elect to receive alternative consideration of 8.50 Australian dollars per Recall share in cash, subject to a proration mechanism that will cap the total amount of cash consideration to be paid to Recall shareholders at 225.0 million Australian dollars. The proposed transaction is contingent on our and Recall conducting confirmatory due diligence and negotiating and executing mutually acceptable merger documentation, including entering into a Scheme Implementation Agreement, and other terms and conditions. The agreement in principle does not assure that a definitive agreement regarding the proposed transaction will be reached or that any transaction between us and Recall will actually occur. Conditions precedent to the closing of the proposed transaction will include, among other things, receipt of antitrust/competition and other requisite regulatory approvals, no material adverse event affecting either party, Recall shareholder approval, our shareholder approval, Australian Court approvals and other customary conditions for a transaction of this nature.
Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged. While we expect to continue to be highly leveraged for the foreseeable future, as a REIT we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short- term, to fund the costs of our conversion to a REIT for federal income tax purposes.
Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $88.0 million ($0, tax effected) at March 31, 2015 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have state net operating loss carryforwards, which expire from 2015 through 2033, of $74.4 million ($0.1 million, tax effected) at March 31, 2015 to reduce future state taxable income, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $76.9 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 66%.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2015 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended March 31, 2015, nor did we repurchase any shares of our common stock during the three months ended March 31, 2015.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description

10.1
Addendum, dated February 27, 2015, to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, as amended March 19, 2012, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Filed herewith.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY

Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 30, 2015