Form 10-Q
period 2015-06-30
IRON MOUNTAIN INC
filed 2015-07-30
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at July 24, 2015: 210,825,694

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2014	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$125,933	$117,098
Restricted cash	33,860	—
Accounts receivable (less allowances of $32,141 and $35,852 as of December 31, 2014 and June 30, 2015, respectively)	604,265	596,252
Deferred income taxes	14,192	21,609
Prepaid expenses and other	139,469	139,768
Total Current Assets	917,719	874,727
Property, Plant and Equipment:
Property, plant and equipment	4,668,705	4,681,792
Less—Accumulated depreciation	(2,117,978)	(2,188,779)
Property, Plant and Equipment, net	2,550,727	2,493,013
Other Assets, net:
Goodwill	2,423,783	2,388,697
Customer relationships and acquisition costs	607,837	595,468
Deferred financing costs	47,077	43,827
Other	23,199	26,845
Total Other Assets, net	3,101,896	3,054,837
Total Assets	$6,570,342	$6,422,577
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,095	$70,235
Accounts payable	203,014	162,238
Accrued expenses	404,485	333,811
Deferred revenue	197,142	185,851
Total Current Liabilities	856,736	752,135
Long-term Debt, net of current portion	4,611,436	4,718,915
Other Long-term Liabilities	73,506	79,124
Deferred Rent	104,051	100,336
Deferred Income Taxes	54,658	49,842
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 209,818,812 shares and 210,798,520 shares as of December 31, 2014 and June 30, 2015, respectively)	2,098	2,108
Additional paid-in capital	1,588,841	1,603,278
(Distributions in excess of earnings) Earnings in excess of distributions	(659,553)	(766,849)
Accumulated other comprehensive items, net	(75,031)	(129,750)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	708,787
Noncontrolling Interests	13,600	13,438
Total Equity	869,955	722,225
Total Liabilities and Equity	$6,570,342	$6,422,577
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2014	2015
Revenues:
Storage rental	$466,889	$461,209
Service	320,003	298,525
Total Revenues	786,892	759,734
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	336,961	326,283
Selling, general and administrative	213,807	215,885
Depreciation and amortization	88,941	87,549
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(107)	515
Total Operating Expenses	639,602	630,232
Operating Income (Loss)	147,290	129,502
Interest Expense, Net (includes Interest Income of $1,378 and $831 for the three months ended June 30, 2014 and 2015, respectively)	62,201	66,087
Other (Income) Expense, Net	(4,838)	2,004
Income (Loss) from Continuing Operations Before (Benefit) Provision for Income Taxes	89,927	61,411
(Benefit) Provision for Income Taxes	(182,775)	7,404
Income (Loss) from Continuing Operations	272,702	54,007
(Loss) Income from Discontinued Operations, Net of Tax	(326)	—
Net Income (Loss)	272,376	54,007
Less: Net Income (Loss) Attributable to Noncontrolling Interests	739	677
Net Income (Loss) Attributable to Iron Mountain Incorporated	$271,637	$53,330
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.42	$0.26
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.41	$0.25
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.41	$0.25
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.40	$0.25
Weighted Average Common Shares Outstanding—Basic	192,381	210,699
Weighted Average Common Shares Outstanding—Diluted	193,526	212,077
Dividends Declared per Common Share	$0.2705	$0.4752
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2014	2015
Revenues:
Storage rental	$925,778	$920,081
Service	631,240	588,939
Total Revenues	1,557,018	1,509,020
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	672,106	647,937
Selling, general and administrative	428,587	412,299
Depreciation and amortization	175,374	173,500
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	1,045	848
Total Operating Expenses	1,277,112	1,234,584
Operating Income (Loss)	279,906	274,436
Interest Expense, Net (includes Interest Income of $2,904 and $1,645 for the six months ended June 30, 2014 and 2015, respectively)	124,513	130,985
Other Expense (Income), Net	479	24,353
Income (Loss) from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	154,914	119,098
(Benefit) Provision for Income Taxes	(153,041)	23,352
Gain on Sale of Real Estate, Net of Tax	(7,468)	—
Income (Loss) from Continuing Operations	315,423	95,746
(Loss) Income from Discontinued Operations, Net of Tax	(938)	—
Net Income (Loss)	314,485	95,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,181	1,320
Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,304	$94,426
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.64	$0.45
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.63	$0.45
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.63	$0.45
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.62	$0.45
Weighted Average Common Shares Outstanding—Basic	192,130	210,468
Weighted Average Common Shares Outstanding—Diluted	193,298	212,163
Dividends Declared per Common Share	$0.5405	$0.9499
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2015
Net Income (Loss)	$272,376	$54,007
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,526	1,000
Market Value Adjustments for Securities	548	—
Total Other Comprehensive Income (Loss)	5,074	1,000
Comprehensive Income (Loss)	277,450	55,007
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,165	345
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$276,285	$54,662

	Six Months Ended June 30,
	2014	2015
Net Income (Loss)	$314,485	$95,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,314	(55,175)
Market Value Adjustments for Securities	548	23
Total Other Comprehensive Income (Loss)	6,862	(55,152)
Comprehensive Income (Loss)	321,347	40,594
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,718	887
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$319,629	$39,707

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
					(Distributions in Excess of Earnings) Earnings in Excess of Distributions
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax charge of $66	32,849	1,565,924	16	32,833	—	—	—
Parent cash dividends declared	(104,776)	—	—	—	(104,776)	—	—
Currency translation adjustment	6,314	—	—	—	—	5,777	537
Market value adjustments for securities	548	—	—	—	—	548	—
Net income (loss)	314,485	—	—	—	313,304	—	1,181
Noncontrolling interests dividends	(699)	—	—	—	—	—	(699)
Purchase of noncontrolling interests	(3,305)	—	—	(805)	—	—	(2,500)
Balance, June 30, 2014	$1,297,150	192,992,844	$1,930	$1,012,192	$276,348	$(2,335)	$9,015

		Iron Mountain Incorporated Stockholders' Equity
					(Distributions in Excess of Earnings) Earnings in Excess of Distributions
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $260	14,447	979,708	10	14,437	—	—	—
Parent cash dividends declared	(201,722)	—	—	—	(201,722)	—	—
Currency translation adjustment	(55,175)	—	—	—	—	(54,742)	(433)
Market value adjustments for securities	23	—	—	—	—	23	—
Net income (loss)	95,746	—	—	—	94,426	—	1,320
Noncontrolling interests dividends	(1,049)	—	—	—	—	—	(1,049)
Balance, June 30, 2015	$722,225	210,798,520	$2,108	$1,603,278	$(766,849)	$(129,750)	$13,438

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$314,485	$95,746
Loss (income) from discontinued operations	938	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	151,117	151,015
Amortization (includes deferred financing costs and bond discount of $3,701 and $4,360, for the six months ended June 30, 2014 and 2015, respectively)	27,958	26,845
Stock-based compensation expense	14,458	14,777
(Benefit) Provision for deferred income taxes	(242,113)	(9,088)
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(8,414)	848
Foreign currency transactions and other, net	(8,577)	(2,763)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(12,586)	4,943
Prepaid expenses and other	10,901	3,992
Accounts payable	(16,625)	(22,819)
Accrued expenses and deferred revenue	(44,444)	(81,091)
Other assets and long-term liabilities	8,503	(2,667)
Cash Flows from Operating Activities	195,601	179,738
Cash Flows from Investing Activities:
Capital expenditures	(188,745)	(139,356)
Cash paid for acquisitions, net of cash acquired	(46,366)	(21,714)
Decrease (increase) in restricted cash	—	33,860
Additions to customer relationship and acquisition costs	(17,210)	(24,207)
Proceeds from sales of property and equipment and other, net (including real estate)	17,608	805
Cash Flows from Investing Activities	(234,713)	(150,612)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(5,307,846)	(4,915,045)
Proceeds from revolving credit and term loan facilities and other debt	5,704,569	5,075,035
Early retirement of senior subordinated notes	(247,275)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	(2,083)	(830)
Parent cash dividends	(104,861)	(203,229)
Proceeds from exercise of stock options and employee stock purchase plan	17,818	9,454
Excess tax (deficiency) benefit from stock-based compensation	(66)	260
Payment of debt financing and stock issuance costs	(429)	(1,114)
Cash Flows from Financing Activities	59,827	(35,469)
Effect of Exchange Rates on Cash and Cash Equivalents	4,102	(2,492)
Increase (Decrease) in Cash and Cash Equivalents	24,817	(8,835)
Cash and Cash Equivalents, Beginning of Period	120,526	125,933
Cash and Cash Equivalents, End of Period	$145,343	$117,098
Supplemental Information:
Cash Paid for Interest	$126,929	$129,518
Cash Paid for Income Taxes	$77,894	$23,151
Non-Cash Investing and Financing Activities:
Capital Leases	$9,138	$21,481
Accrued Capital Expenditures	$36,642	$31,116
Dividends Payable	$55,057	$4,675

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
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 included in our Current Report on Form 8-K filed with the SEC on May 7, 2015.
We have been organized and operating as a real estate investment trust for federal income tax purposes ("REIT") effective for our taxable year beginning January 1, 2014.
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
At December 31, 2014, we had $33,860 of restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program included in current assets on our Consolidated Balance Sheet. The restricted cash consisted primarily of United States Treasuries. We had no restricted cash at June 30, 2015.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Total (gain) loss on foreign currency transactions for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Total (gain) loss on foreign currency transactions	$(4,347)	$1,656	$2,091	$23,922
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
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2014 and concluded there was no impairment of goodwill at such date. As of December 31, 2014 and June 30, 2015, no factors were identified that would alter our October 1, 2014 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
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
Beginning January 1, 2015, as a result of the changes in our reportable operating segments associated with our reorganization (see Note 7 for a description of our reportable operating segments), we reassessed the composition of our reporting units. Our North American Records and Information Management Business segment now consists of two reporting units: (1) North American Records and Information Management (which includes Intellectual Property Management and Fulfillment Services) and (2) North American Secure Shredding. Our Western European Business segment now consists of two reporting units: (1) the United Kingdom, Ireland and Norway (“UKI”) and (2) Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (“Continental Western Europe”). We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units was determined based on the application of a combined weighted average approach of preliminary fair value multiples of revenue and earnings and discounted cash flow techniques. These fair values represent our best estimate and preliminary assessment of goodwill allocations to each of the new reporting units on a relative fair value basis.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of June 30, 2015 is as follows:

Carrying Value as of June 30, 2015
North American Records and Information Management(1)(2)	$1,389,683
North American Secure Shredding(1)(2)	40,884
North American Data Management(3)	373,698
Emerging Businesses(4)	3,036
UKI(1)(5)	272,226
Continental Western Europe(1)(5)	75,015
Emerging Markets - Eastern Europe(6)	81,772
Latin America(6)	95,445
Australia and Singapore(6)	52,836
Greater China(6)	3,525
India(6)	—
Russia, Ukraine and Denmark(6)	577
Total	$2,388,697
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2015 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2014	$1,645,209	$429,982	$412,322	$254,706	$—	$2,742,219
Deductible goodwill acquired during the year	1,638	409	—	—	3,036	5,083
Non-deductible goodwill acquired during the year	239	24	1,241	1,764	—	3,268
Fair value and other adjustments(1)	99	(25)	(365)	(1,111)	—	(1,402)
Currency effects	(11,163)	(2,800)	(9,155)	(21,062)	—	(44,180)
Gross Balance as of June 30, 2015	$1,636,022	$427,590	$404,043	$234,297	$3,036	$2,704,988
Accumulated Amortization Balance as of December 31, 2014	$205,987	$54,025	$58,273	$151	$—	$318,436
Currency effects	(532)	(133)	(1,471)	(9)	—	(2,145)
Accumulated Amortization Balance as of June 30, 2015	$205,455	$53,892	$56,802	$142	$—	$316,291
Net Balance as of December 31, 2014	$1,439,222	$375,957	$354,049	$254,555	$—	$2,423,783
Net Balance as of June 30, 2015	$1,430,567	$373,698	$347,241	$234,155	$3,036	$2,388,697
Accumulated Goodwill Impairment Balance as of December 31, 2014	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of June 30, 2015	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $672 in net adjustments to deferred income taxes and $(5,680) related to customer relationships and acquisition costs and other assumed liabilities, as well as $3,606 of cash paid related to certain 2014 acquisitions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets as of December 31, 2014 and June 30, 2015 are as follows:

	December 31, 2014			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$904,866	$(297,029)	$607,837	$913,523	$(318,055)	$595,468
Core Technology(1)	3,568	(3,540)	28	3,414	(3,414)	—
Trademarks and Non-Compete Agreements(1)	7,062	(5,068)	1,994	6,908	(5,086)	1,822
Deferred Financing Costs	63,033	(15,956)	47,077	63,805	(19,978)	43,827
Total	$978,529	$(321,593)	$656,936	$987,650	$(346,533)	$641,117
_______________________________________________________________________________

(1)	Included in Other, a component of Other Assets, net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with amortizable intangible assets (including deferred financing costs) for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Amortization expense associated with amortizable intangible assets (including deferred financing costs)	$14,332	$13,593	$27,958	$26,845
e.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2014 was $7,317 ($5,417 after tax or $0.03 per basic and diluted share) and $14,458 ($10,551 after tax or $0.05 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2015 was $7,921 ($5,467 after tax or $0.03 per basic and diluted share) and $14,777 ($10,413 after tax or $0.05 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of sales (excluding depreciation and amortization)	$189	$46	$379	$91
Selling, general and administrative expenses	7,128	7,875	14,079	14,686
Total stock-based compensation	$7,317	$7,921	$14,458	$14,777

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $(66) and $260 for the six months ended June 30, 2014 and 2015, respectively, from the (deficiency) benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2015, ten-year vesting options represented 7.4% of total outstanding options. Certain of the options we issue become exercisable ratably over a period of five years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2015, five-year vesting options represented 46.1% of total outstanding options. The remainder of options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of June 30, 2015, three-year vesting options represented 46.5% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors become exercisable immediately upon grant.
The weighted average fair value of options granted for the six months ended June 30, 2014 and 2015 was $5.60 and $4.99 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective period are as follows:

	Six Months Ended June 30,
Weighted Average Assumptions	2014	2015
Expected volatility	33.9%	28.6%
Risk-free interest rate	2.06%	1.70%
Expected dividend yield	4%	5%
Expected life	6.8 years	5.5 years
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of option activity for the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2014	3,678,246	$23.37
Granted	696,722	43.64
Exercised	(350,910)	21.03
Forfeited	(20,729)	23.63
Expired	(11,045)	22.15
Outstanding at June 30, 2015	3,992,284	$27.11	5.74	$24,551
Options exercisable at June 30, 2015	2,728,453	$22.67	4.30	$22,715
Options expected to vest	1,178,890	$36.57	8.85	$1,743
The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Aggregate intrinsic value of stock options exercised	$7,556	$1,716	$8,533	$5,883
Restricted Stock and Restricted Stock Units
Under our various equity compensation plans, we may also grant restricted stock or RSUs. Our restricted stock and RSUs generally have a vesting period of between three and five years from the date of grant. However, beginning in 2015, RSUs granted to our non-employee directors now vest immediately upon grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).
Cash dividends accrued and paid on RSUs for the three and six months ended June 30, 2014 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cash dividends on RSUs accrued	$416	$631	$850	$1,301
Cash dividends on RSUs paid	223	571	1,054	2,300
The fair value of restricted stock and RSUs vested during the three and six months ended June 30, 2014 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Fair value of restricted stock vested	$1	$—	$1	$—
Fair value of RSUs vested	3,704	3,600	17,548	19,184

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock and RSU activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	1,405,569	$28.78
Granted	524,896	38.59
Vested	(536,988)	30.94
Forfeited	(50,678)	32.14
Non-vested at June 30, 2015	1,342,799	$33.68
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014 and thereafter) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014 and thereafter). Certain PUs granted in 2013, 2014 and 2015 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "Retirement Criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the Retirement Criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. For those PUs subject to a three-year performance period, employees who terminate their employment during the performance period and on or after meeting the Retirement Criteria are eligible for pro rated vesting, subject to the actual achievement against the predefined targets as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs subject to a three-year performance period are generally expensed over the three-year performance period. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
Cash dividends accrued and paid on PUs for the three and six months ended June 30, 2014 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cash dividends on PUs accrued	$142	$214	$292	$425
Cash dividends on PUs paid	91	—	312	1,015

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the six months ended June 30, 2015, we issued 139,446 PUs. The majority of our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014 and thereafter) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilized a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of June 30, 2015, we expected 25% and 100% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014 and 2015, respectively.
The fair value of earned PUs that vested during the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Fair value of earned PUs that vested	$2,266	$44	$6,296	$2,107
A summary of PU activity for the six months ended June 30, 2015 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	461,666	(82,609)	379,057	$30.80
Granted	139,446	—	139,446	40.38
Vested	(80,035)	(4,350)	(84,385)	29.62
Forfeited	(19,038)	—	(19,038)	30.96
Non-vested at June 30, 2015	502,039	(86,959)	415,080	$34.25
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the six months ended June 30, 2014 and 2015, there were 69,567 shares and 59,569 shares, respectively, purchased under the ESPP. As of June 30, 2015, we have 901,069 shares available under the ESPP.
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

As of June 30, 2015, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $46,910 and is expected to be recognized over a weighted-average period of 2.2 years.
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
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Income (loss) from continuing operations	$272,702	$54,007	$315,423	$95,746
Total (loss) income from discontinued operations	$(326)	$—	$(938)	$—
Net income (loss) attributable to Iron Mountain Incorporated	$271,637	$53,330	$313,304	$94,426

Weighted-average shares—basic	192,381,000	210,699,000	192,130,000	210,468,000
Effect of dilutive potential stock options	762,416	958,714	722,609	1,091,022
Effect of dilutive potential restricted stock, RSUs and PUs	382,317	419,002	444,968	603,880
Weighted-average shares—diluted	193,525,733	212,076,716	193,297,577	212,162,902

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.42	$0.26	$1.64	$0.45
Total (loss) income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—basic	$1.41	$0.25	$1.63	$0.45

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.41	$0.25	$1.63	$0.45
Total (loss) income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—diluted	$1.40	$0.25	$1.62	$0.45

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,457,975	1,335,373	1,419,469	846,803

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
i.    Income Taxes
As noted previously, we have been organized and operating as a REIT effective for our taxable year beginning January 1, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but may be taxed at the stockholder level. The income of our domestic taxable REIT subsidiaries (“TRSs”), which hold our domestic operations that may not be REIT‑compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or as TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to “built‑in” gains with respect to the assets that we owned on January 1, 2014; this built‑in gains tax has been imposed on our depreciation recapture recognized into income in 2014 and generally will be imposed in subsequent years as a result of accounting method changes commenced in our pre‑REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as between the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded a decrease of $631 and an increase of $335 for gross interest and penalties for the three and six months ended June 30, 2014, respectively. We recorded an increase of $637 and $1,579 for gross interest and penalties for the three and six months ended June 30, 2015, respectively. We had $5,884 and $6,756 accrued for the payment of interest and penalties as of December 31, 2014 and June 30, 2015, respectively.
As a result of our REIT conversion, we recorded a net tax benefit of $230,051 and $212,151 during the three and six months ended June 30, 2014, respectively, for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2014 were a $36,084 increase in our tax provision recognized in the second quarter of 2014 associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax benefit related to the REIT conversion of $18,763 and $33,835, respectively, primarily related to the dividends paid deduction.
Our effective tax rates for the three and six months ended June 30, 2015 were 12.1% and 19.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit and as of June 30, 2015 relate to cash and cash equivalents. At December 31, 2014, we had money market funds with two "Triple A" rated money market funds and time deposits with three global banks. At June 30, 2015, we had time deposits with three global banks and no money market funds. We consider the "Triple A" rated money market funds and the global banks to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2014 and June 30, 2015, our cash and cash equivalents and restricted cash balance was $159,793 and $117,098, respectively, including money market funds and time deposits amounting to $53,032 and $20,802, respectively. The money market funds were invested substantially in United States Treasuries.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and June 30, 2015, respectively, are as follows:

		Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$36,828	$—		$36,828		$—
Time Deposits(1)	16,204	—		16,204		—
Trading Securities	13,172	12,428	(2)	744	(1)	—
Derivative Liabilities(3)	2,411	—		2,411		—

		Fair Value Measurements at June 30, 2015 Using
Description	Total Carrying Value at June 30, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$20,802	$—		$20,802		$—
Trading Securities	10,960	10,086	(2)	874	(1)	—
Derivative Assets(3)	6,362	—		6,362		—
_______________________________________________________________________________

(1)	Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our intercompany exposures, as more fully disclosed at Note 3. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2014 and 2015.
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
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

m.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended June 30, 2014 and 2015, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2014	$(7,909)	$926	$(6,983)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,100	—	4,100
Market value adjustments for securities	—	548	548
Total other comprehensive income (loss)	4,100	548	4,648
Balance as of June 30, 2014	$(3,809)	$1,474	$(2,335)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2015	$(132,084)	$1,002	$(131,082)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,332	—	1,332
Total other comprehensive income (loss)	1,332	—	1,332
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)
The changes in accumulated other comprehensive items, net for the six months ended June 30, 2014 and 2015, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,777	—	5,777
Market value adjustment for securities	—	548	548
Total other comprehensive income (loss)	5,777	548	6,325
Balance as of June 30, 2014	$(3,809)	$1,474	$(2,335)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(54,742)	—	(54,742)
Market value adjustments for securities	—	23	23
Total other comprehensive (loss) income	(54,742)	23	(54,719)
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)
n.    Other (Income) Expense, Net
Other (income) expense, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Foreign currency transaction (gains) losses, net	$(4,347)	$1,656	$2,091	$23,922
Other, net	(491)	348	(1,612)	431
	$(4,838)	$2,004	$479	$24,353
o.    Property, Plant and Equipment and Long-Lived Assets
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three and six months ended June 30, 2014, we capitalized $4,861 and $9,758 of costs, respectively, associated with the development of internal use computer software projects. During the three and six months ended June 30, 2015, we capitalized $6,395 and $12,435 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Consolidated (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $(107) and $1,045 for the three and six months ended June 30, 2014, respectively. Losses in the six months ended June 30, 2014 were primarily associated with the write-off of certain software associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $515 and $848 for the three and six months ended June 30, 2015, respectively, and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment.
Consolidated gain on sale of real estate was $7,468, net of tax of $1,991, for the six months ended June 30, 2014 associated with the sale of two buildings in the United Kingdom.
p.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, making it effective for our year beginning January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2014 and June 30, 2015, none of our derivative instruments contained credit-risk related contingent features.
We have entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of June 30, 2015, we had outstanding forward contracts to purchase 212,500 Euros and sell $231,385 United States dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges.
Net cash payments (receipts) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and six months ended June 30, 2014 and 2015, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net cash payments (receipts)	$7,330	$12,368	$14,529	$29,188

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

Our policy is to record the fair value of each derivative instrument on a gross basis. The fair value of our derivative instruments as of December 31, 2014 and June 30, 2015 and their gains and losses for the three and six months ended June 30, 2014 and 2015 are as follows:

	Asset Derivatives
	December 31, 2014		June 30, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$6,362
Total		$—		$6,362

	Liability Derivatives
	December 31, 2014		June 30, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$2,411	Accrued expenses	$—
Total		$2,411		$—

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2014	2015	2014	2015
Foreign exchange contracts	Other expense (income), net	$11,748	$(8,119)	$14,670	$20,414
Total		$11,748	$(8,119)	$14,670	$20,414
We have designated a portion of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2014 and 2015, we designated on average 58,735 and 35,786 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Foreign exchange gains (losses)	$663	$(1,464)	$808	$3,466
Tax expense (benefit) on foreign exchange gains (losses)	—	—	57	—
Foreign exchange gains (losses), net of tax	$663	$(1,464)	$751	$3,466
As of June 30, 2015, cumulative net gains of $17,278, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on‑hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2014 and 2015 acquisitions on our consolidated results of operations.

In the first six months of 2015, in order to enhance our existing operations in the United States, United Kingdom, Canada, Australia and Chile, we completed six acquisitions for total consideration of approximately $18,400. These acquisitions included four storage and records management companies, one storage and data management company and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $2,300 to approximately $5,500.
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for these acquisitions is as follows:

Cash Paid (gross of cash acquired)	$18,433	(1)
Total Consideration	18,433
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	1,162
Property, Plant and Equipment(2)	4,050
Customer Relationship Assets(3)	9,922
Other Assets	361
Liabilities Assumed and Deferred Income Taxes(4)	(5,413)
Total Fair Value of Identifiable Net Assets Acquired	10,082
Goodwill Initially Recorded	$8,351
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 is net cash acquired of $(325) and contingent and other payments of $3,606 related to acquisitions made in previous years.

(2)	Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2015 was 18 years.

(4)	Consists primarily of accrued expenses and deferred income taxes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

On June 8, 2015, we entered into a binding Scheme Implementation Deed (the “Recall Agreement”) with Recall Holdings Limited (“Recall”) to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225,000 Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 51,000,000 shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of June 30, 2015, pay approximately US$335,000 to Recall shareholders in connection with the Recall Transaction. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the New York Stock Exchange to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the Australian Securities Exchange (the “ASX”) to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.
(5) Debt
Long-term debt is as follows:

	December 31, 2014		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$883,428	$883,428	$834,753	$834,753
IMI Term Loan (1)	249,375	249,375	248,125	248,125
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	308,616	309,634	284,243	283,702
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	429,000	400,000	421,240
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	106,030	110,500	106,047	109,831
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(4)	172,420	175,437	160,950	165,376
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(5)	622,960	639,282	629,100	644,010
6% Senior Notes due 2023 (the "6% Notes")(2)(3)	600,000	625,500	600,000	624,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,005,000	1,000,000	1,002,500
Accounts Receivable Securitization Program(6)(7)	—	—	217,500	217,500
Real Estate Mortgages, Capital Leases and Other(7)	320,702	320,702	308,432	308,432
Total Long-term Debt	4,663,531		4,789,150
Less Current Portion	(52,095)		(70,235)
Long-term Debt, Net of Current Portion	$4,611,436		$4,718,915
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the IMI Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of both December 31, 2014 and June 30, 2015.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2014 and June 30, 2015, respectively.

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

(7)	We believe the fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.
The revolving credit facilities (the "IMI Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allowed IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais, and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the IMI Revolving Credit Facility. On September 24, 2014, we exercised this option and borrowed an additional $250,000 in the form of a term loan under the Credit Agreement (the "IMI Term Loan"). Commencing on December 31, 2014, the IMI Term Loan began to amortize in quarterly installments in an amount equal to $625 per quarter, with the remaining balance due on June 27, 2016. The IMI Term Loan could be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement included an option to allow us to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the IMI Revolving Credit Facility. On July 2, 2015, we entered into a new credit agreement, as described at Note 10, to refinance the Credit Agreement.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

IMI and the Guarantors guaranteed all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the IMI Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varied depending on our choice of interest rate and currency options, plus an applicable margin, which varied based on our consolidated leverage ratio. Additionally, the Credit Agreement required the payment of a commitment fee on the unused portion of the IMI Revolving Credit Facility, which fee ranged from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of June 30, 2015, we had $834,753 and $248,125 of outstanding borrowings under the IMI Revolving Credit Facility and the IMI Term Loan, respectively. Of the $834,753 of outstanding borrowings under the IMI Revolving Credit Facility, $631,900 was denominated in United States dollars, 81,200 was denominated in Canadian dollars, 73,750 was denominated in Euros and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $33,835. The remaining amount available for borrowing under the IMI Revolving Credit Facility as of June 30, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $631,412 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.8% as of June 30, 2015. The average interest rate in effect under the IMI Revolving Credit Facility was 3.0% and ranged from 2.3% to 4.5% as of June 30, 2015 and the interest rate in effect under the IMI Term Loan as of June 30, 2015 was 2.4%.
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.  As of June 30, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $217,500. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of June 30, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2014 and June 30, 2015 are as follows:

	December 31, 2014	June 30, 2015	Maximum//Minimum Allowable
Net total lease adjusted leverage ratio	5.4	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.8	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.8	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.3	Minimum allowable of 1.5
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Commitment fees and letters of credit fees, which are based on the unused balances under the IMI Revolving Credit Facility and the Accounts Receivable Securitization Program for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Commitment fees and letters of credit fees	$509	$991	$1,167	$1,858
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors
The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2014 and June 30, 2015 and for the three and six months ended June 30, 2014 and 2015 and are prepared on the same basis as the consolidated financial statements.
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
In March 2015, we entered into the Accounts Receivable Securitization Program, which is described more fully in Note 5. The Special Purpose Subsidiaries, which were established in conjunction with the Accounts Receivable Securitization Program, are included in the Non-Guarantors column in the below consolidated balance sheet, consolidated statements of operations and consolidated statement of cash flows from that date forward. As a result of the Accounts Receivable Securitization Program, certain of our Guarantors sold substantially all of their United States accounts receivable balances to the Special Purpose Subsidiaries. As of June 30, 2015, this resulted in a decrease in accounts receivable, an increase in intercompany receivable and a decrease in long-term debt related to our Guarantors and a corresponding increase in accounts receivable, an increase in intercompany payable and an increase in long-term debt related to our Non-Guarantors. There was no material impact to the Guarantors and Non-Guarantors columns of the below consolidated statements of operations for the three and six months ended June 30, 2015. Additionally, the Accounts Receivable Securitization Program resulted in increased financing cash flow activity for our Non-Guarantor subsidiaries for the six months ended June 30, 2015, as the proceeds from borrowings under the Accounts Receivable Securitization Program were used to repay intercompany loans with certain of our Guarantor subsidiaries, which resulted in increased cash flows from investing activities for our Guarantor subsidiaries for the six months ended June 30, 2015.

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$1,473	$3,455	$6,877	$105,293	$—	$117,098
Accounts Receivable	—	19,114	37,858	539,280	—	596,252
Intercompany Receivable	—	998,589	—	—	(998,589)	—
Other Current Assets	6,362	87,872	3,621	63,553	(31)	161,377
Total Current Assets	7,835	1,109,030	48,356	708,126	(998,620)	874,727
Property, Plant and Equipment, Net	751	1,565,978	151,969	774,315	—	2,493,013
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	3,005,347	1,000	1,417	—	(3,007,764)	—
Investment in Subsidiaries	875,518	615,258	29,929	96,812	(1,617,517)	—
Goodwill	—	1,615,448	171,194	602,055	—	2,388,697
Other	28,571	383,904	27,588	226,077	—	666,140
Total Other Assets, Net	3,909,436	2,615,610	230,128	924,944	(4,625,281)	3,054,837
Total Assets	$3,918,022	$5,290,618	$430,453	$2,407,385	$(5,623,901)	$6,422,577
Liabilities and Equity
Intercompany Payable	$762,351	$—	$4,201	$232,037	$(998,589)	$—
Current Portion of Long-term Debt	—	36,113	—	34,153	(31)	70,235
Total Other Current Liabilities	55,595	397,531	27,557	201,217	—	681,900
Long-term Debt, Net of Current Portion	2,390,289	884,663	232,476	1,211,487	—	4,718,915
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	3,006,764	—	—	(3,007,764)	—
Other Long-term Liabilities	—	111,872	39,478	77,952	—	229,302
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	708,787	853,675	126,741	637,101	(1,617,517)	708,787
Noncontrolling Interests	—	—	—	13,438	—	13,438
Total Equity	708,787	853,675	126,741	650,539	(1,617,517)	722,225
Total Liabilities and Equity	$3,918,022	$5,290,618	$430,453	$2,407,385	$(5,623,901)	$6,422,577

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$301,683	$31,295	$133,911	$—	$466,889
Service	—	190,613	17,591	111,799	—	320,003
Intercompany Service	—	—	—	15,194	(15,194)	—
Total Revenues	—	492,296	48,886	260,904	(15,194)	786,892
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	196,328	6,322	134,311	—	336,961
Selling, General and Administrative	36	142,698	3,090	67,983	—	213,807
Intercompany Service Charges	—	—	15,194	—	(15,194)	—
Depreciation and Amortization	56	52,322	2,979	33,584	—	88,941
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	(97)	—	(10)	—	(107)
Total Operating Expenses	92	391,251	27,585	235,868	(15,194)	639,602
Operating (Loss) Income	(92)	101,045	21,301	25,036	—	147,290
Interest Expense (Income), Net	46,674	(3,004)	7,836	10,695	—	62,201
Other Expense (Income), Net	8,105	6,214	—	(19,157)	—	(4,838)
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes	(54,871)	97,835	13,465	33,498	—	89,927
(Benefit) Provision for Income Taxes	—	(193,131)	3,572	6,784	—	(182,775)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(326,508)	(35,234)	1,313	(9,893)	370,322	—
Income (Loss) from Continuing Operations	271,637	326,200	8,580	36,607	(370,322)	272,702
(Loss) Income from Discontinued Operations, Net of Tax	—	(335)	—	9	—	(326)
Net Income (Loss)	271,637	325,865	8,580	36,616	(370,322)	272,376
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	739	—	739
Net Income (Loss) Attributable to Iron Mountain Incorporated	$271,637	$325,865	$8,580	$35,877	$(370,322)	$271,637
Net Income (Loss)	$271,637	$325,865	$8,580	$36,616	$(370,322)	$272,376
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	663	(657)	2,181	2,339	—	4,526
Market Value Adjustments for Securities	—	548	—	—	—	548
Equity in Other Comprehensive Income (Loss) of Subsidiaries	3,985	4,116	1,663	2,181	(11,945)	—
Total Other Comprehensive Income (Loss)	4,648	4,007	3,844	4,520	(11,945)	5,074
Comprehensive Income (Loss)	276,285	329,872	12,424	41,136	(382,267)	277,450
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,165	—	1,165
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$276,285	$329,872	$12,424	$39,971	$(382,267)	$276,285

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$305,913	$30,804	$124,492	$—	$461,209
Service	—	189,268	16,108	93,149	—	298,525
Intercompany Service	—	1,055	—	22,126	(23,181)	—
Total Revenues	—	496,236	46,912	239,767	(23,181)	759,734
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	196,080	6,642	123,561	—	326,283
Selling, General and Administrative	24	149,051	3,795	63,015	—	215,885
Intercompany Service Charges	—	6,400	15,726	1,055	(23,181)	—
Depreciation and Amortization	45	56,360	3,165	27,979	—	87,549
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	440	—	75	—	515
Total Operating Expenses	69	408,331	29,328	215,685	(23,181)	630,232
Operating (Loss) Income	(69)	87,905	17,584	24,082	—	129,502
Interest Expense (Income), Net	39,222	(6,415)	8,342	24,938	—	66,087
Other Expense (Income), Net	1,127	3,139	(10)	(2,252)	—	2,004
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes	(40,418)	91,181	9,252	1,396	—	61,411
(Benefit) Provision for Income Taxes	—	(1,037)	4,796	3,645	—	7,404
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(93,748)	(643)	(874)	(4,456)	99,721	—
Net Income (Loss)	53,330	92,861	5,330	2,207	(99,721)	54,007
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	677	—	677
Net Income (Loss) Attributable to Iron Mountain Incorporated	$53,330	$92,861	$5,330	$1,530	$(99,721)	$53,330
Net Income (Loss)	$53,330	$92,861	$5,330	$2,207	$(99,721)	$54,007
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(1,464)	—	1,037	1,427	—	1,000
Equity in Other Comprehensive Income (Loss) of Subsidiaries	2,796	2,907	1,542	1,037	(8,282)	—
Total Other Comprehensive Income (Loss)	1,332	2,907	2,579	2,464	(8,282)	1,000
Comprehensive Income (Loss)	54,662	95,768	7,909	4,671	(108,003)	55,007
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	345	—	345
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$54,662	$95,768	$7,909	$4,326	$(108,003)	$54,662

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Six Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$602,012	$61,706	$262,060	$—	$925,778
Service	—	377,043	33,741	220,456	—	631,240
Intercompany Service	—	—	—	32,552	(32,552)	—
Total Revenues	—	979,055	95,447	515,068	(32,552)	1,557,018
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	399,248	12,564	260,294	—	672,106
Selling, General and Administrative	64	289,276	6,843	132,404	—	428,587
Intercompany Service Charges	—	—	32,552	—	(32,552)	—
Depreciation and Amortization	133	104,962	5,978	64,301	—	175,374
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	832	1	212	—	1,045
Total Operating Expenses	197	794,318	57,938	457,211	(32,552)	1,277,112
Operating (Loss) Income	(197)	184,737	37,509	57,857	—	279,906
Interest Expense (Income), Net	94,839	(7,856)	17,383	20,147	—	124,513
Other Expense (Income), Net	6,825	7,721	(20)	(14,047)	—	479
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and (Gain) Loss on Sale of Real Estate	(101,861)	184,872	20,146	51,757	—	154,914
(Benefit) Provision for Income Taxes	—	(169,328)	6,110	10,177	—	(153,041)
(Gain) Loss on Sale of Real Estate, Net of Tax	—	(197)	—	(7,271)	—	(7,468)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(415,165)	(60,060)	(641)	(14,036)	489,902	—
Income (Loss) from Continuing Operations	313,304	414,457	14,677	62,887	(489,902)	315,423
(Loss) Income from Discontinued Operations, Net of Tax	—	(960)	—	22	—	(938)
Net Income (Loss)	313,304	413,497	14,677	62,909	(489,902)	314,485
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,181	—	1,181
Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,304	$413,497	$14,677	$61,728	$(489,902)	$313,304
Net Income (Loss)	$313,304	$413,497	$14,677	$62,909	$(489,902)	$314,485
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	751	84	(437)	5,916	—	6,314
Market Value Adjustments for Securities	—	548	—	—	—	548
Equity in Other Comprehensive Income (Loss) of Subsidiaries	5,574	4,045	503	(437)	(9,685)	—
Total Other Comprehensive Income (Loss)	6,325	4,677	66	5,479	(9,685)	6,862
Comprehensive Income (Loss)	319,629	418,174	14,743	68,388	(499,587)	321,347
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,718	—	1,718
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$319,629	$418,174	$14,743	$66,670	$(499,587)	$319,629

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Six Months Ended June 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$610,505	$61,672	$247,904	$—	$920,081
Service	—	370,133	32,665	186,141	—	588,939
Intercompany Service	—	1,407	—	38,545	(39,952)	—
Total Revenues	—	982,045	94,337	472,590	(39,952)	1,509,020
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	392,741	13,807	241,389	—	647,937
Selling, General and Administrative	97	281,243	7,962	122,997	—	412,299
Intercompany Service Charges	—	6,400	32,145	1,407	(39,952)	—
Depreciation and Amortization	91	111,763	6,217	55,429	—	173,500
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	762	—	86	—	848
Total Operating Expenses	188	792,909	60,131	421,308	(39,952)	1,234,584
Operating (Loss) Income	(188)	189,136	34,206	51,282	—	274,436
Interest Expense (Income), Net	78,392	(13,092)	16,545	49,140	—	130,985
Other (Income) Expense, Net	(911)	4,522	(137)	20,879	—	24,353
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(77,669)	197,706	17,798	(18,737)	—	119,098
Provision (Benefit) for Income Taxes	—	8,665	7,859	6,828	—	23,352
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(172,095)	18,097	(1,933)	(9,939)	165,870	—
Net Income (Loss)	94,426	170,944	11,872	(15,626)	(165,870)	95,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,320	—	1,320
Net Income (Loss) Attributable to Iron Mountain Incorporated	$94,426	$170,944	$11,872	$(16,946)	$(165,870)	$94,426
Net Income (Loss)	$94,426	$170,944	$11,872	$(15,626)	$(165,870)	$95,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,466	—	(6,903)	(51,738)	—	(55,175)
Market Value Adjustments for Securities	—	23	—	—	—	23
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(58,185)	(57,989)	(1,465)	(6,903)	124,542	—
Total Other Comprehensive (Loss) Income	(54,719)	(57,966)	(8,368)	(58,641)	124,542	(55,152)
Comprehensive Income (Loss)	39,707	112,978	3,504	(74,267)	(41,328)	40,594
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	887	—	887
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$39,707	$112,978	$3,504	$(75,154)	$(41,328)	$39,707

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(102,687)	$193,625	$30,500	$74,163	$—	$195,601
Cash Flows from Investing Activities:
Capital expenditures	—	(117,875)	(3,714)	(67,156)	—	(188,745)
Cash paid for acquisitions, net of cash acquired	—	683	—	(47,049)	—	(46,366)
Intercompany loans to subsidiaries	454,027	22,778	—	—	(476,805)	—
Investment in subsidiaries	(18,199)	(18,199)	—	—	36,398	—
Additions to customer relationship and acquisition costs	—	(14,278)	(425)	(2,507)	—	(17,210)
Proceeds from sales of property and equipment and other, net (including real estate)	—	1,535	64	16,009	—	17,608
Cash Flows from Investing Activities	435,828	(125,356)	(4,075)	(100,703)	(440,407)	(234,713)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(4,719,695)	(490,931)	(97,220)	—	(5,307,846)
Proceeds from revolving credit and term loan facilities and other debt	—	5,084,042	466,677	153,850	—	5,704,569
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Debt (repayment to) financing and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(2,083)	—	(2,083)
Intercompany loans from parent	—	(453,675)	2,135	(25,265)	476,805	—
Equity contribution from parent	—	18,199	—	18,199	(36,398)	—
Parent cash dividends	(104,861)	—	—	—	—	(104,861)
Proceeds from exercise of stock options and employee stock purchase plan	17,818	—	—	—	—	17,818
Excess tax (deficiency) benefit from stock-based compensation	(66)	—	—	—	—	(66)
Payment of debt financing costs and stock issuance costs	—	—	(12)	(417)	—	(429)
Cash Flows from Financing Activities	(334,384)	(71,129)	(22,131)	47,064	440,407	59,827
Effect of exchange rates on cash and cash equivalents	—	442	190	3,470	—	4,102
(Decrease) Increase in cash and cash equivalents	(1,243)	(2,418)	4,484	23,994	—	24,817
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526
Cash and cash equivalents, end of period	$—	$7,948	$5,578	$131,817	$—	$145,343

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(77,187)	$203,751	$13,218	$39,956	$—	$179,738
Cash Flows from Investing Activities:
Capital expenditures	—	(86,883)	(8,914)	(43,559)	—	(139,356)
Cash paid for acquisitions, net of cash acquired	—	(5,736)	(5,399)	(10,579)	—	(21,714)
Intercompany loans to subsidiaries	245,945	172,666	—	—	(418,611)	—
Investment in subsidiaries	(10,000)	(10,000)	—	—	20,000	—
Decrease in restricted cash	33,860	—	—	—	—	33,860
Additions to customer relationship and acquisition costs	—	(20,247)	(690)	(3,270)	—	(24,207)
Proceeds from sales of property and equipment and other, net (including real estate)	—	327	6	472	—	805
Cash Flows from Investing Activities	269,805	50,127	(14,997)	(56,936)	(398,611)	(150,612)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(3,640,841)	(331,819)	(942,385)	—	(4,915,045)
Proceeds from revolving credit and term loan facilities and other debt	—	3,616,000	334,633	1,124,402	—	5,075,035
Debt (repayment to) financing and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(830)	—	(830)
Intercompany loans from parent	—	(240,118)	877	(179,370)	418,611	—
Equity contribution from parent	—	10,000	—	10,000	(20,000)	—
Parent cash dividends	(203,229)	—	—	—	—	(203,229)
Proceeds from exercise of stock options and employee stock purchase plan	9,454	—	—	—	—	9,454
Excess tax benefit (deficiency) from stock-based compensation	260	—	—	—	—	260
Payment of debt financing costs and stock issuance costs	(29)	(110)	—	(975)	—	(1,114)
Cash Flows from Financing Activities	(193,544)	(255,069)	3,691	10,842	398,611	(35,469)
Effect of exchange rates on cash and cash equivalents	—	(67)	(14)	(2,411)	—	(2,492)
(Decrease) Increase in cash and cash equivalents	(926)	(1,258)	1,898	(8,549)	—	(8,835)
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$1,473	$3,455	$6,877	$105,293	$—	$117,098

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Three Months Ended June 30, 2014
Total Revenues	$452,271	$97,551	$118,397	$115,193	$3,480	$786,892
Depreciation and Amortization	42,807	4,938	14,421	17,378	9,397	88,941
Depreciation	38,144	4,876	12,058	11,973	9,353	76,404
Amortization	4,663	62	2,363	5,405	44	12,537
Adjusted OIBDA	175,427	59,420	34,395	21,309	(48,702)	241,849
Expenditures for Segment Assets	41,448	4,813	9,257	40,619	9,389	105,526
Capital Expenditures	34,678	4,702	8,672	23,448	9,389	80,889
Cash Paid for Acquisitions, Net of Cash Acquired	(161)	(40)	—	15,786	—	15,585
Additions to Customer Relationship and Acquisition Costs	6,931	151	585	1,385	—	9,052
Three Months Ended June 30, 2015
Total Revenues	448,887	99,600	100,160	106,422	4,665	759,734
Depreciation and Amortization	46,293	5,498	11,772	14,574	9,412	87,549
Depreciation	41,335	5,300	10,288	9,984	9,317	76,224
Amortization	4,958	198	1,484	4,590	95	11,325
Adjusted OIBDA	176,787	50,622	27,895	20,050	(52,126)	223,228
Expenditures for Segment Assets	44,467	9,039	4,950	20,754	15,617	94,827
Capital Expenditures	30,929	2,039	4,140	14,254	13,218	64,580
Cash Paid for Acquisitions, Net of Cash Acquired	8,178	—	(309)	5,015	2,399	15,283
Additions to Customer Relationship and Acquisition Costs	5,360	7,000	1,119	1,485	—	14,964
Six Months Ended June 30, 2014
Total Revenues	898,403	194,275	235,528	222,492	6,320	1,557,018
Depreciation and Amortization	88,313	9,968	28,761	31,797	16,535	175,374
Depreciation	78,965	9,841	24,072	21,748	16,491	151,117
Amortization	9,348	127	4,689	10,049	44	24,257
Adjusted OIBDA	344,636	114,088	68,958	45,509	(102,818)	470,373
Total Assets (1)	3,664,360	656,722	1,115,151	1,039,668	259,223	6,735,124
Expenditures for Segment Assets	90,714	10,320	20,044	94,773	36,470	252,321
Capital Expenditures	77,239	10,209	18,646	46,181	36,470	188,745
Cash Paid for Acquisitions, Net of Cash Acquired	(1,077)	(40)	296	47,187	—	46,366
Additions to Customer Relationship and Acquisition Costs	14,552	151	1,102	1,405	—	17,210
Six Months Ended June 30, 2015
Total Revenues	891,574	196,835	200,972	210,413	9,226	1,509,020
Depreciation and Amortization	91,596	10,842	23,211	28,839	19,012	173,500
Depreciation	81,671	10,584	20,274	19,616	18,870	151,015
Amortization	9,925	258	2,937	9,223	142	22,485
Adjusted OIBDA	358,267	101,910	57,348	40,885	(103,964)	454,446
Total Assets (1)	3,632,747	652,212	945,859	930,181	261,578	6,422,577
Expenditures for Segment Assets	86,842	13,988	12,538	43,302	28,607	185,277
Capital Expenditures	64,109	6,946	8,550	33,543	26,208	139,356
Cash Paid for Acquisitions, Net of Cash Acquired	8,778	(21)	2,510	8,048	2,399	21,714
Additions to Customer Relationship and Acquisition Costs	13,955	7,063	1,478	1,711	—	24,207
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate), Recall Costs (as defined below) and REIT Costs (as defined below) directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Adjusted OIBDA	$241,849	$223,228	$470,373	$454,446
Less: Depreciation and Amortization	88,941	87,549	175,374	173,500
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(107)	515	1,045	848
Recall Costs(1)	—	5,662	—	5,662
REIT Costs(2)	5,725	—	14,048	—
Interest Expense, Net	62,201	66,087	124,513	130,985
Other (Income) Expense, Net	(4,838)	2,004	479	24,353
Income (Loss) from Continuing Operations before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	$89,927	$61,411	$154,914	$119,098
_______________________________________________________________________________

(1)
Includes costs associated with our proposed acquisition of Recall, including costs to complete the acquisition (including advisory and professional fees) as well as costs incurred once we close the Recall Transaction to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT conversion and system upgrade costs) ("Recall Costs").

(2)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").
(8) Commitments and Contingencies
a.    Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $10,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

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
Our policy related to business interruption insurance recoveries is to record gains within other expense (income), net in our Consolidated Statements of Operations and proceeds received within cash flows from operating activities in our Consolidated Statements of Cash Flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net within operating income in our Consolidated Statements of Operations and proceeds received within cash flows from investing activities within our Consolidated Statements of Cash Flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian operations, statement of operations and cash flow impacts related to the fire will be reflected as discontinued operations.
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
In fiscal year 2014 and in the first six months of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014 (1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014 (2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Subsequent Events

New Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "New Credit Agreement") to refinance the Credit Agreement which was scheduled to terminate on June 27, 2016. The New Credit Agreement consists of a revolving credit facility (the "New Revolving Credit Facility") and a term loan (the "New Term Loan"). The New Credit Agreement is supported by a group of 25 banks.
At the time we entered into the New Credit Agreement, we borrowed $846,231 and $250,000 under the New Revolving Credit Facility and the New Term Loan, respectively, and used such borrowings to repay outstanding balances under the Credit Agreement, including the full amount due on the IMI Term Loan. Before such repayment, there was $1,099,117 outstanding under the Credit Agreement.
The New Revolving Credit Facility, consistent with the IMI Revolving Credit Facility, enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies(including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. Commencing on September 30, 2015, the New Term Loan will begin to amortize in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on July 3, 2019. The New Credit Agreement includes an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the New Revolving Credit Facility, subject to the conditions as defined in the New Credit Agreement.
In addition, IMI and the Guarantors continue to guarantee all the obligations under the New Credit Agreement and, similar to the Credit Agreement, the New Credit Agreement contains certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.
The New Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.
A debt extinguishment charge of approximately $2,300 will be recorded to other expense (income), net in the third quarter of 2015 related to the refinancing of the Credit Agreement, representing a write-off of unamortized deferred financing costs.
Overhead Optimization Plan
In the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy. As a result of these realignments, we expect to record a charge of approximately $10,000 in the third quarter of 2015. This charge primarily relates to employee severance and associated benefits.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2015, included herein, and for the year ended December 31, 2014, included in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on May 7, 2015 (our "Current Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2015 consolidated revenue internal growth rate and capital expenditures, (4) expected target leverage ratio, (5) the proposed acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed (the "Recall Agreement") with Recall, including our expected consideration to be paid to Recall shareholders, expected total cost of the Recall Transaction (as defined below) and expected time of closing and (6) expected cost savings associated with the Transformation Initiative (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
In addition, with respect to the potential Recall transaction, our ability to close the proposed transaction in accordance with the terms of the Recall Agreement, or at all, is dependent on our and Recall's ability to satisfy the closing conditions set forth in the Recall Agreement, including the receipt of governmental and shareholder approvals. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors," included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 (our "Annual Report").
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

Non-GAAP Measures
Adjusted OIBDA
Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net, Recall Costs (as defined below) and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs (as defined below); (5) REIT Costs (as defined below); (6) other expense (income), net; (7) income (loss) from discontinued operations, net of tax; (8) gain (loss) on sale of discontinued operations, net of tax; and (9) net income (loss) attributable to noncontrolling interests.
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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Operating Income	$147,290	$129,502	$279,906	$274,436
Add: Depreciation and Amortization	88,941	87,549	175,374	173,500
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(107)	515	1,045	848
Recall Costs(1)	—	5,662	—	5,662
REIT Costs(2)	5,725	—	14,048	—
Adjusted OIBDA	$241,849	$223,228	$470,373	$454,446
_______________________________________________________________________________

(1)
Includes costs associated with our proposed acquisition of Recall, including costs to complete the acquisition (including advisory and professional fees) as well as costs incurred once we close the Recall Transaction to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT conversion and system upgrade costs) ("Recall Costs").

(2)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").
Adjusted EPS
Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) (gain) loss on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs; (5) REIT Costs; (6) other expense (income), net; and (7) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Reported EPS—Fully Diluted from Continuing Operations	$1.41	$0.25	$1.63	$0.45
Add: Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	0.01	—
Gain on Sale of Real Estate, Net of Tax	—	—	(0.04)	—
Other (Income) Expense, Net	(0.02)	0.01	—	0.11
Recall Costs	—	0.03	—	0.03
REIT Costs	0.03	—	0.07	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(1.01)	(0.01)	(0.92)	0.01
Adjusted EPS—Fully Diluted from Continuing Operations	$0.41	$0.28	$0.75	$0.60
_______________________________________________________________________________

(1)
The Adjusted EPS for the three and six months ended June 30, 2014 reflects an estimated annual effective tax rate of approximately 15.0%. The Adjusted EPS for the three and six months ended June 30, 2015 reflects an estimated annual effective tax rate of approximately 13.9%.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, making it effective for our year beginning January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
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

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2015 within each section. Trends and changes that are consistent with the three and six month periods are not repeated and are discussed on a year to date basis.
Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225.0 million Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 51.0 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of June 30, 2015, pay approximately US$335.0 million to Recall shareholders in connection with the Recall Transaction. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the New York Stock Exchange (the "NYSE") to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the Australian Securities Exchange (the “ASX”) to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.
Divestitures
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the ‘‘International Shredding Operations’’) in a stock transaction for approximately $26.2 million of cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation. Revenues from our International Shredding Operations during the six months ended June 30, 2014 and the full year 2014 represented less than 1% of our consolidated revenues. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in Ireland and the United Kingdom were previously included in the Western European Business segment.
Overhead Optimization Plan
In the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”). These realignments are designed to generate annual cost savings of approximately $50.0 million in 2016. As a result of the Transformation Initiative, we expect to record a charge of approximately $10.0 million in the third quarter of 2015. This charge primarily relates to employee severance and associated benefits.

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
The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.933	$0.777	(16.7)%
Brazilian real	$0.449	$0.325	(27.6)%
British pound sterling	$1.683	$1.532	(9.0)%
Canadian dollar	$0.917	$0.813	(11.3)%
Euro	$1.372	$1.106	(19.4)%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.915	$0.782	(14.5)%
Brazilian real	$0.436	$0.338	(22.5)%
British pound sterling	$1.669	$1.524	(8.7)%
Canadian dollar	$0.912	$0.810	(11.2)%
Euro	$1.371	$1.117	(18.5)%

Results of Operations
Comparison of Three and Six Months Ended June 30, 2015 to Three and Six Months Ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$786,892	$759,734	$(27,158)	(3.5)%
Operating Expenses	639,602	630,232	(9,370)	(1.5)%
Operating Income	147,290	129,502	(17,788)	(12.1)%
Other (Income) Expenses, Net	(125,412)	75,495	200,907	(160.2)%
Income from Continuing Operations	272,702	54,007	(218,695)	(80.2)%
Loss from Discontinued Operations, Net of Tax	(326)	—	326	100.0%
Net Income	272,376	54,007	(218,369)	(80.2)%
Net Income Attributable to Noncontrolling Interests	739	677	(62)	(8.4)%
Net Income Attributable to Iron Mountain Incorporated	$271,637	$53,330	$(218,307)	(80.4)%
Adjusted OIBDA(1)	$241,849	$223,228	$(18,621)	(7.7)%
Adjusted OIBDA Margin(1)	30.7%	29.4%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$1,557,018	$1,509,020	$(47,998)	(3.1)%
Operating Expenses	1,277,112	1,234,584	(42,528)	(3.3)%
Operating Income	279,906	274,436	(5,470)	(2.0)%
Other (Income) Expenses, Net	(35,517)	178,690	214,207	(603.1)%
Income from Continuing Operations	315,423	95,746	(219,677)	(69.6)%
Loss from Discontinued Operations, Net of Tax	(938)	—	938	100.0%
Net Income	314,485	95,746	(218,739)	(69.6)%
Net Income Attributable to Noncontrolling Interests	1,181	1,320	139	11.8%
Net Income Attributable to Iron Mountain Incorporated	$313,304	$94,426	$(218,878)	(69.9)%
Adjusted OIBDA(1)	$470,373	$454,446	$(15,927)	(3.4)%
Adjusted OIBDA Margin(1)	30.2%	30.1%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$466,889	$461,209	$(5,680)	(1.2)%	4.2%	2.7%
Service	320,003	298,525	(21,478)	(6.7)%	(0.7)%	—%
Total Revenues	$786,892	$759,734	$(27,158)	(3.5)%	2.2%	1.6%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$925,778	$920,081	$(5,697)	(0.6)%	4.4%	2.9%
Service	631,240	588,939	(42,301)	(6.7)%	(1.1)%	(0.5)%
Total Revenues	$1,557,018	$1,509,020	$(47,998)	(3.1)%	2.2%	1.5%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates.

(2)
Our revenue internal growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate revenue internal growth in local currency for our international operations.

Consolidated storage rental revenues decreased $5.7 million, or 1.2%, to $461.2 million and $5.7 million, or 0.6%, to $920.1 million for the three and six months ended June 30, 2015, respectively, from $466.9 million and $925.8 million for the three and six months ended June 30, 2014, respectively. Consolidated storage rental internal growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign exchange rates compared to the three and six months ended June 30, 2014. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rates for the three and six months ended June 30, 2015 by 5.4% and 5.0%, respectively, compared to the same prior year periods. This decrease was offset by storage rental revenue internal growth of 2.7% and 2.9% and the net impact of acquisitions/divestitures of 1.5% in each of the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. Our consolidated storage rental revenue internal growth in the first six months of 2015 was driven by sustained storage rental revenue internal growth of 0.2%, 5.3%, 3.6% and 11.3% in our North American Records and Information Management, North American Data Management, Western European and Other International Business segments, respectively. Global records management net volumes as of June 30, 2015 increased by 2.8% over the ending volume at June 30, 2014, supported by 9.7% volume increases in our Other International Business segment.
Consolidated service revenues decreased $21.5 million, or 6.7%, to $298.5 million and $42.3 million, or 6.7%, to $588.9 million for the three and six months ended June 30, 2015, respectively, from $320.0 million and $631.2 million for the three and six months ended June 30, 2014, respectively. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 6.0% and 5.6% for the three and six months ended June 30, 2015, respectively, compared to the same prior year periods. Service revenue internal growth was flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Service revenue internal growth was negative 0.5% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The negative service revenue internal growth for the six months ended June 30, 2015 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the North American Data Management Business segment are reflecting more recent reductions in service activity levels. Net acquisitions/divestitures decreased reported service revenues by 0.6% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a $12.6 million reduction in consolidated service revenue associated with the disposition of our International Shredding Operations.

For the reasons stated above, our consolidated revenues decreased $27.2 million, or 3.5%, to $759.7 million and $48.0 million, or 3.1%, to $1,509.0 million for the three and six months ended June 30, 2015, respectively, from $786.9 million and $1,557.0 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 5.7% and 5.3%, respectively, compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. This decrease was partially offset by consolidated revenue internal growth of 1.6% and 1.5 % and the net impact of acquisitions/divestitures of 0.6% and 0.7% in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, respectively.
Internal Growth—Eight-Quarter Trend

	2013		2014				2015
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.3%	1.3%	1.4%	1.6%	2.2%	3.5%	3.0%	2.7%
Service Revenue	(0.9)%	(4.4)%	(0.7)%	(1.9)%	(2.7)%	2.3%	(1.0)%	—%
Total Revenue	1.0%	(1.1)%	0.5%	0.1%	0.2%	3.0%	1.4%	1.6%

We expect our consolidated revenue internal growth rate for 2015 to be approximately 0% to 2%. During the past eight quarters, our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past two fiscal years, averaging between 2.1% and 2.2% for full-year 2013 and 2014. At various points in the economic cycle, storage rental revenue internal growth may be influenced by changes in pricing and volume. Recently, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. In addition, we are working on enhancing our pricing strategy through implementing a statistical-based approach, which enables customized pricing based on customer profiles and needs. Within our international portfolio, the Western European Business segment is generating consistent low-to-mid single-digit storage rental revenue internal growth, while the Other International Business segment is producing strong double-digit storage rental revenue internal growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
Labor	$170,272	$167,840	$(2,432)	(1.4)%	5.7%	21.6%	22.1%	0.5%
Facilities	107,668	103,584	(4,084)	(3.8)%	2.4%	13.7%	13.6%	(0.1)%
Transportation	29,708	25,676	(4,032)	(13.6)%	(8.7)%	3.8%	3.4%	(0.4)%
Product Cost of Sales and Other	29,313	29,183	(130)	(0.4)%	8.5%	3.7%	3.8%	0.1%
	$336,961	$326,283	$(10,678)	(3.2)%	3.6%	42.8%	42.9%	0.1%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
Labor	$334,892	$325,484	$(9,408)	(2.8)%	3.6%	21.5%	21.6%	0.1%
Facilities	222,261	214,809	(7,452)	(3.4)%	2.1%	14.3%	14.2%	(0.1)%
Transportation	58,832	50,352	(8,480)	(14.4)%	(10.0)%	3.8%	3.3%	(0.5)%
Product Cost of Sales and Other	56,121	57,292	1,171	2.1%	10.5%	3.6%	3.8%	0.2%
	$672,106	$647,937	$(24,169)	(3.6)%	2.5%	43.2%	42.9%	(0.3)%

Labor
Labor expense increased to 21.6% of consolidated revenues in the six months ended June 30, 2015 compared to 21.5% in the six months ended June 30, 2014. Labor costs were favorably impacted by 6.4 percentage points due to currency rate changes during the six months ended June 30, 2015. Labor expense for the three months ended June 30, 2015 increased by 5.7% on a constant dollar basis compared to the three months ended June 30, 2014. This increase was primarily due to a $5.3 million increase in labor costs in our Other International Business segment, primarily associated with the impact of recent acquisitions and a $3.1 million increase in medical and workers' compensation costs, primarily associated with our North American Records and Information Management Business segment. Labor expense for the six months ended June 30, 2015 increased by 3.6% on a constant dollar basis compared to the six months ended June 30, 2014. This increase was primarily due to a $10.3 million increase in labor costs in our Other International Business segment, primarily associated with the impact of recent acquisitions, partially offset by a $1.5 million reduction in restructuring costs, primarily associated with our North American Records and Information Management Business segment.
Facilities
Facilities costs decreased to 14.2% of consolidated revenues in the six months ended June 30, 2015 compared to 14.3% in the six months ended June 30, 2014. Facilities costs were favorably impacted by 5.5 percentage points due to currency rate changes during the six months ended June 30, 2015. Rent expense increased by $2.9 million on a constant dollar basis for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily driven by increased costs in our Other International Business segment. Other facilities costs increased by $1.6 million on a constant dollar basis for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to higher property taxes and common area charges of $2.3 million and building maintenance and security costs of $3.6 million, partially offset by a decrease in insurance costs of $4.1 million primarily associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014.

Transportation
Transportation costs decreased by $5.6 million on a constant dollar basis in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of decreased fuel and insurance costs of $3.9 million and $1.4 million, respectively. Transportation costs were favorably impacted by 4.4 percentage points due to currency rate changes during the six months ended June 30, 2015.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the six months ended June 30, 2015, product cost of sales and other increased by $1.2 million compared to the six months ended June 30, 2014 on an actual basis, primarily associated with higher special project costs within our North American Data Management Business segment. These costs were favorably impacted by 8.4 percentage points due to currency rate changes during the six months ended June 30, 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$131,134	$127,391	$(3,743)	(2.9)%	2.4%	16.7%	16.8%	0.1%
Sales, Marketing & Account Management	51,596	54,548	2,952	5.7%	11.0%	6.6%	7.2%	0.6%
Information Technology	26,322	25,353	(969)	(3.7)%	1.1%	3.3%	3.3%	—%
Bad Debt Expense	4,755	8,593	3,838	80.7%	84.3%	0.6%	1.1%	0.5%
	$213,807	$215,885	$2,078	1.0%	6.2%	27.2%	28.4%	1.2%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$262,135	$244,936	$(17,199)	(6.6)%	(1.9)%	16.8%	16.2%	(0.6)%
Sales, Marketing & Account Management	106,149	106,880	731	0.7%	5.4%	6.8%	7.1%	0.3%
Information Technology	50,828	50,060	(768)	(1.5)%	3.0%	3.3%	3.3%	—%
Bad Debt Expense	9,475	10,423	948	10.0%	12.0%	0.6%	0.7%	0.1%
	$428,587	$412,299	$(16,288)	(3.8)%	0.8%	27.5%	27.3%	(0.2)%

General and Administrative
General and administrative expenses decreased to 16.2% of consolidated revenues during the six months ended June 30, 2015 compared to 16.8% in the six months ended June 30, 2014. On a constant dollar basis, general and administrative expenses decreased by $4.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of a $14.0 million decrease in REIT Costs and a $2.0 million decrease in restructuring costs, partially offset by a $5.7 million increase in Recall Costs, a $2.7 million increase in general and administrative expenses associated with our Other International Business segment, as well as an increase in legal reserves primarily associated with our Western European Business segment. General and administrative expenses were favorably impacted by 4.7 percentage points due to currency rate changes during the six months ended June 30, 2015.

Sales, Marketing & Account Management
Sales, marketing and account management expenses increased to 7.1% of consolidated revenues during the six months ended June 30, 2015 compared to 6.8% in the six months ended June 30, 2014. On a constant dollar basis, sales, marketing and account management expenses during the six months ended June 30, 2015 increased by $5.5 million compared to the six months ended June 30, 2014, primarily due to an increase in marketing expenses of $2.4 million, primarily associated with our North American Data Management Business segment, as well as an increase in sales commissions of $2.0 million. Sales, marketing and account management expenses were favorably impacted by 4.7 percentage points due to currency rate changes during the six months ended June 30, 2015.
Information Technology
On a constant dollar basis, information technology expenses increased $1.4 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased compensation expenses of $1.0 million. Information technology expenses were favorably impacted by 4.5 percentage points due to currency rate changes during the six months ended June 30, 2015.
Bad Debt Expense
Consolidated bad debt expense for the six months ended June 30, 2015 increased $0.9 million to $10.4 million (0.7% of consolidated revenues) from $9.5 million (0.6% of consolidated revenues) in the six months ended June 30, 2014. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $7.6 million on a constant dollar basis for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.
Amortization expense increased $0.5 million on a constant dollar basis for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.
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
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.8 million for the six months ended June 30, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.0 million for the six months ended June 30, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment.
OPERATING INCOME AND ADJUSTED OIBDA
As a result of the foregoing factors, consolidated operating income decreased $17.8 million, or 12.1%, to $129.5 million (17.0% of consolidated revenues) for the three months ended June 30, 2015 from $147.3 million (18.7% of consolidated revenues) for the three months ended June 30, 2014 and consolidated Adjusted OIBDA decreased $18.6 million, or 7.7%, to $223.2 million (29.4% of consolidated revenues) for the three months ended June 30, 2015 from $241.8 million (30.7% of consolidated revenues) for the three months ended June 30, 2014. Consolidated operating income decreased $5.5 million, or 2.0%, to $274.4 million (18.2% of consolidated revenues) for the six months ended June 30, 2015 from $279.9 million (18.0% of consolidated revenues) for the six months ended June 30, 2014 and consolidated Adjusted OIBDA decreased $15.9 million, or 3.4%, to $454.4 million (30.1% of consolidated revenues) for the six months ended June 30, 2015 from $470.4 million (30.2% of consolidated revenues) for the six months ended June 30, 2014.

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $3.9 million to $66.1 million (8.7% of consolidated revenues) and $6.5 million to $131.0 million (8.7% of consolidated revenues) for the three and six months ended June 30, 2015, respectively, from $62.2 million (7.9% of consolidated revenues) and $124.5 million (8.0% of consolidated revenues) for the three and six months ended June 30, 2014, respectively, primarily due to the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal of the 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"), partially offset by the redemption of $306.0 million aggregate principal outstanding of our 8 3/8% Senior Subordinated Notes due 2021 in December 2014, as well as the redemption of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014 in January 2014. Our weighted average interest rate was 5.4% and 5.8% at June 30, 2015 and 2014, respectively.
Other Expense (Income), Net (in thousands)

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2014	2015		2014	2015
Foreign currency transaction (gains) losses, net	$(4,347)	$1,656	$6,003	$2,091	$23,922	$21,831
Other, net	(491)	348	839	(1,612)	431	2,043
	$(4,838)	$2,004	$6,842	$479	$24,353	$23,874
We recorded net foreign currency transaction losses of $23.9 million in the six months ended June 30, 2015, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, Ukrainian hryvnia and Euro against the United States dollar compared to December 31, 2014, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from changes in the exchange rate of the Russian ruble as it relates to our intercompany balances with and between our European subsidiaries, and Euro denominated bonds issued by Iron Mountain Incorporated ("IMI").
We recorded net foreign currency transaction losses of $2.1 million in the six months ended June 30, 2014, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, losses on Australian dollar and British pound sterling forward contracts and losses on British pound sterling borrowings on our revolving credit facility. These losses were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, British pound sterling and Australian dollar, as these currencies relate to our intercompany balances with and between our Latin American, European and Australian subsidiaries and Euro denominated bonds issued by IMI.

Other, net in the six months ended June 30, 2015 consisted primarily of $0.6 million related to the write-down of certain investments. Other, net in the six months ended June 30, 2014 consisted primarily of $0.9 million of royalty income and $0.4 million of gains associated with a deferred compensation plan.
Provision for Income Taxes
Our effective tax rates for the three and six months ended June 30, 2015 were 12.1% and 19.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit).
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic taxable REIT subsidiaries ("TRSs").

As a result of our REIT conversion, we recorded a net tax benefit of $230.1 million and $212.2 million during the three and six months ended June 30, 2014, respectively, for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and six months ended June 30, 2014 were a $36.1 million increase in our tax provision recognized in the second quarter of 2014 associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax benefit related to the REIT conversion of $18.8 million and $33.8 million, respectively, primarily related to the dividends paid deduction.
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as between the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the six months ended June 30, 2014 was $7.5 million, net of tax of $2.0 million associated with the sale of two buildings in the United Kingdom.
INCOME FROM CONTINUING OPERATIONS
As a result of the foregoing factors, consolidated income from continuing operations for the three months ended June 30, 2015 decreased $218.7 million, or 80.2%, to $54.0 million (7.1% of consolidated revenues) from $272.7 million (34.7% of consolidated revenues) for the three months ended June 30, 2014. Consolidated income from continuing operations for the six months ended June 30, 2015 decreased $219.7 million, or 69.6%, to $95.7 million (6.3% of consolidated revenues) from $315.4 million (20.3% of consolidated revenues) for the six months ended June 30, 2014.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.9 million for the six months ended June 30, 2014, primarily related to legal reserves.
NONCONTROLLING INTERESTS
For the three and six months ended June 30, 2015, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2014, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.7 million and $1.2 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$270,462	$270,174	$(288)	(0.1)%	1.0%	(0.1)%
Service	181,809	178,713	(3,096)	(1.7)%	(0.2)%	(1.3)%
Segment Revenue	$452,271	$448,887	$(3,384)	(0.7)%	0.6%	(0.6)%
Segment Adjusted OIBDA(1)	$175,427	$176,787	$1,360
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.8%	39.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$538,985	$539,800	$815	0.2%	1.3%	0.2%
Service	359,418	351,774	(7,644)	(2.1)%	(0.6)%	(1.6)%
Segment Revenue	$898,403	$891,574	$(6,829)	(0.8)%	0.5%	(0.5)%
Segment Adjusted OIBDA(1)	$344,636	$358,267	$13,631
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.4%	40.2%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

For the three and six months ended June 30, 2015, reported revenue in our North American Records and Information Management Business segment decreased 0.7% and 0.8%, respectively, compared to the three and six months ended June 30, 2014, primarily due to negative internal growth and foreign currency exchange rate fluctuations. For both the three and six months ended June 30, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.3% compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Negative internal growth of 0.6% and 0.5% in the three and six months ended June 30, 2015, respectively, was primarily the result of negative service revenue internal growth of 1.3% and 1.6% in the three and six months ended June 30, 2015, respectively, resulting from reduced retrieval/re-file activity and a related decrease in transportation revenues. Net acquisitions/divestitures increased reported revenue in our North American Records and Information Management Business segment by 1.2% and 1.0% in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. Adjusted OIBDA as a percentage of segment revenue increased 180 basis points during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily driven by a $5.8 million decrease in professional fees, a $3.9 million decrease in fuel and insurance costs, a $2.0 million decrease in rent expense, a $2.2 million decrease in restructuring costs, as well as a decrease in sales, marketing and account management costs.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$61,190	$64,068	$2,878	4.7%	5.5%	5.3%
Service	36,361	35,532	(829)	(2.3)%	(1.5)%	(1.7)%
Segment Revenue	$97,551	$99,600	$2,049	2.1%	2.9%	2.7%
Segment Adjusted OIBDA(1)	$59,420	$50,622	$(8,798)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	60.9%	50.8%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$122,174	$127,920	$5,746	4.7%	5.5%	5.3%
Service	72,101	68,915	(3,186)	(4.4)%	(3.7)%	(3.8)%
Segment Revenue	$194,275	$196,835	$2,560	1.3%	2.1%	1.9%
Segment Adjusted OIBDA(1)	$114,088	$101,910	$(12,178)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	58.7%	51.8%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three and six months ended June 30, 2015, reported revenue in our North American Data Management Business segment increased 2.1% and 1.3%, respectively, compared to the three and six months ended June 30, 2014, primarily due to internal growth of 2.7% and 1.9% in the three and six months ended June 30, 2015, respectively. The internal revenue growth was primarily attributable to storage rental revenue internal growth of 5.3% for both the three and six months ended June 30, 2015, respectively, primarily related to volume increases, partially offset by negative service revenue internal growth of 1.7% and 3.8% in the three and six months ended June 30, 2015, respectively, which was due to declines in service revenue activity levels as the business becomes more archival in nature. For both the three and six months ended June 30, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.8% compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 690 basis points during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased overhead expenses of $8.4 million, primarily associated with higher sales, marketing and account management expenses and, to a lesser extent, reduced gross profit related to a decline in service revenues without a corresponding decrease in costs.

Western European Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$66,909	$60,996	$(5,913)	(8.8)%	4.7%	3.5%
Service	51,488	39,164	(12,324)	(23.9)%	(12.5)%	(4.8)%
Segment Revenue	$118,397	$100,160	$(18,237)	(15.4)%	(2.8)%	0.1%
Segment Adjusted OIBDA(1)	$34,395	$27,895	$(6,500)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.1%	27.9%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$132,161	$121,171	$(10,990)	(8.3)%	4.8%	3.6%
Service	103,367	79,801	(23,566)	(22.8)%	(11.7)%	(3.7)%
Segment Revenue	$235,528	$200,972	$(34,556)	(14.7)%	(2.5)%	0.6%
Segment Adjusted OIBDA(1)	$68,958	$57,348	$(11,610)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.3%	28.5%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three and six months ended June 30, 2015, reported revenue in our Western European Business segment decreased 15.4% and 14.7%, respectively, compared to the three and six months ended June 30, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations resulted in decreased revenue in the three and six months ended June 30, 2015, respectively, as measured in United States dollars, of approximately 12.6% and 12.2%, as compared to the same prior year periods, due to the weakening of the British pound sterling and the Euro against the United States dollar. Internal revenue growth for the three and six months ended June 30, 2015 was 0.1% and 0.6%, respectively, supported by 3.5% and 3.6% storage rental revenue internal growth in the three and six months ended June 30, 2015, respectively. Net acquisitions/divestitures decreased reported revenue in our Western European Business segment by 3.1% in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to an $8.1 million reduction in reported service revenues associated with the disposition of our shredding operations in the United Kingdom and Ireland in December 2014. Adjusted OIBDA as a percentage of segment revenue decreased 80 basis points during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in legal reserves.

Other International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$65,414	$61,840	$(3,574)	(5.5)%	15.5%	11.5%
Service	49,779	44,582	(5,197)	(10.4)%	11.1%	13.5%
Segment Revenue	$115,193	$106,422	$(8,771)	(7.6)%	13.6%	12.3%
Segment Adjusted OIBDA(1)	$21,309	$20,050	$(1,259)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.5%	18.8%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$126,736	$123,477	$(3,259)	(2.6)%	16.7%	11.3%
Service	95,756	86,936	(8,820)	(9.2)%	10.4%	10.2%
Segment Revenue	$222,492	$210,413	$(12,079)	(5.4)%	14.0%	10.9%
Segment Adjusted OIBDA(1)	$45,509	$40,885	$(4,624)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.5%	19.4%
_____________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the three and six months ended June 30, 2015, reported revenues in our Other International Business segment decreased 7.6% and 5.4%, respectively, compared to the three and six months ended June 30, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the three and six months ended June 30, 2015 resulted in decreased revenue, as measured in United States dollars, of approximately 21.2% and 19.4%, respectively, as compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Internal revenue growth for the three and six months ended June 30, 2015 was 12.3% and 10.9%, respectively, supported by 11.5% and 11.3% storage rental revenue internal growth for the three and six months ended June 30, 2015, respectively. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 1.3% and 3.1% in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, as the impact of our recent acquisitions in Brazil, Turkey and Poland were partially offset by a $2.3 million and a $4.5 million decrease in reported service revenues for the three and six months ended June 30, 2015, respectively, associated with the disposition of our Australian shredding operations in December 2014. Adjusted OIBDA as a percentage of segment revenue decreased 110 basis points during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of changes in foreign currency exchange rates.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$2,914	$4,131	$1,217	41.8%	41.8%	36.8%
Service	566	534	(32)	(5.7)%	(5.7)%	(12.7)%
Segment Revenue	$3,480	$4,665	$1,185	34.1%	34.1%	28.4%
Segment Adjusted OIBDA(1)	$(48,702)	$(52,126)	$(3,424)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.2)%	(6.9)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$5,722	$7,713	$1,991	34.8%	34.8%	32.4%
Service	598	1,513	915	153.0%	153.0%	142.3%
Segment Revenue	$6,320	$9,226	$2,906	46.0%	46.0%	42.8%
Segment Adjusted OIBDA(1)	$(102,818)	$(103,964)	$(1,146)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.6)%	(6.9)%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate.

During the six months ended June 30, 2015, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue decreased primarily due to an increase in overhead expenses of $4.4 million, primarily related to sales, marketing and account management expenses, partially offset by a decrease in facilities costs of $2.2 million, primarily associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2014	2015
Cash flows from operating activities	$195,601	$179,738
Cash flows from investing activities	(234,713)	(150,612)
Cash flows from financing activities	59,827	(35,469)
Cash and cash equivalents at the end of period	145,343	117,098
Net cash provided by operating activities was $179.7 million for the six months ended June 30, 2015 compared to $195.6 million for the six months ended June 30, 2014. The 8.1% period over period decrease resulted primarily from an increase in cash used in working capital of $43.4 million, primarily related to the timing of operating accounts payable payments and accruals, partially offset by an increase in net income, including non-cash charges and realized foreign exchange losses, of $27.5 million.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2015 amounted to $139.4 million, $21.7 million and $24.2 million, respectively. For the six months ended June 30, 2015, these expenditures were primarily funded with cash flows provided by borrowings under the IMI revolving credit facility (discussed below) and the Accounts Receivable Securitization Program (defined below). Excluding capital expenditures associated with potential future acquisitions and additional real estate purchases above our plan, we expect our capital expenditures to be approximately $330.0 million to $360.0 million in the year ending December 31, 2015 (inclusive of approximately $25.0 million in planned real estate purchases).
Net cash used in financing activities was $35.5 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we received net proceeds of $160.0 million of debt (primarily associated with the Accounts Receivable Securitization Program and the IMI revolving credit facility (discussed below)) as well as $9.5 million from proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions for the payment of dividends in the amount of $203.2 million on our common stock.
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
In fiscal year 2014 and in the first six months of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2015 relate to cash and cash equivalents held on deposit with three global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of June 30, 2015, our cash and cash equivalents balance was $117.1 million, including time deposits amounting to $20.8 million.

Our consolidated debt as of June 30, 2015 is as follows (in thousands):

IMI Revolving Credit Facility(1)	$834,753
IMI Term Loan(1)	248,125
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	284,243
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes ")(2)	400,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	106,047
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(3)	160,950
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(4)	629,100
6% Senior Notes due 2023 (the "6% Notes")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Accounts Receivable Securitization Program(5)	217,500
Real Estate Mortgages, Capital Leases and Other	308,432
Total Long-term Debt	4,789,150
Less Current Portion	(70,235)
Long-term Debt, Net of Current Portion	$4,718,915
_______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the IMI Revolving Credit Facility (defined below).

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

(3) Canada Company is the direct obligor on the CAD Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(4)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(5)	The Special Purpose Subsidiaries are the obligors under this program.

The revolving credit facilities (the "IMI Revolving Credit Facility") under our credit agreement, as amended (the "Credit Agreement"), allowed IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros, Brazilian reais, and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. Additionally, the Credit Agreement included an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the IMI Revolving Credit Facility. On September 24, 2014, we exercised this option and borrowed an additional $250.0 million in the form of a term loan under the Credit Agreement (the "IMI Term Loan"). Commencing on December 31, 2014, the IMI Term Loan began to amortize in quarterly installments in an amount equal to $0.6 million per quarter, with the remaining balance due on June 27, 2016. The IMI Term Loan could be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement included an option to allow us to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the IMI Revolving Credit Facility.

IMI and the Guarantors guaranteed all obligations under the Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the IMI Revolving Credit Facility. The interest rate on borrowings under the Credit Agreement varied depending on our choice of interest rate and currency options, plus an applicable margin, which varied based on our consolidated leverage ratio. Additionally, the Credit Agreement required the payment of a commitment fee on the unused portion of the IMI Revolving Credit Facility, which fee ranged from between 0.3% to 0.5% based on certain financial ratios and fees associated with outstanding letters of credit. As of June 30, 2015, we had $834.8 million and $248.1 million of outstanding borrowings under the IMI Revolving Credit Facility and the IMI Term Loan, respectively. Of the $834.8 million of outstanding borrowings under the IMI Revolving Credit Facility, $631.9 million was denominated in United States dollars, 81.2 million was denominated in Canadian dollars, 73.8 million was denominated in Euros and 71.6 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $33.8 million. The remaining amount available for borrowing under the IMI Revolving Credit Facility as of June 30, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $631.4 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.8% as of June 30, 2015. The average interest rate in effect under the IMI Revolving Credit Facility was 3.0% and ranged from 2.3% to 4.5% as of June 30, 2015 and the interest rate in effect under the IMI Term Loan as of June 30, 2015 was 2.4%.
On July 2, 2015, we entered into a new credit agreement (the "New Credit Agreement") to refinance the Credit Agreement which was scheduled to terminate on June 27, 2016. The New Credit Agreement consists of a revolving credit facility (the "New Revolving Credit Facility") and a term loan (the "New Term Loan"). The New Credit Agreement is supported by a group of 25 banks.
At the time we entered into the New Credit Agreement, we borrowed $846.2 million and $250.0 million under the New Revolving Credit Facility and the New Term Loan, respectively, and used such borrowings to repay outstanding balances under the Credit Agreement, including the full amount due on the IMI Term Loan. Before such repayment, there was $1,099.1 billion outstanding under the Credit Agreement.
The New Revolving Credit Facility, consistent with the IMI Revolving Credit Facility, enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies(including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1.5 billion. Commencing on September 30, 2015, the New Term Loan will begin to amortize in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on July 3, 2019. The New Credit Agreement includes an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the New Revolving Credit Facility, subject to the conditions as defined in the New Credit Agreement.

In addition, IMI and the Guarantors continue to guarantee all the obligations under the New Credit Agreement and, similar to the Credit Agreement, the New Credit Agreement contains certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

The New Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.

In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.  As of June 30, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $217.5 million. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of June 30, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2014 and June 30, 2015 are as follows:

	December 31, 2014	June 30, 2015	Maximum//Minimum Allowable
Net total lease adjusted leverage ratio	5.4	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.8	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.8	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.3	Minimum allowable of 1.5
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Commitment fees and letters of credit fees, which are based on the unused balances under the IMI Revolving Credit Facility and the Accounts Receivable Securitization Program for the three and six months ended June 30, 2014 and 2015, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Commitment fees and letters of credit fees	$509	$991	$1,167	$1,858
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
Acquisitions
In the first six months of 2015, in order to enhance our existing operations in the United States, United Kingdom, Canada, Australia and Chile, we completed six acquisitions for total consideration of approximately $18.4 million. These acquisitions included four storage and records management companies, one storage and data management company and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $2.3 million to approximately $5.5 million.

Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire the Recall Transaction by way of the Scheme. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Cash Supplement as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) the Cash Election. The Cash Election is subject to the Cash Election Cap. Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 51.0 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of June 30, 2015, pay approximately US$335.0 million to Recall shareholders in connection with the Recall Transaction. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the NYSE to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the ASX to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.

There are significant costs associated with the Recall Transaction, including (i) costs to complete the acquisition (including advisory and professional fees) as well as costs incurred once we close the Recall Transaction to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT conversion and system upgrade costs), (ii) the cash components of the purchase price noted above and (iii) the payoff of outstanding borrowings under Recall’s existing revolving credit facility upon closing of the transaction. We expect the cost of the Recall Transaction (including costs to complete the acquisition, the cash components of the purchase price and the payoff of Recall's revolving credit facility, but excluding integration costs) to be approximately $1.0 billion. We intend to fund these costs through a combination of cash on hand, availability under our New Credit Agreement and, as necessary, public or private debt financing.
Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the New Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged. While we expect to continue to be highly leveraged for the foreseeable future, as a REIT we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage has increased, in the short- term, to fund the costs of our conversion to a REIT.
Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $88.0 million ($0, tax effected) at June 30, 2015 to reduce future federal taxable income, on which no federal tax benefit is expected to be realized. We have state net operating loss carryforwards, which expire from 2015 through 2033, of $74.4 million ($0.1 million, tax effected) at June 30, 2015 to reduce future state taxable income. We have assets for foreign net operating losses of $78.4 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 64%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2015 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under “Forward Looking Statements” in this Quarterly Report on Form 10‑Q, as well as in Part I-Item 1A under the heading “Risk Factors” and the information contained under the heading “Cautionary Note Regarding Forward‑Looking Statements” in our Annual Report, and the other information included or incorporated by reference in this Quarterly Report on Form 10‑Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.
The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report. In particular, these risk factors are intended to be read in connection with the risk factors under the heading "Risk Factors - Acquisition and Expansion Risks” in our Annual Report.
Risks Related to the Recall Transaction (Pre-Closing)
We will incur significant transaction and combination-related costs in connection with the Recall Transaction.
We and Recall expect to incur significant costs associated with the Recall Transaction and combining the operations of the two companies. Our fees and expenses related to the Recall Transaction include financial advisors’ fees, filing fees, legal and accounting fees, soliciting fees and regulatory fees, some of which will be paid regardless of whether the Recall Transaction is completed. Furthermore, we will incur costs associated with combining the operations of the two companies. However, it is difficult to predict the amount of these costs before we begin the integration process. We may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies.

We will need additional financing, which may not be available on favorable terms, if at all, in order to consummate the Recall Transaction.
We currently anticipate that we will need to raise additional debt financing to consummate the Recall Transaction. Such additional financing may not be available on favorable terms, if at all. If we are unable to obtain sufficient financing and consummate the Scheme, we may be subject to significant monetary or other damages under the Recall Agreement.
The Recall Agreement limits our ability to pursue alternatives to the Recall Transaction, and in certain instances requires payment of a reimbursement fee, which could deter a third party from proposing an alternative transaction to the Recall Transaction.
While the Recall Agreement is in effect, subject to certain limited exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain transactions, such as a merger, sale of assets or other business combination, with any third party. As a result of these limitations, we may lose opportunities to enter into a more favorable transaction than the Recall Transaction.
Moreover, under specified circumstances, we could be required to pay Recall a reimbursement fee of 25.5 million Australian dollars in connection with the termination of the Recall Agreement. The reimbursement fee could deter a third party from proposing an alternative to the Recall Transaction.
The Recall Transaction is subject to conditions to closing that could result in the Recall Transaction being delayed or not completed and the Recall Agreement can be terminated in certain circumstances, each of which could negatively impact the price of our common stock and our future business and operations.
Consummation of the Recall Transaction is subject to conditions, including, among others:

•	the approval by the Recall shareholders of the Recall Agreement and the other transactions contemplated by the Recall Agreement;

•	the approval by our stockholders of the issuance of our common stock to Recall shareholders as part of the Scheme consideration;

•	the absence of any law, order or injunction that would prohibit, restrain or make illegal the Recall Transaction;

•	the receipt of regulatory approvals;

•
the approval for listing on the NYSE of our common stock to be issued in the Recall Transaction and the establishment of a secondary listing on the ASX to allow shareholders of Recall to trade our common stock via CHESS Depository Interests on the ASX;

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to specified materiality qualifiers; and

•	no events having occurred that would have a material adverse effect on Recall or us.

In addition, we and Recall each has the right, in certain circumstances, to terminate the Recall Agreement. If the Recall Agreement is terminated or any of the conditions to closing are not satisfied and, where permissible, not waived, the Recall Transaction will not be completed. Failure to complete the Recall Transaction or any delay in the completion of the Recall Transaction or any uncertainty about the completion of the Recall Transaction may adversely affect the price of our common stock or have an adverse impact on our future business and operations.

If the Recall Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Recall Transaction, we would be subject to a number of risks, including the following:

•	negative reactions from the financial markets;

•
incurring and paying significant expenses in connection with the Recall Transaction, such as financial advisors’ fees, filing fees, legal and accounting fees, soliciting fees, regulatory fees and other related expenses;

•	paying a reimbursement fee of 25.5 million Australian dollars if the Recall Agreement is terminated in certain circumstances; and

•
paying a reimbursement fee of 76.5 million Australian dollars if the Recall Agreement is terminated due to our being unable to obtain the necessary antitrust/competition approvals required to consummate the Recall Transaction.

In addition, we could be subject to litigation related to any failure to complete the Recall Transaction or seeking to require us to perform our obligations under the Recall Agreement.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Recall’s share price or our stock price.
Subject to the terms and conditions set forth in the Recall Agreement, after the effective time of the Scheme and upon the completion of the Recall Transaction, each outstanding ordinary share of Recall will be transferred to us in exchange for the Cash Supplement and either (1) 0.1722 shares of our common stock or (2) the Cash Election, subject to the Cash Election Cap. The exchange ratio is fixed and will not be adjusted for changes in the market price of either Recall shares or our shares. Changes in the price of our shares prior to completion of the Scheme may affect the market value that holders of Recall shares will receive on the date of the effective time for the Scheme. Share price changes may result from a variety of factors (many of which are beyond our or Recall’s control).
If the share price of our common stock increases before the closing of the Recall Transaction, Recall shareholders will receive shares of our common stock that have a market value that is greater than the current market value of such shares. Alternatively, if the share price of our common stock decreases before the closing of the Recall Transaction, Recall shareholders will receive shares of our common stock that have a market value that is less than the current market value of such shares. Therefore, because the exchange ratio is fixed, prior to the closing of the Recall Transaction, our stockholders and Recall shareholders cannot be sure of the market value of the share consideration that will be paid to Recall shareholders upon completion of the Recall Transaction.
Obtaining required governmental and court approvals necessary to satisfy closing conditions may delay or prevent completion of the Recall Transaction.
Completion of the Recall Transaction is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including approvals, clearances, filings or expiration or termination of waiting periods required in relation to the Recall Transaction under antitrust laws of Australia, the United States and the United Kingdom. The Scheme must also be approved by the Federal Court of Australia, Sydney Registry. No assurance can be given that the approvals will be obtained, and, even if such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Recall Agreement.
Risks Related to the Recall Transaction (Post-Closing)
The failure to integrate successfully our and Recall’s businesses in the expected time frame would adversely affect our future results.
The success of the Recall Transaction will depend, in large part, on our ability to realize the anticipated benefits, including cost savings, from combining our and Recall’s businesses. To realize these anticipated benefits, our and Recall’s businesses must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not fully achieving the anticipated benefits of the Recall Transaction.
Potential difficulties that may be encountered in the integration process include the following:

•	challenges and difficulties associated with managing the larger, more complex, combined business;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the entities;

•	integrating personnel from the two entities while maintaining focus on developing, producing and delivering consistent, high quality services;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Recall Transaction;

•	performance shortfalls at one or both of the entities as a result of the diversion of management’s attention caused by completing the Recall Transaction and integrating the entities’ operations; and

•	our ability to deliver on our strategy going forward.

The integration of Recall will subject us to liabilities that may exist at Recall.
Our integration with Recall may pose special risks, including one-time write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that our integration with Recall will be accomplished effectively or in a timely manner. In addition, our integration with Recall will subject us to liabilities that may exist at Recall, some of which may be unknown. Although we and our advisors have conducted due diligence on the operations of Recall, there can be no guarantee that we are aware of any and all liabilities of Recall. These liabilities, and any additional risks and uncertainties related to the Recall Transaction not currently known to us or that we may currently deem immaterial, could negatively impact our future business, financial condition and results of operations.
The price of our common stock and our results of operations after the Recall Transaction may be affected by factors different from those currently affecting the price of our common stock and our results of operations.
Recall’s business is different in certain ways from ours, and our results of operations, as well as the price of our common stock after the Recall Transaction, may be affected by factors different from those currently affecting our results of operations and the price of our common stock. The price of our common stock may fluctuate significantly following the Recall Transaction, including as a result of factors over which we and Recall have no control.
The market price of our common stock may decline as a result of the Recall Transaction.
The market price of our common stock may decline as a result of the Recall Transaction if we do not achieve the perceived benefits of the Recall Transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Recall Transaction on our financial results is not consistent with the expectations of financial or industry analysts. Current stockholders may not wish to continue to invest in us if the Recall Transaction is consummated or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the Recall Transaction, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline. In addition, if the Recall Transaction is completed, the Recall shareholders will own a significant percentage of the issued and outstanding shares of common stock of the combined company, and they may determine not to hold their shares of our common stock following the Recall Transaction, which may result in additional pressure on the price of our common stock.
We would incur adverse tax consequences if the combined company following the Recall Transaction failed to qualify as a REIT for United States federal income tax purposes.
We believe that, following the Recall Transaction, we will integrate Recall’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code of 1986, as amended. For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and thus be subject to United States federal and state income tax at the regular corporate rates on all of our United States federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the Recall Transaction.

We will guarantee certain obligations of Recall to Brambles relating to Brambles’ prior demerger transaction.
On December 18, 2013, Brambles Limited, an Australian corporation ("Brambles"), implemented a demerger transaction by way of a distribution of shares of Recall to Brambles’ shareholders (the “Demerger”). Prior to and in connection with the Demerger, Brambles spun off certain of its United States and Canadian subsidiaries, directly or indirectly, to Recall. Such spin-offs were intended to be tax-free or tax-deferred under United States and Canadian tax laws, respectively, and Brambles obtained rulings from the United States Internal Revenue Service (with respect to the United States spin-off) and the Canada Revenue Agency (with respect to the Canadian spin-off), as well as opinions of its tax advisors, to such effect. However, the tax-free status of the spin-off of such United States subsidiaries could be adversely affected under certain circumstances if a 50% or greater interest in such United States subsidiaries were acquired as part of a plan or series of related transactions that included such spin-off. Similarly, the tax-deferred status of the spin-off of the Canadian subsidiaries could be adversely affected under certain circumstances if control of such subsidiaries were acquired as part of a series of transactions or events that included such spin-off.
In connection with the Demerger, Recall agreed to indemnify Brambles and certain of its affiliates for taxes to the extent that actions by Recall (e.g., an acquisition of Recall shares) resulted in the United States spin-off or the Canadian spin-off described above failing to qualify as tax-free or tax-deferred for United States or Canadian tax purposes, respectively. In addition, Recall agreed, among other things, that it would not, within two years of the 2013 spin-offs, enter into a proposed acquisition transaction, merger or consolidation (with respect to the United States spin-off) or take any action that could reasonably be expected to jeopardize, directly or indirectly, any of the conclusions reached in the Canadian tax ruling or opinion, without obtaining either a supplemental tax ruling from the relevant taxing authority, the consent of Brambles or an opinion of a tax advisor, acceptable to Brambles in its reasonable discretion, that such transaction should not result in the spin-offs failing to be tax-free under United States federal income tax law or Canadian tax law, respectively. Recall has obtained or intends to obtain such tax opinions, based on, among other things, representations and warranties made by Recall and us. Such opinions, once accepted by Brambles, do not affect Recall’s obligation to indemnify Brambles for an adverse impact on the tax-free status of such prior spin-offs. The delivery of those opinions is a condition to our obligation to consummate the Recall Transaction.
We have agreed, contingent on the consummation of the Recall Transaction, to guarantee the foregoing indemnification obligations of Recall. Consistent with the foregoing tax opinions, we believe that the Recall Transaction is not part of a plan or series of related transactions, or part of a series of transactions or events, that included the United States spin-off or the Canadian spin-off, respectively. However, if the United States Internal Revenue Service or the Canadian Revenue Agency were to prevail in asserting a contrary view, we and Recall would be liable for the resulting taxes, which could be material.
Due diligence related risks.
Before executing the Recall Agreement, we and Recall undertook a period of mutual due diligence for the purpose of negotiating the terms of the Scheme. Although we and Recall decided to proceed with the Scheme following that due diligence exercise, there is a risk that the due diligence undertaken was insufficient or failed to identify key issues. Furthermore, after implementation of the Scheme, we will be subject to any unknown liabilities of Recall which could have an adverse effect on our performance and financial condition.
Following the Recall Transaction, our exposure to foreign exchange translation risk will be increased.

As disclosed in “Risk Factors - Operational Risks” in our Annual Report, we currently are subject to foreign exchange translation risk because we conduct business operations in several foreign countries through our foreign subsidiaries or affiliates, which operate in their respective local currencies. Recall conducts a significant portion of its operations outside of the United States through foreign subsidiaries or affiliates, which also operate in their respective local currencies. Therefore, following the completion of the Recall Transaction, our international operations will account for a more significant portion of our overall operations than they do presently. Because our financial statements will continue to be presented in United States dollars subsequent to the Recall Transaction, the local currencies will be translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our intercompany balances associated with, our international storage and information management services businesses will continue to be exposed to foreign exchange rate fluctuations, and due to the Recall Transaction, our exposure to exchange rate fluctuations will increase. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets. In addition, because we intend to distribute 100% of our REIT taxable income to our stockholders, and any exchange rate fluctuations may negatively impact our REIT taxable income, our distribution amounts may fluctuate as a result of exchange rate fluctuations.

The Recall Transaction, if completed, will dilute the ownership position of our current stockholders.
If the Recall Transaction is completed, the Recall shareholders will own a significant percentage of the issued and outstanding shares of common stock of the combined company. Consequently, our current stockholders will own a smaller proportion of our common stock than the proportion of our common stock they owned before the Recall Transaction and, as a result, they will have less influence on our management and policies following the Recall Transaction than they now have on our management and policies.

Our and Recall’s business relationships may be subject to disruption due to uncertainty associated with the Recall Transaction, which could have an adverse effect on our and Recall’s results of operations, cash flows and financial position and, following the completion of the Recall Transaction, the combined company.

Parties with which we and Recall do business may experience uncertainty associated with the Recall Transaction, including with respect to current or future business relationships with us, Recall or the combined company.  Our and Recall’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and Recall have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Recall, as applicable, or consider entering into business relationships with parties other than us or Recall. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Recall or the combined company following the completion of the Recall Transaction, including an adverse effect on our ability to realize the expected synergies and other benefits of the Recall Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the Recall Transaction or the termination of the Recall Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended June 30, 2015, nor did we repurchase any shares of our common stock during the three months ended June 30, 2015.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

2.1
Scheme Implementation Deed, dated as of June 8, 2015, by and between the Company and Recall Holdings Limited. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2015.)

10.1
Credit Agreement, dated as of June 27, 2011, as amended and restated as of July 2, 2015, among the Company, Iron Mountain Information Management, LLC, Iron Mountain Global LLC, Iron Mountain US Holdings, Inc., Iron Mountain Fulfillment Services, Inc., Iron Mountain Intellectual Property Management, Inc., Iron Mountain Secure Shredding, Inc., Iron Mountain Information Management Services, Inc., Iron Mountain Canada Operations ULC, Iron Mountain Information Management Services Canada, Inc., Iron Mountain Secure Shredding Canada, Inc., Iron Mountain Switzerland GmbH, Iron Mountain Europe PLC, Iron Mountain Holdings (Europe) Limited, Iron Mountain (UK) Limited, Iron Mountain Australia Holdings Pty Ltd., Iron Mountain Australia Services Pty Ltd., Iron Mountain Austria Archivierung GmbH, Iron Mountain International Holdings B.V., Iron Mountain Luxembourg Services S.à r.l., Luxembourg, Schaffhausen Branch, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 2015.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

99.1	Termination of Registration Rights Agreement, dated as of May 6, 2015, among the Company, Schooner Capital Corporation, Vincent J. Ryan and Kent P. Danten. (Filed herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY

Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 30, 2015