Form 10-Q
period 2015-09-30
IRON MOUNTAIN INC
filed 2015-10-30
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at October 23, 2015: 211,152,923

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2014	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$125,933	$492,899
Restricted cash	33,860	—
Accounts receivable (less allowances of $32,141 and $34,538 as of December 31, 2014 and September 30, 2015, respectively)	604,265	573,889
Deferred income taxes	14,192	22,353
Prepaid expenses and other	139,469	139,157
Total Current Assets	917,719	1,228,298
Property, Plant and Equipment:
Property, plant and equipment	4,668,705	4,643,654
Less—Accumulated depreciation	(2,117,978)	(2,214,929)
Property, Plant and Equipment, net	2,550,727	2,428,725
Other Assets, net:
Goodwill	2,423,783	2,347,064
Customer relationships and acquisition costs	607,837	575,287
Deferred financing costs	47,077	65,868
Other	23,199	24,580
Total Other Assets, net	3,101,896	3,012,799
Total Assets	$6,570,342	$6,669,822
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,095	$253,726
Accounts payable	203,014	156,845
Accrued expenses	404,485	318,009
Deferred revenue	197,142	182,197
Total Current Liabilities	856,736	910,777
Long-term Debt, net of current portion	4,611,436	4,920,568
Other Long-term Liabilities	73,506	74,591
Deferred Rent	104,051	97,077
Deferred Income Taxes	54,658	47,032
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 209,818,812 shares and 211,083,747 shares as of December 31, 2014 and September 30, 2015, respectively)	2,098	2,111
Additional paid-in capital	1,588,841	1,613,455
(Distributions in excess of earnings) Earnings in excess of distributions	(659,553)	(844,675)
Accumulated other comprehensive items, net	(75,031)	(163,687)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	607,204
Noncontrolling Interests	13,600	12,573
Total Equity	869,955	619,777
Total Liabilities and Equity	$6,570,342	$6,669,822
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2014	2015
Revenues:
Storage rental	$469,064	$460,052
Service	313,633	286,477
Total Revenues	782,697	746,529
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	335,506	317,663
Selling, general and administrative	216,337	215,693
Depreciation and amortization	89,194	86,492
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	184	(141)
Total Operating Expenses	641,221	619,707
Operating Income (Loss)	141,476	126,822
Interest Expense, Net (includes Interest Income of $1,158 and $1,132 for the three months ended September 30, 2014 and 2015, respectively)	63,220	65,135
Other Expense (Income), Net	22,508	35,246
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	55,748	26,441
Provision (Benefit) for Income Taxes	54,890	3,774
Gain on Sale of Real Estate, Net of Tax	—	(850)
Income (Loss) from Continuing Operations	858	23,517
(Loss) Income from Discontinued Operations, Net of Tax	—	—
Net Income (Loss)	858	23,517
Less: Net Income (Loss) Attributable to Noncontrolling Interests	792	407
Net Income (Loss) Attributable to Iron Mountain Incorporated	$66	$23,110
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$—	$0.11
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$—	$0.11
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$—	$0.11
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$—	$0.11
Weighted Average Common Shares Outstanding—Basic	193,360	210,912
Weighted Average Common Shares Outstanding—Diluted	194,905	211,917
Dividends Declared per Common Share	$4.0960	$0.4751
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Revenues:
Storage rental	$1,394,842	$1,380,133
Service	944,873	875,416
Total Revenues	2,339,715	2,255,549
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,007,612	965,600
Selling, general and administrative	644,924	627,992
Depreciation and amortization	264,568	259,992
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	1,229	707
Total Operating Expenses	1,918,333	1,854,291
Operating Income (Loss)	421,382	401,258
Interest Expense, Net (includes Interest Income of $4,062 and $2,777 for the nine months ended September 30, 2014 and 2015, respectively)	187,733	196,120
Other Expense (Income), Net	22,987	59,599
Income (Loss) from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	210,662	145,539
(Benefit) Provision for Income Taxes	(98,151)	27,126
Gain on Sale of Real Estate, Net of Tax	(7,468)	(850)
Income (Loss) from Continuing Operations	316,281	119,263
(Loss) Income from Discontinued Operations, Net of Tax	(938)	—
Net Income (Loss)	315,343	119,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,973	1,727
Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,370	$117,536
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.64	$0.57
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.63	$0.56
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.63	$0.56
Total (Loss) Income from Discontinued Operations	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.62	$0.55
Weighted Average Common Shares Outstanding—Basic	192,540	210,616
Weighted Average Common Shares Outstanding—Diluted	193,833	212,081
Dividends Declared per Common Share	$4.6527	$1.4250
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2015
Net Income (Loss)	$858	$23,517
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(45,423)	(34,594)
Market Value Adjustments for Securities	(291)	(134)
Total Other Comprehensive (Loss) Income	(45,714)	(34,728)
Comprehensive (Loss) Income	(44,856)	(11,211)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(25)	(384)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(44,831)	$(10,827)

	Nine Months Ended September 30,
	2014	2015
Net Income (Loss)	$315,343	$119,263
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(39,109)	(89,769)
Market Value Adjustments for Securities	257	(111)
Total Other Comprehensive (Loss) Income	(38,852)	(89,880)
Comprehensive Income (Loss)	276,491	29,383
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,693	503
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$274,798	$28,880

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
					(Distributions in Excess of Earnings) Earnings in Excess of Distributions
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $40	52,838	2,251,674	23	52,815	—	—	—
Parent cash dividends declared	(197,551)	—	—	—	(197,551)	—	—
Special distribution in connection with conversion to REIT (see Note 9)	(700,000)	—	—	—	(700,000)	—	—
Currency translation adjustment	(39,109)	—	—	—	—	(38,829)	(280)
Market value adjustments for securities	257	—	—	—	—	257	—
Net income (loss)	315,343	—	—	—	313,370	—	1,973
Noncontrolling interests dividends	(1,032)	—	—	—	—	—	(1,032)
Purchase of noncontrolling interests	(20,376)	—	—	(17,653)	—	—	(2,723)
Divestiture of noncontrolling interests	5,558	—	—	2,102	—	—	3,456
Balance, September 30, 2014	$467,662	193,678,594	$1,937	$1,017,428	$(516,361)	$(47,232)	$11,890

		Iron Mountain Incorporated Stockholders' Equity
					(Distributions in Excess of Earnings) Earnings in Excess of Distributions
						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital			Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $323	24,627	1,264,935	13	24,614	—	—	—
Parent cash dividends declared	(302,658)	—	—	—	(302,658)	—	—
Currency translation adjustment	(89,769)	—	—	—	—	(88,545)	(1,224)
Market value adjustments for securities	(111)	—	—	—	—	(111)	—
Net income (loss)	119,263	—	—	—	117,536	—	1,727
Noncontrolling interests dividends	(1,530)	—	—	—	—	—	(1,530)
Balance, September 30, 2015	$619,777	211,083,747	$2,111	$1,613,455	$(844,675)	$(163,687)	$12,573

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$315,343	$119,263
Loss (income) from discontinued operations	938	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	227,876	226,497
Amortization (includes deferred financing costs and bond discount of $5,535 and $6,443, for the nine months ended September 30, 2014 and 2015, respectively)	42,227	39,938
Stock-based compensation expense	23,129	20,936
(Benefit) Provision for deferred income taxes	(258,411)	(10,317)
Loss on early extinguishment of debt, net	—	2,156
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(8,218)	(352)
Foreign currency transactions and other, net	37,292	39,006
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(9,361)	11,096
Prepaid expenses and other	25,309	2,687
Accounts payable	(27,307)	(23,977)
Accrued expenses and deferred revenue	(77,102)	(105,538)
Other assets and long-term liabilities	10,137	(1,300)
Cash Flows from Operating Activities	301,852	320,095
Cash Flows from Investing Activities:
Capital expenditures	(277,386)	(202,581)
Cash paid for acquisitions, net of cash acquired	(46,366)	(27,975)
Decrease (increase) in restricted cash	—	33,860
Additions to customer relationship and acquisition costs	(25,847)	(35,163)
Proceeds from sales of property and equipment and other, net (including real estate)	18,307	2,032
Cash Flows from Investing Activities	(331,292)	(229,827)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(8,225,563)	(8,539,577)
Proceeds from revolving credit and term loan facilities and other debt	8,061,747	8,142,443
Early retirement of senior subordinated notes	(247,275)	—
Net proceeds from sales of senior notes	642,417	985,000
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	(14,715)	(1,260)
Parent cash dividends	(157,018)	(303,712)
Proceeds from exercise of stock options and employee stock purchase plan	37,356	13,988
Excess tax benefit (deficiency) from stock-based compensation	40	323
Payment of debt financing and stock issuance costs	(2,156)	(11,665)
Cash Flows from Financing Activities	94,833	285,540
Effect of Exchange Rates on Cash and Cash Equivalents	(1,931)	(8,842)
Increase (Decrease) in Cash and Cash Equivalents	63,462	366,966
Cash and Cash Equivalents, Beginning of Period	120,526	125,933
Cash and Cash Equivalents, End of Period	$183,988	$492,899
Supplemental Information:
Cash Paid for Interest	$210,770	$218,863
Cash Paid for Income Taxes	$124,251	$33,411
Non-Cash Investing and Financing Activities:
Capital Leases	$18,903	$28,598
Accrued Capital Expenditures	$30,484	$29,626
Dividends Payable	$795,671	$5,123

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
At December 31, 2014, we had $33,860 of restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program included in current assets on our Consolidated Balance Sheet. The restricted cash consisted primarily of United States Treasuries. We had no restricted cash at September 30, 2015.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Total loss (gain) on foreign currency transactions for the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Total loss (gain) on foreign currency transactions	$23,500	$32,539	$25,591	$56,461
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
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2014 and concluded there was no impairment of goodwill at such date. As of December 31, 2014 and September 30, 2015, no factors were identified that would alter our October 1, 2014 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2014 were as follows: (1) North American Records and Information Management; (2) technology escrow services that protect and manage source code (“Intellectual Property Management”); (3) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders (“Fulfillment Services”); (4) North American Data Management; (5) Adjacent Businesses (which was formerly referred to as the "Emerging Businesses" reporting unit and primarily relates to our data center business in the United States and which is a component of our Corporate and Other Business segment); (6) the United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (“New Western Europe”); (7) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark (“Emerging Markets - Eastern Europe” (formerly referred to as the "New Emerging Markets" reporting unit)); (8) Latin America; (9) Australia and Singapore; (10) China and Hong Kong (“Greater China”); (11) India; and (12) Russia, Ukraine and Denmark.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of December 31, 2014 was as follows:

Carrying Value as of December 31, 2014
North American Records and Information Management(1)	$1,397,484
Intellectual Property Management(1)	38,491
Fulfillment Services(1)	3,247
North American Data Management(2)	375,957
Adjacent Businesses(3)	—
New Western Europe(4)	354,049
Emerging Markets - Eastern Europe(5)	87,408
Latin America(5)	107,240
Australia and Singapore(5)	55,779
Greater China(5)	3,500
India(5)	—
Russia, Ukraine and Denmark(5)	628
Total	$2,423,783
_______________________________________________________________________________

(1)	This reporting unit is included in the North American Records and Information Management Business segment.

(2)	This reporting unit is included in the North American Data Management Business segment.

(3)	This reporting unit is included in the Corporate and Other Business segment.

(4)	This reporting unit is included in the Western European Business segment.

(5)	This reporting unit is included in the Other International Business segment.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of September 30, 2015 is as follows:

Carrying Value as of September 30, 2015
North American Records and Information Management(1)(2)	$1,379,603
North American Secure Shredding(1)(2)	40,632
North American Data Management(3)	371,090
Adjacent Businesses(4)	4,636
UKI(1)(5)	263,477
Continental Western Europe(1)(5)	76,180
Emerging Markets - Eastern Europe(6)	80,245
Latin America(6)	78,560
Australia and Singapore(6)	48,207
Greater China(6)	3,387
India(6)	468
Russia, Ukraine and Denmark(6)	579
Total	$2,347,064
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2015 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2014	$1,645,209	$429,982	$412,322	$254,706	$—	$2,742,219
Deductible goodwill acquired during the year	29	7	—	—	4,636	4,672
Non-deductible goodwill acquired during the year	2,510	567	2,507	2,249	—	7,833
Fair value and other adjustments(1)	104	(25)	(415)	(638)	—	(974)
Currency effects	(22,703)	(5,684)	(18,247)	(44,739)	—	(91,373)
Gross Balance as of September 30, 2015	$1,625,149	$424,847	$396,167	$211,578	$4,636	$2,662,377
Accumulated Amortization Balance as of December 31, 2014	$205,987	$54,025	$58,273	$151	$—	$318,436
Currency effects	(1,073)	(268)	(1,763)	(19)	—	(3,123)
Accumulated Amortization Balance as of September 30, 2015	$204,914	$53,757	$56,510	$132	$—	$315,313
Net Balance as of December 31, 2014	$1,439,222	$375,957	$354,049	$254,555	$—	$2,423,783
Net Balance as of September 30, 2015	$1,420,235	$371,090	$339,657	$211,446	$4,636	$2,347,064
Accumulated Goodwill Impairment Balance as of December 31, 2014	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of September 30, 2015	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $622 in net adjustments to deferred income taxes and $(5,202) related to customer relationships and acquisition costs and other assumed liabilities (which represent adjustments, within the applicable measurement period, to provisional amounts recognized in purchase accounting), as well as $3,606 of cash paid related to certain 2014 acquisitions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets as of December 31, 2014 and September 30, 2015 are as follows:

	December 31, 2014			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$904,866	$(297,029)	$607,837	$898,153	$(322,866)	$575,287
Core Technology(1)	3,568	(3,540)	28	3,420	(3,420)	—
Trademarks and Non-Compete Agreements(1)	7,062	(5,068)	1,994	6,135	(4,762)	1,373
Deferred Financing Costs	63,033	(15,956)	47,077	83,989	(18,121)	65,868
Total	$978,529	$(321,593)	$656,936	$991,697	$(349,169)	$642,528
_______________________________________________________________________________

(1)	Included in Other, a component of Other Assets, net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with amortizable intangible assets (including deferred financing costs) for the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Amortization expense associated with amortizable intangible assets (including deferred financing costs)	$14,269	$13,094	$42,227	$39,939
e.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2014 was $8,671 ($6,132 after tax or $0.03 per basic and diluted share) and $23,129 ($16,683 after tax or $0.09 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2015 was $6,159 ($4,502 after tax or $0.02 per basic and diluted share) and $20,936 ($14,915 after tax or $0.07 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of sales (excluding depreciation and amortization)	$177	$65	$556	$156
Selling, general and administrative expenses	8,494	6,094	22,573	20,780
Total stock-based compensation	$8,671	$6,159	$23,129	$20,936

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacts reported operating cash flows and reported financing cash flows. As a result, net financing cash flows from continuing operations included $40 and $323 for the nine months ended September 30, 2014 and 2015, respectively, from the benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2015, ten-year vesting options represented 7.1% of total outstanding options. Certain of the options we issue become exercisable ratably over a period of five years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2015, five-year vesting options represented 43.0% of total outstanding options. The remainder of options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of September 30, 2015, three-year vesting options represented 49.9% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors become exercisable immediately upon grant.
The weighted average fair value of options granted for the nine months ended September 30, 2014 and 2015 was $5.60 and $4.88 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective period are as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions	2014	2015
Expected volatility	33.9%	28.4%
Risk-free interest rate	2.06%	1.70%
Expected dividend yield	4%	5%
Expected life	6.8 years	5.5 years
Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the United States Treasury interest rates whose term is consistent with the expected life (estimated period of time outstanding) of the stock options. Expected dividend yield is considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock. The expected life of the stock options granted is estimated using the historical exercise behavior of employees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of option activity for the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2014	3,678,246	$23.37
Granted	768,916	42.48
Exercised	(582,404)	21.04
Forfeited	(32,926)	25.75
Expired	(17,068)	23.85
Outstanding at September 30, 2015	3,814,764	$27.55	5.64	$22,224
Options exercisable at September 30, 2015	2,505,986	$22.82	4.03	$20,566
Options expected to vest	1,233,897	$36.51	8.70	$1,590
The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Aggregate intrinsic value of stock options exercised	$10,194	$1,985	$18,727	$7,868
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
Cash dividends accrued and paid on RSUs for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cash dividends accrued on RSUs	$680	$616	$1,530	$1,917
Cash dividends paid on RSUs	124	270	1,178	2,570
The fair value of restricted stock and RSUs vested during the three and nine months ended September 30, 2014 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Fair value of restricted stock vested	$—	$—	$1	$—
Fair value of RSUs vested	1,566	2,377	19,114	21,561

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock and RSU activity for the nine months ended September 30, 2015 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	1,405,569	$28.78
Granted	599,580	37.69
Vested	(609,109)	31.18
Forfeited	(99,550)	32.84
Non-vested at September 30, 2015	1,296,490	$33.59
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014 and thereafter) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either a one-year performance period (for PUs granted prior to 2014) or a three-year performance period (for PUs granted in 2014 and thereafter). Certain PUs granted in 2013, 2014 and 2015 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the S&P 500 rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing 10 years of qualifying service (the "Retirement Criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the Retirement Criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. For those PUs subject to a three-year performance period, employees who terminate their employment during the performance period and on or after meeting the Retirement Criteria are eligible for pro rated vesting, subject to the actual achievement against the predefined targets as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs subject to a three-year performance period are generally expensed over the three-year performance period. Outstanding PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
Cash dividends accrued and paid on PUs for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cash dividends accrued on PUs	$240	$222	$532	$647
Cash dividends paid on PUs	—	—	312	1,015

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the nine months ended September 30, 2015, we issued 156,182 PUs. The majority of our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period. We forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014, and at the three-year anniversary date for PUs granted in 2014 and thereafter) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of September 30, 2015, we expected 0% and 100% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014 and 2015, respectively.
The fair value of earned PUs that vested during the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Fair value of earned PUs that vested	$—	$—	$6,296	$2,107
A summary of PU activity for the nine months ended September 30, 2015 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	461,666	(82,609)	379,057	$30.80
Granted	156,182	—	156,182	39.41
Vested	(80,035)	(4,350)	(84,385)	29.62
Forfeited	(20,201)	—	(20,201)	31.27
Non-vested at September 30, 2015	517,612	(86,959)	430,653	$34.13
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the nine months ended September 30, 2014 and 2015, there were 69,567 shares and 59,569 shares, respectively, purchased under the ESPP. As of September 30, 2015, we had 901,069 shares available under the ESPP.
_______________________________________________________________________________
As of September 30, 2015, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $41,067 and is expected to be recognized over a weighted-average period of 2.1 years.
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
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Income (loss) from continuing operations	$858	$23,517	$316,281	$119,263
Total (loss) income from discontinued operations	$—	$—	$(938)	$—
Net income (loss) attributable to Iron Mountain Incorporated	$66	$23,110	$313,370	$117,536

Weighted-average shares—basic	193,360,000	210,912,000	192,540,000	210,616,000
Effect of dilutive potential stock options	1,023,890	621,615	823,036	934,553
Effect of dilutive potential restricted stock, RSUs and PUs	520,644	382,995	470,060	530,252
Weighted-average shares—diluted	194,904,534	211,916,610	193,833,096	212,080,805

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$—	$0.11	$1.64	$0.57
Total (loss) income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—basic	$—	$0.11	$1.63	$0.56

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$—	$0.11	$1.63	$0.56
Total (loss) income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—diluted	$—	$0.11	$1.62	$0.55

Antidilutive stock options, RSUs and PUs, excluded from the calculation	609,385	2,262,827	1,149,441	1,318,811

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
i.    Income Taxes
As noted previously, we have elected to be taxed as a REIT effective since our taxable year that began January 1, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but may be taxed at the stockholder level. The income of our domestic taxable REIT subsidiaries (“TRSs”), which hold our domestic operations that may not be REIT‑compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or as TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally ten years) following the REIT conversion that are attributable to “built‑in” gains with respect to the assets that we owned on January 1, 2014. This built‑in gains tax has been imposed on our depreciation recapture recognized into income in 2014 and generally will be imposed in subsequent years as a result of accounting method changes commenced in our pre‑REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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
Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities and for loss and credit carryforwards.We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that the change is enacted. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP. Valuation allowances would be reversed as a reduction to the provision for income taxes if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the recoverability of the asset.
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $246 and $581 for gross interest and penalties for the three and nine months ended September 30, 2014, respectively. We recorded an increase of $180 and $1,759 for gross interest and penalties for the three and nine months ended September 30, 2015, respectively. We had $5,884 and $6,595 accrued for the payment of interest and penalties as of December 31, 2014 and September 30, 2015, respectively.
As a result of our REIT conversion, we recorded a net tax benefit of $212,151 during the nine months ended September 30, 2014 for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. Also, in the third quarter of 2014, we recorded an increase of $26,390 to the tax provision related to certain amended tax returns filed principally to reflect tax accounting method changes consistent with our REIT conversion. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2014 were an increase of $13,226 and $49,310, respectively, in our tax provision associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax adjustments related to the REIT conversion, including a tax benefit of $7,993 and $41,828, respectively, primarily related to the dividends paid deduction.
Our effective tax rates for the three and nine months ended September 30, 2015 were 14.3% and 18.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). In the third quarter of 2015, we recorded a tax benefit of $4,100 related to the expiration of certain statutes of limitations and an out-of-period tax adjustment ($9,000 tax benefit) to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2014 relate to cash and cash equivalents and restricted cash held on deposit and as of September 30, 2015 relate to cash and cash equivalents. At December 31, 2014, we had money market funds with two "Triple A" rated money market funds and time deposits with three global banks. At September 30, 2015, we had money market funds with two "Triple A" rated money market funds and time deposits with eight global banks. We consider the "Triple A" rated money market funds and the global banks to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2014 and September 30, 2015, our cash and cash equivalents and restricted cash balance was $159,793 and $492,899, respectively, including money market funds and time deposits amounting to $53,032 and $379,056, respectively. The money market funds were invested substantially in United States Treasuries.
k.    Fair Value Measurements
Entities are permitted under GAAP to elect to measure many financial instruments and certain other items at either fair value or cost. We have elected the cost measurement option.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and September 30, 2015, respectively, are as follows:

		Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$36,828	$—		$36,828		$—
Time Deposits(1)	16,204	—		16,204		—
Trading Securities	13,172	12,428	(2)	744	(1)	—
Derivative Liabilities(3)	2,411	—		2,411		—

		Fair Value Measurements at September 30, 2015 Using
Description	Total Carrying Value at September 30, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$175,000	$—		$175,000		$—
Time Deposits(1)	204,056	—		204,056		—
Trading Securities	9,960	9,111	(2)	849	(1)	—
Derivative Assets(3)	305	—		305		—
Derivative Liabilities(3)	666			666
_______________________________________________________________________________

(1)	Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Securities are measured at fair value using quoted market prices.

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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2014 and 2015.
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
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

m.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended September 30, 2014 and 2015, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2014	$(3,809)	$1,474	$(2,335)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44,606)	—	(44,606)
Market value adjustments for securities	—	(291)	(291)
Total other comprehensive (loss) income	(44,606)	(291)	(44,897)
Balance as of September 30, 2014	$(48,415)	$1,183	$(47,232)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33,803)	—	(33,803)
Market value adjustments for securities	—	(134)	(134)
Total other comprehensive (loss) income	(33,803)	(134)	(33,937)
Balance as of September 30, 2015	$(164,555)	$868	$(163,687)
The changes in accumulated other comprehensive items, net for the nine months ended September 30, 2014 and 2015, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(38,829)	—	(38,829)
Market value adjustment for securities	—	257	257
Total other comprehensive (loss) income	(38,829)	257	(38,572)
Balance as of September 30, 2014	$(48,415)	$1,183	$(47,232)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(88,545)	—	(88,545)
Market value adjustments for securities	—	(111)	(111)
Total other comprehensive (loss) income	(88,545)	(111)	(88,656)
Balance as of September 30, 2015	$(164,555)	$868	$(163,687)
n.    Other (Income) Expense, Net
Other (income) expense, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Foreign currency transaction losses (gains), net	$23,500	$32,539	$25,591	$56,461
Debt extinguishment expense, net	—	2,156	—	2,156
Other, net	(992)	551	(2,604)	982
	$22,508	$35,246	$22,987	$59,599
o.    Property, Plant and Equipment and Long-Lived Assets
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the three and nine months ended September 30, 2014, we capitalized $4,769 and $14,527 of costs, respectively, associated with the development of internal use computer software projects. During the three and nine months ended September 30, 2015, we capitalized $6,844 and $19,279 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $184 and $1,229 for the three and nine months ended September 30, 2014, respectively. Losses for both the three and nine months ended September 30, 2014 were primarily associated with the disposal of certain equipment associated with our North American Records and Information Management Business segment and the write-off of certain software associated with our Western European Business segment. Consolidated (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $(141) and $707 for the three and nine months ended September 30, 2015, respectively. Gains in the three months ended September 30, 2015 were primarily associated with the disposal of leased vehicles in our North American Records and Information Management Business segment. Losses in the nine months ended September 30, 2015 consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment.
Consolidated gain on sale of real estate was $7,468, net of tax of $1,991, for the nine months ended September 30, 2014 associated with the sale of two buildings in the United Kingdom. Consolidated gain on sale of real estate was $850, net of tax of $209, for the three and nine months ended September 30, 2015 associated with the sale of a building in the United Kingdom.
p.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for our year beginning January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, with the prior period impact of the adjustment being disclosed within the consolidated financial statements. ASU 2015-16 is effective for us on January 1, 2016, with early adoption permitted. We adopted ASU 2015-16 during the third quarter of 2015. This pronouncement did not have a material impact on our consolidated financial statements.
(3) Derivative Instruments and Hedging Activities
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2014 and September 30, 2015, none of our derivative instruments contained credit-risk related contingent features.
We have entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of September 30, 2015, we had outstanding forward contracts to purchase 222,000 Euros and sell $249,471 United States dollars to hedge our intercompany exposures with our European operations. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges.
Net cash (receipts) payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net cash (receipts) payments	$(9,536)	$(7,024)	$4,993	$22,164

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

Our policy is to record the fair value of each derivative instrument on a gross basis. The fair values of our derivative instruments as of December 31, 2014 and September 30, 2015 and their gains and losses for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Asset Derivatives
	December 31, 2014		September 30, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$305
Total		$—		$305

	Liability Derivatives
	December 31, 2014		September 30, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$2,411	Accrued expenses	$666
Total		$2,411		$666

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2014	2015	2014	2015
Foreign exchange contracts	Other expense (income), net	$(4,025)	$(301)	$10,625	$20,113
Total		$(4,025)	$(301)	$10,625	$20,113
We have designated a portion of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2014 and 2015, we designated on average 51,481 and 35,151 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Foreign exchange gains (losses)	$3,729	$(85)	$4,537	$3,381
Less: Tax expense (benefit) on foreign exchange gains (losses)	—	—	57	—
Foreign exchange gains (losses), net of tax	$3,729	$(85)	$4,480	$3,381
As of September 30, 2015, cumulative net gains of $17,193, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

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

In the first nine months of 2015, in order to enhance our existing operations in Australia, Austria, Canada, Chile, China, India, the United Kingdom and the United States, we completed nine acquisitions for total consideration of approximately $24,900. These acquisitions included six storage and records management companies, two storage and data management companies and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $1,000 to approximately $5,400.
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for these acquisitions is as follows:

Cash Paid (gross of cash acquired)	$24,930	(1)
Total Consideration	24,930
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	2,095
Property, Plant and Equipment(2)	5,899
Customer Relationship Assets(3)	10,634
Other Assets	622
Liabilities Assumed and Deferred Income Taxes(4)	(6,825)
Total Fair Value of Identifiable Net Assets Acquired	12,425
Goodwill Initially Recorded	$12,505
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 is net cash acquired of $(561) and contingent and other payments of $3,606 related to acquisitions made in previous years.

(2)	Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2015 was 22 years.

(4)	Consists primarily of accrued expenses and deferred income taxes.

Allocations of the purchase price paid for certain acquisitions made in 2015 were based on estimates of the fair value of net assets acquired and are subject to adjustment as additional information becomes available to us. We are not aware of any information that would indicate that the final purchase price allocations for these 2015 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of these 2015 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

On June 8, 2015, we entered into a binding Scheme Implementation Deed (the “Recall Agreement”) with Recall Holdings Limited (“Recall”) to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225,000 Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50,700,000 shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of September 30, 2015, pay approximately     US$319,000 to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of September 30, 2015, would result in a total purchase price to Recall shareholders of approximately $1,880,000. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the New York Stock Exchange to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the Australian Securities Exchange (the “ASX”) to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2014		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$883,428	$883,428	$—	$—
IMI Term Loan (1)	249,375	249,375	—	—
New Revolving Credit Facility(1)	—	—	284,886	284,886
New Term Loan(1)	—	—	246,875	246,875
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	308,616	309,634	285,202	285,306
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	429,000	400,000	416,060
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(4)	—	—	1,000,000	1,012,500
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	106,030	110,500	106,055	108,890
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(5)	172,420	175,437	149,240	151,852
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(4)(6)	622,960	639,282	606,180	600,118
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	625,500	600,000	591,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	1,005,000	1,000,000	960,000
Accounts Receivable Securitization Program(7)(8)	—	—	198,300	198,300
Real Estate Mortgages, Capital Leases and Other(8)	320,702	320,702	297,556	297,556
Total Long-term Debt	4,663,531		5,174,294
Less Current Portion(9)	(52,095)		(253,726)
Long-term Debt, Net of Current Portion	$4,611,436		$4,920,568
______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under both the IMI Revolving Credit Facility and the New Revolving Credit Facility (each of which is defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.k.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of both December 31, 2014 and September 30, 2015.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.k.) of these debt instruments are based on quoted market prices for these notes on December 31, 2014 and September 30, 2015, respectively.

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

(4)
The 6% Notes due 2020 and the GBP Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the 6% Notes due 2020 and the GBP Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(5)
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

(7)	The Special Purpose Subsidiaries are the obligors under this program.

(8)	We believe the fair value (Level 3 of fair value hierarchy described at Note 2.k.) of this debt approximates its carrying value.

(9)
The Current Portion of Long-term debt at September 30, 2015 includes $175,000 in aggregate principal amount of our outstanding 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes redeemed in October 2015. The $175,000 presented within the Current Portion of Long-term debt represents the portion of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes redeemed in October 2015 utilizing funds that were invested in money market funds as of September 30, 2015. See Note 11 to Notes to Consolidated Financial Statements.

On July 2, 2015, we entered into a new credit agreement (the "New Credit Agreement") to refinance our then existing credit agreement (the "Credit Agreement") which consisted of a revolving credit facility (the "IMI Revolving Credit Facility") and a term loan (the "IMI Term Loan") and was scheduled to terminate on June 27, 2016. The New Credit Agreement consists of a revolving credit facility (the "New Revolving Credit Facility") and a term loan (the "New Term Loan").
The New Revolving Credit Facility is supported by a group of 25 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. Commencing on September 30, 2015, the New Term Loan is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on July 3, 2019. The New Credit Agreement includes an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the New Revolving Credit Facility, subject to the conditions as defined in the New Credit Agreement. The New Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

IMI and the Guarantors guarantee all obligations under the New Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the New Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it to secure the Canadian dollar subfacility under the New Revolving Credit Facility. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the New Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of September 30, 2015, we had $284,886 and $246,875 of outstanding borrowings under the New Revolving Credit Facility and the New Term Loan, respectively. Of the $284,886 of outstanding borrowings under the New Revolving Credit Facility, $78,400 was denominated in United States dollars, 75,000 was denominated in Canadian dollars, 73,750 was denominated in Euros, 11,600 was denominated in British pounds sterling and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $35,611. The remaining amount available for borrowing under the New Revolving Credit Facility as of September 30, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the New Credit Agreement and current external debt, was $1,179,503 (which amount represents the maximum availability as of such date). The average interest rate in effect under the New Credit Agreement was 2.7% as of September 30, 2015. The average interest rate in effect under the New Revolving Credit Facility was 2.9% and ranged from 2.3% to 4.5% as of September 30, 2015 and the interest rate in effect under the New Term Loan as of September 30, 2015 was 2.5%.
We recorded a charge of $2,156 to other expense (income), net in the third quarter of 2015 related to the refinancing of the Credit Agreement, representing a write-off of unamortized deferred financing costs.
In September 2015, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 6% Notes due 2020 which were issued at par. IMI received net proceeds of $985,000 from the offering, after paying the initial purchasers’ discounts and commissions. As of September 30, 2015, the net proceeds were used for investments in money market funds and time deposits with large, highly-rated investment-grade institutions or to repay indebtedness outstanding under the New Revolving Credit Facility. In October 2015, utilizing the funds invested in money market funds and capacity under the New Revolving Credit Facility as of September 30, 2015 created by applying a portion of the net proceeds from the issuance of the 6% Notes due 2020 to the repayment of borrowings under the New Revolving Credit Facility, IMI redeemed all of the outstanding 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes for aggregate redemption payments, including applicable redemption premiums and interest to the redemption date of $826,875. IMI intends to use the remaining proceeds from the issuance of the 6% Notes due 2020 for general corporate purposes and, pending such use, has invested such proceeds in time deposits with large, highly-rated investment-grade institutions. A debt extinguishment charge of approximately $25,200 will be recorded to other expense (income), net in the fourth quarter of 2015 related to the redemption of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs. See Note 11 to Notes to Consolidated Financial Statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (a) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (b) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (c) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of September 30, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $198,300. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of September 30, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. Our leverage and fixed charge coverage ratios under both the Credit Agreement and the New Credit Agreement as of December 31, 2014 and September 30, 2015, respectively, and our leverage ratio under our indentures as of December 31, 2014 and September 30, 2015 are as follows:

	December 31, 2014	September 30, 2015	Maximum//Minimum Allowable(1)
Net total lease adjusted leverage ratio	5.4	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	1.9	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.7	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.3	Minimum allowable of 1.5
______________________________________________________________________________

(1)	The maximum and minimum allowable ratios under the New Credit Agreement are substantially similar to the Credit Agreement.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Commitment fees and letters of credit fees, which are based on the unused balances under the IMI Revolving Credit Facility, the New Revolving Credit Facility and the Accounts Receivable Securitization Program for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Commitment fees and letters of credit fees	$700	$883	$1,867	$2,741
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors
The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2014 and September 30, 2015 and for the three and nine months ended September 30, 2014 and 2015 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes and GBP Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, and the GBP Notes, which were issued by IME. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes and the GBP Notes, including IME and the Special Purpose Subsidiaries but excluding Canada Company, are referred to below as the Non-Guarantors.
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
In March 2015, we entered into the Accounts Receivable Securitization Program, which is described more fully in Note 5. The Special Purpose Subsidiaries, which were established in conjunction with the Accounts Receivable Securitization Program, are included in the Non-Guarantors column in the below Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statement of Cash Flows from that date forward. As a result of the Accounts Receivable Securitization Program, certain of our Guarantors sold substantially all of their United States accounts receivable balances to the Special Purpose Subsidiaries. As of September 30, 2015, this resulted in a decrease in accounts receivable, an increase in intercompany receivable and a decrease in long-term debt related to our Guarantors and a corresponding increase in accounts receivable, an increase in intercompany payable and an increase in long-term debt related to our Non-Guarantors. There was no material impact to the Guarantors and Non-Guarantors columns of the below Consolidated Statements of Operations for the three and nine months ended September 30, 2015. Additionally, the Accounts Receivable Securitization Program resulted in increased financing cash flow activity for our Non-Guarantor subsidiaries for the nine months ended September 30, 2015, as the proceeds from borrowings under the Accounts Receivable Securitization Program were used to repay intercompany loans with certain of our Guarantor subsidiaries, which resulted in increased cash flows from investing activities for our Guarantor subsidiaries for the nine months ended September 30, 2015.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$295,424	$67,225	$11,176	$119,074	$—	$492,899
Accounts Receivable	—	32,055	33,332	508,502	—	573,889
Intercompany Receivable	—	450,587	—	—	(450,587)	—
Other Current Assets	305	102,004	3,095	56,135	(29)	161,510
Total Current Assets	295,729	651,871	47,603	683,711	(450,616)	1,228,298
Property, Plant and Equipment, Net	706	1,560,442	141,561	726,016	—	2,428,725
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	3,092,734	1,000	1,251	—	(3,094,985)	—
Investment in Subsidiaries	818,906	559,382	28,177	96,971	(1,503,436)	—
Goodwill	—	1,617,933	158,665	570,466	—	2,347,064
Other	43,990	391,165	25,131	205,449	—	665,735
Total Other Assets, Net	3,955,630	2,569,480	213,224	872,886	(4,598,421)	3,012,799
Total Assets	$4,252,065	$4,781,793	$402,388	$2,282,613	$(5,049,037)	$6,669,822
Liabilities and Equity
Intercompany Payable	$207,322	$—	$2,343	$240,922	$(450,587)	$—
Current Portion of Long-term Debt	175,000	35,547	—	43,208	(29)	253,726
Total Other Current Liabilities	45,282	398,152	27,261	186,356	—	657,051
Long-term Debt, Net of Current Portion	3,216,257	348,763	210,943	1,144,605	—	4,920,568
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	3,093,985	—	—	(3,094,985)	—
Other Long-term Liabilities	—	107,547	36,693	74,460	—	218,700
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	607,204	797,799	125,148	580,489	(1,503,436)	607,204
Noncontrolling Interests	—	—	—	12,573	—	12,573
Total Equity	607,204	797,799	125,148	593,062	(1,503,436)	619,777
Total Liabilities and Equity	$4,252,065	$4,781,793	$402,388	$2,282,613	$(5,049,037)	$6,669,822

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$302,695	$31,540	$134,829	$—	$469,064
Service	—	186,906	17,582	109,145	—	313,633
Intercompany Service	—	—	—	16,679	(16,679)	—
Total Revenues	—	489,601	49,122	260,653	(16,679)	782,697
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	197,079	5,181	133,246	—	335,506
Selling, General and Administrative	58	143,555	3,505	69,219	—	216,337
Intercompany Service Charges	—	—	16,679	—	(16,679)	—
Depreciation and Amortization	46	54,040	2,989	32,119	—	89,194
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	(12)	11	185	—	184
Total Operating Expenses	104	394,662	28,365	234,769	(16,679)	641,221
Operating (Loss) Income	(104)	94,939	20,757	25,884	—	141,476
Interest Expense (Income), Net	46,571	(9,730)	8,544	17,835	—	63,220
Other (Income) Expense, Net	(22,468)	(212,113)	(31)	257,120	—	22,508
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(24,207)	316,782	12,244	(249,071)	—	55,748
Provision (Benefit) for Income Taxes	—	53,142	3,249	(1,501)	—	54,890
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(24,273)	240,121	(432)	(8,996)	(206,420)	—
Net Income (Loss)	66	23,519	9,427	(238,574)	206,420	858
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	792	—	792
Net Income (Loss) Attributable to Iron Mountain Incorporated	$66	$23,519	$9,427	$(239,366)	$206,420	$66
Net Income (Loss)	$66	$23,519	$9,427	$(238,574)	$206,420	$858
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,729	—	(4,560)	(44,592)	—	(45,423)
Market Value Adjustments for Securities	—	(291)	—	—	—	(291)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(48,626)	(48,335)	(874)	(4,560)	102,395	—
Total Other Comprehensive (Loss) Income	(44,897)	(48,626)	(5,434)	(49,152)	102,395	(45,714)
Comprehensive (Loss) Income	(44,831)	(25,107)	3,993	(287,726)	308,815	(44,856)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(25)	—	(25)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(44,831)	$(25,107)	$3,993	$(287,701)	$308,815	$(44,831)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$308,336	$29,164	$122,552	$—	$460,052
Service	—	181,230	14,558	90,689	—	286,477
Intercompany Service	—	1,042	—	16,243	(17,285)	—
Total Revenues	—	490,608	43,722	229,484	(17,285)	746,529
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	196,060	6,008	115,595	—	317,663
Selling, General and Administrative	19	154,202	3,565	57,907	—	215,693
Intercompany Service Charges	—	3,257	12,986	1,042	(17,285)	—
Depreciation and Amortization	45	56,145	3,089	27,213	—	86,492
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	(197)	34	22	—	(141)
Total Operating Expenses	64	409,467	25,682	201,779	(17,285)	619,707
Operating (Loss) Income	(64)	81,141	18,040	27,705	—	126,822
Interest Expense (Income), Net	39,302	(7,281)	7,784	25,330	—	65,135
Other Expense (Income), Net	686	1,577	(98)	33,081	—	35,246
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and (Gain) Loss on Sale of Real Estate	(40,052)	86,845	10,354	(30,706)	—	26,441
(Benefit) Provision for Income Taxes	—	(5,210)	3,041	5,943	—	3,774
(Gain) Loss on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(63,162)	28,343	(605)	(7,313)	42,737	—
Net Income (Loss)	23,110	63,712	7,918	(28,486)	(42,737)	23,517
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	407	—	407
Net Income (Loss) Attributable to Iron Mountain Incorporated	$23,110	$63,712	$7,918	$(28,893)	$(42,737)	$23,110
Net Income (Loss)	$23,110	$63,712	$7,918	$(28,486)	$(42,737)	$23,517
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(85)	—	(7,709)	(26,800)	—	(34,594)
Market Value Adjustments for Securities	—	(134)	—	—	—	(134)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(33,852)	(33,637)	(1,805)	(7,709)	77,003	—
Total Other Comprehensive (Loss) Income	(33,937)	(33,771)	(9,514)	(34,509)	77,003	(34,728)
Comprehensive (Loss) Income	(10,827)	29,941	(1,596)	(62,995)	34,266	(11,211)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(384)	—	(384)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(10,827)	$29,941	$(1,596)	$(62,611)	$34,266	$(10,827)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$904,707	$93,246	$396,889	$—	$1,394,842
Service	—	563,949	51,323	329,601	—	944,873
Intercompany Service	—	—	—	49,231	(49,231)	—
Total Revenues	—	1,468,656	144,569	775,721	(49,231)	2,339,715
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	596,327	17,745	393,540	—	1,007,612
Selling, General and Administrative	122	432,831	10,348	201,623	—	644,924
Intercompany Service Charges	—	—	49,231	—	(49,231)	—
Depreciation and Amortization	179	159,002	8,967	96,420	—	264,568
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	820	12	397	—	1,229
Total Operating Expenses	301	1,188,980	86,303	691,980	(49,231)	1,918,333
Operating (Loss) Income	(301)	279,676	58,266	83,741	—	421,382
Interest Expense (Income), Net	141,410	(17,586)	25,927	37,982	—	187,733
Other (Income) Expense, Net	(15,643)	(204,392)	(51)	243,073	—	22,987
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(126,068)	501,654	32,390	(197,314)	—	210,662
Provision (Benefit) for Income Taxes	—	(116,186)	9,359	8,676	—	(98,151)
(Gain) Loss on Sale of Real Estate, Net of Tax	—	(197)	—	(7,271)	—	(7,468)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(439,438)	180,061	(1,073)	(23,032)	283,482	—
Income (Loss) from Continuing Operations	313,370	437,976	24,104	(175,687)	(283,482)	316,281
(Loss) Income from Discontinued Operations, Net of Tax	—	(960)	—	22	—	(938)
Net Income (Loss)	313,370	437,016	24,104	(175,665)	(283,482)	315,343
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,973	—	1,973
Net Income (Loss) Attributable to Iron Mountain Incorporated	$313,370	$437,016	$24,104	$(177,638)	$(283,482)	$313,370
Net Income (Loss)	$313,370	$437,016	$24,104	$(175,665)	$(283,482)	$315,343
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,480	84	(4,997)	(38,676)	—	(39,109)
Market Value Adjustments for Securities	—	257	—	—	—	257
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(43,052)	(44,290)	(371)	(4,997)	92,710	—
Total Other Comprehensive (Loss) Income	(38,572)	(43,949)	(5,368)	(43,673)	92,710	(38,852)
Comprehensive Income (Loss)	274,798	393,067	18,736	(219,338)	(190,772)	276,491
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,693	—	1,693
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$274,798	$393,067	$18,736	$(221,031)	$(190,772)	$274,798

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$918,841	$90,836	$370,456	$—	$1,380,133
Service	—	551,363	47,223	276,830	—	875,416
Intercompany Service	—	2,449	—	54,788	(57,237)	—
Total Revenues	—	1,472,653	138,059	702,074	(57,237)	2,255,549
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	588,801	19,815	356,984	—	965,600
Selling, General and Administrative	116	435,445	11,527	180,904	—	627,992
Intercompany Service Charges	—	9,657	45,131	2,449	(57,237)	—
Depreciation and Amortization	136	167,908	9,306	82,642	—	259,992
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), net	—	565	34	108	—	707
Total Operating Expenses	252	1,202,376	85,813	623,087	(57,237)	1,854,291
Operating (Loss) Income	(252)	270,277	52,246	78,987	—	401,258
Interest Expense (Income), Net	117,694	(20,373)	24,329	74,470	—	196,120
Other (Income) Expense, Net	(225)	6,099	(235)	53,960	—	59,599
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(117,721)	284,551	28,152	(49,443)	—	145,539
Provision (Benefit) for Income Taxes	—	3,455	10,900	12,771	—	27,126
(Gain) Loss on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(235,257)	46,440	(2,538)	(17,252)	208,607	—
Net Income (Loss)	117,536	234,656	19,790	(44,112)	(208,607)	119,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,727	—	1,727
Net Income (Loss) Attributable to Iron Mountain Incorporated	$117,536	$234,656	$19,790	$(45,839)	$(208,607)	$117,536
Net Income (Loss)	$117,536	$234,656	$19,790	$(44,112)	$(208,607)	$119,263
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,381	—	(14,612)	(78,538)	—	(89,769)
Market Value Adjustments for Securities	—	(111)	—	—	—	(111)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(92,037)	(91,626)	(3,270)	(14,612)	201,545	—
Total Other Comprehensive (Loss) Income	(88,656)	(91,737)	(17,882)	(93,150)	201,545	(89,880)
Comprehensive Income (Loss)	28,880	142,919	1,908	(137,262)	(7,062)	29,383
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	503	—	503
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$28,880	$142,919	$1,908	$(137,765)	$(7,062)	$28,880

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(154,848)	$291,455	$43,186	$122,059	$—	$301,852
Cash Flows from Investing Activities:
Capital expenditures	—	(171,331)	(4,800)	(101,255)	—	(277,386)
Cash paid for acquisitions, net of cash acquired	—	1,117	—	(47,483)	—	(46,366)
Intercompany loans to subsidiaries	541,044	768,486	—	—	(1,309,530)	—
Investment in subsidiaries	(19,508)	(19,508)	—	—	39,016	—
Additions to customer relationship and acquisition costs	—	(20,607)	(767)	(4,473)	—	(25,847)
Proceeds from sales of property and equipment and other, net (including real estate)	—	2,406	64	15,837	—	18,307
Cash Flows from Investing Activities	521,536	560,563	(5,503)	(137,374)	(1,270,514)	(331,292)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,571,268)	(518,520)	(135,775)	—	(8,225,563)
Proceeds from revolving credit and term loan facilities and other debt	—	7,391,058	480,387	190,302	—	8,061,747
Early retirement of senior subordinated notes	(247,275)	—	—	—	—	(247,275)
Net proceeds from sales of senior notes	—	—	—	642,417	—	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	5,716	—	(20,431)	—	(14,715)
Intercompany loans from parent	—	(653,034)	3,571	(660,067)	1,309,530	—
Equity contribution from parent	—	19,508	—	19,508	(39,016)	—
Parent cash dividends	(157,018)	—	—	—	—	(157,018)
Proceeds from exercise of stock options and employee stock purchase plan	37,356	—	—	—	—	37,356
Excess tax benefit (deficiency) from stock-based compensation	40	—	—	—	—	40
Payment of debt financing and stock issuance costs	(1,034)	(499)	(12)	(611)	—	(2,156)
Cash Flows from Financing Activities	(367,931)	(808,519)	(34,574)	35,343	1,270,514	94,833
Effect of exchange rates on cash and cash equivalents	—	(895)	399	(1,435)	—	(1,931)
(Decrease) Increase in cash and cash equivalents	(1,243)	42,604	3,508	18,593	—	63,462
Cash and cash equivalents, beginning of period	1,243	10,366	1,094	107,823	—	120,526
Cash and cash equivalents, end of period	$—	$52,970	$4,602	$126,416	$—	$183,988

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(130,151)	$365,002	$27,249	$57,995	$—	$320,095
Cash Flows from Investing Activities:
Capital expenditures	—	(128,461)	(11,341)	(62,779)	—	(202,581)
Cash paid for acquisitions, net of cash acquired	—	(9,871)	(5,260)	(12,844)	—	(27,975)
Intercompany loans to subsidiaries	(290,254)	136,995	—	—	153,259	—
Investment in subsidiaries	(16,000)	(16,000)	—	—	32,000	—
Decrease in restricted cash	33,860	—	—	—	—	33,860
Additions to customer relationship and acquisition costs	—	(26,920)	(677)	(7,566)	—	(35,163)
Proceeds from sales of property and equipment and other, net (including real estate)	—	475	32	1,525	—	2,032
Cash Flows from Investing Activities	(272,394)	(43,782)	(17,246)	(81,664)	185,259	(229,827)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(6,732,070)	(510,109)	(1,297,398)	—	(8,539,577)
Proceeds from revolving credit and term loan facilities and other debt	—	6,169,400	507,741	1,465,302	—	8,142,443
Net proceeds from sales of senior notes	985,000	—	—	—	—	985,000
Debt (repayment to) financing and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(1,260)	—	(1,260)
Intercompany loans from parent	—	298,690	(636)	(144,795)	(153,259)	—
Equity contribution from parent	—	16,000	—	16,000	(32,000)	—
Parent cash dividends	(303,712)	—	—	—	—	(303,712)
Proceeds from exercise of stock options and employee stock purchase plan	13,988	—	—	—	—	13,988
Excess tax benefit (deficiency) from stock-based compensation	323	—	—	—	—	323
Payment of debt financing and stock issuance costs	(29)	(10,661)	—	(975)	—	(11,665)
Cash Flows from Financing Activities	695,570	(258,641)	(3,004)	36,874	(185,259)	285,540
Effect of exchange rates on cash and cash equivalents	—	(67)	(802)	(7,973)	—	(8,842)
Increase (Decrease) in cash and cash equivalents	293,025	62,512	6,197	5,232	—	366,966
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$295,424	$67,225	$11,176	$119,074	$—	$492,899

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information

As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
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

•
Corporate and Other Business—consists of our data center business in the United States, the primary product offering of our Adjacent Businesses segment (which was formerly referred to as our Emerging Business segment), as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock‑based employee compensation expense associated with all Employee Stock‑Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Three Months Ended September 30, 2014
Total Revenues	$450,279	$96,735	$115,218	$116,947	$3,518	$782,697
Depreciation and Amortization	47,686	2,377	13,750	16,724	8,657	89,194
Depreciation	42,958	2,281	11,659	11,249	8,612	76,759
Amortization	4,728	96	2,091	5,475	45	12,435
Adjusted OIBDA	179,590	54,799	35,923	18,867	(53,788)	235,391
Expenditures for Segment Assets	47,047	2,727	10,477	23,730	13,297	97,278
Capital Expenditures	41,854	2,727	8,632	23,609	11,819	88,641
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	—	—	—	—
Additions to Customer Relationship and Acquisition Costs	5,193	—	1,845	121	1,478	8,637
Three Months Ended September 30, 2015
Total Revenues	441,237	97,385	100,938	101,392	5,577	746,529
Depreciation and Amortization	45,985	5,389	11,287	14,238	9,593	86,492
Depreciation	41,034	5,142	9,792	9,830	9,684	75,482
Amortization	4,951	247	1,495	4,408	(91)	11,010
Adjusted OIBDA	175,331	50,268	31,511	20,545	(49,820)	227,835
Expenditures for Segment Assets	42,670	1,891	7,138	17,809	10,934	80,442
Capital Expenditures	32,026	1,891	3,417	14,957	10,934	63,225
Cash Paid for Acquisitions, Net of Cash Acquired	3,986	—	—	2,275	—	6,261
Additions to Customer Relationship and Acquisition Costs	6,658	—	3,721	577	—	10,956
Nine Months Ended September 30, 2014
Total Revenues	1,348,682	291,010	350,746	339,439	9,838	2,339,715
Depreciation and Amortization	135,999	12,345	42,511	48,521	25,192	264,568
Depreciation	121,923	12,122	35,731	32,997	25,103	227,876
Amortization	14,076	223	6,780	15,524	89	36,692
Adjusted OIBDA	524,226	168,887	104,881	64,376	(156,606)	705,764
Total Assets (1)	3,627,490	662,175	1,045,687	995,236	305,751	6,636,339
Expenditures for Segment Assets	137,761	13,047	30,521	118,503	49,767	349,599
Capital Expenditures	119,093	12,936	27,278	69,790	48,289	277,386
Cash Paid for Acquisitions, Net of Cash Acquired	(1,077)	(40)	296	47,187	—	46,366
Additions to Customer Relationship and Acquisition Costs	19,745	151	2,947	1,526	1,478	25,847
Nine Months Ended September 30, 2015
Total Revenues	1,332,811	294,220	301,910	311,805	14,803	2,255,549
Depreciation and Amortization	137,581	16,231	34,498	43,077	28,605	259,992
Depreciation	122,705	15,726	30,066	29,446	28,554	226,497
Amortization	14,876	505	4,432	13,631	51	33,495
Adjusted OIBDA	533,598	152,178	88,859	61,430	(153,784)	682,281
Total Assets (1)	3,610,618	645,832	923,358	845,341	644,673	6,669,822
Expenditures for Segment Assets	129,512	15,879	19,676	61,111	39,541	265,719
Capital Expenditures	96,135	8,837	11,967	48,500	37,142	202,581
Cash Paid for Acquisitions, Net of Cash Acquired	12,764	(21)	2,510	10,323	2,399	27,975
Additions to Customer Relationship and Acquisition Costs	20,613	7,063	5,199	2,288	—	35,163
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

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
A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and (gain) loss on sale of real estate on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Adjusted OIBDA	$235,391	$227,835	$705,764	$682,281
Less: Depreciation and Amortization	89,194	86,492	264,568	259,992
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	184	(141)	1,229	707
Recall Costs(1)	—	14,662	—	20,324
REIT Costs(2)	4,537	—	18,585	—
Interest Expense, Net	63,220	65,135	187,733	196,120
Other Expense (Income), Net	22,508	35,246	22,987	59,599
Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	$55,748	$26,441	$210,662	$145,539
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
(8) Commitments and Contingencies
a.    Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $6,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies (Continued)

b. Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We have been sued by five customers, of which three of those matters have been settled. We have also received correspondence from other customers, under various theories of liabilities. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. We sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.
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
(9) Stockholders' Equity Matters
In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
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
In fiscal year 2014 and in the first nine months of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014 (1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014 (2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Overhead Optimization Plan

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy. As a result of these realignments, we recorded a charge in selling, general and administrative expenses of approximately $9,100 during the third quarter of 2015, primarily related to employee severance and associated benefits. Of this charge, approximately $5,300, $200, $1,400 and $2,200 is reflected in the results of operations of our North American Records and Information Management Business, North American Data Management Business, Western European Business and Corporate and Other Business segments, respectively. We had $4,929 accrued as of September 30, 2015 related to this plan. We expect that this liability will be paid throughout the fourth quarter of 2015 and the first half of 2016.
(11) Subsequent Events
In October 2015, utilizing the funds invested in money market funds and capacity under the New Revolving Credit Facility as of September 30, 2015 created by applying a portion of the net proceeds from the issuance of the 6% Notes due 2020 to the repayment of borrowings under the New Revolving Credit Facility, IMI redeemed all of the outstanding 6 3/4% Notes, 7 3/4% Notes, and 8 3/8% Notes. A debt extinguishment charge of approximately $25,200 will be recorded to other expense (income), net in the fourth quarter of 2015 related to the redemption of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2015, included herein, and for the year ended December 31, 2014, included in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on May 7, 2015 (our "Current Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2015 consolidated revenue internal growth rate and capital expenditures, (4) expected target leverage ratio, (5) the proposed acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed (the "Recall Agreement") with Recall, including our expected consideration to be paid to Recall shareholders, expected total cost of the Recall Transaction (as defined below) and expected time of closing, and (6) expected cost savings associated with the Transformation Initiative (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
In addition, with respect to the potential Recall transaction, our ability to close the proposed transaction in accordance with the terms of the Recall Agreement, or at all, is dependent on our and Recall's ability to satisfy the closing conditions set forth in the Recall Agreement, including the receipt of governmental and shareholder approvals. Additional risks and facts that may affect results are set forth in our filings with the SEC, including under "Item 1A. Risk Factors" in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ending December 31, 2014 filed with the SEC on February 27, 2015 (our “Annual Report”) and our Current Report.

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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Operating Income	$141,476	$126,822	$421,382	$401,258
Add: Depreciation and Amortization	89,194	86,492	264,568	259,992
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	184	(141)	1,229	707
Recall Costs(1)	—	14,662	—	20,324
REIT Costs(2)	4,537	—	18,585	—
Adjusted OIBDA	$235,391	$227,835	$705,764	$682,281
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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Reported EPS—Fully Diluted from Continuing Operations	$—	$0.11	$1.63	$0.56
Add: Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	0.01	—
Gain on Sale of Real Estate, Net of Tax	—	—	(0.04)	—
Other Expense, Net	0.12	0.17	0.12	0.28
Recall Costs	—	0.07	—	0.10
REIT Costs	0.02	—	0.10	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.21	(0.04)	(0.72)	(0.05)
Adjusted EPS—Fully Diluted from Continuing Operations	$0.35	$0.31	$1.10	$0.89
_______________________________________________________________________________

(1)
The Adjusted EPS for the three and nine months ended September 30, 2014 reflects an estimated annual effective tax rate of approximately 16.3%. The Adjusted EPS for the three and nine months ended September 30, 2015 reflects an estimated annual effective tax rate of approximately 16.5%.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income attributable to Iron Mountain Incorporated excluding (i) gain on sale of real estate, net of tax and (ii) depreciation on real estate assets (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clear view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income attributable to Iron Mountain Incorporated. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) Recall Costs; (4) REIT Costs; (5) other expense (income), net; (6) deferred income taxes and REIT tax adjustments; (7) income (loss) from discontinued operations, net of tax; and (8) gain (loss) on sale of discontinued operations, net of tax.
Reconciliation of Net Income Attributable to Iron Mountain Incorporated to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net Income Attributable to Iron Mountain Incorporated	$66	$23,110	$313,370	$117,536
Add: Real Estate Depreciation(1)	45,416	44,896	137,742	134,454
Gain on Sale of Real Estate, Net of Tax	—	(850)	(7,468)	(850)
FFO (NAREIT)	45,482	67,156	443,644	251,140
Add: Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	184	(141)	1,229	707
Other Expense (Income), Net(2)	22,508	35,246	22,987	59,599
Deferred Income Taxes and REIT Tax Adjustments(3)	37,780	(685)	(148,109)	(7,175)
Loss from Discontinued Operations, Net of Tax	—	—	938	—
Recall Costs	—	14,662	—	20,324
REIT Costs	4,537	—	18,585	—
FFO (Normalized)	$110,491	$116,238	$339,274	$324,595
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements and racking).

(2)
Includes foreign currency transaction gains and losses, net of $32.5 million and $56.5 million in the three and nine months ended September 30, 2015, respectively, and $23.5 million and $25.6 million in the three and nine months ended September 30, 2014, respectively.

(3)	REIT Tax Adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to the REIT conversion (including the impact of amended tax returns).

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for our year beginning January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, with the prior period impact of the adjustment being disclosed within the consolidated financial statements. ASU 2015-16 is effective for us on January 1, 2016, with early adoption permitted. We adopted ASU 2015-16 during the third quarter of 2015. This pronouncement did not have a material impact on our consolidated financial statements.
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2015 within each section. Trends and changes that are consistent with the three and nine month periods are not repeated and are discussed on a year to date basis.
Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225.0 million Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of September 30, 2015, pay approximately US$319.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of September 30, 2015, would result in a total purchase price to Recall shareholders of approximately $1,880.0 million. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the New York Stock Exchange (the "NYSE") to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the Australian Securities Exchange (the “ASX”) to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.
Divestitures
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the ‘‘International Shredding Operations’’) in a stock transaction for approximately $26.2 million of cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation. Revenues from our International Shredding Operations during the nine months ended September 30, 2014 and the full year 2014 represented less than 1% of our consolidated revenues. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in Ireland and the United Kingdom were previously included in the Western European Business segment.

Overhead Optimization Plan
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"). The Transformation Initiative is expected to generate annual cost savings of approximately $125.0 million by 2018. Actions we have taken to date under the Transformation Initiative are expected to deliver approximately $50.0 million of cost savings in 2016. As a result of these actions, we recorded a charge in selling, general and administrative expenses of $9.1 million during the third quarter of 2015, primarily related to employee severance and associated benefits. Of this charge, approximately $5.3 million, $0.2 million, $1.4 million and $2.2 million is reflected in the results of operations of our North American Records and Information Management Business, North American Data Management Business, Western European Business and Corporate and Other Business segments, respectively. As we quantify incremental costs associated with future Transformation Initiative actions to achieve our $125.0 million cost reduction goal, we will disclose the relevant cost estimates and charges in the period that such actions are approved.
General
As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
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
	2014	2015
Australian dollar	$0.925	$0.726	(21.5)%
Brazilian real	$0.440	$0.284	(35.5)%
British pound sterling	$1.670	$1.549	(7.2)%
Canadian dollar	$0.919	$0.765	(16.8)%
Euro	$1.325	$1.113	(16.0)%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.918	$0.763	(16.9)%
Brazilian real	$0.437	$0.320	(26.8)%
British pound sterling	$1.669	$1.532	(8.2)%
Canadian dollar	$0.914	$0.795	(13.0)%
Euro	$1.356	$1.115	(17.8)%

Results of Operations
Comparison of three and nine months ended September 30, 2015 to three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$782,697	$746,529	$(36,168)	(4.6)%
Operating Expenses	641,221	619,707	(21,514)	(3.4)%
Operating Income	141,476	126,822	(14,654)	(10.4)%
Other Expenses, Net	140,618	103,305	(37,313)	(26.5)%
Income from Continuing Operations	858	23,517	22,659	2,640.9%
Loss from Discontinued Operations, Net of Tax	—	—	—	—%
Net Income	858	23,517	22,659	2,640.9%
Net Income Attributable to Noncontrolling Interests	792	407	(385)	(48.6)%
Net Income Attributable to Iron Mountain Incorporated	$66	$23,110	$23,044	34,915.2%
Adjusted OIBDA(1)	$235,391	$227,835	$(7,556)	(3.2)%
Adjusted OIBDA Margin(1)	30.1%	30.5%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$2,339,715	$2,255,549	$(84,166)	(3.6)%
Operating Expenses	1,918,333	1,854,291	(64,042)	(3.3)%
Operating Income	421,382	401,258	(20,124)	(4.8)%
Other Expenses, Net	105,101	281,995	176,894	168.3%
Income from Continuing Operations	316,281	119,263	(197,018)	(62.3)%
Loss from Discontinued Operations, Net of Tax	(938)	—	938	100.0%
Net Income	315,343	119,263	(196,080)	(62.2)%
Net Income Attributable to Noncontrolling Interests	1,973	1,727	(246)	(12.5)%
Net Income Attributable to Iron Mountain Incorporated	$313,370	$117,536	$(195,834)	(62.5)%
Adjusted OIBDA(1)	$705,764	$682,281	$(23,483)	(3.3)%
Adjusted OIBDA Margin(1)	30.2%	30.2%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$469,064	$460,052	$(9,012)	(1.9)%	4.1%	2.8%
Service	313,633	286,477	(27,156)	(8.7)%	(1.6)%	(0.9)%
Total Revenues	$782,697	$746,529	$(36,168)	(4.6)%	1.8%	1.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$1,394,842	$1,380,133	$(14,709)	(1.1)%	4.3%	2.8%
Service	944,873	875,416	(69,457)	(7.4)%	(1.2)%	(0.6)%
Total Revenues	$2,339,715	$2,255,549	$(84,166)	(3.6)%	2.1%	1.5%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates.

(2)
Our revenue internal growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate revenue internal growth in local currency for our international operations.

Consolidated storage rental revenues decreased $9.0 million, or 1.9%, to $460.1 million and $14.7 million, or 1.1%, to $1,380.1 million for the three and nine months ended September 30, 2015, respectively, from $469.1 million and $1,394.8 million for the three and nine months ended September 30, 2014, respectively. Consolidated storage rental internal growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign exchange rates compared to the three and nine months ended September 30, 2014. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rates for the three and nine months ended September 30, 2015 by 6.0% and 5.4%, respectively, compared to the same prior year periods. This decrease was partially offset by storage rental revenue internal growth of 2.8% in each of the three and nine months ended September 30, 2015, as well as the net impact of acquisitions/divestitures of 1.3% and 1.5% in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. Our consolidated storage rental revenue internal growth in the first nine months of 2015 was driven by sustained storage rental revenue internal growth of 5.3%, 2.8% and 11.4% in our North American Data Management, Western European and Other International Business segments, respectively. Global records management net volumes as of September 30, 2015 increased by 2.7% over the ending volume at September 30, 2014, supported by 8.7% volume increases in our Other International Business segment.
Consolidated service revenues decreased $27.2 million, or 8.7%, to $286.5 million and $69.5 million, or 7.4%, to $875.4 million for the three and nine months ended September 30, 2015, respectively, from $313.6 million and $944.9 million for the three and nine months ended September 30, 2014, respectively. Service revenue internal growth was negative 0.9% and negative 0.6% for the three and nine months ended September 30, 2015, respectively, compared to the same prior year periods. The negative service revenue internal growth for the three and nine months ended September 30, 2015, respectively, reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the North American Data Management Business segment are reflecting more recent reductions in service activity levels. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 7.1% and 6.2% for the three and nine months ended September 30, 2015, respectively, compared to the same prior year periods. Net acquisitions/divestitures decreased reported service revenues by 0.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a $19.0 million reduction in consolidated service revenue associated with the disposition of our International Shredding Operations.

For the reasons stated above, our consolidated revenues decreased $36.2 million, or 4.6%, to $746.5 million and $84.2 million, or 3.6%, to $2,255.5 million for the three and nine months ended September 30, 2015, respectively, from $782.7 million and $2,339.7 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 6.4% and 5.7%, respectively, compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. This decrease was partially offset by consolidated revenue internal growth of 1.3% and 1.5% in the three and nine months ended September 30, 2015, respectively, as well as the net impact of acquisitions/divestitures of 0.5% and 0.6% in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014.
Internal Growth—Eight-Quarter Trend

	2013	2014				2015
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	1.3%	1.4%	1.6%	2.2%	3.5%	3.0%	2.7%	2.8%
Service Revenue	(4.4)%	(0.7)%	(1.9)%	(2.7)%	2.3%	(1.0)%	—%	(0.9)%
Total Revenue	(1.1)%	0.5%	0.1%	0.2%	3.0%	1.4%	1.6%	1.3%

We expect our consolidated revenue internal growth rate for 2015 to be approximately 1% to 2%. During the past eight quarters, our storage rental revenue internal growth rate has ranged between 1.3% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past two fiscal years, averaging between 2.1% and 2.2% for full-year 2013 and 2014. At various points in the economic cycle, storage rental revenue internal growth may be influenced by changes in pricing and volume. Recently, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. In addition, we are working on enhancing our pricing strategy through implementing a statistical-based approach, which enables customized pricing based on customer profiles and needs. Within our international portfolio, the Western European Business segment is generating consistent low-to-mid single-digit storage rental revenue internal growth, while the Other International Business segment is producing strong double-digit storage rental revenue internal growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
Labor	$166,133	$158,905	$(7,228)	(4.4)%	4.0%	21.2%	21.3%	0.1%
Facilities	107,966	105,024	(2,942)	(2.7)%	4.3%	13.8%	14.1%	0.3%
Transportation	30,506	24,958	(5,548)	(18.2)%	(12.9)%	3.9%	3.3%	(0.6)%
Product Cost of Sales and Other	30,901	28,776	(2,125)	(6.9)%	2.1%	3.9%	3.9%	—%
	$335,506	$317,663	$(17,843)	(5.3)%	2.4%	42.9%	42.6%	(0.3)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
Labor	$501,025	$484,389	$(16,636)	(3.3)%	3.8%	21.4%	21.5%	0.1%
Facilities	330,227	319,833	(10,394)	(3.1)%	2.8%	14.1%	14.2%	0.1%
Transportation	89,338	75,310	(14,028)	(15.7)%	(11.0)%	3.8%	3.3%	(0.5)%
Product Cost of Sales and Other	87,022	86,068	(954)	(1.1)%	7.6%	3.7%	3.8%	0.1%
	$1,007,612	$965,600	$(42,012)	(4.2)%	2.5%	43.1%	42.8%	(0.3)%

Labor
Labor expense increased to 21.5% of consolidated revenues in the nine months ended September 30, 2015 compared to 21.4% in the nine months ended September 30, 2014. Labor costs were favorably impacted by 7.1 percentage points due to currency rate changes during the nine months ended September 30, 2015. Labor expense for the nine months ended September 30, 2015 increased by 3.8% on a constant dollar basis compared to the nine months ended September 30, 2014. This increase was primarily due to a $13.5 million increase in labor costs in our Other International Business segment, primarily associated with the impact of recent acquisitions, and a $7.7 million increase in labor costs in our North American Records and Information Management Business segment, primarily associated with an increase in medical expenses. These increases were partially offset by a $1.3 million reduction in restructuring costs, primarily associated with our North American Records and Information Management Business segment, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Facilities
Facilities costs increased to 14.2% of consolidated revenues in the nine months ended September 30, 2015 compared to 14.1% in the nine months ended September 30, 2014. Facilities costs were favorably impacted by 5.9 percentage points due to currency rate changes during the nine months ended September 30, 2015. Rent expense increased by $6.7 million on a constant dollar basis for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by increased costs in our Other International Business segment. Other facilities costs increased by $2.1 million on a constant dollar basis for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to higher property taxes and common area charges of $2.9 million and building maintenance and security costs of $3.1 million, partially offset by a decrease in insurance costs of $4.2 million primarily associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014.

Transportation
Transportation costs decreased by $9.3 million on a constant dollar basis in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of decreased fuel and insurance costs of $5.8 million and $2.6 million, respectively. Transportation costs were favorably impacted by 4.7 percentage points due to currency rate changes during the nine months ended September 30, 2015.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the nine months ended September 30, 2015, product cost of sales and other decreased by $1.0 million compared to the nine months ended September 30, 2014 on an actual basis, primarily associated with lower special project costs within our North American Records and Information Management Business and Other International Business segments. These costs were favorably impacted by 8.7 percentage points due to currency rate changes during the nine months ended September 30, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$132,335	$130,957	$(1,378)	(1.0)%	4.9%	16.9%	17.5%	0.6%
Sales, Marketing & Account Management	53,239	54,079	840	1.6%	7.4%	6.8%	7.2%	0.4%
Information Technology	25,579	25,433	(146)	(0.6)%	4.7%	3.3%	3.4%	0.1%
Bad Debt Expense	5,184	5,224	40	0.8%	1.6%	0.7%	0.7%	—%
	$216,337	$215,693	$(644)	(0.3)%	5.4%	27.6%	28.9%	1.3%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$394,468	$375,893	$(18,575)	(4.7)%	0.4%	16.9%	16.7%	(0.2)%
Sales, Marketing & Account Management	159,390	160,959	1,569	1.0%	6.1%	6.8%	7.1%	0.3%
Information Technology	76,408	75,493	(915)	(1.2)%	3.5%	3.3%	3.3%	—%
Bad Debt Expense	14,658	15,647	989	6.7%	8.3%	0.6%	0.7%	0.1%
	$644,924	$627,992	$(16,932)	(2.6)%	2.3%	27.6%	27.8%	0.2%

General and Administrative
General and administrative expenses increased to 17.5% of consolidated revenues during the three months ended September 30, 2015 compared to 16.9% in the three months ended September 30, 2014. On a constant dollar basis, general and administrative expenses increased by $6.1 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of a $14.7 million increase in Recall Costs and a $5.0 million increase in costs associated with the Transformation Initiative. These increases were partially offset by a $4.5 million decrease in REIT Costs, a $3.8 million decrease in professional fees and other overhead expenses and a $3.4 million decrease in compensation costs primarily associated with incentive compensation. General and administrative expenses decreased to 16.7% of consolidated revenues during the nine months ended September 30, 2015 compared to 16.9% in the nine months ended September 30, 2014. On a constant dollar basis, general and administrative expenses increased by $1.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of a $20.3 million increase in Recall Costs, a $5.0 million increase in costs associated with the Transformation Initiative and a $2.1 million increase in general and administrative expenses associated with our Other International Business segment, partially offset by a $18.6 million decrease in REIT Costs, a $5.3 million decrease in professional fees associated with our North American Records and Information Management Business segment and a $2.2 million decrease in restructuring costs. General and administrative expenses were favorably impacted by 5.1 percentage points due to currency rate changes during the nine months ended September 30, 2015.
Sales, Marketing & Account Management
Sales, marketing and account management expenses increased to 7.1% of consolidated revenues during the nine months ended September 30, 2015 compared to 6.8% in the nine months ended September 30, 2014. On a constant dollar basis, sales, marketing and account management expenses during the nine months ended September 30, 2015 increased by $9.2 million compared to the nine months ended September 30, 2014, primarily due to an increase in compensation expenses of $5.7 million, primarily associated with higher sales commissions in our North American Data Management Business segment, as well as an increase in marketing expenses of $2.3 million. Sales, marketing and account management expenses were favorably impacted by 5.1 percentage points due to currency rate changes during the nine months ended September 30, 2015.

Information Technology
On a constant dollar basis, information technology expenses increased $2.6 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased compensation expenses of $2.2 million. Information technology expenses were favorably impacted by 4.7 percentage points due to currency rate changes during the nine months ended September 30, 2015.
Bad Debt Expense
Consolidated bad debt expense for the nine months ended September 30, 2015 increased $1.0 million to $15.6 million (0.7% of consolidated revenues) from $14.7 million (0.6% of consolidated revenues) in the nine months ended September 30, 2014. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $10.9 million on a constant dollar basis for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.
Amortization expense increased $0.4 million on a constant dollar basis for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.
Consolidated (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $(0.1) million and $0.7 million for the three and nine months ended September 30, 2015, respectively. Gains in the three months ended September 30, 2015 were primarily associated with the disposal of leased vehicles in our North American Records and Information Management Business segment. Losses in the nine months ended September 30, 2015 consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.2 million for the nine months ended September 30, 2014 and consisted primarily of losses associated with the disposal of certain equipment associated with our North American Records and Information Management Business segment and the write-off of certain software associated with our Western European Business segment.

OPERATING INCOME AND ADJUSTED OIBDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated operating income and Adjusted OIBDA:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2014	2015
Operating Income	$141,476	$126,822	$(14,654)	(10.4)%
Operating Income as a Percentage of Consolidated Revenue	18.1%	17.0%
Adjusted OIBDA	235,391	227,835	(7,556)	(3.2)%
Adjusted OIBDA Margin	30.1%	30.5%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2014	2015
Operating Income	$421,382	$401,258	$(20,124)	(4.8)%
Operating Income as a Percentage of Consolidated Revenue	18.0%	17.8%
Adjusted OIBDA	705,764	682,281	(23,483)	(3.3)%
Adjusted OIBDA Margin	30.2%	30.2%
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $1.9 million to $65.1 million (8.7% of consolidated revenues) and $8.4 million to $196.1 million (8.7% of consolidated revenues) for the three and nine months ended September 30, 2015, respectively, from $63.2 million (8.1% of consolidated revenues) and $187.7 million (8.0% of consolidated revenues) for the three and nine months ended September 30, 2014, respectively, primarily due to the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal amount of the 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"), partially offset by the redemption in December 2014 of $306.0 million aggregate principal outstanding of our 8 3/8% Senior Subordinated Notes due 2021, as well as the redemption in January 2014 of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014. Our weighted average interest rate was 5.8% and 6.3% at September 30, 2015 and 2014, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2014	2015		2014	2015
Foreign currency transaction (gains) losses, net	$23,500	$32,539	$9,039	$25,591	$56,461	$30,870
Debt extinguishment expense, net	—	2,156	2,156	—	2,156	2,156
Other, net	(992)	551	1,543	(2,604)	982	3,586
	$22,508	$35,246	$12,738	$22,987	$59,599	$36,612
We recorded net foreign currency transaction losses of $56.5 million in the nine months ended September 30, 2015, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2014, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from changes in the exchange rate of the British pound sterling as it relates to our intercompany balances with and between our European subsidiaries, and Euro denominated bonds issued by Iron Mountain Incorporated ("IMI").
We recorded net foreign currency transaction losses of $25.6 million in the nine months ended September 30, 2014, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, British pound sterling, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as losses on Australian dollar and Euro forward contracts. These losses were partially offset by gains primarily from British pound sterling borrowings on our revolving credit facility, British pound sterling forward contracts, and Euro denominated bonds issued by IMI.

We recorded a charge of approximately $2.2 million in the third quarter of 2015 related to the refinancing of the Credit Agreement (as defined below), representing a write-off of unamortized deferred financing costs.

Other, net in the nine months ended September 30, 2015 consisted primarily of $0.6 million related to the write-down of certain investments. Other, net in the nine months ended September 30, 2014 consisted primarily of $0.9 million of royalty income and $0.9 million of gains associated with a deferred compensation plan.
Provision for Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our domestic taxable REIT subsidiaries ("TRSs"), as well as between the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
Our effective tax rates for the three and nine months ended September 30, 2015 were 14.3% and 18.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates and state income taxes (net of federal tax benefit). In the third quarter of 2015, we recorded a tax benefit of $4.1 million related to the expiration of certain statutes of limitations and an out-of-period tax adjustment ($9.0 million tax benefit) to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014.

As a result of our REIT conversion, we recorded a net tax benefit of $212.2 million during the nine months ended September 30, 2014 for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion. Also, in the third quarter of 2014, we recorded an increase of $26.4 million to the tax provision related to certain amended tax returns filed principally to reflect tax accounting method changes consistent with our REIT conversion. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate in the three and nine months ended September 30, 2014 were an increase of $13.2 million and $49.3 million, respectively, in our tax provision associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax adjustments related to the REIT conversion, including a tax benefit of $8.0 million and $41.8 million, respectively, primarily related to the dividends paid deduction.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our TRSs.
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the nine months ended September 30, 2015 was $0.9 million, net of tax of $0.2 million, associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate for the nine months ended September 30, 2014 was $7.5 million, net of tax of $2.0 million associated with the sale of two buildings in the United Kingdom.
INCOME FROM CONTINUING OPERATIONS (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2014	2015
Income from Continuing Operations	$858	$23,517	$22,659	2,640.9%
Income from Continuing Operations as a Percentage of Consolidated Revenue	0.1%	3.2%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2014	2015
Income from Continuing Operations	$316,281	$119,263	$(197,018)	(62.3)%
Income from Continuing Operations as a Percentage of Consolidated Revenue	13.5%	5.3%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.9 million for the nine months ended September 30, 2014, primarily related to legal reserves.
NONCONTROLLING INTERESTS
For the three and nine months ended September 30, 2015, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.4 million and $1.7 million, respectively. For the three and nine months ended September 30, 2014, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.8 million and $2.0 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Additionally, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Previously reported segment information has been restated to conform to the current period presentation.
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

•
Corporate and Other Business—consists of our data center business in the United States, the primary product offering of our Adjacent Businesses segment (which was formerly referred to as our Emerging Businesses segment), as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$271,417	$269,239	$(2,178)	(0.8)%	0.9%	(0.3)%
Service	178,862	171,998	(6,864)	(3.8)%	(1.6)%	(2.6)%
Segment Revenue	$450,279	$441,237	$(9,042)	(2.0)%	(0.1)%	(1.2)%
Segment Adjusted OIBDA(1)	$179,590	$175,331	$(4,259)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	39.9%	39.7%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$810,402	$809,039	$(1,363)	(0.2)%	1.2%	—%
Service	538,280	523,772	(14,508)	(2.7)%	(1.0)%	(1.9)%
Segment Revenue	$1,348,682	$1,332,811	$(15,871)	(1.2)%	0.3%	(0.7)%
Segment Adjusted OIBDA(1)	$524,226	$533,598	$9,372
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.9%	40.0%
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

For the three and nine months ended September 30, 2015, reported revenue in our North American Records and Information Management Business segment decreased 2.0% and 1.2%, respectively, compared to the three and nine months ended September 30, 2014, primarily due to negative internal growth and foreign currency exchange rate fluctuations. For the three and nine months ended September 30, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.9% and 1.5%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Negative internal growth of 1.2% and 0.7% in the three and nine months ended September 30, 2015, respectively, was primarily the result of negative service revenue internal growth of 2.6% and 1.9% in the three and nine months ended September 30, 2015, respectively, resulting from reduced retrieval/re-file activity and a related decrease in transportation revenues. Net acquisitions/divestitures increased reported revenue in our North American Records and Information Management Business segment by 1.1% and 1.0% in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. Adjusted OIBDA as a percentage of segment revenue increased 110 basis points during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by a $6.4 million decrease in professional fees, a $5.8 million decrease in fuel and insurance costs and a $4.0 million decrease in incentive compensation, as well as a decrease in sales, marketing and account management costs. These decreases were partially offset by the $5.3 million of employee severance costs during the nine months ended September 30, 2015 associated with the Transformation Initiative.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$61,250	$63,947	$2,697	4.4%	5.6%	5.4%
Service	35,485	33,438	(2,047)	(5.8)%	(4.6)%	(4.9)%
Segment Revenue	$96,735	$97,385	$650	0.7%	1.9%	1.6%
Segment Adjusted OIBDA(1)	$54,799	$50,268	$(4,531)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	56.6%	51.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$183,424	$191,867	$8,443	4.6%	5.5%	5.3%
Service	107,586	102,353	(5,233)	(4.9)%	(4.0)%	(4.1)%
Segment Revenue	$291,010	$294,220	$3,210	1.1%	2.0%	1.8%
Segment Adjusted OIBDA(1)	$168,887	$152,178	$(16,709)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	58.0%	51.7%
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

During the three and nine months ended September 30, 2015, reported revenue in our North American Data Management Business segment increased 0.7% and 1.1%, respectively, compared to the three and nine months ended September 30, 2014, primarily due to internal growth of 1.6% and 1.8% in the three and nine months ended September 30, 2015, respectively. The internal revenue growth was primarily attributable to storage rental revenue internal growth of 5.4% and 5.3% for the three and nine months ended September 30, 2015, respectively, partially offset by negative service revenue internal growth of 4.9% and 4.1% in the three and nine months ended September 30, 2015, respectively, which was due to declines in service revenue activity levels as the business becomes more archival in nature. For the three and nine months ended September 30, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 1.2% and 0.9%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 630 basis points during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased overhead expenses of $12.7 million, primarily associated with higher sales, marketing and account management expenses and, to a lesser extent, reduced gross profit related to a decline in service revenues without a corresponding decrease in costs.

Western European Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$67,277	$61,654	$(5,623)	(8.4)%	2.5%	1.4%
Service	47,941	39,284	(8,657)	(18.1)%	(8.2)%	(1.3)%
Segment Revenue	$115,218	$100,938	$(14,280)	(12.4)%	(1.9)%	0.3%
Segment Adjusted OIBDA(1)	$35,923	$31,511	$(4,412)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	31.2%	31.2%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$199,438	$182,825	$(16,613)	(8.3)%	4.0%	2.8%
Service	151,308	119,085	(32,223)	(21.3)%	(10.6)%	(2.9)%
Segment Revenue	$350,746	$301,910	$(48,836)	(13.9)%	(2.3)%	0.5%
Segment Adjusted OIBDA(1)	$104,881	$88,859	$(16,022)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.9%	29.4%
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

During the three and nine months ended September 30, 2015, reported revenue in our Western European Business segment decreased 12.4% and 13.9%, respectively, compared to the three and nine months ended September 30, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations resulted in decreased revenue in the three and nine months ended September 30, 2015, respectively, as measured in United States dollars, of approximately 10.5% and 11.6%, as compared to the same prior year periods, due to the weakening of the British pound sterling and the Euro against the United States dollar. Internal revenue growth for the three and nine months ended September 30, 2015 was 0.3% and 0.5%, respectively, supported by 1.4% and 2.8% storage rental revenue internal growth in the three and nine months ended September 30, 2015, respectively. Net acquisitions/divestitures decreased reported revenue in our Western European Business segment by 2.8% in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to an $12.1 million reduction in reported service revenues associated with the disposition of our shredding operations in the United Kingdom and Ireland in December 2014. Adjusted OIBDA as a percentage of segment revenue decreased 50 basis points during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in legal reserves.

Other International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$66,061	$59,176	$(6,885)	(10.4)%	15.0%	11.5%
Service	50,886	42,216	(8,670)	(17.0)%	9.5%	12.3%
Segment Revenue	$116,947	$101,392	$(15,555)	(13.3)%	12.6%	11.8%
Segment Adjusted OIBDA(1)	$18,867	$20,545	$1,678
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	16.1%	20.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$192,797	$182,653	$(10,144)	(5.3)%	16.2%	11.4%
Service	146,642	129,152	(17,490)	(11.9)%	10.1%	10.9%
Segment Revenue	$339,439	$311,805	$(27,634)	(8.1)%	13.6%	11.2%
Segment Adjusted OIBDA(1)	$64,376	$61,430	$(2,946)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.0%	19.7%
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

During the three and nine months ended September 30, 2015, reported revenues in our Other International Business segment decreased 13.3% and 8.1%, respectively, compared to the three and nine months ended September 30, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the three and nine months ended September 30, 2015 resulted in decreased revenue, as measured in United States dollars, of approximately 25.9% and 21.7%, respectively, as compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Internal revenue growth for the three and nine months ended September 30, 2015 was 11.8% and 11.2%, respectively, supported by 11.5% and 11.4% storage rental revenue internal growth for the three and nine months ended September 30, 2015, respectively. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 0.8% and 2.4% in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, as the impact of our recent acquisitions in Brazil, Turkey and Poland were partially offset by a $2.4 million and a $6.9 million decrease in reported service revenues for the three and nine months ended September 30, 2015, respectively, associated with the disposition of our Australian shredding operations in December 2014. Adjusted OIBDA as a percentage of segment revenue increased 420 basis points and 70 basis points during the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The increase in Adjusted OIBDA as a percentage of segment revenue during the three and nine months ended September 30, 2015 was primarily a result of a constant dollar increase in gross profit of 16.5% and 11.3% in the three and nine months ended September 30, 2015, respectively, compared to the same prior year period. The constant dollar increases in gross profit for the three and nine months ended September 30, 2015 were offset by the impact of changes in foreign currency exchange rates.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$3,059	$6,036	$2,977	97.3%	97.3%	84.4%
Service	459	(459)	(918)	(200.0)%	(200.0)%	(288.0)%
Segment Revenue	$3,518	$5,577	$2,059	58.5%	58.5%	60.5%
Segment Adjusted OIBDA(1)	$(53,788)	$(49,820)	$3,968
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.7)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$8,781	$13,749	$4,968	56.6%	56.6%	50.8%
Service	1,057	1,054	(3)	(0.3)%	(0.3)%	29.0%
Segment Revenue	$9,838	$14,803	$4,965	50.5%	50.5%	48.9%
Segment Adjusted OIBDA(1)	$(156,606)	$(153,784)	$2,822
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.7)%	(6.8)%
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

During the three months ended September 30, 2015, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue increased 20 basis points compared to the three months September 30, 2014, primarily due to a $1.0 million decrease in stock-based compensation expense, as well as lower headcount and incentive compensation costs, partially offset by a $2.2 million increase in employee severance costs associated with the Transformation Initiative. During the nine months ended September 30, 2015, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue decreased 10 basis points compared to the nine months ended September 30, 2014, primarily due to an increase in overhead expenses of $5.9 million, primarily related to sales, marketing and account management expenses, partially offset by a decrease in facilities costs of $2.3 million, primarily associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014. The negative service revenue in the three months ended September 30, 2015 is the result of a year-to-date revenue reclassification of approximately $0.9 million recorded in the third quarter of 2015 between service revenue and storage rental revenue.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2014	2015
Cash flows from operating activities	$301,852	$320,095
Cash flows from investing activities	(331,292)	(229,827)
Cash flows from financing activities	94,833	285,540
Cash and cash equivalents at the end of period	183,988	492,899
Net cash provided by operating activities was $320.1 million for the nine months ended September 30, 2015 compared to $301.9 million for the nine months ended September 30, 2014. The 6.0% period over period increase resulted primarily from an increase in net income, including non-cash charges and realized foreign exchange losses, of $56.2 million, partially offset by an increase in cash used in working capital of $38.0 million, primarily related to the timing of operating accounts payable and accruals.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2015 amounted to $202.6 million, $28.0 million and $35.2 million, respectively. For the nine months ended September 30, 2015, these expenditures were primarily funded with cash flows provided by borrowings under the New Revolving Credit Facility, the IMI Revolving Credit Facility and the Accounts Receivable Securitization Program (each as discussed and defined below). Excluding capital expenditures associated with potential future acquisitions and opportunistic real estate purchases above our plan, we expect our capital expenditures to be approximately $325.0 million to $345.0 million in the year ending December 31, 2015 (inclusive of approximately $50.0 million in planned real estate purchases).
Net cash provided by financing activities was $285.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we received net proceeds of $587.9 million of debt (primarily associated with the issuance of the 6% Notes due 2020 (as defined below) in September 2015 and the Accounts Receivable Securitization Program) as well as $14.0 million from proceeds from the exercise of stock options and the employee stock purchase plan. We used the proceeds from these transactions, as well as cash flows provided by operating activities, for the payment of dividends in the amount of $303.7 million on our common stock.
Dividends and Distributions
In February 2010, our board of directors adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
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
In fiscal year 2014 and in the first nine months of 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
_______________________________________________________________________________

(1) Represents Special Distribution.

(2) Represents Catch-Up Distribution.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2015 relate to cash and cash equivalents held in money market funds with two "Triple A" rated money market funds and time deposits with eight global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of September 30, 2015, our cash and cash equivalents balance was $492.9 million, including money market funds and time deposits amounting to $379.1 million.

Our consolidated debt as of September 30, 2015 is as follows (in thousands):

New Revolving Credit Facility(1)	$284,886
New Term Loan(1)	246,875
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	285,202
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes ")(2)	400,000
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)	1,000,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	106,055
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(4)	149,240
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(3)(5)	606,180
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)	600,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	1,000,000
Accounts Receivable Securitization Program(6)	198,300
Real Estate Mortgages, Capital Leases and Other	297,556
Total Long-term Debt	5,174,294
Less Current Portion(7)	(253,726)
Long-term Debt, Net of Current Portion	$4,920,568
_______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the New Revolving Credit Facility.

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

(3)
The 6% Notes due 2020 and the GBP Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the 6% Notes due 2020 and the GBP Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

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

(6)	The Special Purpose Subsidiaries are the obligors under this program.

(7) The Current Portion of Long-term debt at September 30, 2015 includes $175.0 million in aggregate principal amount of our outstanding 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes redeemed in October 2015. The $175.0 million presented within the Current Portion of Long-term debt represents the portion of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes redeemed in October 2015 utilizing funds that were invested in money market funds as of September 30, 2015.

On July 2, 2015, we entered into a new credit agreement (the "New Credit Agreement") to refinance our then existing credit agreement (the "Credit Agreement") which consisted of a revolving credit facility (the "IMI Revolving Credit Facility") and a term loan (the "IMI Term Loan") and was scheduled to terminate on June 27, 2016. The New Credit Agreement consists of a revolving credit facility (the "New Revolving Credit Facility") and a term loan (the "New Term Loan").
The New Revolving Credit Facility is supported by a group of 25 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500.0 million. Commencing on September 30, 2015, the New Term Loan is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on July 3, 2019. The New Credit Agreement includes an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the New Revolving Credit Facility, subject to the conditions as defined in the New Credit Agreement. The New Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.
IMI and the Guarantors guarantee all obligations under the New Credit Agreement, and have pledged the capital stock or other equity interests of most of their United States subsidiaries, up to 66% of the capital stock or other equity interests of their first-tier foreign subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by them to secure the New Credit Agreement. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the New Revolving Credit Facility. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the New Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of September 30, 2015, we had $284.9 million and $246.9 million of outstanding borrowings under the New Revolving Credit Facility and the New Term Loan, respectively. Of the $284.9 million of outstanding borrowings under the New Revolving Credit Facility, $78.4 million was denominated in United States dollars, 75.0 million was denominated in Canadian dollars, 73.8 million was denominated in Euros, 11.6 million was denominated in British pounds sterling and 71.6 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $35.6 million. The remaining amount available for borrowing under the New Revolving Credit Facility as of September 30, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the New Credit Agreement and current external debt, was $1,179.5 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the New Credit Agreement was 2.7% as of September 30, 2015. The average interest rate in effect under the New Revolving Credit Facility was 2.9% and ranged from 2.3% to 4.5% as of September 30, 2015 and the interest rate in effect under the New Term Loan as of September 30, 2015 was 2.5%.
In September 2015, IMI completed a private offering of $1,000.0 million in aggregate principal amount of the 6% Notes due 2020 which were issued at par. IMI received net proceeds of $985.0 million from the offering, after paying the initial purchasers’ discounts and commissions. As of September 30, 2015, the net proceeds were used for investments in money market funds and time deposits with large, highly-rated investment-grade institutions or to repay indebtedness outstanding under the New Revolving Credit Facility. In October 2015, utilizing the funds invested in money market funds and capacity under the New Revolving Credit Facility as of September 30, 2015 created by applying a portion of the net proceeds from the issuance of the 6% Notes due 2020 to the repayment of borrowings under the New Revolving Credit Facility, IMI redeemed all of the outstanding 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes for aggregate redemption payments, including applicable redemption premiums and interest to the redemption date of approximately $826.9 million. IMI intends to use the remaining proceeds from the issuance of the 6% Notes due 2020 for general corporate purposes and, pending such use, has invested such proceeds in time deposits with large, highly-rated investment-grade institutions. A debt extinguishment charge of approximately $25.2 million will be recorded to other expense (income), net in the fourth quarter of 2015 related to the redemption of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.

In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (a) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (b) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as, interest expense associated with the collateralized borrowings and (c) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.  As of September 30, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $198.3 million. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of September 30, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement uses EBITDAR-based calculations as the primary measures of financial performance, including leverage and fixed charge coverage ratios. Our leverage and fixed charge coverage ratios under both the Credit Agreement and the New Credit Agreement as of December 31, 2014 and September 30, 2015, respectively, and our leverage ratio under our indentures as of December 31, 2014 and September 30, 2015 are as follows:

	December 31, 2014	September 30, 2015	Maximum//Minimum Allowable(1)
Net total lease adjusted leverage ratio	5.4	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	1.9	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.7	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.3	Minimum allowable of 1.5
______________________________________________________________________________

(1)	The maximum and minimum allowable ratios under the New Credit Agreement are substantially similar to the Credit Agreement.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Commitment fees and letters of credit fees, which are based on the unused balances under the IMI Revolving Credit Facility, the New Revolving Credit Facility and the Accounts Receivable Securitization Program for the three and nine months ended September 30, 2014 and 2015, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Commitment fees and letters of credit fees	$700	$883	$1,867	$2,741

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
Acquisitions
In the first nine months of 2015, in order to enhance our existing operations in Australia, Austria, Canada, Chile, China, India, the United Kingdom and the United States, we completed nine acquisitions for total consideration of approximately $24.9 million. These acquisitions included six storage and records management companies, two storage and data management companies and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $1.0 million to approximately $5.4 million.
Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire the Recall Transaction by way of the Scheme. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Cash Supplement as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) the Cash Election. The Cash Election is subject to the Cash Election Cap. Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of September 30, 2015, pay approximately US$319.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of September 30, 2015, would result in a total purchase price to Recall shareholders of approximately $1,880.0 million. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by our shareholders of the issuance of shares of our common stock in connection with the Recall Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (v) approval from the NYSE to the listing of additional shares of our common stock to be issued in the Recall Transaction, (vi) the establishment of a secondary listing on the ASX to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vii) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (viii) no events having occurred that would have a material adverse effect on Recall or us. We expect the Recall Transaction to close in the first half of 2016.

There are significant costs associated with the Recall Transaction, including (i) costs to complete the acquisition (including advisory and professional fees) as well as costs incurred once we close the Recall Transaction to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT conversion and system upgrade costs), (ii) the cash components of the purchase price noted above and (iii) the payoff of outstanding borrowings under Recall’s existing revolving credit facility upon closing of the transaction. We expect the cost of the Recall Transaction (including costs to complete the acquisition, the cash components of the purchase price and the payoff of Recall's revolving credit facility, but excluding integration costs) to be approximately $1,000.0 million. We intend to fund these costs through a combination of cash on hand, availability under our New Credit Agreement and, as necessary, public or private debt financing.
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

Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $79.4 million at September 30, 2015 to reduce future federal taxable income, of which $6.0 million of federal tax benefit is expected to be realized. As a REIT, we can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2033, of $74.4 million at September 30, 2015 to reduce future state taxable income. We have assets for foreign net operating losses of $72.4 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 65%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2015 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the Recall Transaction
The integration of Recall will subject us to liabilities that may exist at Recall or may arise in connection with the consummation of the Recall Transaction.
Our integration with Recall may pose special risks, including one-time write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that our integration with Recall will be accomplished effectively or in a timely manner. In addition, our integration with Recall will subject us to liabilities (including tax liabilities) that may exist at Recall or may arise in connection with the consummation of the Recall Transaction, some of which may be unknown. Although we and our advisors have conducted due diligence on the operations of Recall, there can be no guarantee that we are aware of all liabilities of Recall. These liabilities, and any additional risks and uncertainties related to the Recall Transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our future business, financial condition and results of operations.

The price of our common stock and our results of operations after the Recall Transaction may be affected by factors different from those currently affecting the price of our common stock and our results of operations.
Recall's business is different in certain ways from ours, and our results of operations, as well as the price of our common stock after the Recall Transaction, may be affected by factors different from those currently affecting the results of our operations and the price of our common stock. The price of our common stock may fluctuate significantly following the Recall Transaction, including as a result of factors over which we and Recall have no control. Current stockholders may not wish to continue to invest in us if the Recall Transaction is consummated or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the Recall Transaction, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline. In addition, if the Recall Transaction is completed, the Recall shareholders will own a significant percentage of the issued and outstanding shares of common stock of the combined company, and they may determine not to hold their shares of our common stock following the Recall Transaction, which may result in additional pressure on the price of our common stock.
We will incur significant transaction and combination-related costs in connection with the Recall Transaction.
We and Recall expect to incur significant costs associated with the Recall Transaction and combining the operations of the two companies. Our fees and expenses related to the Recall Transaction include financial advisors' fees, filing fees, legal and accounting fees, soliciting fees and regulatory fees, some of which will be paid regardless of whether the Recall Transaction is completed. Furthermore, we will incur costs associated with combining the operations of the two companies. However, it is difficult to predict the amount of these costs before we begin the integration process. We may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies.
We will need additional debt financing, which may not be available on favorable terms, if at all, in order to consummate the Recall Transaction.
We currently anticipate that we will need to raise additional debt financing to consummate the Recall Transaction. Such additional financing may not be available on favorable terms, if at all. If we are unable to obtain sufficient financing and consummate the Recall Transaction, we may be subject to significant monetary or other damages under the Recall Agreement.
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
Moreover, under specified circumstances, we could be required to pay Recall a reimbursement fee of A$25.5 million in connection with the termination of the Recall Agreement. The reimbursement fee could deter a third party from proposing an alternative to the Recall Transaction.
The Recall Transaction is subject to conditions to closing that could result in the Recall Transaction being delayed or not completed and the Recall Agreement can be terminated in certain circumstances, each of which could negatively impact the price of our common stock and our future business and operations.
Consummation of the Recall Transaction is subject to conditions, including, among others:

•	the approval by the Recall shareholders of the Recall Transaction;

•	the approval by our stockholders of the issuance of our common stock to Recall shareholders as part of the Scheme consideration (the “Transaction Proposal”);

•	the approval of the Scheme by the Federal Court of Australia, Sydney Registry (the “Sydney Federal Court”) (or such other competent court agreed by us and Recall);

•	the absence of any law, order or injunction that would prohibit, restrain or make illegal the Recall Transaction;

•	the receipt of regulatory approvals;

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

•
incurring and paying significant expenses in connection with the Recall Transaction, such as financial advisors' fees, filing fees, legal and accounting fees, soliciting fees, regulatory fees and other related expenses;

•	paying a reimbursement fee of A$25.5 million if the Recall Agreement is terminated in certain circumstances; and

•
paying a reimbursement fee of A$76.5 million if the Recall Agreement is terminated due to our inability to obtain the necessary antitrust/competition approvals required to consummate the Recall Transaction.

In addition, we could be subject to litigation related to any failure to complete the Recall Transaction or seeking to require us to perform our obligations under the Recall Agreement.
The exchange ratio is fixed and will not be adjusted in the event of any change in either Recall's share price or our stock price.
Subject to the terms and conditions set forth in the Recall Agreement, after the effective date of the Scheme and upon the completion of the Recall Transaction, each outstanding ordinary share of Recall will be transferred to us in exchange for the Cash Supplement and either (1) 0.1722 of a newly issued share of our common stock or (2) the Cash Election, subject to the Cash Election Cap. The exchange ratio is fixed and will not be adjusted for changes in the market price of either Recall shares or our shares. Changes in the price of our shares prior to completion of the Scheme may affect the market value that holders of Recall shares will receive on the date of the effective time for the Scheme. Share price changes may result from a variety of factors (many of which are beyond our or Recall's control).
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
Completion of the Recall Transaction is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including approvals, clearances, filings or expiration or termination of waiting periods required in relation to the Recall Transaction under antitrust laws of Australia, the United States and the United Kingdom. The Recall Transaction must also be approved by the Sydney Federal Court (or such other competent court agreed by us and Recall). No assurance can be given that the approvals will be obtained. Even if such approvals or conditional approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Recall Agreement. We have agreed to pay a reimbursement fee of A$76.5 million if antitrust/competition approval is not obtained.
Following the Recall Transaction, our exposure to foreign exchange translation risk will be increased.
We are currently subject to foreign exchange translation risk because we conduct business operations in several foreign countries through our foreign subsidiaries or affiliates, which conduct business in their respective local currencies. Recall conducts a significant portion of its operations outside of the United States through its foreign subsidiaries or affiliates, which also operate in their respective local currencies. Therefore, following the completion of the Recall Transaction, our international operations will account for a more significant portion of our overall operations than they do presently. Because our financial statements will continue to be presented in United States dollars subsequent to the Recall Transaction, the local currencies will be translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our intercompany balances associated with, our international storage and information management services businesses will continue to be exposed to foreign exchange rate fluctuations, and due to the Recall Transaction, our exposure to exchange rate fluctuations will increase. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

In certain circumstances, if the Recall Agreement is terminated without any payment of a termination payment by Recall, we may not be fully reimbursed for our out of pocket expenses.
Under the Recall Agreement, Recall would be required to reimburse us for our reasonable, documented out of pocket expenses actually incurred in connection with the Recall Transaction up to a maximum of $5.0 million if (i) the Recall board of directors withdraws or adversely modifies its recommendation that Recall shareholders vote in favor of the resolution to approve the Recall Transaction as a result of the report of the independent expert opining that the Recall Transaction is not in the best interests of Recall's shareholders (other than where the reason for such opinion is a Recall competing transaction) and (ii) the Recall Agreement is terminated by Recall or us prior to the Recall shareholders meeting. Given that such reimbursed expenses cannot exceed $5.0 million, we may not be fully reimbursed for our out of pocket expenses in the event of such a termination.
Our due diligence of Recall may have failed to identify key issues that could have an adverse effect on our performance and financial condition.
Before executing the Recall Agreement, we and Recall undertook a period of mutual due diligence for the purpose of negotiating the terms of the Recall Transaction. Although we and Recall decided to proceed with the Recall Transaction following that due diligence exercise, there is a risk that the due diligence undertaken was insufficient or failed to identify key issues. Furthermore, after implementation of the Recall Transaction, we will be subject to any unknown liabilities of Recall which could have an adverse effect on our performance and financial condition.
We will guarantee certain obligations of Recall to Brambles relating to Brambles' prior demerger transaction.
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

Risks Related to Us and Recall
The failure to integrate successfully Recall’s business with our business in the expected time frame would adversely affect our future results.
The success of the Recall Transaction will depend, in large part, on our ability to realize the anticipated benefits, including cost savings from combining Recall’s businesses with ours. To realize these anticipated benefits, our business and Recall’s must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not fully achieving the anticipated benefits of the Recall Transaction.
Potential difficulties that may be encountered in the integration process include the following:

•	challenges and difficulties associated with managing the larger, more complex, combined company;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the entities;

•	integrating personnel from the two entities while maintaining focus on developing, producing and delivering consistent, high quality services;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Recall Transaction;

•	performance shortfalls at one or both of the entities as a result of the diversion of management's attention caused by completing the Recall Transaction and integrating the entities' operations; and

•	our ability to deliver on our strategy going forward.
We would incur adverse tax consequences if the combined company following the Recall Transaction failed to qualify as a REIT for United States federal income tax purposes.
We believe that, following the Recall Transaction, we will integrate Recall's assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code of 1986, as amended. For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and thus would be subject to United States federal and state income tax at the regular corporate rates on all of our United States federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the Recall Transaction.
The Recall Transaction, if completed, will dilute the ownership position of our current stockholders.
If the Recall Transaction is completed, the Recall shareholders are expected to beneficially own a significant percentage of our issued and outstanding shares of common stock. Consequently, our current stockholders will own a smaller proportion of our common stock than the proportion of common stock they owned before the Recall Transaction and, as a result, they will have less influence on our management and policies following the Recall Transaction than they now have on our management and policies.

Our and Recall's business relationships may be subject to disruption due to uncertainty associated with the Recall Transaction, which could have an adverse effect on our and Recall's results of operations, cash flows and financial position and, following the completion of the Recall Transaction, the combined company.
Parties with which we and Recall do business may experience uncertainty associated with the Recall Transaction, including with respect to current or future business relationships with us, Recall or the combined company following the completion of the Recall Transaction. Our and Recall's relationships may be subject to disruption as customers, suppliers and other persons with whom we and Recall have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Recall, as applicable, or consider entering into business relationships with parties other than us or Recall. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Recall or the combined company following the completion of the Recall Transaction, including an adverse effect on our ability to realize the expected synergies and other benefits of the Recall Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the Recall Transaction or the termination of the Recall Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended September 30, 2015, nor did we repurchase any shares of our common stock during the three months ended September 30, 2015.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
2.1	Amendment to Scheme Implementation Deed, dated as of October 13, 2015, by and between the Company and Recall Holdings Limited (Filed herewith.)

4.1
Senior Indenture, dated as of September 29, 2015, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 29, 2015.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY

Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: October 30, 2015