Form 10-K
period 2015-12-31
IRON MOUNTAIN INC
filed 2016-02-26
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13045
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2015, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $6.5 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant's Common Stock at February 19, 2016: 211,508,202
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2015.

IRON MOUNTAIN INCORPORATED
2015 FORM 10-K ANNUAL REPORT

ii

References in this Annual Report to "the Company," "IMI," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2016 consolidated revenue internal growth rate and capital expenditures, (4) expected target leverage ratio, (5) proposed acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended (the "Recall Agreement"), with Recall (the "Recall Transaction"), including our expected consideration to be paid to Recall shareholders and expected total cost to close the Recall Transaction and to integrate the combined companies, and (6) expected cost savings associated with the Transformation Initiative (as defined herein). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes", "expects", "anticipates", "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to privacy issues, as well as fire and safety standards;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate;

•	our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

•	changes in the amount of our capital expenditures;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.
In addition, with respect to the Recall Transaction, our ability to close the proposed transaction in accordance with the terms of the Recall Agreement, or at all, is dependent upon our and Recall's ability to satisfy the closing conditions set forth in the Recall Agreement, including the receipt of governmental and shareholder approvals.
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

iii

Item 1. Business.
Business Overview
We store records, primarily physical records and data backup media, and provide information management services that help organizations around the world protect their information, lower storage rental costs, comply with regulations, enable corporate disaster recovery, and better use their information for business advantages, regardless of its format, location or life cycle stage. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has more than 170,000 customers in a variety of industries in 37 countries around the world. We currently provide storage and information management services to legal, financial, healthcare, insurance, life sciences, energy, businesses services and government organizations, including approximately 94% of the Fortune 1000. As of December 31, 2015, we employed more than 20,000 people.
Now in our 65th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996, at which time we operated fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of approximately $104.0 million. We are now a global enterprise providing storage and a broad range of related records and information management services to customers in markets around the world with approximately 1,100 facilities (69.9 million square feet) and total revenues of more than $3.0 billion for the year ended December 31, 2015. We are listed on the New York Stock Exchange (the "NYSE"). We are a constituent of the Standard & Poor's 500 Index and the MSCI REIT index and, as of December 31, 2015, we were number 726 on the Fortune 1000.
REIT Conversion
Consistent with our commitment to delivering stockholder value, and supported by our strong cash flows, we initiated a stockholder payout program in February 2010 and a dividend policy under which we have paid, and in the future intend to pay, cash dividends on our common stock. In June 2012, we announced our intention to pursue REIT conversion. The conversion plan was unanimously approved by our board of directors following a thorough analysis and careful consideration of ways to maximize value through alternative financing, capital and tax strategies. We have been organized and operating as a REIT effective for our taxable year beginning January 1, 2014. Since May 2012, we have returned $2.5 billion of capital to stockholders including $1.4 billion in cash and $1.1 billion in our common stock.
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
Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall by way of recommended court approved Scheme of Arrangement (the "Scheme"). The Recall Transaction, if consummated, would accelerate our already successful growth strategy. The combined company’s broader footprint, stronger infrastructure, exposure to high growth emerging markets and small to mid-size enterprise customers and increased economies of scale will be well suited to address unmet document storage and information management needs around the globe. Completion of the Scheme is subject to customary closing conditions, as described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to Notes to Consolidated Financial Statements included in this Annual Report.
The Durability of Our Business
A significant amount of activity generated in the information management industry is the result of legislative requirements. To varying degrees across the world, organizations are required by law to create certain records and to retain them for a specified period of time. These laws may also impose more stringent requirements on personal information regarded as being sensitive, such as financial and medical information. As a third party provider, we assist customers to improve data security and establish programs to ensure compliance with their regulatory obligations. Storage of information can be performed in-house by businesses (unvended) or outsourced, in whole or in part, to a third party provider (vended). We believe the in-house portion still represents a majority of the total global information management market, offering a substantial unvended opportunity even in developed geographic markets with lower rates of economic growth.

We believe that the creation of document-based information will be sustained, as "paperless" technologies have prompted the creation of hard copies and have also led to increased demand for electronic records services, such as the storage and off-site rotation of computer backup media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection and the management of electronic documents. Ultimately, we expect that the volume of stored physical and electronic records will continue to increase on a global basis for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued proliferation of data processing technologies such as personal computers and networks; (4) inexpensive document producing technologies such as desktop publishing software and desktop printing; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) the need to keep backup copies of certain records in off-site locations for business continuity purposes in the event of disaster.
Business Strategy
Overview
We have transitioned from a growth strategy driven primarily by acquisitions of storage and information management services companies to a strategy that targets multiple sources of revenue growth. Our current strategy is focused on: (1) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe, primarily through improved sales and marketing efforts and attractive fold-in acquisitions; (2) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America and the Asia Pacific region, primarily through acquisitions; and (3) continuing to identify, incubate and scale adjacent business opportunities ("ABOs") to support our long-term growth objectives and drive solid returns on invested capital. In our developed markets, we expect continuous improvement initiatives will generate modest profit growth. In our existing emerging markets, we expect profits will grow as the local businesses scale, and we will look to reinvest a portion of that improvement to support the growth of these businesses. However, any increases in our international profit margins will be limited as we continue to make acquisitions in new emerging markets.
Storage rental is the key driver of our economics and allows us to expand our relationships with our customers through value-added services that flow from storage rental. Consistent with our overall strategy, we are focused on increasing incoming volumes on a global basis. There are multiple sources of new volumes available to us, and these sources inform our growth investment strategy. Our investments in sales and marketing support sales to new customers that do not currently outsource some or all of their storage and information management needs, as well as increased volumes from existing customers. We also expect to invest in acquisitions of customer relationships and storage and information management services businesses. In our developed markets, we expect that these acquisitions will primarily be fold-in acquisitions designed to optimize the utilization of existing assets, expand our presence and better serve customers. We also expect to use acquisitions to expand our presence in attractive, higher growth emerging markets. Finally, we continue to pursue new rental streams through ABOs.
We offer our customers an integrated value proposition by providing them with secure storage and comprehensive service offerings, including records and information management services and data management services. We have the expertise and experience to address complex storage and information management challenges, such as rising storage rental costs and increased litigation, regulatory compliance and disaster recovery requirements. Our objective is to continue to capitalize on our brand, our expertise in the storage and information management industry and our global network to enhance our customers' experience, thereby enhancing our customer retention rates and attracting new customers. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions, pursuing acquisitions of storage and information management businesses, and developing adjacent businesses and real estate. We continue to expand our portfolio of products and services, based on our customers' evolving requirements. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.
Growth from Existing and New Customers
Our existing customers' storage of physical records contributes to the growth of storage rental and certain records and information management services revenues because, on average, our existing customers generate additional records at a faster rate than old records are destroyed or permanently removed. The absolute number of new document storage cartons from our existing customers has been consistent in the past four years, and we anticipate that this level will be sustained, although the rate of growth is slightly declining, given the continued growth in our total records volume. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service.

Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by strategically allocating our sales resources to our customer base and selling additional storage, records and information management services and products in new and existing markets. Our sales force is dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue by expanding existing customer relationships globally; and (3) expanding new and existing customer relationships by effectively selling a wide array of related services and products. In order to accomplish these objectives, our sales forces draw on our United States and international marketing organizations and senior management. We have developed tailored marketing strategies to target customers in the healthcare, financial, insurance, legal, life sciences, energy, business services and federal vertical market segments.
Growth through Acquisitions
The storage and information management services industry is highly fragmented with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant acquisition activity in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. After 2004, acquisition activity was reduced as we focused on integrating these recent transactions and diversifying the business. Beginning again in 2012, we saw opportunities for attractive acquisitions in emerging markets and consolidation opportunities in more developed markets, and resumed acquisition activity. We believe this ongoing acquisition activity is due to opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, in North America and internationally, many of which are small, continue to exist, and we expect to continue to pursue acquisition of these businesses where we believe they present good returns and good opportunities to create value for our stockholders. Lastly, we have a successful record of acquiring and integrating these businesses.
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
We expect to continue to make acquisitions and investments in storage and information management services businesses in targeted emerging markets outside the United States, Canada, Australia and western Europe. We have acquired and invested in, and seek to acquire and invest in, storage and information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. We expect that future acquisitions and investments in our emerging markets will focus primarily on expanding priority markets in central and eastern Europe, Latin America and the Asia Pacific region.
The experience, depth and strength of local management are particularly important in our emerging market acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations such that, as of December 31, 2015, we operated in 37 countries. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate developed market acquisition candidates, when looking at an emerging market acquisition we also evaluate risks uniquely associated with an international investment, including those risks described below. Our long-term goal is to acquire full ownership of each business in which we make a joint venture investment. We now own more than 98% of our international operations, measured as a percentage of consolidated revenues.
Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

Business Characteristics.
We generate our revenues by renting storage space to a large and diverse customer base around the globe and providing an expanding menu of related and ancillary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for all our revenue growth. Services are a complementary part of a comprehensive records management program and consist primarily of the handling and transportation of stored records and information, shredding, the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), data restoration projects, fulfillment services, consulting services, technology escrow services, product sales (including specially designed storage containers and related supplies), and recurring project revenues. Shredding consists primarily of the scheduled collection and shredding of records and documents generated by business operations and the sale of recycled paper resulting from shredding services.
Secure Storage
Our storage operations, our largest source of revenue, consist of providing non-dedicated storage rental space to our customers. Non-dedicated space allows our customers to increase or decrease the volume of their physical storage over the life of the contract based on their storage needs, while also reducing their risk of loss in the event of natural disaster. Given this non-dedicated space dynamic, the large portfolio of customer contracts, and the fact that no customer accounted for more than 1% of our consolidated revenues as of the year ended December 31, 2015, we assess the performance of our storage rental business predominantly by analyzing trends in segment-level storage rental volume and storage rental revenue. Additionally, our storage operations include technology escrow services.
Records storage consists primarily of the archival storage of records for long periods of time according to applicable laws, regulations and industry best practices. The secure off-site storage of data backup media is a key component of a company's disaster recovery and business continuity programs. Storage rental charges are generally billed monthly on a per storage unit basis and include the provision of space, racking systems, computerized inventory and activity tracking, and physical security.
Physical Records Storage
Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by their owners to ensure ready availability. Inactive physical records are the principal focus of the storage and information management services industry and consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Inactive physical records are typically stored in cartons packed by the customer for long periods of time with limited activity. For some customers we store individual files on an open shelf basis, and these files are typically more active.
Physical records may also include critical or irreplaceable data such as master audio and video recordings, film, fine art and other highly proprietary information, such as energy data. We continue to identify additional areas of physical storage that fit with our core competencies in security and transportation, seeking to provide enterprise storage to businesses in much the same manner that self-storage companies serve consumers. Physical records may require special facilities, either because of the data they contain or the media on which they are recorded. Accordingly, our charges for providing enhanced security and special climate-controlled environments for these vital records are higher than for typical storage rental.
Electronic Records Storage
Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution. Electronic storage consists of (i) storage of backup computer media as part of corporate disaster recovery, including digital content repository systems to house, distribute, and archive key media assets, and (ii) storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to be able to recover their data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to offsite locations on a regular basis and to store multiple copies of such information at multiple sites. We expect continued increase in demand for computer media backup, as it provides off-line storage or storage that is not connected to the Internet and provides superior protection against data breaches and hacks. In addition to the physical storage and rotation of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is an Internet-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.
Service Offerings
Complementary to any records management program is the handling and transportation and the eventual destruction of records upon the expiration of retention periods. These activities are accomplished through our extensive service and courier operations. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2015, our courier fleet consisted of approximately 3,700 owned or leased vehicles. Our other services include information destruction services (primarily secure shredding), DMS, Compliant Records Management and Consulting Services, Health Information Storage and Management Solutions, Entertainment Services, Energy Data Services, Discovery Services and other ancillary services.
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
Document Management Solutions (DMS)
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
Industry Tailored Services
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

Other Ancillary Services
Other services we provide include recurring project work, which involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging. We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both offsite at our own facilities and by supplying our own personnel to perform management functions on-site at a customer's premises. Other services that we provide include fulfillment and professional consulting services.
Business Segments
Our North American Records and Information Management Business, North American Data Management Business, Western European Business and our Other International Business segments offer storage and the information management services discussed above, in their respective geographies. The amount of revenues derived from our North American Records and Information Management Business, North American Data Management Business, Western European Business, Other International Business and Corporate and Other Business segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2013, 2014 and 2015 are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.
North American Records and Information Management Business
Our North American Records and Information Management Business segment provides storage and information management services, including the storage of physical records, including other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); and DMS throughout the United States and Canada; as well as fulfillment services and intellectual property management in the United States.
North American Data Management Business
Our North American Data Management Business segment provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients throughout the United States and Canada.
Western European Business
Our Western European Business segment provides storage and information management services, including Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Ireland, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland. Until December 2014, our Western European Business segment offered Destruction in the United Kingdom and Ireland.
Other International Business
Our Other International Business segment provides storage and information management services throughout the remaining European countries in which we operate, Latin America and Asia Pacific, including Records Management, Data Protection & Recovery and DMS. Our European operations included within the Other International Business segment provide Records Management, Data Protection & Recovery and DMS. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain cities in India, Singapore, Hong Kong‑SAR and China. Until December 2014, our Other International Business segment offered Destruction in Australia.

Corporate and Other Business
Our Corporate and Other Business segment primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Business operating segment (which was formerly referred to as our Emerging Business operating segment), as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.
ABOs, such as our data center and fine art storage businesses, are prospective business lines that we consider investing in to grow and diversify our business. We are seeking businesses with long-term, recurring revenue, preferably with storage rental attributes, which are consistent with and will enhance our REIT structure. A dedicated team is focused on identifying and evaluating these opportunities. We have developed an innovation process that enables us to cautiously and effectively develop these ABOs to leverage our capabilities. If we are able to demonstrate success and meet return thresholds, we may potentially acquire businesses to further accelerate our growth in the relevant ABO. Importantly, the ABO process includes financial hurdles and decision gates to help us evaluate whether we scale or scrap these opportunities, consistent with our disciplined approach to capital allocation.
With respect to our data center business, we believe that the growth rate of critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of storing and managing digital information, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us to provide solutions to our customers with respect to their digital records storage and management challenges.
A more recent example of an ABO is our fine art storage business. On December 1, 2015 we completed the acquisition of Crozier Fine Arts ("Crozier"), a storage, logistics and transportation business for high-value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums. Crozier is a leader in art storage and an industry advocate for worldwide standards. This acquisition will build on our expertise in storing, protecting and managing high-value items and supports our strategy to leverage our real estate network to accelerate growth. The fine art storage industry is a growing, but fragmented, industry marked by increasing international interest and changes in acquisition and purchasing habits by collectors and museums. The increase in contemporary art as a focus for collectors has caused a spike in storage needs, while the increase in auction “turnover” – the rate at which catalogs, collections and individual pieces are made available for auction – has heightened the need for transportation, shipping, and related services. Taken together, we believe these factors have the fine art storage industry poised for significant growth.

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

A customer is allocated a certain amount of storage space in our storage facilities but is not allocated a dedicated building or space in a particular building. In practice, we can, and sometimes will, for a variety of reasons, move records from one facility and into another facility. In order to track net move-in and move-out activity of customer materials, as well as to assess the optimization of our real estate portfolio, we regularly assess the utilization of our overall real estate portfolio. On a per building basis, we compare the amount of racking that is being used to store customer materials to the capacity of the entire building assuming it was fully racked ("Total Building Utilization"). Additionally, we compare the amount of racking that is being used to store customer materials to the capacity of the racking that has been installed ("Total Racking Utilization"). As of December 31, 2015, our Total Building Utilization and Total Racking Utilization were approximately 84% and 92%, respectively, for our records management business and our Total Building Utilization and Total Racking Utilization were approximately 69% and 81%, respectively, for our data management business.
We occasionally offer inducements to our customers in order to generate new business opportunities. Such inducements most commonly come in the form of providing free intake costs to transport a customer's records to one of our facilities, including labor and transportation costs ("Move Costs"), or payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor ("Permanent Withdrawal Fees"). We capitalize Move Costs and Permanent Withdrawal Fees (collectively, "Customer Inducements") as customer acquisition costs.

•
Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns. We believe the durability of our storage rental business is driven by a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth, as well as customer satisfaction with our services and contractual net price increases. The absolute number of new document storage cartons from our existing customers has been consistent in the past four years, and we anticipate this level will be sustained, although the rate of growth is slightly declining, given the continued growth in the total records volume. Total net volume growth, including acquisitions, was approximately 6%, 4% and 2% on a global basis for 2013, 2014 and 2015, respectively.

•
Diversified and Stable Customer Base.  As of December 31, 2015, we had more than 170,000 customers in a variety of industries in 37 countries around the world. We currently provide storage and information management services to legal, financial, healthcare, insurance, life sciences, energy, businesses services and government organizations, including approximately 94% of the Fortune 1000. No single customer accounted for as much as 1% of our consolidated revenues in any of the years ended December 31, 2013, 2014 and 2015. For each of the three years 2013 through 2015, the average annual volume reduction due to customers terminating their relationship with us was approximately 2%.

•
Capital Allocation.  All the characteristics of our business noted above support the durability of our cash flows, which in turn support our dividends and a portion of our investments. Absent a large acquisition or significant investments in real estate, we generally generate cash flows to support our dividends, maintain our operations and infrastructure and invest in core growth opportunities. We plan on funding acquisitions, ABO investments and real estate investments primarily through incremental borrowing at a targeted leverage ratio and/or proceeds from the issuance of equity, dependent on market conditions. Below are descriptions of the major types of investments and other capital expenditures that we have made in recent years or that we are likely to consider in 2016:

Real Estate:

•
Assets that support core business growth primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures that expand our revenue capacity in existing or new geographies, replace a long-term operational obligation or create operational efficiencies, or Real Estate Investment.

•
Real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of real estate assets such as buildings, building improvements, leasehold improvements and racking structures, or Real Estate Maintenance.

Non-Real Estate:

•
Non-real estate assets that either (i) support the growth of our business, and/or increase our profitability, such as customer-inventory technology systems, and technology service storage and processing capacity, or (ii) are directly related to the development of new products or services in support of our integrated value proposition and enhance our leadership position in the industry, including items such as increased feature functionality, security upgrades or system enhancements, or Non-Real Estate Investment.

•
Assets necessary to maintain ongoing business operations primarily related to the repair or replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements, or Non-Real Estate Maintenance.

The following table presents our capital spend for 2013, 2014 and 2015 organized by the type of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2013	2014	2015
Real Estate:
Investment	$135,708	$199,663	$170,742
Maintenance	61,863	57,574	52,826
Total Real Estate Capital Spend	197,571	257,237	223,568
Non-Real Estate:
Investment	91,792	55,991	47,964
Maintenance	22,644	19,527	23,396
Total Non-Real Estate Capital Spend	114,436	75,518	71,360

Total Capital Spend (on accrual basis)	312,007	332,755	294,928
Net increase/(decrease) in prepaid capital expenditures	3,327	(2,455)	(362)
Net (increase)/decrease accrued capital expenditures	(28,039)	31,624	(4,317)
Total Capital Spend (on cash basis)	$287,295	$361,924	$290,249
Competition
We are a global leader in the physical storage and information management services industry with operations in 37 countries as of December 31, 2015. We compete with our current and potential customers' internal storage and information management services capabilities.

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
Alternative Technologies
We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than physical documents and tapes, and as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. To date, none of the alternative technologies has replaced physical documents as the primary means for storing information. We continue to provide, primarily through partnerships, additional services such as online backup, designed to address our customers' need for efficient, cost-effective, high-quality solutions for electronic records and storage and information management.
Employees
As of December 31, 2015, we employed more than 8,000 employees in the United States and more than 12,000 employees outside of the United States. At December 31, 2015, fewer than 650 employees were represented by unions in California, Illinois, Georgia and three provinces in Canada.
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

Environmental Matters
Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.
Corporate Responsibility
We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a trusted partner to approximately 94% of the Fortune 1000 companies. Iron Mountain is a member of the FTSE4 Good Index, Dow Jones Sustainability Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "Company" section of our website, www.ironmountain.com, under the heading "Corporate Responsibility."
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
We and Recall expect to incur significant costs associated with the Recall Transaction and combining the operations of the two companies, some of which will be paid regardless of whether we are able to complete the Recall Transaction. In this regard, we expect to incur approximately $80.0 million of costs, including advisory and professional fees, to complete the Recall Transaction (“Recall Deal Close Costs”) and approximately $300.0 million of costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Integration Costs"). Despite our current estimates, it is difficult to predict the amount of these costs, and we may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies.
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

•
the approval for listing on the NYSE of our common stock to be issued in the Recall Transaction and the establishment of a secondary listing on the Australian Securities Exchange (the "ASX") to allow shareholders of Recall to trade our common stock via CHESS Depository Interests on the ASX;

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
If the Recall Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Recall Transaction, we would be subject to a number of risks, including the following:

•	negative reactions from the financial markets;

•	incurring and paying significant expenses in connection with the Recall Transaction, such as Recall Deal Costs and Recall Integration Costs;

•	paying a reimbursement fee of A$25.5 million if the Recall Agreement is terminated in certain circumstances; and

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
Subject to the terms and conditions set forth in the Recall Agreement, after the effective date of the Scheme and upon the completion of the Recall Transaction, each outstanding ordinary share of Recall will be transferred to us in exchange for the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the "Cash Supplement") as well as either (1) 0.1722 of a newly issued share of our common stock or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the "Cash Election"). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225.0 million Australian dollars (the "Cash Election Cap"). The exchange ratio is fixed and will not be adjusted for changes in the market price of either Recall shares or our shares. Changes in the price of our shares prior to completion of the Scheme may affect the market value that holders of Recall shares will receive on the date of the effective time for the Scheme. Share price changes may result from a variety of factors (many of which are beyond our or Recall's control).
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

Obtaining required governmental and court approvals necessary to satisfy closing conditions may delay or prevent completion of the Recall Transaction or may impose material terms and conditions, including asset divestitures, which could negatively impact our ability to realize the anticipated benefits of the Recall Transaction.
Completion of the Recall Transaction is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including (i) approvals, clearances, filings or expiration or termination of waiting periods required in relation to the Recall Transaction under antitrust laws of Australia, Canada, the United States, and the United Kingdom and (ii) approval by the Sydney Federal Court (or such other competent court agreed to by us and Recall). In the Recall Agreement, we agreed to offer, negotiate and agree to divestitures and/or similar restraints with respect to our or Recall’s businesses, services or assets, except that we are not required to agree to divestitures or similar restraints with respect to our assets or Recall’s records management businesses in the United States and Canada that, in the aggregate, generated more than US$30.0 million in revenues during the twelve-month period prior to the date of the Recall Agreement (the “Divestiture Threshold”). No assurance can be given that the antitrust/competition approvals will be obtained. In the event that the Recall Agreement is terminated as a result of the failure to obtain the antitrust/competition approvals, subject to certain limited exceptions, we will be obligated to pay Recall a reimbursement fee of A$76.5 million.

Antitrust/competition approval, if obtained, is likely to be conditioned on the divestiture of certain assets in Australia, Canada, the United States and/or the United Kingdom, including the divestiture of assets in the United States and Canada that, in the aggregate, may exceed the Divestiture Threshold. If we divest more assets than we anticipated when we entered into the Recall Agreement, the benefits that we originally expected to realize from the Recall Transaction could be reduced. Moreover, to the extent that the current price of our common stock reflects an assumption that asset divestitures will be less than what may ultimately be required by antitrust/competition agencies in Australia, Canada, the United States and/or the United Kingdom in order to consummate the Recall Transaction, the price per share for our common stock could be negatively impacted.
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
On December 18, 2013, Brambles Limited, an Australian corporation ("Brambles"), implemented a demerger transaction by way of a distribution of shares of Recall to Brambles’ shareholders (the “Demerger”). Prior to and in connection with the Demerger, Brambles spun off certain of its United States and Canadian subsidiaries, directly or indirectly, to Recall. Such spin-offs were intended to be tax-free or tax-deferred under United States and Canadian tax laws, respectively, and Brambles obtained rulings from the IRS (with respect to the United States spin-off) and the Canada Revenue Agency (with respect to the Canadian spin-off), as well as opinions of its tax advisors, to such effect. However, the tax-free status of the spin-off of such United States subsidiaries could be adversely affected under certain circumstances if a 50% or greater interest in such United States subsidiaries were acquired as part of a plan or series of related transactions that included such spin-off. Similarly, the tax-deferred status of the spin-off of the Canadian subsidiaries could be adversely affected under certain circumstances if control of such subsidiaries were acquired as part of a series of transactions or events that included such spin-off.
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
We have agreed, contingent on the consummation of the Recall Transaction, to guarantee the foregoing indemnification obligations of Recall. Consistent with the foregoing tax opinions, we believe that the Recall Transaction is not part of a plan or series of related transactions, or part of a series of transactions or events, that included the United States spin-off or the Canadian spin-off, respectively. However, if the IRS or the Canadian Revenue Agency were to prevail in asserting a contrary view, we and Recall would be liable for the resulting taxes, which could be material.
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

We will incur adverse tax consequences if the combined company following the Recall Transaction fails to qualify as a REIT for United States federal income tax purposes.
We believe that, following the Recall Transaction, we will integrate Recall's assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Code. For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and thus would be subject to United States federal and state income tax at the regular corporate rates on all of our United States federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the Recall Transaction.
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
Risks Related to Our Taxation as a REIT
If we fail to remain qualified for taxation as a REIT, we will be subject to tax at corporate income tax rates and will not be able to deduct distributions to stockholders when computing our taxable income.
We have elected to be taxed as a REIT commencing with our 2014 taxable year; however, we can provide no assurance that we will remain qualified for taxation as a REIT. If we fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.
Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT.
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
We expect to continue paying regular quarterly distributions, and, to achieve maximum tax efficiency and retain cash to allow us to make selective discretionary investments, we currently anticipate our typical regular quarterly distributions will be based on a payment of approximately 100% of our REIT taxable income; however, the amount, timing and form of our regular quarterly distributions will be determined, and will be subject to adjustment, by our board of directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
In addition, if we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our qualification for taxation as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the United States Internal Revenue Service (the "IRS"), the United States Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of taxable REIT subsidiaries ("TRSs"). We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.
Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.
To remain qualified for taxation as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.
We conduct a significant portion of our business activities, including our information management services businesses and several of our international operations, through domestic and foreign TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other nonqualifying assets. Beginning in our 2018 taxable year, no more than 20% of the value of the assets of a REIT may be represented by securities of one more more TRSs within the overall 25% nonqualifying assets limitation. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets or in international operations through TRSs.
As a REIT, we are limited in our ability to fund distribution payments using cash generated through our TRSs.
Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from providing customers with secure storage space. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.
In addition, a significant amount of our income and cash flows from our TRSs is generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.
Our extensive use of TRSs, including for certain of our international operations, may cause us to fail to remain qualified for taxation as a REIT.
The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Beginning with our 2018 taxable year, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT.

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
Even if we remain qualified for taxation as a REIT, some of our business activities are subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
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
Our information management services businesses are conducted through wholly owned TRSs because these activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. Any of these taxes would decrease our earnings and our available cash.
We will also be subject to a federal corporate level tax at the highest regular corporate tax rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2014, or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2014 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, depreciation recapture income that we expect to recognize in connection with the Recall Transaction as a result of accounting method changes that we will make will be fully subject to this 35% tax.
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
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-United States operations, as well as income from qualifying counteracting hedges do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future taxable income in the TRSs.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to forecast dividends and ability to satisfy debt service obligations.
We began operating as a REIT on January 1, 2014 and, as such, have limited operating history as a REIT. In addition, prior to January 1, 2014 our senior management team had no prior experience operating a REIT. We can provide no assurance that our past experience has sufficiently prepared us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to remain qualified for taxation as a REIT, could adversely affect our business, financial condition and results of operations.
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
The ownership and transfer restrictions contained in our certificate of incorporation may not protect our qualification for taxation as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than physical records and tapes, and as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or in tape format. The adoption of alternative technologies may also result in decreased demand for services related to the paper documents and tapes we store. A significant shift by our customers to storage of data through non-paper or tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses.
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
In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states in the United States have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and, in 2015, many states expanded the scope of their data breach notifications laws and shortened notification timelines. Some states in the United States have adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In addition, certain United States federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to be in compliance with any such programs may adversely affect our business. Continued governmental focus on data security may lead to additional legislative action in the United States. For example, the 114th Congress has considered and will likely consider legislation that would expand the federal data breach notification requirement beyond the financial and medical fields.
Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. In Europe, a new data protection regulation will likely come into effect in 2018 and will supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. The new regulation will enhance the security and privacy obligations of entities, such as Iron Mountain, that process data of residents of members of the European Economic Area and substantially increase penalties for violations. In addition, the European Court of Justice has invalidated a decision of the European Commission that permitted our European affiliates and our European customers to transfer personal data to entities in the United States that are certified under the EU-US safe harbor framework. This decision, a failure of the European Union and the United States to agree on a new safe-harbor framework, the new regulation and laws in other countries that restrict the export of personal data may result in more customers demanding local solutions, which would increase our IT infrastructure, maintenance and support costs.
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
As of December 31, 2015, we operated 1,046 records management, off-site data protection and fine art storage facilities worldwide, including 575 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities although we believe all of our facilities were constructed, in all material respects, in compliance with laws and regulations in effect at the time of their construction or outfitting. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

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
As of December 31, 2015, we provided services in 36 countries outside the United States. As part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

•
the impact of foreign government regulations and United States regulations that apply to us wherever we operate; in particular, we are subject to United States and foreign anticorruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;

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
In particular, our net income, debt balances or leverage can be significantly affected by fluctuations in currencies.

We have operations in numerous foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.
We conduct business operations in numerous foreign countries through our foreign subsidiaries or affiliates, which operate in their respective local currencies. Those local currencies are translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our debt balances (including intercompany debt balances) associated with, our international storage and information management services businesses are exposed to foreign exchange rate fluctuations, and as we have expanded our international operations, our exposure to exchange rate fluctuations has increased. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets. In addition, because we intend to distribute 100% of our REIT taxable income to our stockholders, and any exchange rate fluctuations may negatively impact our REIT taxable income, our distribution amounts (including the classification of our distributions as nonqualified ordinary dividends, qualified ordinary dividends or return of capital, as described more fully in "Item 5. Market Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" included in this Annual Report) may fluctuate as a result of exchange rate fluctuations.
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

•	inability to use our real estate holdings effectively and costs associated with vacating or consolidating facilities if the demand for physical storage were to diminish; and

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
Our reputation for providing highly secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. For example, events such as fires, natural disasters, attacks on our information technology systems or security breaches involving us could negatively impact our reputation, particularly if such incidents result in adverse publicity, governmental investigations or litigation. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
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
We have a significant amount of indebtedness. As of December 31, 2015, our total long-term debt was approximately $4.90 billion. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

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
Our Credit Agreement (as defined below) and our indentures contain covenants restricting or limiting our ability to, among other things:

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
Upon the occurrence of a "change of control", we will be required to offer to repurchase all outstanding senior or senior subordinated notes. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.
Iron Mountain is a holding company, and, therefore, our ability to make payments on our various debt obligations depends in part on the operations of our subsidiaries.
Iron Mountain is a holding company; substantially all of our assets consist of the stock of our subsidiaries, and substantially all of our operations are conducted by our direct and indirect wholly owned subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by our direct and indirect wholly owned United States subsidiaries, that represent the substantial majority of our United States operations.

Acquisition and Expansion Risks
Elements of our strategic growth plan involve inherent risks.
As part of our strategic growth plan, we expect to invest in new business strategies, products, services, technologies and geographies, including ABOs, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset expenses and liabilities associated with new investments, inadequate return of capital on these investments and the inability to attract, develop and retain skilled employees to lead and support new initiatives. For example, in 2013 we expanded our entry into the data center market by leasing wholesale and retail colocation space in our underground facility in Pennsylvania, and in 2014 we opened our first regional data center in Massachusetts, each of which required a significant capital commitment. Many of these new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results.
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
Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.
Strategic acquisitions are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. The process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our balance sheet and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2015, we conducted operations through 860 leased facilities and 277 owned facilities. Our facilities are divided among our reportable segments as follows: North American Records and Information Management Business (605), North American Data Management Business (58), Western European Business (152), Other International Business (306) and Corporate and Other Business (16). These facilities contain a total of 69.9 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	11	484,961	4	239,110	15	724,071
Arkansas	1	40,000	—	—	1	40,000
California	50	3,277,631	15	1,964,572	65	5,242,203
Colorado	11	505,875	5	338,009	16	843,884
Connecticut	4	209,183	6	665,013	10	874,196
Delaware	5	310,236	1	120,921	6	431,157
Florida	33	2,327,297	4	194,090	37	2,521,387
Georgia	11	910,820	4	229,719	15	1,140,539
Illinois	11	995,800	7	1,309,975	18	2,305,775
Indiana	3	154,080	1	131,506	4	285,586
Iowa	2	145,138	1	14,200	3	159,338
Kansas	1	131,764	—	—	1	131,764
Kentucky	3	84,000	4	418,760	7	502,760
Louisiana	3	210,350	2	214,625	5	424,975
Maine	—	—	1	95,000	1	95,000
Maryland	12	1,170,028	3	327,258	15	1,497,286
Massachusetts (including Corporate Headquarters)	6	529,516	8	1,171,438	14	1,700,954
Michigan	15	857,563	6	345,736	21	1,203,299
Minnesota	11	841,567	—	—	11	841,567
Mississippi	2	157,386	—	—	2	157,386
Missouri	11	1,182,324	1	25,120	12	1,207,444
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	6	220,276	1	107,041	7	327,317
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	30	2,401,451	11	2,143,945	41	4,545,396
New Mexico	1	22,500	2	109,473	3	131,973
New York	23	982,764	13	1,186,266	36	2,169,030
North Carolina	21	1,097,993	2	53,624	23	1,151,617
Ohio	12	763,405	7	660,778	19	1,424,183
Oklahoma	3	138,047	3	145,000	6	283,047
Oregon	11	360,475	1	55,621	12	416,096
Pennsylvania	18	1,662,018	8	2,577,883	26	4,239,901
Puerto Rico	3	178,449	1	54,352	4	232,801
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	9	521,005	—	—	9	521,005
Tennessee	5	186,993	5	153,659	10	340,652
Texas	44	2,108,229	32	2,679,532	76	4,787,761
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	15	591,390	7	605,566	22	1,196,956
Washington	6	312,763	6	472,896	12	785,659
West Virginia	3	234,902	—	—	3	234,902
Wisconsin	7	428,068	1	10,655	8	438,723
	432	27,286,787	180	19,400,702	612	46,687,489
Canada	52	3,052,398	15	1,749,664	67	4,802,062
	484	30,339,185	195	21,150,366	679	51,489,551

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
International
Argentina	4	367,912	5	469,748	9	837,660
Australia	22	1,341,533	3	64,460	25	1,405,993
Austria	2	28,300	1	30,000	3	58,300
Belgium	3	133,357	1	104,391	4	237,748
Brazil	29	1,880,300	4	202,008	33	2,082,308
Chile	11	420,084	6	232,314	17	652,398
China	15	164,936	1	20,518	16	185,454
Columbia	19	525,335	—	—	19	525,335
Czech Republic	9	283,435	—	—	9	283,435
Denmark	1	69,094	—	—	1	69,094
Finland	1	600	—	—	1	600
France	17	721,491	4	217,919	21	939,410
Germany	14	659,975	1	58,329	15	718,304
Greece	2	73,947	—	—	2	73,947
Hong Kong	3	159,198	—	—	3	159,198
Hungary	7	350,898	—	—	7	350,898
India	67	1,300,258	—	—	67	1,300,258
Mexico	8	235,113	6	419,188	14	654,301
Netherlands	4	331,186	3	102,199	7	433,385
Northern Ireland	3	87,310	—	—	3	87,310
Norway	2	107,284	—	—	2	107,284
Peru	2	41,878	8	259,903	10	301,781
Poland	20	722,427	—	—	20	722,427
Republic of Ireland	6	56,525	3	158,558	9	215,083
Romania	7	303,101	—	—	7	303,101
Russia	23	609,408	—	—	23	609,408
Scotland	6	184,298	4	375,294	10	559,592
Serbia	1	32,401	—	—	1	32,401
Singapore	2	63,909	—	—	2	63,909
Slovakia	5	153,548	—	—	5	153,548
Spain	7	165,935	6	203,000	13	368,935
Switzerland	4	85,357	—	—	4	85,357
Turkey	10	601,353	—	—	10	601,353
Ukraine	3	68,887	—	—	3	68,887
United Kingdom	37	1,624,491	26	1,525,848	63	3,150,339
	376	13,955,064	82	4,443,677	458	18,398,741
Total	860	44,294,249	277	25,594,043	1,137	69,888,292
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
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2014 and 2015:

	Sale Prices
	High	Low
2014
First Quarter	$30.48	$25.74
Second Quarter	31.15	25.95
Third Quarter	37.10	31.17
Fourth Quarter	40.41	31.11
2015
First Quarter	$41.53	$35.60
Second Quarter	38.49	30.95
Third Quarter	32.25	26.49
Fourth Quarter	32.35	25.99
The closing price of our common stock on the NYSE on February 19, 2016 was $28.95. As of February 19, 2016, there were 407 holders of record of our common stock.
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
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

In 2014 and 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
_______________________________________________________________________________

(1)	Represents Special Distribution.

(2)	Represents Catch-Up Distribution.
During the years ended December 31, 2013, 2014 and 2015, we declared distributions to our stockholders of $206.4 million, $1,048.9 million and $402.6 million, respectively. These distributions represent approximately $1.08 per share, $5.37 per share and $1.91 per share for the years ended December 31, 2013, 2014 and 2015, respectively, based on the weighted average number of common shares outstanding during each respective year. For 2014, total amounts distributed included the Special Distribution of $700.0 million, or $3.61 per share, associated with our conversion to a REIT.
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The IRS requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2013, 2014 and 2015, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2013	2014	2015
Nonqualified ordinary dividends	0.0%	26.4%	49.3%
Qualified ordinary dividends	100.0%	56.4%	39.1%
Return of capital	0.0%	17.2%	11.6%
	100.0%	100.0%	100.0%
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended December 31, 2015, nor did we repurchase any shares of our common stock during the three months ended December 31, 2015.

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

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,682,990	$1,733,138	$1,784,721	$1,860,243	$1,837,897
Service	1,330,613	1,270,817	1,239,902	1,257,450	1,170,079
Total Revenues	3,013,603	3,003,955	3,024,623	3,117,693	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,245,200	1,277,113	1,288,878	1,344,636	1,290,025
Selling, general and administrative	834,591	850,371	924,031	869,572	844,960
Depreciation and amortization	319,499	316,344	322,037	353,143	345,464
Intangible impairments(1)	46,500	—	—	—	—
Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	995	4,661	430	1,065	3,000
Total Operating Expenses	2,446,785	2,448,489	2,535,376	2,568,416	2,483,449
Operating Income	566,818	555,466	489,247	549,277	524,527
Interest Expense, Net	205,256	242,599	254,174	260,717	263,871
Other Expense, Net	13,043	16,062	75,202	65,187	98,590
Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	348,519	296,805	159,871	223,373	162,066
Provision (Benefit) for Income Taxes	105,139	114,304	62,127	(97,275)	37,713
Gain on Sale of Real Estate, Net of Tax	(2,361)	(206)	(1,417)	(8,307)	(850)
Income from Continuing Operations	245,741	182,707	99,161	328,955	125,203
(Loss) Income from Discontinued Operations, Net of Tax	(47,439)	(6,774)	831	(209)	—
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	200,619	(1,885)	—	—	—
Net Income	398,921	174,048	99,992	328,746	125,203
Less: Net Income Attributable to Noncontrolling Interests	4,054	3,126	3,530	2,627	1,962
Net Income Attributable to Iron Mountain Incorporated	$394,867	$170,922	$96,462	$326,119	$123,241
(footnotes follow)

	Year Ended December 31,
	2011	2012	2013	2014	2015
		(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$1.26	$1.05	$0.52	$1.68	$0.59
Total Income (Loss) from Discontinued Operations	$0.79	$(0.05)	$—	$—	$—
Net Income Attributable to Iron Mountain Incorporated	$2.03	$0.98	$0.51	$1.67	$0.58
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$1.25	$1.04	$0.52	$1.67	$0.59
Total Income (Loss) from Discontinued Operations	$0.78	$(0.05)	$—	$—	$—
Net Income Attributable to Iron Mountain Incorporated	$2.02	$0.98	$0.50	$1.66	$0.58
Weighted Average Common Shares Outstanding—Basic	194,777	173,604	190,994	195,278	210,764
Weighted Average Common Shares Outstanding—Diluted	195,938	174,867	192,412	196,749	212,118
Dividends Declared per Common Share	$0.9375	$5.1200	$1.0800	$5.3713	$1.9100
(footnotes follow)

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Other Data:
Adjusted OIBDA(2)	$949,339	$910,917	$894,581	$925,797	$920,005
Adjusted OIBDA Margin(2)	31.5%	30.3%	29.6%	29.7%	30.6%
Ratio of Earnings to Fixed Charges	2.2x	1.9x	1.5x	1.7x	1.5x
(footnotes follow)

	As of December 31,
	2011(3)	2012(3)	2013(3)	2014(3)	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$179,845	$243,415	$120,526	$125,933	$128,381
Total Assets	6,005,460	6,314,489	6,607,398	6,523,265	6,350,587
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,317,790	3,781,153	4,126,115	4,616,454	4,845,678
Total Equity	1,249,742	1,157,148	1,051,734	869,955	528,607
(footnotes follow)
_______________________________________________________________________________

(1)
For the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $46.5 million in our Continental Western Europe reporting unit, which is a component of the Western European Business segment.

(2)
Adjusted OIBDA and Adjusted OIBDA Margin are non-GAAP measures. Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate), Recall Costs (as defined below) and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

(3)
We have adopted the provisions of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) as of December 31, 2015. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The adoption of ASU 2015-03 did not materially impact our consolidated financial position or results of operations. Prior period amounts for all years presented above were reclassified to conform to the current period presentation. Total assets and total long-term debt (including current portion of long-term debt) at December 31, 2011, 2012, 2013 and 2014 have been reduced by $35.8 million, $43.9 million, $45.6 million and $47.1 million, respectively, to reflect the adoption of ASU 2015-03.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.
This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 12 of this Annual Report.
Overview
Proposed Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall by way of the Scheme. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Cash Supplement as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) the Cash Election. The Cash Election is subject to the Cash Election Cap. Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of February 19, 2016, pay approximately US$323.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of February 19, 2016, would result in a total purchase price to Recall shareholders of approximately $1,791.0 million. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majority under the Australian Corporations Act, (ii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iii) the absence of any final, non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (iv) approval from the NYSE to the listing of additional shares of our common stock to be issued in the Recall Transaction, (v) the establishment of a secondary listing on the ASX to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vi) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (vii) no events having occurred that would have a material adverse effect on Recall or us. We continue to work toward closing of the Recall Transaction and related integration planning.

We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of approximately $80.0 million of Recall Deal Close Costs and approximately $300.0 million of Recall Integration Costs. Of these amounts, approximately $47.1 million was incurred through December 31, 2015 ($24.7 million of Recall Deal Close Costs and $22.4 million of Recall Integration Costs), including approximately $47.0 million of operating expenditures and approximately $0.1 million of capital expenditures.
Divestitures
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26.2 million of cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6.9 million ($10.2 million, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations in 2014 represented less than 1% of our consolidated revenues. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in Ireland and the United Kingdom were previously included in the Western European Business segment.

Cost Optimization Plans
During the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs (the “Organizational Restructuring”), which was completed in 2014. As a result of the Organizational Restructuring, we recorded charges of $23.4 million and $3.5 million for the years ended December 31, 2013 and 2014, respectively, primarily related to employee severance and associated benefits. Costs included in our results from operations associated with the Organizational Restructuring are as follows (in thousands):

	Year Ended December 31,
	2013	2014
Cost of sales (excluding depreciation and amortization)	$3,400	$1,228
Selling, general and administrative expenses	20,000	2,247
Total	$23,400	$3,475
Costs recorded by segment associated with the Organizational Restructuring are as follows (in thousands):

	Year Ended December 31,
	2013	2014
North American Records and Information Management Business	$12,600	$1,560
North American Data Management Business	2,100	340
Western European Business	2,300	33
Other International Business	1,400	—
Corporate and Other Business	5,000	1,542
Total	$23,400	$3,475
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded charges of $10.2 million for the year ended December 31, 2015, primarily related to employee severance and associated benefits. Costs included in our results from operations associated with the Transformation Initiative are as follows (in thousands):

Year Ended December 31, 2015
Cost of sales (excluding depreciation and amortization)	$—
Selling, general and administrative expenses	10,167
Total	$10,167

Costs recorded by segment associated with the Transformation Initiative are as follows (in thousands):

Year Ended December 31, 2015
North American Records and Information Management Business	$5,403
North American Data Management Business	241
Western European Business	1,537
Other International Business	—
Corporate and Other Business	2,986
Total	$10,167

In the first quarter of 2016, we implemented additional actions associated with our Transformation Initiative. As a result of these actions, we expect to record a charge of approximately $7.0 million, primarily related to employee severance and associated benefits, and included as a component of selling, general and administrative expenses. Of this charge, approximately $4.4 million, $0.7 million, $0.1 million and $1.8 million was associated with our North American Records and Information Management Business, North American Data Management Business, Western European Business and Corporate and Other Business segments, respectively.
As we quantify incremental costs associated with future Transformation Initiative actions to achieve our $125.0 million cost reduction goal, we will disclose the relevant cost estimates and charges in the period that such actions are approved.
General
As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Also, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Additionally, during the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment.

As a result of these changes noted above, previously reported segment information has been restated to conform to the current presentation.

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and technology escrow services that protect and manage source code ("Intellectual Property Management"). Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including DMS, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment Services"); (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels.

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

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statement of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2013 results at the 2014 average exchange rates and the 2014 results at the 2015 average exchange rates.
The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.902	$0.753	(16.5)%
Brazilian real	$0.426	$0.305	(28.4)%
British pound sterling	$1.648	$1.529	(7.2)%
Canadian dollar	$0.906	$0.784	(13.5)%
Euro	$1.329	$1.110	(16.5)%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2013	2014
Australian dollar	$0.968	$0.902	(6.8)%
Brazilian real	$0.465	$0.426	(8.4)%
British pound sterling	$1.565	$1.648	5.3%
Canadian dollar	$0.971	$0.906	(6.7)%
Euro	$1.328	$1.329	0.1%

Non-GAAP Measures
Adjusted OIBDA
Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net, Recall Costs (as defined below) and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs (as defined below); (5) REIT Costs (as defined below); (6) other expense (income), net; (7) income (loss) from discontinued operations, net of tax; (8) gain (loss) on sale of discontinued operations, net of tax; and (9) net income (loss) attributable to noncontrolling interests.

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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Year Ended December 31,
	2011	2012	2013	2014	2015
Operating Income	$566,818	$555,466	$489,247	$549,277	$524,527
Add: Depreciation and Amortization	319,499	316,344	322,037	353,143	345,464
Intangible Impairments	46,500	—	—	—	—
Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	995	4,661	430	1,065	3,000
Recall Costs(1)	—	—	—	—	47,014
REIT Costs(2)	15,527	34,446	82,867	22,312	—
Adjusted OIBDA	$949,339	$910,917	$894,581	$925,797	$920,005
_______________________________________________________________________________

(1)
Includes operating expenditures associated with our proposed acquisition of Recall, including costs to complete the Recall Transaction, including advisory and professional fees, as well as costs incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Costs").

(2)
Includes costs associated with our 2011 proxy contest, costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

Adjusted EPS

Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/ write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs; (5) REIT Costs; (6) other expense (income), net; and (7) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Reported EPS—Fully Diluted from Continuing Operations	$1.25	$1.04	$0.52	$1.67	$0.59
Add: Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	0.01	0.03	—	0.01	0.01
Gain on Sale of Real Estate, Net of Tax	(0.01)	—	(0.01)	(0.04)	—
Intangible Impairments	0.24	—	—	—	—
Recall Costs	—	—	—	—	0.22
REIT Costs	0.08	0.20	0.43	0.11	—
Other Expense, Net	0.07	0.09	0.39	0.33	0.46
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.21	0.35	0.07	(0.72)	(0.07)
Adjusted EPS—Fully Diluted from Continuing Operations	$1.85	$1.71	$1.40	$1.36	$1.21
_______________________________________________________________________________

(1)
Adjusted EPS for the years ended December 31, 2011, 2012 and 2013 have been restated to reflect a structural tax rate of approximately 15.0%. Adjusted EPS for the year ended December 31, 2014 reflects a structural tax rate of approximately 14.4%. Adjusted EPS for the year ended December 31, 2015 reflects a structural tax rate of approximately 16.8%. The structural tax rates reflect the tax impact of the reconciling items above as well as discrete tax items.

FFO (NAREIT) and FFO (Normalized)

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and
us as net income excluding (i) depreciation on real estate assets and (ii) gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) Recall Costs; (4) REIT Costs; (5) other expense (income), net; (6) deferred income taxes and REIT tax adjustments; (7) income (loss) from discontinued operations, net of tax; and (8) gain (loss) on sale of discontinued operations, net of tax.

Reconciliation of Net Income to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Year Ended December 31,
	2014	2015
Net Income	$328,746	$125,203
Add: Real Estate Depreciation(1)	184,170	178,800
Gain on Sale of Real Estate, Net of Tax	(8,307)	(850)
FFO (NAREIT)	504,609	303,153
Add: Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000
Recall Costs	—	47,014
REIT Costs	22,312	—
Other Expense, Net(2)	65,187	98,590
Deferred Income Taxes and REIT Tax Adjustments(3)	(144,154)	(5,513)
Loss from Discontinued Operations, Net of Tax	209	—
FFO (Normalized)	$449,228	$446,244
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements and racking).

(2)	Includes foreign currency transaction gains and losses, net of $58.3 million and $70.9 million in the years ended December 31, 2014 and 2015, respectively.

(3)	REIT tax adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to our REIT conversion (including the impact of amended tax returns).

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
Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition, as we acquire additional information impacting our estimates as of the acquisition date. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.
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
Of the key assumptions that impact the estimated fair values of customer relationship intangible assets, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions. To illustrate the sensitivity of changes in key assumptions used in determining the fair value of customer relationship intangible assets acquired in our most significant acquisition in fiscal year 2015 (Crozier), a hypothetical increase of 10% in the expected annual future cash flows attributable to this acquisition, with all other assumptions unchanged, would have increased the calculated fair value of the acquired customer relationship intangible assets for this acquisition by $1.6 million (or 10.0%), with an offsetting decrease to goodwill. A hypothetical decrease of 100 basis points in the discount rate, with all other assumptions unchanged, would have increased the fair value of the acquired customer relationship intangible asset for this acquisition by $0.8 million (or 5.1%), with an offsetting decrease to goodwill.
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

•
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If events indicate the carrying value of such assets may not be recoverable, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
        Goodwill and intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We have selected October 1 as our annual goodwill impairment analysis date. We performed our annual goodwill impairment analysis as of October 1, 2013, 2014 and 2015 and concluded that goodwill was not impaired as of those dates. Our reporting units, at which level we performed our goodwill impairment analysis as of October 1, 2015, were as follows: (1) North American Records and Information Management (which includes Intellectual Property Management and Fulfillment Services); (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers (which consists primarily of our data center business in the United States); (5) Adjacent Businesses - Consumer Storage (which consists of a consumer storage business with operations in the United States acquired in April 2015); (6) the United Kingdom, Ireland and Norway (the “UKI and Norway” reporting unit); (7) Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (the “Continental Western Europe” reporting unit); (8) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark (the “Emerging Markets - Eastern Europe” reporting unit); (9) Latin America; (10) Australia and Singapore; (11) China and Hong Kong (the “Greater China” reporting unit); (12) India; and (13) Russia, Ukraine and Denmark. See Note 2.g. to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2015, all of our reporting units with goodwill had estimated fair values that exceeded their carrying values by greater than 25%. As of December 31, 2015, no factors were identified that would alter our October 1, 2015 goodwill impairment analysis. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Reporting unit valuations have been determined using a combined approach based on the present value of future cash flows and market multiples of revenues and/or earnings. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

Although we believe we have sufficient historical and projected information available to us to test for impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2015. With respect to all of our reporting units as of October 1, 2015, we noted that, based on the fair value of these reporting units determined as of October 1, 2015, (i) a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the fair value of these reporting units as of October 1, 2015 by a range of approximately 8.3% to 10.5% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their fair value; and (ii) a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the fair value of these reporting units as of October 1, 2015 by a range of approximately 5.1% to 21.8% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their fair value.
Income Taxes
As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. As a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities and for loss and credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that the change is enacted. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP. Valuation allowances would be reversed as a reduction to the provision for income taxes if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the recoverability of the asset.

We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70.8 million at December 31, 2015 to reduce future federal taxable income, on which $3.0 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2034, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $66.2 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 91%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets, and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2014 and 2015, we had approximately $56.0 million and $47.7 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the United States. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the United States, and, therefore, during 2014, we recognized an increase in our tax provision from continuing operations in the amount of $46.4 million, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. We continue to provide incremental federal and state income taxes on net book over outside basis differences related to the earnings of our foreign subsidiaries. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level.
Recent Accounting Pronouncements
See Note 2.w. in Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements.

Results of Operations
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 and Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$3,117,693	$3,007,976	$(109,717)	(3.5)%
Operating Expenses	2,568,416	2,483,449	(84,967)	(3.3)%
Operating Income	549,277	524,527	(24,750)	(4.5)%
Other Expenses, Net	220,322	399,324	179,002	81.2%
Income from Continuing Operations	328,955	125,203	(203,752)	(61.9)%
Loss from Discontinued Operations, Net of Tax	(209)	—	209	(100.0)%
Net Income	328,746	125,203	(203,543)	(61.9)%
Net Income Attributable to Noncontrolling Interests	2,627	1,962	(665)	(25.3)%
Net Income Attributable to Iron Mountain Incorporated	$326,119	$123,241	$(202,878)	(62.2)%
Adjusted OIBDA(1)	$925,797	$920,005	$(5,792)	(0.6)%
Adjusted OIBDA Margin(1)	29.7%	30.6%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2013	2014
Revenues	$3,024,623	$3,117,693	$93,070	3.1%
Operating Expenses	2,535,376	2,568,416	33,040	1.3%
Operating Income	489,247	549,277	60,030	12.3%
Other Expenses, Net	390,086	220,322	(169,764)	(43.5)%
Income from Continuing Operations	99,161	328,955	229,794	231.7%
Income (Loss) from Discontinued Operations, Net of Tax	831	(209)	(1,040)	(125.2)%
Net Income	99,992	328,746	228,754	228.8%
Net Income Attributable to Noncontrolling Interests	3,530	2,627	(903)	(25.6)%
Net Income Attributable to Iron Mountain Incorporated	$96,462	$326,119	$229,657	238.1%
Adjusted OIBDA(1)	$894,581	$925,797	$31,216	3.5%
Adjusted OIBDA Margin(1)	29.6%	29.7%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Annual Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$1,860,243	$1,837,897	$(22,346)	(1.2)%	4.0%	2.7%
Service	1,257,450	1,170,079	(87,371)	(6.9)%	(0.9)%	(0.4)%
Total Revenues	$3,117,693	$3,007,976	$(109,717)	(3.5)%	2.1%	1.5%

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2013	2014
Storage Rental	$1,784,721	$1,860,243	$75,522	4.2%	5.4%	2.2%
Service	1,239,902	1,257,450	17,548	1.4%	2.8%	(0.7)%
Total Revenues	$3,024,623	$3,117,693	$93,070	3.1%	4.3%	1.0%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates and the 2013 results at the 2014 average exchange rates.

(2)
Our revenue internal growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate revenue internal growth in local currency for our international operations.

Consolidated storage rental revenues decreased $22.3 million, or 1.2%, to $1,837.9 million for the year ended December 31, 2015 from $1,860.2 million for the year ended December 31, 2014. In the year ended December 31, 2015, consolidated storage rental internal growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign exchange rates compared to the year ended December 31, 2014. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2015 by 5.2%, compared to the same prior year period. This decrease was partially offset by storage rental revenue internal growth of 2.7% in the year ended December 31, 2015, as well as the net impact of acquisitions/divestitures of 1.3% in the year ended December 31, 2015 compared to the year ended December 31, 2014. Our consolidated storage rental revenue growth in 2015 was driven by sustained storage rental internal growth of 0.1%, 4.2%, 2.7% and 10.8% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively. Global records management net volumes at December 31, 2015 increased by 2.3% over the ending volume at December 31, 2014, supported by 6.1% volume increases in our Other International Business segment. Consolidated storage rental revenues increased $75.5 million, or 4.2%, to $1,860.2 million for the year ended December 31, 2014 from $1,784.7 million for the year ended December 31, 2013. The reported revenue growth rate for the year ended December 31, 2014 consists primarily of revenue internal growth of 2.2%. Net acquisitions/divestitures contributed 3.2% of the increase in reported storage rental revenues in 2014 over 2013. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2014 by approximately 1.2%. Our consolidated storage rental revenue internal growth in 2014 was driven by sustained storage rental internal growth of 0.3%, 2.3%, 1.9% and 11.6% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively.

Consolidated service revenues decreased $87.4 million, or 6.9%, to $1,170.1 million for the year ended December 31, 2015 from $1,257.5 million for the year ended December 31, 2014. Service revenue internal growth was negative 0.4% for the year ended December 31, 2015, compared to the same prior year period. The negative service revenue internal growth for the year ended December 31, 2015 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the North American Data Management Business segment are reflecting more recent reductions in service activity levels. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 6.0% in 2015 over 2014. Net acquisitions/divestitures decreased reported service revenues by 0.5% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $23.7 million reduction in consolidated service revenue associated with the disposition of our International Shredding Operations. Consolidated service revenues increased $17.5 million, or 1.4%, to $1,257.5 million for the year ended December 31, 2014 from $1,239.9 million for the year ended December 31, 2013. In the year ended December 31, 2014, the net impact of acquisitions/divestitures was offset by negative service revenue internal growth and unfavorable fluctuations in foreign currency exchange rates. Net acquisitions/divestitures contributed 3.5% of the increase in reported service revenues in 2014. Service revenue internal growth was negative 0.7% for the year ended December 31, 2014. The negative service revenue internal growth for 2014 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations decreased reported service revenues by 1.4% in 2014 over 2013.
For the reasons stated above, our consolidated revenues decreased $109.7 million, or 3.5%, to $3,008.0 million for the year ended December 31, 2015 from $3,117.7 million for the year ended December 31, 2014. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 5.6%, compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. This decrease was partially offset by consolidated revenue internal growth of 1.5% in the year ended December 31, 2015 as well as the net impact of acquisitions/divestitures of 0.6% in the year ended December 31, 2015 compared to the year ended December 31, 2014. Our consolidated revenues increased $93.1 million, or 3.1%, to $3,117.7 million for the year ended December 31, 2014 from $3,024.6 million for the year ended December 31, 2013. Revenue internal growth was 1.0% for 2014. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 1.2% primarily due to the weakening of the Australian dollar, Brazilian real and Canadian dollar, partially offset by a strengthening of the British pound sterling and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisitions/divestitures contributed an increase of 3.3% of total reported revenues in 2014 over the same period in 2013.

Internal Growth—Eight-Quarter Trend

	2014				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	1.4%	1.6%	2.2%	3.5%	3.0%	2.7%	2.8%	2.2%
Service Revenue	(0.7)%	(1.9)%	(2.7)%	2.3%	(1.0)%	—%	(0.9)%	0.3%
Total Revenue	0.5%	0.1%	0.2%	3.0%	1.4%	1.6%	1.3%	1.4%
We expect our consolidated revenue internal growth rate for 2016 to be approximately 1.5% to 2.5%. During the past eight quarters our storage rental revenue internal growth rate has ranged between 1.4% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past two fiscal years, averaging between 2.2% and 2.7% for full-year 2014 and 2015. At various points in the economic cycle, storage rental revenue internal growth may be influenced by changes in pricing and volume. In 2014, we initiated sales force programs focused on increasing volume through new sales and improved customer retention. In addition, we continue to enhance our pricing strategy through implementing a statistical-based approach, which enables customized pricing based on customer profiles and needs. Within our international portfolio, the Western European Business segment is generating consistent low-to-mid single-digit storage rental revenue internal growth, while the Other International Business segment is producing strong double-digit storage rental revenue internal growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2014	2015	Dollar Change	Actual	Constant Currency	2014	2015
Labor	$674,658	$647,082	$(27,576)	(4.1)%	2.8%	21.6%	21.5%	(0.1)%
Facilities	440,408	425,882	(14,526)	(3.3)%	2.7%	14.1%	14.2%	0.1%
Transportation	118,027	101,240	(16,787)	(14.2)%	(9.5)%	3.8%	3.4%	(0.4)%
Product Cost of Sales and Other	111,543	115,821	4,278	3.8%	12.9%	3.6%	3.9%	0.3%
	$1,344,636	$1,290,025	$(54,611)	(4.1)%	2.5%	43.1%	42.9%	(0.2)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

	2013	2014	Dollar Change	Actual	Constant Currency	2013	2014
Labor	$638,403	$674,658	$36,255	5.7%	7.7%	21.1%	21.6%	0.5%
Facilities	413,675	440,408	26,733	6.5%	7.5%	13.7%	14.1%	0.4%
Transportation	123,179	118,027	(5,152)	(4.2)%	(2.6)%	4.1%	3.8%	(0.3)%
Product Cost of Sales and Other	113,621	111,543	(2,078)	(1.8)%	—%	3.8%	3.6%	(0.2)%
	$1,288,878	$1,344,636	$55,758	4.3%	6.0%	42.6%	43.1%	0.5%
Labor
Labor expense decreased to 21.5% of consolidated revenues for the year ended December 31, 2015 compared to 21.6% for the year ended December 31, 2014. Labor costs were favorably impacted by 6.9 percentage points due to currency rate changes during the year ended December 31, 2015 compared to the same prior year period. Labor expense for the year ended December 31, 2015 increased by 2.8% on a constant dollar basis compared to the year ended December 31, 2014. This increase was primarily due to a $14.6 million increase in labor costs in our Other International Business segment, primarily associated with the impact of recent acquisitions, and a $7.0 million increase in labor costs in our North American Records and Information Management Business segment, primarily associated with an increase in medical expenses. These increases were partially offset by a $1.2 million reduction in restructuring costs associated with the Organizational Restructuring (primarily related to our North American Records and Information Management Business segment) in the year ended December 31, 2015 compared to the year ended December 31, 2014.
Labor expense increased to 21.6% of consolidated revenues for the year ended December 31, 2014 compared to 21.1% for the year ended December 31, 2013. Labor expense for the year ended December 31, 2014 increased by 7.7% on a constant dollar basis compared to the year ended December 31, 2013, primarily due to incremental labor costs associated with acquisitions completed during fiscal year 2014 and the fourth quarter of 2013, as well as merit increases, partially offset by a $2.2 million decrease in restructuring costs. Labor costs were favorably impacted by 2.0 percentage points due to currency rate changes during the year ended December 31, 2014.

Facilities
Facilities costs increased to 14.2% of consolidated revenues for the year ended December 31, 2015, compared to 14.1% for the year ended December 31, 2014. Facilities costs were favorably impacted by 6.0 percentage points due to currency rate changes during the year ended December 31, 2015. Rent expense increased by $6.7 million on a constant dollar basis for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by increased costs in our Other International Business segment. Other facilities costs increased by $4.6 million on a constant dollar basis for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher property taxes and common area charges of $3.4 million and building maintenance and security costs of $4.4 million, partially offset by a decrease in insurance costs of $3.6 million primarily associated with insurance deductibles related to a fire at one of our facilities in Buenos Aires, Argentina in February 2014.
Facilities costs increased to 14.1% of consolidated revenues for the year ended December 31, 2014, compared to 13.7% for the year ended December 31, 2013. Rent expense, which, on a constant dollar basis, increased by $10.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the impact of acquisitions completed during fiscal year 2014 and the fourth quarter of 2013. Other facilities costs increased by $19.9 million on a constant dollar basis for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to higher utilities of $4.0 million and building maintenance costs of $6.5 million, as well as higher insurance costs of $3.5 million primarily associated with insurance deductibles related to the fire at one of our facilities in Buenos Aires, Argentina noted above. Facilities costs were favorably impacted by 1.0 percentage points due to currency rate changes during the year ended December 31, 2014.
Transportation
Transportation expenses decreased by $10.6 million on a constant dollar basis during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of decreased fuel and insurance costs of $7.9 million and $3.2 million, respectively. Transportation expenses were favorably impacted by 4.7 percentage points due to currency rate changes during the year ended December 31, 2015.
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
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the year ended December 31, 2015, product cost of sales and other increased by $4.3 million compared to the year ended December 31, 2014 on an actual basis, primarily due to an increase in costs associated with special projects. These costs were favorably impacted by 9.1 percentage points due to currency rate changes during the year ended December 31, 2015.
For the year ended December 31, 2014, product cost of sales and other decreased by $2.1 million compared to the year ended December 31, 2013 on an actual basis, primarily due to a reduction in costs associated with special projects. These costs were favorably impacted by 1.8 percentage points due to currency rate changes during the year ended December 31, 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$538,657	$515,973	$(22,684)	(4.2)%	0.5%	17.3%	17.2%	(0.1)%
Sales, Marketing & Account Management	213,532	214,029	497	0.2%	5.0%	6.8%	7.1%	0.3%
Information Technology	103,174	99,632	(3,542)	(3.4)%	1.1%	3.3%	3.3%	—%
Bad Debt Expense	14,209	15,326	1,117	7.9%	10.6%	0.5%	0.5%	—%
	$869,572	$844,960	$(24,612)	(2.8)%	1.9%	27.9%	28.1%	0.2%

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2013	2014				2013	2014
General and Administrative	$595,699	$538,657	$(57,042)	(9.6)%	(8.8)%	19.7%	17.3%	(2.4)%
Sales, Marketing & Account Management	219,143	213,532	(5,611)	(2.6)%	(1.8)%	7.2%	6.8%	(0.4)%
Information Technology	97,868	103,174	5,306	5.4%	6.1%	3.2%	3.3%	0.1%
Bad Debt Expense	11,321	14,209	2,888	25.5%	27.4%	0.4%	0.5%	0.1%
	$924,031	$869,572	$(54,459)	(5.9)%	(5.1)%	30.6%	27.9%	(2.7)%
General and Administrative
General and administrative expenses decreased to 17.2% of consolidated revenues during the year ended December 31, 2015 compared to 17.3% in the year ended December 31, 2014. General and administrative expenses were favorably impacted by 4.7 percentage points due to currency rate changes during the year ended December 31, 2015. On a constant dollar basis, general and administrative expenses increased by $2.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of a $47.0 million increase in Recall Costs and a $6.1 million increase in costs associated with the Transformation Initiative, partially offset by a $22.3 million decrease in REIT Costs, a $10.4 million decrease in general and administrative expenses, primarily related to professional fees, associated with our Corporate and Other Business segment, a $9.9 million decrease in professional fees associated with our North American Records and Information Management Business segment, a $3.0 million decrease in general and administrative expenses associated with our Other International Business segment and a $1.8 million decrease in restructuring costs associated with the Organization Restructuring.
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

Sales, Marketing & Account Management
Sales, marketing and account management expenses increased to 7.1% of consolidated revenues during the year ended December 31, 2015 compared to 6.8% in 2014. Sales, marketing and account management expenses were favorably impacted by 4.8 percentage points due to currency rate changes during the year ended December 31, 2015. On a constant dollar basis, sales, marketing and account management expenses during the year ended December 31, 2015 increased by $10.2 million compared to the year ended December 31, 2014, primarily due to an increase in compensation expenses of $7.6 million, primarily associated with higher sales commissions in our North American Data Management Business segment, as well as an increase in marketing expenses of $2.1 million.
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
Information Technology
On a constant dollar basis, information technology expenses increased $1.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increased compensation expenses of $1.7 million. Information technology expenses were favorably impacted by 4.5 percentage points due to currency rate changes during the year ended December 31, 2015.
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
Bad Debt Expense
Consolidated bad debt expense for the year ended December 31, 2015 increased $1.1 million to $15.3 million (0.5% of consolidated revenues) from $14.2 million (0.5% of consolidated revenues) for the year ended December 31, 2014. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Consolidated bad debt expense for the year ended December 31, 2014 increased $2.9 million to $14.2 million (0.5% of consolidated revenues) from $11.3 million (0.4% of consolidated revenues) for the year ended December 31, 2013.
Depreciation, Amortization, and Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $12.5 million and $24.5 million, on a constant dollar basis, for the years ended December 31, 2015 and 2014, respectively, compared to the years ended December 31, 2014 and 2013, respectively, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.
Amortization expense increased $0.5 million and $10.1 million, on a constant dollar basis, for the years ended December 31, 2015 and 2014, respectively, compared to the years ended December 31, 2014 and 2013, respectively, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $3.0 million for the year ended December 31, 2015 and consisted primarily of $1.8 million of losses associated with the write-off of certain property in our Western European Business segment, as well as $1.5 million of losses associated with the write-off of certain property in our North American Records and Information Management Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.1 million for the year ended December 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.4 million for the year ended December 31, 2013 and consisted of $1.7 million of asset write-offs in our North American Records and Information Management Business segment, approximately $0.3 million of asset write-offs in our Corporate and Other Business segment, approximately $0.6 million of asset write-offs associated with our Western European Business segment and approximately $0.3 million of asset write-offs associated with our Other International Business segment, partially offset by gains of approximately $2.5 million on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment.
OPERATING INCOME and ADJUSTED OIBDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated operating income and Adjusted OIBDA:

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2015
Operating Income	$549,277	$524,527	$(24,750)	(4.5)%
Operating Income as a Percentage of Consolidated Revenue	17.6%	17.4%
Adjusted OIBDA	925,797	920,005	(5,792)	(0.6)%
Adjusted OIBDA Margin	29.7%	30.6%

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2014
Operating Income	$489,247	$549,277	$60,030	12.3%
Operating Income as a Percentage of Consolidated Revenue	16.2%	17.6%
Adjusted OIBDA	894,581	925,797	31,216	3.5%
Adjusted OIBDA Margin	29.6%	29.7%

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $3.2 million to $263.9 million (8.8% of consolidated revenues) for the year ended December 31, 2015 from $260.7 million (8.4% of consolidated revenues) for the year ended December 31, 2014 primarily due to (1) the issuance in September 2014 of 400.0 million British pounds sterling in aggregate principal amount of the 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"), (2) the issuance in September 2015 of $1,000.0 million in aggregate principal amount of 6% Senior Notes due 2020 (the "6% Notes due 2020") by IMI and (3) higher borrowings (on a weighted average basis) under the Credit Agreement, the Former Credit Agreement and the Accounts Receivable Securitization Program (each as discussed and defined below) during 2015 compared to 2014. This increase was partially offset by (1) the redemption in December 2014 of $306.0 million aggregate principal outstanding of our 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes") and (2) the redemption in October 2015 of (i) 255.0 million Euro in aggregate principal outstanding of the 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes) and (iii) the remaining $106.0 million aggregate principal outstanding of the 8 3/8% Notes. Our weighted average interest rate was 5.3% at December 31, 2015 and 5.6% at December 31, 2014.
Consolidated interest expense, net increased $6.5 million to $260.7 million (8.4% of consolidated revenues) for the year ended December 31, 2014 from $254.2 million (8.4% of consolidated revenues) for the year ended December 31, 2013 primarily due to (1) the issuance in August 2013 of (i) $600.0 million in aggregate principal of 6% Senior Notes due 2023 (the "6% Notes due 2023") by IMI and (ii) the issuance of 200.0 million CAD in aggregate principal of the 6 1/8% Senior Notes due 2021 (the "CAD Notes") by Iron Mountain Canada Operations ULC ("Canada Company") and (2) the issuance of the GBP Notes. This increase was partially offset by (1) the redemption in August 2013 of (i) 175.0 million CAD of the 7 1/2% CAD Senior Subordinated Notes due 2017 (the "7 1/2% Notes"), (ii) $50.0 million of the 8% Senior Subordinated Notes due 2018 (the "8% Notes due 2018"), (iii) $300.0 million of the 8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020") and (iv) $137.5 million of the 8 3/8% Notes and (2) the redemption in January 2014 of 150.0 million British pounds sterling of the 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes").
Other Expense (Income), Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2014	2015
Foreign currency transaction losses, net	$58,316	$70,851	$12,535
Debt extinguishment expense, net	16,495	27,305	10,810
Other, net	(9,624)	434	10,058
	$65,187	$98,590	$33,403

	Year Ended December 31,
			Dollar Change
	2013	2014
Foreign currency transaction losses, net	$36,201	$58,316	$22,115
Debt extinguishment expense, net	43,724	16,495	(27,229)
Other, net	(4,723)	(9,624)	(4,901)
	$75,202	$65,187	$(10,015)
We recorded net foreign currency transaction losses of $70.9 million in the year ended December 31, 2015, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2014, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from changes in the exchange rate of the British pound sterling as it relates to our intercompany balances with and between our European subsidiaries and Euro denominated bonds issued by IMI.

We recorded net foreign currency transaction losses of $58.3 million in the year ended December 31, 2014, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, British pound sterling, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2013, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from British pound sterling borrowings on our revolving credit facility, Australian dollar and British pound sterling forward contracts, and Euro denominated bonds issued by IMI.
We recorded net foreign currency transaction losses of $36.2 million in the year ended December 31, 2013, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Australian dollar, Brazilian real, Russian ruble and Euro against the United States dollar compared to December 31, 2012, as these currencies relate to our intercompany balances with and between our European, Australian and Brazilian subsidiaries as well as British pound sterling debt and forward currency contracts, which were partially offset by gains as a result of an Australian forward currency contract, as well as changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2012 as it relates to our intercompany balances with and between our United Kingdom subsidiaries.
During the year ended December 31, 2015, we recorded a debt extinguishment charge of $27.3 million related to (i) the refinancing of the Credit Agreement in the third quarter of 2015 and (ii) the early extinguishment of the 6 3/4% Notes, 7 3/4% Notes and the remaining portion outstanding of the 8 3/8% Notes in the fourth quarter of 2015. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs. During the year ended December 31, 2014, we recorded a debt extinguishment charge of $16.5 million related to the early redemption of $306.0 million in aggregate principal of the 8 3/8% Notes at 104.188% of par. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs. During the year ended December 31, 2013, we recorded a debt extinguishment charge of $43.7 million related to (i) the amendment of our Former Credit Agreement (as defined below) in the third quarter of 2013, representing a write-off of deferred financing costs, and (ii) the early extinguishment of the 7 1/2% Notes, the 8% Notes due 2018, the 8% Notes due 2020 and a portion of the 8 3/8% Notes. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.
Other, net in the year ended December 31, 2015 consisted primarily of $0.6 million related to the write-down of certain investments. Other, net in the year ended December 31, 2014 included income of $9.6 million. In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom in a stock transaction and recorded a pretax gain of approximately $6.9 million (see Note 16 to Notes to Consolidated Financial Statements included in this Annual Report). Also included in other, net in the year ended December 31, 2014 was approximately $0.9 million of royalty income and $1.1 million of gains associated with a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2013 consists primarily of $3.7 million of royalty income.
Provision for Income Taxes
Our effective tax rates for the years ended December 31, 2013, 2014 and 2015 were 38.9%, (43.5)% and 23.3%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2013 were the impact from the repatriation discussed below, which increased our 2013 effective tax rate by 13.1%, and state income taxes (net of federal tax benefit). These expenses were partially offset by a favorable impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
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

As a result of our REIT conversion, we recorded a net tax benefit of $212.2 million during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29.3 million associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46.4 million in our tax provision associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax adjustments related to the REIT conversion, including a tax benefit of $63.3 million primarily related to the dividends paid deduction.
The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51.6 million and an out-of-period tax adjustment (approximately $9.0 million tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33.5 million, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.
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
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the year ended December 31, 2015 was $0.9 million, net of tax of $0.2 million associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate for the year ended December 31, 2014 was $8.3 million, net of tax of $2.2 million associated with the sale of two buildings in the United Kingdom and a building in Canada. Consolidated gain on sale of real estate for the year ended December 31, 2013 was $1.4 million, net of tax of $0.4 million associated with the sale of a building in the United Kingdom.

INCOME FROM CONTINUING OPERATIONS (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations:

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2015
Income from Continuing Operations	$328,955	$125,203	$(203,752)	(61.9)%
Income from Continuing Operations as a Percentage of Consolidated Revenue	10.6%	4.2%

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2014
Income from Continuing Operations	$99,161	$328,955	$229,794	231.7%
Income from Continuing Operations as a Percentage of Consolidated Revenue	3.3%	10.6%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
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
NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $2.0 million, $2.6 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Also, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Additionally, during the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment.
As a result of these changes noted above, previously reported segment information has been restated to conform to the current presentation.

Our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—storage and information management services, including Records Management, Destruction and DMS throughout the United States and Canada; as well as Fulfillment Services and Intellectual Property Management in the United States.

•
North American Data Management Business—Data Protection & Recovery; server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients, throughout the United States and Canada.

•
Western European Business—storage and information management services, including Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Ireland, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland. Until December 2014, our Western European Business segment offered Destruction in the United Kingdom and Ireland.

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

•
Corporate and Other Business—primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Businesses operating segment (which was formerly referred to as our Emerging Businesses operating segment), as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

North American Records and Information Management Business

				Percentage Change

	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$1,080,013	$1,077,305	$(2,708)	(0.3)%	1.1%	0.1%
Service	715,348	698,060	(17,288)	(2.4)%	(0.6)%	(1.6)%
Segment Revenue	$1,795,361	$1,775,365	$(19,996)	(1.1)%	0.4%	(0.6)%
Segment Adjusted OIBDA(1)	$698,719	$714,639	$15,920
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.9%	40.3%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2013	2014		Actual
Storage Rental	$1,057,126	$1,080,013	$22,887	2.2%	2.9%	0.3%
Service	712,107	715,348	3,241	0.5%	1.4%	(0.5)%
Segment Revenue	$1,769,233	$1,795,361	$26,128	1.5%	2.3%	—%
Segment Adjusted OIBDA(1)	$652,575	$698,719	$46,144
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	36.9%	38.9%
_______________________________________________________________________________

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the year ended December 31, 2015, reported revenue in our North American Records and Information Management Business segment decreased 1.1% compared to the year ended December 31, 2014, primarily due to negative internal growth and foreign currency exchange rate fluctuations. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.5% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Negative internal growth of 0.6% in the year ended December 31, 2015 was primarily the result of negative service revenue internal growth of 1.6% in the year ended December 31, 2015, resulting from reduced retrieval/re-file activity and a related decrease in transportation revenues. Net acquisitions/divestitures increased reported revenue in our North American Records and Information Management Business segment by 1.0% in the year ended December 31, 2015, compared to the year ended December 31, 2014. Adjusted OIBDA as a percentage of segment revenue increased 140 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by a $11.7 million decrease in professional fees, a $7.5 million decrease in fuel and insurance costs, a $5.7 million decrease in incentive compensation and a $1.6 million decrease in costs due to the Organizational Restructuring, as well as a decrease in sales, marketing and account management costs. These decreases were partially offset by $5.4 million of employee severance costs recorded during the year ended December 31, 2015 associated with the Transformation Initiative.
For the year ended December 31, 2014, reported revenue in our North American Records and Information Management Business segment increased 1.5% compared to the year ended December 31, 2013. This increase is primarily attributable to the impact of acquisitions of 2.3% in the year ended December 31, 2014 compared to the year ended December 31, 2013. Flat total internal growth was primarily the result of negative service internal growth of 0.5%, resulting from a trend toward reduced retrieval/re-file activity and a related decrease in transportation revenues, partially offset by storage rental revenue internal growth of 0.3% in the year ended December 31, 2014, primarily related to net price increases. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.8% compared to the year ended December 31, 2013 due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 200 basis points in the year ended December 31, 2014 compared to 2013, primarily due to decreases in restructuring charges and compensation expense as a result of the organizational restructuring initiated in the fourth quarter of 2013.

North American Data Management Business

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$247,017	$255,601	$8,584	3.5%	4.4%	4.2%
Service	143,190	134,885	(8,305)	(5.8)%	(4.9)%	(5.1)%
Segment Revenue	$390,207	$390,486	$279	0.1%	1.0%	0.8%
Segment Adjusted OIBDA(1)	$226,396	$203,803	$(22,593)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	58.0%	52.2%

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency	Internal Growth
	2013	2014
Storage Rental	$241,772	$247,017	$5,245	2.2%	2.6%	2.3%
Service	154,747	143,190	(11,557)	(7.5)%	(7.0)%	(7.5)%
Segment Revenue	$396,519	$390,207	$(6,312)	(1.6)%	(1.1)%	(1.5)%
Segment Adjusted OIBDA(1)	$237,380	$226,396	$(10,984)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	59.9%	58.0%
_______________________________________________________________________________

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the year ended December 31, 2015, reported revenue in our North American Data Management Business segment increased 0.1% compared to the year ended December 31, 2014, primarily due to internal growth of 0.8%. The internal growth was primarily attributable to storage rental revenue internal growth of 4.2%, partially offset by negative service revenue internal growth of 5.1% in the year ended December 31, 2015, which was due to declines in service revenue activity levels as the storage business becomes more archival in nature. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.9% compared to the prior year due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 580 basis points in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increased overhead expenses of $15.9 million, primarily associated with higher sales, marketing and account management expenses and, to a lesser extent, reduced gross profit related to a decline in service revenues without a corresponding decrease in costs.
For the year ended December 31, 2014, reported revenue in our North American Data Management Business segment decreased 1.6% compared to the year ended December 31, 2013, primarily due to negative internal growth of 1.5%. The negative internal growth was primarily attributable to negative service internal growth of 7.5%, which was due to declines in service revenue activity levels as the storage business becomes more archival in nature, partially offset by storage rental revenue internal growth of 2.3% in the year ended December 31, 2014, primarily related to net price increases. For the year ended December 31, 2014, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.5% compared to the year ended December 31, 2013 due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue declined 190 basis points in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the aforementioned negative internal growth, as well as costs not decreasing in proportion to the decline in revenue.

Western European Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$257,390	$239,257	$(18,133)	(7.0)%	3.9%	2.7%
Service	191,841	158,256	(33,585)	(17.5)%	(7.8)%	(0.6)%
Segment Revenue	$449,231	$397,513	$(51,718)	(11.5)%	(1.1)%	1.4%
Segment Adjusted OIBDA(1)	$130,423	$120,649	$(9,774)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.0%	30.4%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2013	2014
Storage Rental	$242,563	$257,390	$14,827	6.1%	2.7%	1.9%
Service	192,783	191,841	(942)	(0.5)%	(3.8)%	(4.0)%
Segment Revenue	$435,346	$449,231	$13,885	3.2%	(0.2)%	(0.6)%
Segment Adjusted OIBDA(1)	$118,823	$130,423	$11,600
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	27.3%	29.0%
_______________________________________________________________________________

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the year ended December 31, 2015, reported revenue in our Western European Business segment decreased 11.5% compared to the year ended December 31, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations resulted in decreased revenue in the year ended December 31, 2015, as measured in United States dollars, of approximately 10.4% as compared to the same prior year period, due to the weakening of the British pound sterling and the Euro against the United States dollar. Revenue internal growth for the year ended December 31, 2015 was 1.4%, supported by 2.7% storage rental revenue internal growth for the year ended December 31, 2015. Net acquisitions/divestitures decreased reported revenue in our Western European Business segment by 2.5% in the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $15.3 million reduction in reported service revenues associated with the disposition of our shredding operations in the United Kingdom and Ireland in December 2014. Adjusted OIBDA as a percentage of segment revenue increased 140 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to improved profitability associated with lower transportation and facility costs.
For the year ended December 31, 2014, reported revenues in our Western European Business segment increased 3.2% compared to the year ended December 31, 2013. Internal growth for the year ended December 31, 2014 was negative 0.6%, driven by negative 4.0% service revenue internal growth, partially offset by storage rental revenue internal growth of 1.9%. Foreign currency fluctuations in 2014 resulted in increased revenue for the year ended December 31, 2014, as measured in United States dollars, of approximately 3.4% as compared to the year ended December 31, 2013, due to the strengthening of the British pound sterling and the Euro against the United States dollar. Net acquisitions/divestitures increased total reported revenue growth in the year ended December 31, 2014 by 0.4%. Adjusted OIBDA as a percentage of segment revenue increased by 170 basis points in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to improved profitability as a result of real estate optimization in the United Kingdom during 2013 and early 2014.

Other International Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$263,737	$245,154	$(18,583)	(7.0)%	14.4%	10.8%
Service	205,577	176,206	(29,371)	(14.3)%	7.6%	9.0%
Segment Revenue	$469,314	$421,360	$(47,954)	(10.2)%	11.5%	10.0%
Segment Adjusted OIBDA(1)	$84,468	$87,341	$2,873
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.0%	20.7%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2013	2014
Storage Rental	$231,160	$263,737	$32,577	14.1%	24.6%	11.6%
Service	179,093	205,577	26,484	14.8%	25.7%	9.4%
Segment Revenue	$410,253	$469,314	$59,061	14.4%	25.0%	10.7%
Segment Adjusted OIBDA(1)	$87,180	$84,468	$(2,712)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.3%	18.0%
_______________________________________________________________________________

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the year ended December 31, 2015, reported revenues in our Other International Business segment decreased 10.2% compared to the year ended December 31, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the year ended December 31, 2015 resulted in decreased revenue, as measured in United States dollars, of approximately 21.7% as compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Revenue internal growth for the year ended December 31, 2015 was 10.0% supported by 10.8% storage rental revenue internal growth for the year ended December 31, 2015. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 1.5% in the year ended December 31, 2015 compared to the year ended December 31, 2014, as the impact of our recent acquisitions in Brazil, Turkey and Poland were partially offset by a $8.4 million decrease in reported service revenues for the year ended December 31, 2015 associated with the disposition of our Australian shredding operations in December 2014. Adjusted OIBDA as a percentage of segment revenue increased 270 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in Adjusted OIBDA as a percentage of segment revenue during the year ended December 31, 2015 was primarily a result of a constant dollar increase in gross profit of 11.0% in the year ended December 31, 2015 compared to the same prior year period. The constant dollar increase in gross profit for the year ended December 31, 2015 was partially offset by the impact of changes in foreign currency exchange rates.
For the year ended December 31, 2014, reported revenues in our Other International Business segment increased 14.4% compared to the year ended December 31, 2013. Internal growth for the year ended December 31, 2014 was 10.7%, supported by 11.6% storage rental internal growth and 9.4% total service revenue internal growth. Net acquisitions/divestitures contributed 14.3% of the increase in total reported revenue growth in the year ended December 31, 2014. Foreign currency fluctuations in 2014 resulted in decreased revenue in the year ended December 31, 2014, as measured in United States dollars, of approximately 10.6% as compared to the year ended December 31, 2013, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased by 330 basis points in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the impact associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014, as well as integration costs associated with recent international acquisitions.

Corporate and Other Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$12,086	$20,580	$8,494	70.3%	70.3%	49.9%
Service	1,494	2,672	1,178	78.8%	78.8%	33.4%
Segment Revenue	$13,580	$23,252	$9,672	71.2%	71.2%	48.5%
Segment Adjusted OIBDA(1)	$(214,209)	$(206,427)	$7,782
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.9)%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2013	2014
Storage Rental	$12,100	$12,086	$(14)	(0.1)%	(0.1)%	(0.1)%
Service	1,172	1,494	322	27.5%	27.5%	27.5%
Segment Revenue	$13,272	$13,580	$308	2.3%	2.3%	2.3%
Segment Adjusted OIBDA(1)	$(201,377)	$(214,209)	$(12,832)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.7)%	(6.9)%
_______________________________________________________________________________

(1)
See Note 9 to Notes to the Consolidated Financial Statements included in this Annual Report for the definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the year ended December 31, 2015, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue was flat compared to the year ended December 31, 2014. Adjusted OIBDA for the Corporate and Other Business segment increased by $7.8 million in the year ended December 31, 2015 compared to the prior year primarily due to decreased insurance costs of $3.5 million associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014, as well as a decrease in general and administrative expenses, primarily related to professional fees.

For the year ended December 31, 2014, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue decreased by 20 basis points compared to the year ended December 31, 2013, primarily due to increased insurance costs of $3.5 million associated with the fire at one of our facilities in Buenos Aires, Argentina noted above, higher professional fees of $2.6 million, restructuring costs of $1.5 million and REIT compliance costs.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2013	2014	2015
Cash flows from operating activities—continuing operations	$506,593	$472,948	$541,760
Cash flows from investing activities—continuing operations	(632,750)	(479,978)	(422,786)
Cash flows from financing activities—continuing operations	18,564	19,857	(108,511)
Cash and cash equivalents at the end of year	120,526	125,933	128,381
Net cash provided by operating activities from continuing operations was $541.8 million for the year ended December 31, 2015 compared to $472.9 million for the year ended December 31, 2014. The 14.5% year-over-year increase resulted primarily from an increase in net income (including non-cash charges and realized foreign exchange losses) of $79.2 million, partially offset by an increase in cash used in working capital of $10.4 million primarily related to the payments and timing of certain accrued expenses and deferred revenue liabilities.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired), acquisition of customer relationships and Customer Inducements during the year ended December 31, 2015 amounted to $290.2 million, $113.6 million, $32.6 million and $22.5 million, respectively. For the year ended December 31, 2015, these expenditures were primarily funded with cash flows from operations. Excluding capital expenditures associated with potential future acquisitions and opportunistic real estate investments, we expect our capital expenditures to be approximately $300.0 million to $330.0 million in the year ending December 31, 2016. We expect to spend up to $100.0 million of additional capital expenditures on opportunistic real estate investments in the year ending December 31, 2016.

Net cash used in financing activities from continuing operations was $108.5 million for the year ended December 31, 2015. During the year ended December 31, 2015, we received net proceeds of $985.0 million associated with the issuance of the 6% Notes due 2020 in September 2015, $128.8 million associated with our revolving credit and term loan facilities (including the Accounts Receivable Securitization Program) and $7.1 million from the exercise of stock options and our employee stock purchase plan. We used the proceeds from these transactions, as well as cash flows provided by operating activities, for the redemption of the 6 3/4% Notes, the 7 3/4% Notes and the 8 3/8% Notes for approximately $814.7 million (inclusive of call premiums) and payment of dividends in the amount of $406.5 million on our common stock.

Capital Expenditures
The following table presents our capital spend for 2013, 2014 and 2015 organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" included in this Annual Report:

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2013	2014	2015
Real Estate:
Investment	$135,708	$199,663	$170,742
Maintenance	61,863	57,574	52,826
Total Real Estate Capital Spend	197,571	257,237	223,568
Non-Real Estate:
Investment	91,792	55,991	47,964
Maintenance	22,644	19,527	23,396
Total Non-Real Estate Capital Spend	114,436	75,518	71,360

Total Capital Spend (on accrual basis)	312,007	332,755	294,928
Net increase/(decrease) in prepaid capital expenditures	3,327	(2,455)	(362)
Net (increase)/decrease accrued capital expenditures	(28,039)	31,624	(4,317)
Total Capital Spend (on cash basis)	$287,295	$361,924	$290,249
Dividends
See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report for information on dividends.

Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 related to cash and cash equivalents held in time deposits with four global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2015, our cash and cash equivalents balance was $128.4 million, which included time deposits amounting to $18.6 million.

Our consolidated debt as of December 31, 2015 comprised the following (in thousands):

	December 31, 2015
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028
Term Loan(1)	243,750	—	243,750
6% Notes due 2020(2)(3)	1,000,000	(16,124)	983,876
CAD Notes(4)	144,190	(1,924)	142,266
GBP Notes(3)(5)	592,140	(8,757)	583,383
6% Notes due 2023(2)	600,000	(8,420)	591,580
5 3/4% Senior Subordinated Notes due 2024 (2)	1,000,000	(11,902)	988,098
Real Estate Mortgages, Capital Leases and Other(6)	333,559	(1,070)	332,489
Accounts Receivable Securitization Program(7)	205,900	(692)	205,208
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610
_______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Canada Company has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (as defined below).

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, IME, the Special Purpose Subsidiaries (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

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

(6)
Includes (a) real estate mortgages of $2.7 million, (b) capital lease obligations of $235.4 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $95.5 million.

(7)	The Special Purpose Subsidiaries are the obligors under this program.
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan").

The Revolving Credit Facility is supported by a group of 25 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500.0 million. The Term Loan is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on July 3, 2019. The Credit Agreement includes an option to allow us to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions as defined in the Credit Agreement. The Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the Credit Agreement. Borrowings under the Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.

IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2015, we had $784.4 million and $243.8 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $784.4 million of outstanding borrowings under the Revolving Credit Facility, $480.4 million was denominated in United States dollars, 190.0 million was denominated in Canadian dollars, 105.3 million was denominated in Euros and 71.6 million was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $36.6 million. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $678.9 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of December 31, 2015. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 4.8% as of December 31, 2015 and the interest rate in effect under the Term Loan as of December 31, 2015 was 2.5%.
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

Our leverage and fixed charge coverage ratios under both the Former Credit Agreement and the Credit Agreement as of December 31, 2014 and 2015, respectively, and our leverage ratio under our indentures as of December 31, 2014 and 2015 are as follows:

	December 31, 2014	December 31, 2015	Maximum//Minimum Allowable(1)
Net total lease adjusted leverage ratio	5.4	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.5	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.4	Minimum allowable of 1.5
______________________________________________________________________________

(1)	The maximum and minimum allowable ratios under the Credit Agreement are substantially similar to the Former Credit Agreement.

As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only is applicable when our net total lease adjusted leverage ratio exceeds 6.0.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
In September 2015, IMI completed a private offering of $1,000.0 million in aggregate principal amount of the 6% Notes due 2020. The net proceeds to IMI of $985.0 million, after paying the initial purchasers' commissions and expenses, were used to redeem all of the 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes in October 2015. The remaining net proceeds were used for general corporate purposes, including acquisitions. We recorded a charge to other expense (income), net of $25.1 million in the fourth quarter of 2015 related to the early extinguishment of this debt. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.

In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (ii) our Consolidated Statement of Operations reflects the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as, interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. Iron Mountain Information Management, LLC ("IMIM") retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $205.9 million. The interest rate in effect under the Accounts Receivable Securitization Program was 1.3% as of December 31, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program for the years ended December 31, 2013, 2014 and 2015, are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Commitment fees and letters of credit fees	$3,167	$3,322	$3,743
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
Acquisitions
In December 2015, in order to expand our offerings in our Adjacent Businesses operating segment, we acquired Crozier, a storage, logistics and transportation business for high value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums for approximately $74.2 million.
In December 2015, in order to enhance our existing operations in India, we acquired the stock of Navbharat Archive XPress Private Limited ("NAX"), a storage and records management company with operations in India, for approximately $16.1 million. Of the total consideration, approximately $8.9 million was funded by us, while the remaining $7.2 million was contributed by the noncontrolling interest shareholder of our business in India. The amount contributed by our noncontrolling interest shareholder is presented as a source of cash within debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net in our Consolidated Statement of Cash Flows.
In addition to the acquisitions of Crozier and NAX noted above, during 2015, in order to enhance our existing operations in Australia, Austria, Canada, Chile, Hungary, India, Serbia, the United Kingdom and the United States, we completed 12 acquisitions for total consideration of approximately $27.6 million. These acquisitions included nine storage and records management companies, two storage and data management companies and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $1.0 million to $5.4 million.
Proposed Recall Acquisition

On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall by way of the Scheme. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Cash Supplement as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) the Cash Election. The Cash Election is subject to the Cash Election Cap. Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of February 19, 2016, pay approximately US$323.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of February 19, 2016, would result in a total purchase price to Recall shareholders of approximately $1,791.0 million. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majority under the Australian Corporations Act, (ii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iii) the absence of any final, non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (iv) approval from the NYSE to the listing of additional shares of our common stock to be issued in the Recall Transaction, (v) the establishment of a secondary listing on the ASX to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vi) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (vii) no events having occurred that would have a material adverse effect on Recall or us. We continue to work toward closing of the Recall Transaction and related integration planning.

There are significant costs associated with the Recall Transaction. We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of approximately $80.0 million of Recall Deal Close Costs and approximately $300.0 million of Recall Integration Costs. Of these amounts, approximately $47.1 million was incurred through December 31, 2015 ($24.7 million of Recall Deal Close Costs and $22.4 million of Recall Integration Costs), including approximately $47.0 million of operating expenditures and approximately $0.1 million of capital expenditures.
Additionally, upon closing of the Recall Transaction we will incur costs associated with (i) the cash components of the purchase price noted above and (ii) the payoff of outstanding borrowings under Recall’s existing revolving credit facility.
We expect the total cost to close the Recall Transaction (including Recall Deal Close Costs, the cash components of the purchase price and the payoff of Recall’s revolving credit facility, but excluding Recall Integration Costs) to be approximately $1,100.0 million. We intend to fund these costs through a combination of cash on hand, borrowings under our Revolving Credit Facility and, as necessary, public or private debt financing.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$235,348	$43,705	$68,086	$40,502	$83,055
Long-Term Debt Obligations (excluding Capital Lease Obligations)	4,668,629	44,363	290,854	1,992,898	2,340,514
Interest Payments(1)	1,561,177	254,626	460,373	424,060	422,118
Operating Lease Obligations(2)	2,000,010	215,530	397,937	350,165	1,036,378
Purchase and Asset Retirement Obligations	109,890	54,424	36,339	3,762	15,365
Total(3)	$8,575,054	$612,648	$1,253,589	$2,811,387	$3,897,430
_______________________________________________________________________________

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2015; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report. Amounts also include interest on capital leases.

(2)
These amounts are net of sublease income of $28.6 million in total (including $4.8 million, $7.7 million, $5.8 million and $10.3 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)	The table above excludes $47.7 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. As a REIT, we expect our long-term capital allocation strategy will naturally shift towards lower leverage, though our leverage has increased over the last several fiscal years to fund the costs of the REIT conversion and the Recall Transaction.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Losses
We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70.8 million at December 31, 2015 to reduce future federal taxable income, on which $3.0 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given taxable year. We have state net operating loss carryforwards, which expire from 2016 through 2034, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $66.2 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 91%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 related to cash and cash equivalents held in time deposits with four global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2015, our cash and cash equivalents balance was $128.4 million, including money market funds and time deposits amounting to $18.6 million.
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
As of December 31, 2015, we had $1,238.1 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2.3%, and $3,665.9 million of fixed rate debt outstanding. As of December 31, 2015, approximately 75% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2015 would have been reduced by approximately $10.5 million. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2015.
Currency Risk
Our international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the United States dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the British pound sterling, Euro, Canadian dollar, Brazilian real, Australian dollar and the Russian ruble. Declines in the value of the local currencies in which we are paid relative to the United States dollar will cause revenues in United States dollar terms to decrease and dollar-denominated liabilities to increase in local currency.
The impact of currency fluctuations on our earnings is mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our United States-based subsidiaries. In addition, our treasury centers in Switzerland, our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada and continental Europe. IME has financed its capital needs through direct borrowings in British pounds sterling under the GBP Notes. Similarly, Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and the CAD Notes. This creates a tax efficient natural currency hedge. We utilized a portion of our previously outstanding 6 3/4% Notes and, subsequent to their redemption in October 2015, continue to utilize a portion of Euro denominated borrowings by IMI under the Revolving Credit Facility, to effectively hedge our outstanding intercompany loans denominated in Euros. We designated a portion of our 6 3/4% Notes issued by IMI and continue to designate a portion of our Euro denominated borrowings by IMI under the Revolving Credit Facility, as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $3.3 million ($3.3 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2015. As of December 31, 2015, cumulative net gains of $17.1 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.
We have also entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2015, however, we had no forward contracts outstanding. In the future, we may enter into new forward contracts to hedge movements in the underlying currencies. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges. During the year ended December 31, 2015, there was $22.7 million in net cash payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. We recorded net losses in connection with forward contracts of $20.3 million in the accompanying statement of operations as of December 31, 2015. As of December 31, 2015, except as noted above, our currency exposures to intercompany balances are not hedged.
The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2015 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $49.8 million.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is included in Item 15(a) of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2015 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2016

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2016

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$125,933	$128,381
Restricted cash	33,860	—
Accounts receivable (less allowances of $32,141 and $31,447 as of
December 31, 2014 and 2015, respectively)	604,265	564,401
Deferred income taxes	14,192	22,179
Prepaid expenses and other	139,469	142,951
Total Current Assets	917,719	857,912
Property, Plant and Equipment:
Property, plant and equipment	4,668,705	4,744,236
Less—Accumulated depreciation	(2,117,978)	(2,247,078)
Property, Plant and Equipment, net	2,550,727	2,497,158
Other Assets, net:
Goodwill	2,423,783	2,360,978
Customer relationships and customer inducements	607,837	603,314
Other	23,199	31,225
Total Other Assets, net	3,054,819	2,995,517
Total Assets	$6,523,265	$6,350,587
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$52,095	$88,068
Accounts payable	203,014	219,590
Accrued expenses	404,485	351,061
Deferred revenue	197,142	183,112
Total Current Liabilities	856,736	841,831
Long-term Debt, net of current portion	4,564,359	4,757,610
Other Long-term Liabilities	73,506	71,844
Deferred Rent	104,051	95,693
Deferred Income Taxes	54,658	55,002
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 209,818,812 shares and 211,340,296 shares as of December 31, 2014 and 2015, respectively)	2,098	2,113
Additional paid-in capital	1,588,841	1,623,863
(Distributions in excess of earnings) Earnings in excess of distributions	(659,553)	(942,218)
Accumulated other comprehensive items, net	(75,031)	(174,917)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	508,841
Noncontrolling Interests	13,600	19,766
Total Equity	869,955	528,607
Total Liabilities and Equity	$6,523,265	$6,350,587
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenues:
Storage rental	$1,784,721	$1,860,243	$1,837,897
Service	1,239,902	1,257,450	1,170,079
Total Revenues	3,024,623	3,117,693	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,288,878	1,344,636	1,290,025
Selling, general and administrative	924,031	869,572	844,960
Depreciation and amortization	322,037	353,143	345,464
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	430	1,065	3,000
Total Operating Expenses	2,535,376	2,568,416	2,483,449
Operating Income (Loss)	489,247	549,277	524,527
Interest Expense, Net (includes Interest Income of $4,208, $2,443 and $3,984 in 2013, 2014 and 2015, respectively)	254,174	260,717	263,871
Other Expense (Income), Net	75,202	65,187	98,590
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	159,871	223,373	162,066
Provision (Benefit) for Income Taxes	62,127	(97,275)	37,713
Gain on Sale of Real Estate, Net of Tax	(1,417)	(8,307)	(850)
Income (Loss) from Continuing Operations	99,161	328,955	125,203
Income (Loss) from Discontinued Operations, Net of Tax	831	(209)	—
Net Income (Loss)	99,992	328,746	125,203
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,530	2,627	1,962
Net Income (Loss) Attributable to Iron Mountain Incorporated	$96,462	$326,119	$123,241
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.52	$1.68	$0.59
Total Income (Loss) from Discontinued Operations	$—	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.51	$1.67	$0.58
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.52	$1.67	$0.59
Total Income (Loss) from Discontinued Operations	$—	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.50	$1.66	$0.58
Weighted Average Common Shares Outstanding—Basic	190,994	195,278	210,764
Weighted Average Common Shares Outstanding—Diluted	192,412	196,749	212,118
Dividends Declared per Common Share	$1.0800	$5.3713	$1.9100

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2014	2015
Net Income (Loss)	$99,992	$328,746	$125,203
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(31,532)	(66,867)	(100,970)
Market Value Adjustments for Securities	926	53	(245)
Total Other Comprehensive (Loss) Income	(30,606)	(66,814)	(101,215)
Comprehensive Income (Loss)	69,386	261,932	23,988
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,898	2,184	633
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,488	$259,748	$23,355
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	Earnings in Excess of Distributions (Distributions in Excess of Earnings)	Accumulated Other Comprehensive Items, Net	Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2012	$1,157,148	190,005,788	$1,900	$942,199	$180,258	$20,314	$12,477
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,389	50,479	1,421,132	14	50,465	—	—	—
Parent cash dividends declared	(208,900)	—	—	—	(208,900)	—	—
Currency translation adjustment	(31,532)	—	—	—	—	(29,900)	(1,632)
Market value adjustments for securities	926	—	—	—	—	926	—
Net income (loss)	99,992	—	—	—	96,462	—	3,530
Noncontrolling interests equity contributions	743	—	—	—	—	—	743
Noncontrolling interests dividends	(2,270)	—	—	—	—	—	(2,270)
Purchase of noncontrolling interests	(14,852)	—	—	(12,500)	—	—	(2,352)
Balance, December 31, 2013	1,051,734	191,426,920	1,914	980,164	67,820	(8,660)	10,496
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax deficiency of $60	64,473	2,638,554	26	64,447	—	—	—
Parent cash dividends declared	(493,513)	—	—	—	(493,513)	—	—
Special distribution in connection with conversion to REIT (see Note 13)	—	15,753,338	158	559,821	(559,979)	—	—
Currency translation adjustment	(66,867)	—	—	—	—	(66,424)	(443)
Market value adjustments for securities	53	—	—	—	—	53	—
Net income (loss)	328,746	—	—	—	326,119	—	2,627
Noncontrolling interests equity contributions	1,800	—	—	—	—	—	1,800
Noncontrolling interests dividends	(1,613)	—	—	—	—	—	(1,613)
Purchase of noncontrolling interests	(20,416)	—	—	(17,693)	—	—	(2,723)
Divestiture of noncontrolling interests	5,558	—	—	2,102	—	—	3,456
Balance, December 31, 2014	869,955	209,818,812	2,098	1,588,841	(659,553)	(75,031)	13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $327	35,037	1,521,484	15	35,022	—	—	—
Parent cash dividends declared	(405,906)	—	—	—	(405,906)	—	—
Currency translation adjustment	(100,970)	—	—	—	—	(99,641)	(1,329)
Market value adjustments for securities	(245)	—	—	—	—	(245)	—
Net income (loss)	125,203	—	—	—	123,241	—	1,962
Noncontrolling interests equity contributions	7,590	—	—	—	—	—	7,590
Noncontrolling interests dividends	(2,057)	—	—	—	—	—	(2,057)
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$99,992	$328,746	$125,203
(Income) loss from discontinued operations	(831)	209	—
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	282,856	304,557	301,219
Amortization (includes deferred financing costs and bond discount of $7,258, $8,009 and $9,249 in 2013, 2014 and 2015, respectively)	46,439	56,595	53,494
Stock-based compensation expense	30,354	29,624	27,585
(Benefit) provision for deferred income taxes	(99,432)	(270,790)	(7,473)
Loss on early extinguishment of debt, net	43,318	16,495	27,305
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1,417)	(9,447)	1,941
Foreign currency transactions and other, net	63,648	50,011	55,891
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(33,181)	113	17,984
Prepaid expenses and other	48,302	48,941	5,171
Accounts payable	24,168	16,870	18,017
Accrued expenses and deferred revenue	(5,120)	(101,427)	(77,469)
Other assets and long-term liabilities	7,497	2,451	(7,108)
Cash Flows from Operating Activities-Continuing Operations	506,593	472,948	541,760
Cash Flows from Operating Activities-Discontinued Operations	953	—	—
Cash Flows from Operating Activities	507,546	472,948	541,760
Cash Flows from Investing Activities:
Capital expenditures	(287,295)	(361,924)	(290,249)
Cash paid for acquisitions, net of cash acquired	(317,100)	(128,093)	(113,558)
(Increase) decrease in restricted cash	(248)	—	33,860
Acquisition of customer relationships	(11,043)	(15,074)	(32,611)
Customer inducements	(19,148)	(19,373)	(22,500)
Proceeds from sales of property and equipment and other, net (including real estate)	2,084	44,486	2,272
Cash Flows from Investing Activities-Continuing Operations	(632,750)	(479,978)	(422,786)
Cash Flows from Investing Activities-Discontinued Operations	(4,937)	—	—
Cash Flows from Investing Activities	(637,687)	(479,978)	(422,786)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(5,526,672)	(8,824,711)	(10,796,873)
Proceeds from revolving credit and term loan facilities and other debt	5,661,750	9,285,187	10,925,709
Early retirement of senior subordinated notes	(685,134)	(566,352)	(814,728)
Net proceeds from sales of senior notes	782,307	642,417	985,000
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	(18,236)	(14,770)	5,574
Parent cash dividends	(206,798)	(542,298)	(406,508)
Proceeds from exercise of stock options and employee stock purchase plan	17,664	44,290	7,149
Excess tax benefits (deficiency) from stock-based compensation	2,389	(60)	327
Payment of debt financing and stock issuance costs	(8,706)	(3,846)	(14,161)
Cash Flows from Financing Activities-Continuing Operations	18,564	19,857	(108,511)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	18,564	19,857	(108,511)
Effect of Exchange Rates on Cash and Cash Equivalents	(11,312)	(7,420)	(8,015)
(Decrease) Increase in Cash and Cash Equivalents	(122,889)	5,407	2,448
Cash and Cash Equivalents, Beginning of Year	243,415	120,526	125,933
Cash and Cash Equivalents, End of Year	$120,526	$125,933	$128,381
Supplemental Information:
Cash Paid for Interest	$243,380	$257,599	$259,815
Cash Paid for Income Taxes	$125,624	$167,448	$42,440
Non-Cash Investing and Financing Activities:
Capital Leases	$48,488	$24,106	$50,083
Accrued Capital Expenditures	$79,153	$47,529	$51,846
Dividends Payable	$55,142	$6,182	$5,950

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(In thousands, except share and per share data)

1. Nature of Business
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI") and its subsidiaries ("we" or "us"). We store records, primarily physical records and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations.
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
At December 31, 2014, we had $33,860 of restricted cash associated with a collateral trust agreement with our insurance carrier related to our workers' compensation self-insurance program included in current assets on our Consolidated Balance Sheet. The restricted cash consisted primarily of United States Treasuries. We had no restricted cash at December 31, 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

d.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (2) our previously outstanding 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (3) borrowings in certain foreign currencies under our Revolving Credit Facility and our Former Revolving Credit Facility (each as defined in Note 4) and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations.
The total loss on foreign currency transactions for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
Total loss on foreign currency transactions	$36,201	$58,316	$70,851
e.    Derivative Instruments and Hedging Activities
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2014 and 2015, none of our derivative instruments contained credit-risk related contingent features.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

f.    Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

Range
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	3 to 10
Computer hardware and software	2 to 5
Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2014	2015
Land	$205,463	$218,174
Buildings and building improvements	1,409,330	1,507,224
Leasehold improvements	467,176	447,449
Racking	1,559,383	1,556,749
Warehouse equipment/vehicles	341,393	335,728
Furniture and fixtures	53,189	50,307
Computer hardware and software	501,882	515,688
Construction in progress	130,889	112,917
	$4,668,705	$4,744,236
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2013, 2014 and 2015, we capitalized $39,487, $19,419 and $26,201 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

During the years ended December 31, 2013 and 2014, we wrote off previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment (excluding real estate), net in the accompanying Consolidated Statements of Operations, by segment as follows:

	Year Ended December 31,
	2013	2014	2015
North American Records and Information Management Business	$800	$1,000	$—
North American Data Management Business	—	—	—
Western European Business	—	300
Other International Business	—	—	—
Corporate and Other Business	300	—	—
	$1,100	$1,300	$—
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
A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2014	2015
Asset Retirement Obligations, beginning of the year	$11,809	$12,897
Liabilities Incurred	1,366	1,030
Liabilities Settled	(1,199)	(966)
Accretion Expense	1,121	1,241
Foreign Currency Exchange Movement	(200)	(205)
Asset Retirement Obligations, end of the year	$12,897	$13,997
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

We have selected October 1 as our annual goodwill impairment analysis date. We performed our annual goodwill impairment analysis as of October 1, 2013, 2014 and 2015 and concluded that goodwill was not impaired as of those dates. As of December 31, 2015, no factors were identified that would alter our October 1, 2015 goodwill analysis. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2014 were as follows: (1) North American Records and Information Management; (2) technology escrow services that protect and manage source code (the “Intellectual Property Management” reporting unit); (3) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders (the “Fulfillment Services” reporting unit); (4) North American Data Management; (5) Adjacent Businesses (which was formerly referred to as the "Emerging Businesses" reporting unit and, at the time of our October 1, 2014 goodwill impairment analysis, primarily related to our data center business in the United States and which is a component of our Corporate and Other Business segment); (6) the United Kingdom, Ireland, Norway, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (the “New Western Europe” reporting unit); (7) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark (the “Emerging Markets - Eastern Europe” reporting unit); (8) Latin America; (9) Australia and Singapore; (10) China and Hong Kong (the "Greater China" reporting unit); (11) India; and (12) Russia, Ukraine and Denmark.

The carrying value of goodwill, net for each of our reporting units as of December 31, 2014 was as follows:

Carrying Value as of December 31, 2014
North American Records and Information Management(1)	$1,397,484
Intellectual Property Management(1)	38,491
Fulfillment Services(1)	3,247
North American Data Management(2)	375,957
Adjacent Businesses(3)	—
New Western Europe(4)(6)	354,049
Emerging Markets - Eastern Europe(5)	87,408
Latin America(5)	107,240
Australia and Singapore(5)	55,779
Greater China(5)	3,500
India(5)	—
Russia, Ukraine and Denmark(5)	628
Total	$2,423,783
_______________________________________________________________________________

(1)	This reporting unit is included in the North American Records and Information Management Business segment.

(2)	This reporting unit is included in the North American Data Management Business segment.

(3)	This reporting unit is included in the Corporate and Other Business segment.

(4)	This reporting unit is included in the Western European Business segment.

(5)	This reporting unit is included in the Other International Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

(6)
As of December 31, 2014, the goodwill associated with our operations in Norway was included in the New Western Europe reporting unit. As of December 31, 2015, as a result of changes in the senior management of our business in Norway, which impacted both our reportable operating segments (see Note 9 for a description of our reportable operating segments) as well as our reporting units (described more fully below), the goodwill associated with our operations in Norway is included in the Emerging Markets - Europe reporting unit (defined below).

Beginning January 1, 2015, as a result of the changes in our reportable operating segments associated with our reorganization (described more fully in Note 9), we reassessed the composition of our reporting units. As part of this reassessment, we determined that our North American Records and Information Management Business segment now consists of two reporting units: (1) North American Records and Information Management (which includes Intellectual Property Management and Fulfillment Services) and (2) North American Secure Shredding. Also as part of this reassessment, we determined that our Western European Business segment consisted of two reporting units: (1) the United Kingdom, Ireland and Norway (the “UKI and Norway” reporting unit) and (2) Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland (the “Continental Western Europe” reporting unit). We have reassigned goodwill associated with the reporting units impacted by the reorganization among the new reporting units on a relative fair value basis. The fair value of each of our new reporting units noted above was determined based on the application of a combined weighted average approach of fair value multiples of revenue and earnings and discounted cash flow techniques.
As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, during the first quarter of 2015, we performed an interim goodwill impairment test, as of January 1, 2015, for the North American Records and Information Management, North American Secure Shredding, UKI and Norway and Continental Western Europe reporting units. We concluded that the goodwill for each of our new reporting units was not impaired as of such date.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2015 were as follows: (1) North American Records and Information Management; (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers (which consists primarily of our data center business in the United States); (5) Adjacent Businesses - Consumer Storage (which consists of a consumer storage business with operations in the United States acquired in April 2015); (6) UKI and Norway; (7) Continental Western Europe; (8) Emerging Markets - Eastern Europe; (9) Latin America; (10) Australia and Singapore; (11) Greater China; (12) India; and (13) Russia, Ukraine and Denmark. We concluded that the goodwill for each of our reporting units was not impaired as of such date.
During the fourth quarter of 2015, as a result of changes in the management of certain of our businesses in Europe and Asia Pacific, we reassessed the composition of our reporting units as well as our reportable operating segments (see Note 9 for a description of our reportable operating segments). As part of this reassessment, we determined that our former Russia, Ukraine and Denmark reporting unit, as well as our business in Norway (which was previously managed along with our operations in the United Kingdom and Ireland within our UKI and Norway reporting unit) are being managed in conjunction with the businesses included in our Emerging Markets - Eastern Europe reporting unit. This newly formed reporting unit, which consists of (i) our former Emerging Markets - Eastern Europe reporting unit, (ii) our former Russia, Ukraine and Denmark reporting unit, and (iii) our business in Norway is referred to herein as the “Emerging Markets - Europe” reporting unit. Our businesses in the United Kingdom and Ireland will continue to be managed as a separate reporting unit (the “UKI” reporting unit). Additionally, we determined that our business in Singapore, which was previously managed along with our operations in Australia, is now being managed along with our businesses in our Greater China reporting unit. This newly formed reporting unit, which includes (i) our former Greater China reporting unit and (ii) our business in Singapore is referred to herein as the "Southeast Asia" reporting unit. Australia will be managed on a standalone basis (the “Australia” reporting unit).
As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, during the fourth quarter of 2015, we performed an interim goodwill impairment test, for the UKI, Emerging Markets-Europe, Australia and Southeast Asia reporting units. We concluded that the goodwill for each of our new reporting units was not impaired as of such date.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Additionally, in December 2015, we acquired Crozier Fine Arts ("Crozier"), a storage, logistics and transportation business for high value paintings, photographs and other types of art. We determined that Crozier will be managed as a separate component within our Adjacent Businesses operating segment and, therefore, constitutes a separate reporting unit (the "Adjacent Businesses - Fine Arts" reporting unit).
The carrying value of goodwill, net for each of our reporting units as of December 31, 2015 was as follows:

Carrying Value as of December 31, 2015
North American Records and Information Management(1)	$1,342,723
North American Secure Shredding(1)	73,021
North American Data Management(2)	369,907
Adjacent Businesses - Data Centers(3)	—
Adjacent Businesses - Consumer Storage(3)	4,636
Adjacent Businesses - Fine Arts(3)	21,550
UKI(4)	260,202
Continental Western Europe(4)	63,442
Emerging Markets - Europe(5)	87,378
Latin America(5)	78,537
Australia(5)	47,786
Southeast Asia(5)	5,683
India(5)	6,113
Total	$2,360,978
_______________________________________________________________________________
(1)This reporting unit is included in the North American Records and Information Management Business segment.
(2)This reporting unit is included in the North American Data Management Business segment.
(3)This reporting unit is included in the Corporate and Other Business segment.
(4)This reporting unit is included in the Western European Business segment.
(5)This reporting unit is included in the Other International Business segment.
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
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2014 and 2015 is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2013	$1,671,927	$438,423	$440,454	$232,881	$—	$2,783,685
Deductible goodwill acquired during the year	7,745	1,936	—	30,117	—	39,798
Non-deductible goodwill acquired during the year	7,045	—	3,405	33,869	—	44,319
Allocated to divestiture (see Note 16)	—	—	(4,032)	(3,718)	—	(7,750)
Fair value and other adjustments(1)	(26,898)	(6,724)	—	(386)	—	(34,008)
Currency effects	(14,610)	(3,653)	(34,257)	(31,305)	—	(83,825)
Gross Balance as of December 31, 2014	1,645,209	429,982	405,570	261,458	—	2,742,219
Deductible goodwill acquired during the year	29	7	—	—	26,186	26,222
Non-deductible goodwill acquired during the year	2,730	567	1,936	9,064	—	14,297
Fair value and other adjustments(2)	104	(25)	(448)	(353)	—	(722)
Currency effects	(27,647)	(6,925)	(25,909)	(44,543)	—	(105,024)
Gross Balance as of December 31, 2015	$1,620,425	$423,606	$381,149	$225,626	$26,186	$2,676,992
Accumulated Amortization Balance as of December 31, 2013	$206,706	$54,204	$59,253	$170	$—	$320,333
Currency effects	(719)	(179)	(980)	(19)	—	(1,897)
Accumulated Amortization Balance as of December 31, 2014	205,987	54,025	58,273	151	—	318,436
Currency effects	(1,306)	(326)	(768)	(22)	—	(2,422)
Accumulated Amortization Balance as of December 31, 2015	$204,681	$53,699	$57,505	$129	$—	$316,014
Net Balance as of December 31, 2014	$1,439,222	$375,957	$347,297	$261,307	$—	$2,423,783
Net Balance as of December 31, 2015	$1,415,744	$369,907	$323,644	$225,497	$26,186	$2,360,978
Accumulated Goodwill Impairment Balance as of December 31, 2014	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of December 31, 2015	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

(1)
Total fair value and other adjustments primarily include $(32,265) in net adjustments to deferred income taxes and $(443) related to property, plant and equipment and other assumed liabilities, as well as $(1,300) of cash received related to certain 2013 acquisitions.

(2)
Total fair value and other adjustments primarily include $622 in net adjustments to deferred income taxes and $(5,036) related to customer relationships and acquisition costs and other assumed liabilities (which represent adjustments within the applicable measurement period, to provisional amounts recognized in purchase accounting), as well as $3,692 of cash paid related to certain 2014 acquisitions.

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
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $430 for the year ended December 31, 2013 and consisted of $1,700 of asset write-offs in our North American Records and Information Management Business segment, approximately $300 of asset write-offs in our Corporate and Other Business segment, approximately $600 of asset write-offs associated with our Western European Business segment and approximately $300 of asset write-offs associated with our Other International Business segment, partially offset by gains of approximately $2,500 on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,065 for the year ended December 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $3,000 for the year ended December 31, 2015 and consisted primarily of approximately $1,800 of losses associated with the write-off of certain property in our Western European Business segment, as well as $1,500 of losses associated with the write-off of certain property in our North American Records and Information Management Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment.
Gain on sale of real estate, net of tax, which consists primarily of the sale of buildings in the United Kingdom and Canada, for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
Gain on sale of real estate	$1,847	$10,512	$1,059
Tax effect on gain on sale of real estate	(430)	(2,205)	(209)
Gain on sale of real estate, net of tax	$1,417	$8,307	$850

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

i.    Customer Relationship Intangible Assets, Customer Inducements and Other Intangible Assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years (weighted average of 20 years at December 31, 2015). The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation charges ("Move Costs"), are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2015), and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from one to 15 years (weighted average of six years at December 31, 2015) to the storage and service revenue line items in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from five to 10 years (weighted average of seven years at December 31, 2015).
The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2014	2015
Customer relationship intangible assets and Customer Inducements	$904,866	$937,174
Other intangible assets (included in other assets, net)	10,630	11,111
Accumulated Amortization
Customer relationship intangible assets and Customer Inducements	$297,029	$333,860
Other intangible assets (included in other assets, net)	8,608	8,325
The amortization expense for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
Customer relationship intangible assets and Customer Inducements:
Amortization expense included in depreciation and amortization	$37,725	$46,733	$43,614
Amortization expense offsetting revenues	11,788	11,715	11,670
Other intangible assets:
Amortization expense included in depreciation and amortization	1,456	1,853	631

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Estimated amortization expense for existing intangible assets (excluding deferred financing costs, as disclosed in Note 2.j) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2016	$45,763	$7,445
2017	45,012	5,526
2018	44,139	4,296
2019	42,666	2,491
2020	40,831	1,704
j.    Deferred Financing Costs
Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net.
In the fourth quarter of 2015, we adopted Accounting Standards Update No. 2015-03 (“ASU 2015-03”, which is discussed in greater detail in Note 2.w). ASU 2015-03 required retrospective application. Therefore, our financial statements and notes to those financial statements contained herein have been adjusted to reflect the impact of adopting ASU 2015-03. The net carrying value of deferred financing costs (including deferred financing costs associated with the Credit Agreement and the Former Credit Agreement, each as discussed and defined in Note 4) which were formerly presented within Other Assets, net are now presented within Long-term Debt, net of current portion on our Consolidated Balance Sheets.
As of December 31, 2014 and 2015, gross carrying amount of deferred financing costs was $63,033 and $70,549, respectively, and accumulated amortization of those costs was $15,956 and $12,250, respectively.
Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2016	$10,525
2017	10,525
2018	10,289
2019	9,066
2020	6,685
k.    Prepaid Expenses and Accrued Expenses
Prepaid expenses and accrued expenses with items greater than 5% of total current assets and liabilities shown separately, respectively, consist of the following:

	December 31,
	2014	2015
Income tax receivable	$41,559	$33,173
Other	97,910	109,778
Prepaid expenses	$139,469	$142,951

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

	December 31,
	2014	2015
Interest	$69,525	$68,316
Payroll and vacation	75,050	50,143
Incentive compensation	66,552	61,422
Self-insured liabilities (Note 10.b.)	33,381	33,508
Other	159,977	137,672
Accrued expenses	$404,485	$351,061
l.    Revenues
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) and technology escrow services that protect and manage source code. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Document Management Solutions ("DMS"), which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies).
We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenue for the year ended December 31, 2015, have historically not been significant.
m.    Rent Normalization
We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected as a liability in the accompanying Consolidated Balance Sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as either a deferred rent liability or deferred rent asset (which is a component of Other within Other Assets, net in our Consolidated Balance Sheets) and is being amortized to rent expense over the remaining lives of the respective leases.
n.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015 was $30,354 ($22,085 after tax or $0.12 per basic and $0.11 per diluted share), $29,624 ($21,886 after tax or $0.11 per basic and diluted share) and $27,585 ($19,679 after tax or $0.09 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations related to continuing operations is as follows:

	Year Ended December 31,
	2013	2014	2015
Cost of sales (excluding depreciation and amortization)	$293	$680	$220
Selling, general and administrative expenses	30,061	28,944	27,365
Total stock-based compensation	$30,354	$29,624	$27,585
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacts reported operating cash flows and reported financing cash flows. As a result, net financing cash flows from continuing operations included $2,389, $(60) and $327 for the years ended December 31, 2013, 2014 and 2015, respectively, from the benefits (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. Certain of the options we issue become exercisable ratably over a period of ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2015, ten-year vesting options represented 7.4% of total outstanding options. Certain of the options we issue become exercisable ratably over a period of five years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2015, five-year vesting options represented 41.0% of total outstanding options. The remainder of options we issue become exercisable ratably over a period of three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. As of December 31, 2015, three-year vesting options represented 51.6% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors become exercisable immediately upon grant.
Our equity compensation plans generally provide that any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated, or terminates his or her own employment for good reason (as defined in each plan), in connection with a vesting change in control (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 7,750,000. The 2014 Plan permits us to continue to grant awards through January 20, 2025.
A total of 43,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the 2014 Plan or the ESPP, at December 31, 2015 was 455,811.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted in 2013, 2014 and 2015 was $7.69, $5.70 and $4.84 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2013	2014	2015
Expected volatility	33.8%	34.0%	28.4%
Risk-free interest rate	1.13%	2.04%	1.70%
Expected dividend yield	3%	4%	5%
Expected life	6.3 years	6.7 years	5.4 years
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
A summary of option activity for the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,678,246	$23.37
Granted	787,224	42.21
Exercised	(719,300)	21.23
Forfeited	(34,144)	25.64
Expired	(23,212)	22.19
Outstanding at December 31, 2015	3,688,814	$27.79	5.56	$12,086
Options exercisable at December 31, 2015	2,386,622	$22.96	3.96	$11,472
Options expected to vest	1,241,658	$36.56	8.48	$595
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
Aggregate intrinsic value of stock options exercised	$11,024	$23,178	$9,056
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
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the years ended December 31, 2013, 2014 and 2015, is as follows:

	Year Ended December 31,
	2013	2014	2015
Cash dividends accrued on RSUs	$1,854	$3,698	$2,508
Cash dividends paid on RSUs	820	1,377	2,927
The fair value of restricted stock and RSUs vested during the years ended December 31, 2013, 2014 and 2015, are as follows:

	Year Ended December 31,
	2013	2014	2015
Fair value of restricted stock vested	$1	$1	$—
Fair value of RSUs vested	16,638	22,535	24,345

A summary of restricted stock and RSU activity for the year ended December 31, 2015 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	1,405,569	$28.78
Granted	623,936	37.42
Vested	(696,871)	31.26
Forfeited	(115,037)	32.86
Non-vested at December 31, 2015	1,217,597	$33.68

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 150% (for PUs granted prior to 2014) and 0% to 200% (for PUs granted in 2014 and thereafter) of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of either the one-year performance period (for PUs granted prior to 2014) or the three-year performance period (for PUs granted in 2014 and thereafter). Certain PUs granted in 2013, 2014 and 2015 will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the Standard & Poor's 500 Index rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award. All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. For those PUs subject to a one-year performance period, employees who subsequently terminate their employment after the end of the one-year performance period and on or after attaining age 55 and completing ten years of qualifying service (the "Retirement Criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above (but delivery of the shares remains deferred). As a result, PUs subject to a one-year performance period are generally expensed over the shorter of (1) the vesting period, (2) achievement of the Retirement Criteria, which may occur as early as January 1 of the year following the year of grant or (3) a maximum of three years. For those PUs subject to a three-year performance period, employees who terminate their employment during the performance period and on or after meeting the Retirement Criteria are eligible for pro-rated vesting, subject to the actual achievement against the predefined targets as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs subject to a three-year performance period are generally expensed over the three-year performance period. All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
Cash dividends accrued and paid on PUs for the years ended December 31, 2013, 2014 and 2015, are as follows:

	Year Ended December 31,
	2013	2014	2015
Cash dividends accrued on PUs	$681	$1,341	$874
Cash dividends paid on PUs	—	312	1,015
During the years ended December 31, 2013, 2014 and 2015, we issued 198,869, 225,429 and 159,334 PUs, respectively. The majority of our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the applicable performance period) or the actual PUs earned (at the one-year anniversary date for PUs granted prior to 2014 and at the three-year anniversary date for PUs granted in 2014 and thereafter) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilize a Monte Carlo simulation to determine the fair value of these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2015, we expected 0% and 100% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014 and 2015, respectively.
The fair value of PUs that vested during the years ended December 31, 2013, 2014 and 2015, is as follows:

	Year Ended December 31,
	2013	2014	2015
Fair value of earned PUs that vested	$2,962	$1,216	$2,107

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

A summary of PU activity for the year ended December 31, 2015 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	461,666	(82,609)	379,057	$30.80
Granted	159,334	—	159,334	39.24
Vested	(80,035)	(4,350)	(84,385)	29.62
Forfeited	(20,201)	—	(20,201)	31.27
Non-vested at December 31, 2015	520,764	(86,959)	433,805	$34.11
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2013, 2014 and 2015, there were 144,432 shares, 115,046 shares and 122,209 shares, respectively, purchased under the ESPP. As of December 31, 2015, we have 838,429 shares available under the ESPP.
_______________________________________________________________________________
As of December 31, 2015, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $35,303 and is expected to be recognized over a weighted-average period of 1.9 years.
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
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

We had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of certain foreign subsidiaries indefinitely outside the United States. As a result of our conversion to a REIT, it is no longer our intent to indefinitely reinvest our current and future undistributed foreign earnings outside the United States, and, therefore, during 2014, we recognized an increase in our tax provision from continuing operations in the amount of $46,356, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings. We continue to provide incremental federal and state income taxes on net book over outside basis differences related to the earnings of our foreign subsidiaries. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level.
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
The following table presents the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2013	2014	2015
Income (loss) from continuing operations	$99,161	$328,955	$125,203
Total income (loss) from discontinued operations (see Note 14)	$831	$(209)	$—
Net income (loss) attributable to Iron Mountain Incorporated	$96,462	$326,119	$123,241
Weighted-average shares—basic	190,994,000	195,278,000	210,764,000
Effect of dilutive potential stock options	995,836	913,926	834,659
Effect of dilutive potential restricted stock, RSUs and PUs	422,045	557,269	519,426
Weighted-average shares—diluted	192,411,881	196,749,195	212,118,085
Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.52	$1.68	$0.59
Total income (loss) from discontinued operations (see Note 14)	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.51	$1.67	$0.58
Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.52	$1.67	$0.59
Total income (loss) from discontinued operations (see Note 14)	$—	$—	$—
Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.50	$1.66	$0.58
Antidilutive stock options, RSUs and PUs, excluded from the calculation	903,416	872,039	1,435,297

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
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
Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2013	$25,209	$49,483	$11,321	$3,612	$(54,980)	$34,645
2014	34,645	47,137	14,209	(572)	(63,278)	32,141
2015	32,141	42,497	15,326	(4,511)	(54,006)	31,447
_______________________________________________________________________________

(1)	Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)	Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
r.    Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily United States Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2014 related to cash and cash equivalents and restricted cash held on deposit and as of December 31, 2015 related to cash and cash equivalents. At December 31, 2014, we had money market funds with two "Triple A" rated money market funds and time deposits with three global banks. At December 31, 2015, we had time deposits with four global banks. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2014 and 2015, our cash and cash equivalents and restricted cash balance was $159,793 and $128,381, respectively. At December 31, 2014, our cash and cash equivalents included money market funds of $36,828, which were invested substantially in United States Treasuries and time deposits of $16,204. At December 31, 2015, our cash and cash equivalents included time deposits of $18,645.
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
DECEMBER 31, 2015
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 and 2015, respectively, are as follows:

		Fair Value Measurements at December 31, 2014 Using
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$36,828	$—		$36,828		$—
Time Deposits(1)	16,204	—		16,204		—
Trading Securities	13,172	12,428	(2)	744	(1)	—
Available-for-Sale Securities	1,457	1,457	(2)	—		—
Derivative Liabilities(3)	2,411	—		2,411		—

		Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,645	$—		$18,645		$—
Trading Securities	10,371	9,514	(2)	857	(1)	—
Available-for-Sale Securities	624	624	(2)	—		—
_______________________________________________________________________________

(1)	Money market funds, time deposits and certain trading securities are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Available-for-sale securities and certain trading securities are measured at fair value using quoted market prices.

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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2013, 2014 and 2015, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.g and the assets and liabilities associated with acquisitions, as more fully disclosed in Note 6.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2014 and 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

t.     Trading and Available-for-Sale Securities
As of December 31, 2014 and 2015, we have one trust that holds marketable securities. As of December 31, 2014 and 2015, the fair value of the money market and mutual funds included in this trust amounted to $13,172 and $10,371, respectively, and were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying Consolidated Statements of Operations are realized and unrealized net gains (losses) of $2,283, $1,112 and $56 for the years ended December 31, 2013, 2014 and 2015, respectively, related to these marketable securities.
As of December 31, 2014 and 2015, we had an investment in Crossroads Systems, Inc. ("Crossroads"). Our investment in Crossroads represented approximately 4% and 2% of the total shares outstanding of Crossroads as of December 31, 2014 and 2015, respectively. The carrying value of our investment in Crossroads as of December 31, 2014 and 2015 was $1,457 and $624, respectively, and is included in other assets in the accompanying Consolidated Balance Sheets. This investment, which is publicly traded, is classified as available-for-sale and is carried at fair value with corresponding changes to fair value recorded in accumulated other comprehensive items, net.
u.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2012	$20,314	$—	$20,314
Other comprehensive (loss) income:
Foreign currency translation adjustments	(29,900)	—	(29,900)
Market value adjustments for securities	—	926	926
Total other comprehensive (loss) income	(29,900)	926	(28,974)
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66,424)	—	(66,424)
Market value adjustments for securities	—	53	53
Total other comprehensive (loss) income	(66,424)	53	(66,371)
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(99,641)	—	(99,641)
Market value adjustments for securities	—	(245)	(245)
Total other comprehensive (loss) income	(99,641)	(245)	(99,886)
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

v.    Other Expense (Income), Net
Other expense (income), net consists of the following:

	Year Ended December 31,
	2013	2014	2015
Foreign currency transaction losses (gains), net	$36,201	$58,316	$70,851
Debt extinguishment expense, net	43,724	16,495	27,305
Other, net	(4,723)	(9,624)	434
	$75,202	$65,187	$98,590
w.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that the adoption of ASU 2014-15 will have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016. We do not believe that the adoption of ASU 2015-02 will have an impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. We adopted ASU 2015-03 during the fourth quarter of 2015. The adoption of ASU 2015-03 did not materially impact our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, with the prior period impact of the adjustment being disclosed within the consolidated financial statements. We adopted ASU 2015-16 during the third quarter of 2015. The adoption of ASU 2015-16 did not materially impact our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU No. 2015-17 eliminates the requirement for reporting entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, reporting entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015‑17 is effective for us on January 1, 2017, with early adoption permitted. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-17 will require the reclassification of certain deferred tax assets to noncurrent in our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us on January 1, 2018. We do not believe that the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of ASU 2016-02 on our consolidated financial statements.
3. Derivative Instruments and Hedging Activities
We have entered into a number of separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2014, we had outstanding forward contracts to purchase 206,000 Euros and sell $252,745 United States dollars to hedge our intercompany exposures with our European operations. As of December 31, 2015, we had no forward contracts outstanding. We may in the future enter into forward contracts, and at the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges.
Net cash (receipts) payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2013, 2014 and 2015, are as follows:

	Year Ended December 31,
	2013	2014	2015
Net (receipts) payments	$(6,954)	$21,125	$22,705

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
3. Derivative Instruments and Hedging Activities (Continued)

Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments as of December 31, 2014 and 2015 and their gains and losses for the years ended December 31, 2013, 2014 and 2015:

	Liability Derivatives
	December 31,
	2014		2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$2,411	Accrued expenses	$—
Total		$2,411		$—

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2013	2014	2015
Foreign exchange contracts	Other expense (income), net	$(2,955)	$18,016	$20,294
Total		$(2,955)	$18,016	$20,294
We have designated a portion of our previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 4) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2013, 2014 and 2015, we designated on average 106,525, 47,730 and 34,331 Euros, respectively, of the previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains, net of tax, related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Year Ended December 31,
	2013	2014	2015
Foreign exchange (losses) gains	$(5,311)	$6,385	$3,284
Less: Tax benefit (expense) on foreign exchange (losses) gains	2,073	(57)	—
Foreign exchange (losses) gains, net of tax	$(3,238)	$6,328	$3,284
As of December 31, 2015, cumulative net gains of $17,096, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)

4. Debt

Long-term debt is as follows:

	December 31, 2014
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Former Revolving Credit Facility(1)	$883,428	$(3,170)	$880,258	$883,428
Former Term Loan(1)	249,375	—	249,375	249,375
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)(4)	308,616	(1,817)	306,799	309,634
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes")(2)(3)	400,000	(3,982)	396,018	429,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)(4)	106,030	(1,055)	104,975	110,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(5)	172,420	(2,707)	169,713	175,437
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(6)(7)	622,960	(10,438)	612,522	639,282
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	(9,519)	590,481	625,500
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	(13,275)	986,725	1,005,000
Real Estate Mortgages, Capital Leases and Other(8)	320,702	(1,114)	319,588	320,702
Total Long-term Debt	4,663,531	(47,077)	4,616,454
Less Current Portion	(52,095)	—	(52,095)
Long-term Debt, Net of Current Portion	$4,611,436	$(47,077)	$4,564,359

	December 31, 2015
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028	$784,438
Term Loan(1)	243,750	—	243,750	243,750
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(6)	1,000,000	(16,124)	983,876	1,052,500
CAD Notes(2)(5)	144,190	(1,924)	142,266	147,074
GBP Notes(2)(6)(7)	592,140	(8,757)	583,383	606,944
6% Notes due 2023(2)(3)	600,000	(8,420)	591,580	618,000
5 3/4% Notes(2)(3)	1,000,000	(11,902)	988,098	961,200
Real Estate Mortgages, Capital Leases and Other(8)	333,559	(1,070)	332,489	333,559
Accounts Receivable Securitization Program(9)	205,900	(692)	205,208	205,900
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under both the Former Revolving Credit Facility and the Revolving Credit Facility (each of which is defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.s) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of both December 31, 2014 and 2015.

(2)	The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2014 and 2015, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME") and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5 to Notes to Consolidated Financial Statements.

(4)	As of December 31, 2014, the amount of debt for the 6 3/4% Notes and the 8 3/8% Notes reflect an unamortized original issue discount of $1,018 and $220, respectively.

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

(7)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements.

(8)
Includes (a) real estate mortgages of $5,107 and $2,713 as of December 31, 2014 and 2015, respectively, which bear interest at approximately 4.9% and are payable in various installments through 2021, (b) capital lease obligations of $241,866 and $235,348 as of December 31, 2014 and 2015, respectively, which bear a weighted average interest rate of 5.8% at December 31, 2014 and 7.2% at December 31, 2015, and (c) other notes and other obligations, which were assumed by us as a result of certain acquisitions, of $73,729 and $95,498 as of December 31, 2014 and 2015, respectively, and bear a weighted average interest rate of 11.5% and 12.6% as of December 31, 2014 and 2015, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(9)	The Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

a. Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan").
The Revolving Credit Facility is supported by a group of 25 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,500,000. The Term Loan is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on July 3, 2019. The Credit Agreement includes an option to allow us to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions as defined in the Credit Agreement. The Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the Credit Agreement. Borrowings under the Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2015, we had $784,438 and $243,750 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $784,438 of outstanding borrowings under the Revolving Credit Facility, $480,400 was denominated in United States dollars, 190,000 was denominated in Canadian dollars, 105,250 was denominated in Euros and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $36,624. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2015, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $678,938 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of December 31, 2015. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 4.8% as of December 31, 2015 and the interest rate in effect under the Term Loan as of December 31, 2015 was 2.5%.
We recorded a charge of $2,156 to other expense (income), net in the third quarter of 2015 related to the refinancing of the Former Credit Agreement, representing a write-off of unamortized deferred financing costs. We recorded a charge of $5,544 to other expense (income), net in the third quarter of 2013 related to the Former Credit Agreement, representing a write-off of deferred financing costs.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

Our leverage and fixed charge coverage ratios under both the Former Credit Agreement and the Credit Agreement as of December 31, 2014 and 2015, respectively, and our leverage ratio under our indentures as of December 31, 2014 and 2015 are as follows:

	December 31, 2014	December 31, 2015	Maximum/Minimum Allowable(1)
Net total lease adjusted leverage ratio	5.4	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.7	5.5	Maximum allowable of 6.5
Fixed charge coverage ratio	2.5	2.4	Minimum allowable of 1.5
______________________________________________________________________________

(1)	The maximum and minimum allowable ratios under the Credit Agreement are substantially similar to the Former Credit Agreement.

As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only is applicable when our net total lease adjusted leverage ratio exceeds 6.0.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the years ended December 31, 2013, 2014 and 2015, are as follows:

	Year Ended December 31,
	2013	2014	2015
Commitment fees and letters of credit fees	$3,167	$3,322	$3,743
b. Notes Issued under Indentures
As of December 31, 2015, we had five series of senior subordinated or senior notes issued under various indentures, three of which are direct obligations of the parent company, IMI; one (the CAD Notes) is a direct obligation of Canada Company; one (the GBP Notes) is a direct obligation of IME; and all are pari passu with debt outstanding under the Credit Agreement, except the 5 3/4% Notes which are subordinated to the Credit Agreement:

•	$1,000,000 principal amount of senior notes maturing on October 1, 2020 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on April 1 and October 1;

•	200,000 CAD principal amount of senior notes maturing on August 15, 2021 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on February 15 and August 15;

•
400,000 British pounds sterling principal amount of senior notes maturing on September 15, 2022 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on March 15 and September 15;

•	$600,000 principal amount of senior notes maturing on August 15, 2023 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on February 15 and August 15; and

•	$1,000,000 principal amount of senior subordinated notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

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
In August 2013, IMI completed an underwritten public offering of $600,000 in aggregate principal amount of the 6% Notes due 2023, and Canada Company completed an underwritten public offering of 200,000 CAD in aggregate principal amount of the CAD Notes, both of which were issued at 100% of par (together, the "August 2013 Offerings"). The net proceeds to IMI and Canada Company of $782,307, after paying the underwriters' discounts and commissions, were used to redeem (1) all of the outstanding 7 1/2% CAD Senior Subordinated Notes due 2017, (2) all of the outstanding 8% Senior Subordinated Notes due 2018, (3) all of the outstanding 8% Senior Subordinated Notes due 2020, and (4) $137,500 in principal amount of the 8 3/8% Notes. The remaining net proceeds were used to repay indebtedness under the Former Revolving Credit Facility. We recorded a charge to other expense (income), net of $38,118 in the third quarter of 2013 related to the early extinguishment of this debt. This charge consists of call and tender premiums, original issue discounts and unamortized deferred financing costs.
In January 2014, we redeemed the 150,000 British pounds sterling (approximately $248,000) in aggregate principal amount of the 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under the Former Revolving Credit Facility and cash on-hand.
In September 2014, IME completed a private offering of 400,000 British pounds sterling in aggregate principal amount of the GBP Notes, which were issued at 100% of par. The net proceeds to IME of 394,000 British pounds sterling (approximately $642,000 based on an exchange rate of 1.63), after paying the initial purchasers' commissions and expenses, were used to repay amounts outstanding under the Former Revolving Credit Facility and for general corporate purposes.
In December 2014, we redeemed $306,000 aggregate principal outstanding of our 8 3/8% Notes at 104.188% of par, plus accrued and unpaid interest, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge to other expense (income), net of $16,495 related to the early extinguishment of this debt in the fourth quarter of 2014 representing the call premium associated with the early redemption, as well as a write-off of original issue discounts and unamortized deferred financing costs.
In September 2015, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 6% Notes due 2020. The net proceeds to IMI of $985,000, after paying the initial purchasers’ commissions and expenses, were used to redeem all of the 6 3/4% Notes, 7 3/4% Notes and 8 3/8% Notes in October 2015. The remaining net proceeds were used for general corporate purposes, including acquisitions. We recorded a charge to other expense (income), net of $25,112 in the fourth quarter of 2015 related to the early extinguishment of this debt. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.
Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	6% Notes due 2020 October 1,		CAD Notes August 15,		GBP Notes September 15,		6% Notes due 2023 August 15,		5 3/4% Notes August 15,
2015	—		—		—		—		—
2016	—		—		—		—		—
2017	103.000%	(1)	103.063%	(1)	104.594%	(1)	—		102.875%	(1)
2018	101.500%		101.531%		103.063%		103.000%	(1)	101.917%
2019	100.000%		100.000%		101.531%		102.000%		100.958%
2020	100.000		100.000%		100.000%		101.000%		100.000%
2021	—		100.000%		100.000%		100.000%		100.000%
2022	—		—		100.000%		100.000%		100.000%
2023	—		—		—		100.000%		100.000%
2024	—		—		—		—		100.000%
_______________________________________________________________________________

(1)	Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified make-whole price.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
4. Debt (Continued)

c. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (ii) our Consolidated Statement of Operations reflects the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2015, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $205,900. The interest rate in effect under the Accounts Receivable Securitization Program was 1.3% as of December 31, 2015. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
_______________________________________________________________________________

Maturities of long-term debt are as follows:

Year	Amount
2016	$88,068
2017	98,093
2018	260,847
2019	1,015,626
2020	1,017,774
Thereafter	2,423,569
4,903,977
Net Deferred Financing Costs	(58,299)
Total Long-term Debt (including current portion)	$4,845,678

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2014 and 2015 and for the years ended December 31, 2013, 2014 and 2015 and are prepared on the same basis as the consolidated financial statements.
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
In March 2015, we entered into the Accounts Receivable Securitization Program, which is described more fully in Note 4. The Special Purpose Subsidiaries, which were established in conjunction with the Accounts Receivable Securitization Program, are included in the Non-Guarantors column in the below Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows from that date forward. As a result of the Accounts Receivable Securitization Program, certain of our Guarantors sold substantially all of their United States accounts receivable balances to the Special Purpose Subsidiaries. As of December 31, 2015, this resulted in a decrease in accounts receivable, an increase in intercompany receivable and a decrease in long-term debt related to our Guarantors and a corresponding increase in accounts receivable, an increase in intercompany payable and an increase in long-term debt related to our Non-Guarantors. There was no material impact to the Guarantors and Non-Guarantors columns of the below Consolidated Statements of Operations for the year ended December 31, 2015 as a result of the Accounts Receivable Securitization Program. Additionally, the Accounts Receivable Securitization Program resulted in increased financing cash flow activity for the Non-Guarantors for the year ended December 31, 2015, as the proceeds from borrowings under the Accounts Receivable Securitization Program were used to repay intercompany loans with certain of the Guarantors, which resulted in increased cash flows from investing activities for the Guarantors for the year ended December 31, 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$2,399	$4,713	$4,979	$113,842	$—	$125,933
Restricted Cash	33,860	—	—	—	—	33,860
Accounts Receivable	—	361,330	37,137	205,798	—	604,265
Intercompany Receivable	—	586,725	—	—	(586,725)	—
Other Current Assets	153	88,709	2,925	61,908	(34)	153,661
Total Current Assets	36,412	1,041,477	45,041	381,548	(586,759)	917,719
Property, Plant and Equipment, Net	840	1,580,337	160,977	808,573	—	2,550,727
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,851,651	245	2,448	—	(2,854,344)	—
Investment in Subsidiaries	917,170	656,877	30,751	93,355	(1,698,153)	—
Goodwill	—	1,611,957	180,342	631,484	—	2,423,783
Other	1,459	371,912	23,965	233,700	—	631,036
Total Other Assets, Net	3,770,280	2,640,991	237,506	958,539	(4,552,497)	3,054,819
Total Assets	$3,807,532	$5,262,805	$443,524	$2,148,660	$(5,139,256)	$6,523,265
Liabilities and Equity
Intercompany Payable	$505,083	$—	$3,564	$78,078	$(586,725)	$—
Current Portion of Long-term Debt	—	24,955	—	27,174	(34)	52,095
Total Other Current Liabilities	60,097	470,122	35,142	239,280	—	804,641
Long-term Debt, Net of Current Portion	2,384,997	905,261	243,154	1,030,947	—	4,564,359
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,851,384	—	1,960	(2,854,344)	—
Other Long-term Liabilities	—	115,789	37,558	78,868	—	232,215
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	856,355	895,294	124,106	678,753	(1,698,153)	856,355
Noncontrolling Interests	—	—	—	13,600	—	13,600
Total Equity	856,355	895,294	124,106	692,353	(1,698,153)	869,955
Total Liabilities and Equity	$3,807,532	$5,262,805	$443,524	$2,148,660	$(5,139,256)	$6,523,265

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$151	$6,472	$13,182	$108,576	$—	$128,381
Accounts Receivable	—	14,069	30,428	519,904	—	564,401
Intercompany Receivable	—	1,038,141	—	—	(1,038,141)	—
Other Current Assets	898	106,670	2,305	55,286	(29)	165,130
Total Current Assets	1,049	1,165,352	45,915	683,766	(1,038,170)	857,912
Property, Plant and Equipment, Net	661	1,600,886	137,100	758,511	—	2,497,158
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	3,255,049	1,869	—	—	(3,256,918)	—
Investment in Subsidiaries	797,666	459,429	27,731	2,862	(1,287,688)	—
Goodwill	—	1,618,593	152,975	589,410	—	2,360,978
Other	623	392,987	22,637	218,292	—	634,539
Total Other Assets, Net	4,053,338	2,472,878	203,343	810,564	(4,544,606)	2,995,517
Total Assets	$4,055,048	$5,239,116	$386,358	$2,252,841	$(5,582,776)	$6,350,587
Liabilities and Equity
Intercompany Payable	$879,649	$—	$5,892	$152,600	$(1,038,141)	$—
Current Portion of Long-term Debt	—	41,159	—	46,938	(29)	88,068
Total Other Current Liabilities	56,740	454,924	26,804	215,295	—	753,763
Long-term Debt, Net of Current Portion	2,608,818	674,190	284,798	1,189,804	—	4,757,610
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	3,255,049	869	—	(3,256,918)	—
Other Long-term Liabilities	—	115,950	37,402	69,187	—	222,539
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	697,844	30,593	559,251	(1,287,688)	508,841
Noncontrolling Interests	—	—	—	19,766	—	19,766
Total Equity	508,841	697,844	30,593	579,017	(1,287,688)	528,607
Total Liabilities and Equity	$4,055,048	$5,239,116	$386,358	$2,252,841	$(5,582,776)	$6,350,587

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,174,978	$129,987	$479,756	$—	$1,784,721
Service	—	754,090	35,119	450,693	—	1,239,902
Intercompany service	—	—	—	32,810	(32,810)	—
Total Revenues	—	1,929,068	165,106	963,259	(32,810)	3,024,623
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	771,271	27,354	490,253	—	1,288,878
Intercompany service charges	—	—	32,810	—	(32,810)	—
Selling, general and administrative	227	655,052	15,792	252,960	—	924,031
Depreciation and amortization	319	195,794	12,383	113,541	—	322,037
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	5	(100)	21	504	—	430
Total Operating Expenses	551	1,622,017	88,360	857,258	(32,810)	2,535,376
Operating (Loss) Income	(551)	307,051	76,746	106,001	—	489,247
Interest Expense (Income), Net	206,682	(19,731)	40,537	26,686	—	254,174
Other Expense (Income), Net	54,144	1,283	5,410	14,365	—	75,202
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(261,377)	325,499	30,799	64,950	—	159,871
(Benefit) Provision for Income Taxes	(16)	33,767	12,361	16,015	—	62,127
Gain on Sale of Real Estate, Net of Tax	—	—	—	(1,417)	—	(1,417)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(357,823)	(63,775)	(5,681)	(18,438)	445,717	—
Income (Loss) from Continuing Operations	96,462	355,507	24,119	68,790	(445,717)	99,161
(Loss) Income from Discontinued Operations, Net of Tax	—	(529)	—	1,360	—	831
Net Income (Loss)	96,462	354,978	24,119	70,150	(445,717)	99,992
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,530	—	3,530
Net Income (Loss) Attributable to Iron Mountain Incorporated	$96,462	$354,978	$24,119	$66,620	$(445,717)	$96,462
Net Income (Loss)	$96,462	$354,978	$24,119	$70,150	$(445,717)	$99,992
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,237)	1,177	(11,096)	(18,376)	—	(31,532)
Market Value Adjustments for Securities	—	926	—	—	—	926
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(25,737)	(26,862)	(4,037)	(11,096)	67,732	—
Total Other Comprehensive (Loss) Income	(28,974)	(24,759)	(15,133)	(29,472)	67,732	(30,606)
Comprehensive Income (Loss)	67,488	330,219	8,986	40,678	(377,985)	69,386
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,898	—	1,898
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,488	$330,219	$8,986	$38,780	$(377,985)	$67,488

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,208,380	$124,551	$527,312	$—	$1,860,243
Service	—	749,711	68,669	439,070	—	1,257,450
Intercompany service	—	—	—	64,794	(64,794)	—
Total Revenues	—	1,958,091	193,220	1,031,176	(64,794)	3,117,693
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	793,274	23,040	528,322	—	1,344,636
Intercompany service charges	—	—	64,794	—	(64,794)	—
Selling, general and administrative	1,182	580,568	13,304	274,518	—	869,572
Depreciation and amortization	225	214,341	11,797	126,780	—	353,143
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	829	173	63	—	1,065
Total Operating Expenses	1,407	1,589,012	113,108	929,683	(64,794)	2,568,416
Operating (Loss) Income	(1,407)	369,079	80,112	101,493	—	549,277
Interest Expense (Income), Net	187,650	(23,295)	36,946	59,416	—	260,717
Other Expense (Income), Net	78	(203,380)	(91)	268,580	—	65,187
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(189,135)	595,754	43,257	(226,503)	—	223,373
(Benefit) Provision for Income Taxes	—	(114,947)	12,876	4,796	—	(97,275)
Gain on Sale of Real Estate, Net of Tax	—	(196)	(832)	(7,279)	—	(8,307)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(515,254)	196,310	(992)	(31,215)	351,151	—
Income (Loss) from Continuing Operations	326,119	514,587	32,205	(192,805)	(351,151)	328,955
(Loss) Income from Discontinued Operations, Net of Tax	—	(937)	—	728	—	(209)
Net Income (Loss)	326,119	513,650	32,205	(192,077)	(351,151)	328,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,627	—	2,627
Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,119	$513,650	$32,205	$(194,704)	$(351,151)	$326,119
Net Income (Loss)	$326,119	$513,650	$32,205	$(192,077)	$(351,151)	$328,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,328	47	(10,306)	(62,936)	—	(66,867)
Market Value Adjustments for Securities	—	53	—	—	—	53
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(72,662)	(73,696)	288	(10,306)	156,376	—
Total Other Comprehensive (Loss) Income	(66,334)	(73,596)	(10,018)	(73,242)	156,376	(66,814)
Comprehensive Income (Loss)	259,785	440,054	22,187	(265,319)	(194,775)	261,932
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,184	—	2,184
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$259,785	$440,054	$22,187	$(267,503)	$(194,775)	$259,748

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$1,226,299	$118,908	$492,690	$—	$1,837,897
Service	—	734,883	61,717	373,479	—	1,170,079
Intercompany service	—	3,476	—	71,516	(74,992)	—
Total Revenues	—	1,964,658	180,625	937,685	(74,992)	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	788,278	25,213	476,534	—	1,290,025
Intercompany service cost of sales	—	13,384	58,132	3,476	(74,992)	—
Selling, general and administrative	117	594,994	14,734	235,115	—	844,960
Depreciation and amortization	181	224,214	12,427	108,642	—	345,464
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	962	41	1,997	—	3,000
Total Operating Expenses	298	1,621,832	110,547	825,764	(74,992)	2,483,449
Operating (Loss) Income	(298)	342,826	70,078	111,921	—	524,527
Interest Expense (Income), Net	159,848	(30,559)	36,521	98,061	—	263,871
Other Expense (Income), Net	23,675	(82,820)	55,230	102,505	—	98,590
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(183,821)	456,205	(21,673)	(88,645)	—	162,066
Provision (Benefit) for Income Taxes	—	13,632	12,787	11,294	—	37,713
Gain on Sale of Real Estate	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(307,062)	135,720	(2,552)	34,462	139,432	—
Net Income (Loss)	123,241	306,853	(31,908)	(133,551)	(139,432)	125,203
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,962	—	1,962
Net Income (Loss) Attributable to Iron Mountain Incorporated	$123,241	$306,853	$(31,908)	$(135,513)	$(139,432)	$123,241
Net Income (Loss)	$123,241	$306,853	$(31,908)	$(133,551)	$(139,432)	$125,203
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	3,284	—	(19,003)	(85,251)	—	(100,970)
Market Value Adjustments for Securities	—	(245)	—	—	—	(245)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(103,170)	(103,521)	(3,176)	(19,003)	228,870	—
Total Other Comprehensive (Loss) Income	(99,886)	(103,766)	(22,179)	(104,254)	228,870	(101,215)
Comprehensive Income (Loss)	23,355	203,087	(54,087)	(237,805)	89,438	23,988
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	633	—	633
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,355	$203,087	$(54,087)	$(238,438)	$89,438	$23,355

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(195,786)	$528,011	$28,580	$145,788	$—	$506,593
Cash Flows from Operating Activities-Discontinued Operations	—	(129)	—	1,082	—	953
Cash Flows from Operating Activities	(195,786)	527,882	28,580	146,870	—	507,546
Cash Flows from Investing Activities:
Capital expenditures	—	(180,047)	(6,534)	(100,714)	—	(287,295)
Cash paid for acquisitions, net of cash acquired	—	(212,042)	—	(105,058)	—	(317,100)
Intercompany loans to subsidiaries	387,299	398,299	—	—	(785,598)	—
Investment in subsidiaries	(63,149)	(63,149)	—	—	126,298	—
Investment in restricted cash	(248)	—	—	—	—	(248)
Acquisitions of customer relationships and customer inducements	—	(18,083)	(498)	(11,610)	—	(30,191)
Proceeds from sales of property and equipment and other, net (including real estate)	—	54	(3,175)	5,205	—	2,084
Cash Flows from Investing Activities-Continuing Operations	323,902	(74,968)	(10,207)	(212,177)	(659,300)	(632,750)
Cash Flows from Investing Activities-Discontinued Operations	—	(4,937)	—	—	—	(4,937)
Cash Flows from Investing Activities	323,902	(79,905)	(10,207)	(212,177)	(659,300)	(637,687)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(5,077,356)	(341,336)	(107,980)	—	(5,526,672)
Proceeds from revolving credit and term loan facilities and other debt	—	4,948,691	438,188	274,871	—	5,661,750
Early retirement of senior subordinated notes	(514,239)	—	(170,895)	—	—	(685,134)
Net proceeds from sales of senior notes	591,000	—	191,307	—	—	782,307
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(14,852)	—	—	(3,384)	—	(18,236)
Intercompany loans from parent	—	(379,910)	(232,436)	(173,252)	785,598	—
Equity contribution from parent	—	63,149	—	63,149	(126,298)	—
Parent cash dividends	(206,798)	—	—	—	—	(206,798)
Proceeds from exercise of stock options and employee stock purchase plan	17,664	—	—	—	—	17,664
Excess tax benefits from stock-based compensation	2,389	—	—	—	—	2,389
Payment of debt financing and stock issuance costs	(2,037)	(5,657)	(750)	(262)	—	(8,706)
Cash Flows from Financing Activities-Continuing Operations	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	(126,873)	(451,083)	(115,922)	53,142	659,300	18,564
Effect of exchange rates on cash and cash equivalents	—	—	(4,703)	(6,609)	—	(11,312)
Increase (Decrease) in cash and cash equivalents	1,243	(3,106)	(102,252)	(18,774)	—	(122,889)
Cash and cash equivalents, beginning of year	—	13,472	103,346	126,597	—	243,415
Cash and cash equivalents, end of year	$1,243	$10,366	$1,094	$107,823	$—	$120,526

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(192,058)	$452,577	$55,538	$156,891	$—	$472,948
Cash Flows from Operating Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Operating Activities	(192,058)	452,577	55,538	156,891	—	472,948
Cash Flows from Investing Activities:
Capital expenditures	—	(217,924)	(6,877)	(137,123)	—	(361,924)
Cash paid for acquisitions, net of cash acquired	—	(3,371)	(29,016)	(95,706)	—	(128,093)
Intercompany loans to subsidiaries	1,307,133	112,845	—	—	(1,419,978)	—
Investment in subsidiaries	(48,203)	(48,203)	—	—	96,406	—
Acquisitions of customer relationships and customer inducements	—	(26,788)	(2,140)	(5,519)	—	(34,447)
Proceeds from sales of property and equipment and other, net (including real estate)	—	2,641	1,871	39,974	—	44,486
Cash Flows from Investing Activities-Continuing Operations	1,258,930	(180,800)	(36,162)	(198,374)	(1,323,572)	(479,978)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Investing Activities	1,258,930	(180,800)	(36,162)	(198,374)	(1,323,572)	(479,978)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,949,523)	(667,505)	(207,683)	—	(8,824,711)
Proceeds from revolving credit and term loan facilities and other debt	—	8,327,608	645,848	311,731	—	9,285,187
Early retirement of senior subordinated notes	(566,352)	—	—	—	—	(566,352)
Net proceeds from sales of senior notes	—	—	—	642,417	—	642,417
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	5,716	—	(20,486)	—	(14,770)
Intercompany loans from parent	—	(708,935)	5,866	(716,909)	1,419,978	—
Equity contribution from parent	—	48,203	—	48,203	(96,406)	—
Parent cash dividends	(542,298)	—	—	—	—	(542,298)
Proceeds from exercise of stock options and employee stock purchase plan	44,290	—	—	—	—	44,290
Excess tax deficiency from stock-based compensation	(60)	—	—	—	—	(60)
Payment of debt financing and stock issuance costs	(1,296)	(499)	(12)	(2,039)	—	(3,846)
Cash Flows from Financing Activities-Continuing Operations	(1,065,716)	(277,430)	(15,803)	55,234	1,323,572	19,857
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	(1,065,716)	(277,430)	(15,803)	55,234	1,323,572	19,857
Effect of exchange rates on cash and cash equivalents	—	—	312	(7,732)	—	(7,420)
Increase (Decrease) in cash and cash equivalents	1,156	(5,653)	3,885	6,019	—	5,407
Cash and cash equivalents, beginning of year	1,243	10,366	1,094	107,823	—	120,526
Cash and cash equivalents, end of year	$2,399	$4,713	$4,979	$113,842	$—	$125,933

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(161,287)	$568,360	$39,181	$95,506	$—	$541,760
Cash Flows from Investing Activities:
Capital expenditures	—	(189,213)	(15,128)	(85,908)	—	(290,249)
Cash paid for acquisitions, net of cash acquired	—	(9,902)	(5,260)	(98,396)	—	(113,558)
Intercompany loans to subsidiaries	334,019	320,932	—	—	(654,951)	—
Investment in subsidiaries	(25,276)	(25,276)	—	—	50,552	—
Decrease in restricted cash	33,860	—	—	—	—	33,860
Acquisitions of customer relationships and customer inducements	—	(44,024)	(576)	(10,511)	—	(55,111)
Proceeds from sales of property and equipment and other, net (including real estate)	—	586	49	1,637	—	2,272
Cash Flows from Investing Activities	342,603	53,103	(20,915)	(193,178)	(604,399)	(422,786)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(8,456,062)	(754,703)	(1,586,108)	—	(10,796,873)
Proceeds from revolving credit and term loan facilities and other debt	47,198	8,220,200	835,101	1,823,210	—	10,925,709
Early retirement of senior subordinated notes	(814,728)	—	—	—	—	(814,728)
Net proceeds from sales of senior notes	985,000	—	—	—	—	985,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	5,574	—	5,574
Intercompany loans from parent	—	(398,514)	(94,038)	(162,399)	654,951	—
Equity contribution from parent	—	25,276	—	25,276	(50,552)	—
Parent cash dividends	(406,508)	—	—	—	—	(406,508)
Proceeds from exercise of stock options and employee stock purchase plan	7,149	—	—	—	—	7,149
Excess tax benefit from stock-based compensation	327	—	—	—	—	327
Payment of debt financing costs and stock issuance costs	(2,002)	(10,604)	—	(1,555)	—	(14,161)
Cash Flows from Financing Activities	(183,564)	(619,704)	(13,640)	103,998	604,399	(108,511)
Effect of exchange rates on cash and cash equivalents	—	—	3,577	(11,592)	—	(8,015)
(Decrease) Increase in cash and cash equivalents	(2,248)	1,759	8,203	(5,266)	—	2,448
Cash and cash equivalents, beginning of year	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of year	$151	$6,472	$13,182	$108,576	$—	$128,381

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
6. Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2013, 2014 and 2015 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:
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
In December 2015, in order to expand our offerings in our Adjacent Businesses operating segment, we acquired Crozier, a storage, logistics and transportation business for high value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums for approximately $74,200.
In December 2015, in order to enhance our existing operations in India, we acquired the stock of Navbharat Archive XPress Private Limited ("NAX"), a storage and records management company with operations in India, for approximately $16,100.  Of the total consideration, approximately $8,900 was funded by us, while the remaining $7,200 was contributed by the noncontrolling interest shareholder of our business in India. The amount contributed by our noncontrolling interest shareholder is presented as source of cash within debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net in our Consolidated Statement of Cash Flows.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
6. Acquisitions (Continued)

In addition to the acquisitions of Crozier and NAX noted above, during 2015, in order to enhance our existing operations in Australia, Austria, Canada, Chile, Hungary, India, Serbia, the United Kingdom and the United States, we completed 12 acquisitions for total consideration of approximately $27,600. These acquisitions included nine storage and records management companies, two storage and data management companies and one personal storage company. The individual purchase prices of these acquisitions ranged from approximately $1,000 to $5,400.
A summary of the cumulative consideration paid and the allocation of the purchase price paid of all of the acquisitions in each respective year is as follows:

	2013	2014	2015
Cash Paid (gross of cash acquired)(1)	$321,121	$134,301	$111,907
Fair Value of Previously Held Equity Interest	—	794	—
Total Consideration	321,121	135,095	111,907
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses,
Deferred Income Taxes and Other	28,532	15,098	12,670
Property, Plant and Equipment(2)	44,681	23,269	43,505
Customer Relationship Intangible Assets(3)	173,733	60,172	34,988
Other Assets	68	3,342	7,032
Liabilities Assumed and Deferred Income Taxes(4)	(67,645)	(50,903)	(26,807)
Total Fair Value of Identifiable Net Assets Acquired	179,369	50,978	71,388
Goodwill Initially Recorded	$141,752	$84,117	$40,519
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 is net of cash acquired of $(3,945) and contingent and other payments of $(76). Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the year ended December 31, 2014 is net cash acquired of $(4,704) and contingent and other payments of $(1,504) related to acquisitions made in previous years. Included in cash paid for acquisitions in the Consolidated Statements of Cash Flows for the year ended December 31, 2015 is net cash acquired of $(2,041) and contingent and other payments of $3,692 related to acquisitions made in previous years.

(2)	Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2013, 2014 and 2015 was 22 years, 17 years and 16 years, respectively.

(4)	Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.
Allocations of the purchase price paid for certain acquisitions made in 2015 were based on estimates of the fair value of net assets acquired and are subject to adjustment as additional information becomes available to us. We are not aware of any information that would indicate that the final purchase price allocations for these 2015 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of these 2015 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily buildings and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
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
On June 8, 2015, we entered into a binding Scheme Implementation Deed (the “Recall Agreement”) with Recall Holdings Limited (“Recall”) to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225,000 Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. Assuming a sufficient number of Recall shareholders elect the Cash Election such that we pay the Cash Election Cap, we expect to issue approximately 50,700,000 shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of February 19, 2016, pay approximately US$323,000 to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of February 19, 2016, would result in a total purchase price to Recall shareholders of approximately $1,791,000. Completion of the Scheme is subject to customary closing conditions, including among others, (i) approval by Recall shareholders of the Scheme by the requisite majority under the Australian Corporations Act, (ii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in other relevant jurisdictions, (iii) the absence of any final, non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Recall Transaction, (iv) approval from the New York Stock Exchange to the listing of additional shares of our common stock to be issued in the Recall Transaction, (v) the establishment of a secondary listing on the Australian Securities Exchange (the “ASX”) to allow Recall shareholders to trade our common stock via CHESS Depository Interests on the ASX, (vi) Recall’s delivery of tax opinions in accordance and in compliance with certain tax matter agreements to which Recall is a party and (vii) no events having occurred that would have a material adverse effect on Recall or us. We continue to work toward closing of the Recall Transaction and related integration planning.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes

We have been organized and operating as a REIT effective since our taxable year that began on January 1, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries ("TRSs"), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.
The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2014	2015
Deferred Tax Assets:
Accrued liabilities	$22,236	$22,107
Deferred rent	3,144	4,426
Net operating loss carryforwards	64,718	69,290
Federal benefit of unrecognized tax benefits	14,859	12,327
Foreign deferred tax assets and other adjustments	8,620	8,698
Valuation allowance	(40,182)	(60,009)
	73,395	56,839
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(74,782)	(66,254)
Plant and equipment, principally due to differences in depreciation	(39,079)	(23,408)
	(113,861)	(89,662)
Net deferred tax liability	$(40,466)	$(32,823)
The current and noncurrent deferred tax assets (liabilities) are presented below:

	December 31,
	2014	2015
Deferred tax assets	$16,655	$26,668
Deferred tax liabilities	(2,463)	(4,489)
Current deferred tax assets, net	$14,192	$22,179
Deferred tax assets	$56,740	$30,171
Deferred tax liabilities	(111,398)	(85,173)
Noncurrent deferred tax liabilities, net	$(54,658)	$(55,002)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes (Continued)

We have federal net operating loss carryforwards, which expire in 2021 through 2033, of $70,820 at December 31, 2015 to reduce future federal taxable income, on which $3,022 of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2034, on which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $66,155, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 91%.
Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Additions	Other Deductions(1)	Balance at End of the Year
2013	$76,050	$(27,186)	$—	$(8,586)	$40,278
2014	40,278	9,404	—	(9,500)	40,182
2015	40,182	33,509	—	(13,682)	60,009
_______________________________________________________________________________

(1)	Primarily due to fluctuations in currency exchange
We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our ESPP for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options associated with our TRSs is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options associated with our TRSs is recorded in the period the disqualifying disposition occurs. Incremental tax benefits (deficiencies) in excess of compensation expense recorded in the consolidated financial statements are credited (charged) directly to equity and amounted to $2,389, $(60) and $327 for the years ended December 31, 2013, 2014 and 2015, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The components of income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate are:

	Year Ended December 31,
	2013	2014	2015
United States	$63,930	$202,067	$179,928
Canada	39,038	46,191	37,131
Other Foreign	56,903	(24,885)	(54,993)
	$159,871	$223,373	$162,066
The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2013	2014	2015
Federal—current	$92,237	$118,314	$13,083
Federal—deferred	(64,441)	(214,132)	(9,579)
State—current	10,152	28,034	522
State—deferred	(8,056)	(47,814)	158
Foreign—current	59,170	27,167	31,581
Foreign—deferred	(26,935)	(8,844)	1,948
	$62,127	$(97,275)	$37,713
A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision (benefit) for income taxes and gain on sale of real estate for the years ended December 31, 2013, 2014 and 2015, respectively, is as follows:

	Year Ended December 31,
	2013	2014	2015
Computed "expected" tax provision	$55,955	$78,181	$56,723
Changes in income taxes resulting from:
Tax adjustment relating to REIT	—	(63,333)	(51,625)
Deferred tax adjustment and other taxes due to REIT conversion	—	(182,853)	(9,067)
State taxes (net of federal tax benefit)	4,384	2,207	2,017
Increase in valuation allowance (net operating losses)	2,832	9,404	33,509
Decrease in valuation allowance (foreign tax credits)	(30,018)	—	—
Foreign repatriation	44,751	46,356	4,030
Foreign restructuring	17,691	—	—
Impairment of assets and other transaction costs	6,576	2,869	—
Reserve accrual (reversal) and audit settlements (net of federal tax benefit)	(16,322)	3,175	(2,874)
Foreign tax rate differential	(33,852)	(9,496)	(8,915)
Disallowed foreign interest, Subpart F income, and other foreign taxes	9,708	12,502	18,022
Other, net	422	3,713	(4,107)
Provision (Benefit) for Income Taxes	$62,127	$(97,275)	$37,713

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes (Continued)

Our effective tax rates for the years ended December 31, 2013, 2014 and 2015 were 38.9%, (43.5)% and 23.3%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as between the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
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
As a result of our REIT conversion, we recorded a net tax benefit of $212,151 during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29,298 associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The other primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46,356 in our tax provision associated with incremental federal and state income taxes and foreign withholding taxes on earnings of our foreign subsidiaries no longer considered permanently invested and other net tax adjustments related to the REIT conversion, including a tax benefit of $63,333 primarily related to the dividends paid deduction.
The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51,625 and an out-of-period tax adjustment ($9,067 tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33,509, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,459, $1,462 and $2,173 for gross interest and penalties for the years ended December 31, 2013, 2014 and 2015, respectively. We had $5,884 and $7,120 accrued for the payment of interest and penalties as of December 31, 2014 and 2015, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes (Continued)

A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2006 to present	Canada
2010 to present	United Kingdom
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2012, 2013 and 2014 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2000, 2001, 2008 and 2009 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2014, we had $55,951 of reserves related to uncertain tax positions, of which $53,078 and $2,873 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2015, we had $47,685 of reserves related to uncertain tax positions, of which $45,256 and $2,429 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
7. Income Taxes (Continued)

A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2012	$37,563
Gross additions based on tax positions related to the current year	5,985
Gross additions for tax positions of prior years	20,275
Gross reductions for tax positions of prior years	(1,370)
Lapses of statutes	(1,312)
Settlements	(9,995)
Gross tax contingencies—December 31, 2013	$51,146
Gross additions based on tax positions related to the current year	3,984
Gross additions for tax positions of prior years	13,717
Gross reductions for tax positions of prior years	(2,699)
Lapses of statutes	(5,350)
Settlements	(4,847)
Gross tax contingencies—December 31, 2014	$55,951
Gross additions based on tax positions related to the current year	3,484
Gross additions for tax positions of prior years	979
Gross reductions for tax positions of prior years	(3,588)
Lapses of statutes	(9,141)
Settlements	—
Gross tax contingencies—December 31, 2015	$47,685
The reversal of these reserves of $47,685 ($36,062 net of federal tax benefit) as of December 31, 2015 will be recorded as a reduction of our income tax provision if sustained. We believe that it is reasonably possible that an amount up to approximately $2,730 of our unrecognized tax positions may be recognized by the end of 2016 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	September 30	December 31
2014
Total revenues	$770,126	$786,892	$782,697	$777,978
Operating income (loss)	132,616	147,290	141,476	127,895
Income (loss) from continuing operations	42,721	272,702	858	12,674
Total (loss) income from discontinued operations	(612)	(326)	—	729
Net income (loss)	42,109	272,376	858	13,403
Net income (loss) attributable to Iron Mountain Incorporated	41,667	271,637	66	12,749	(1)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.22	1.42	—	0.06
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	1.41	—	0.06
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.22	1.41	—	0.06
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	1.40	—	0.06
2015
Total revenues	$749,286	$759,734	$746,529	$752,427
Operating income (loss)	144,934	129,502	126,822	123,269
Income (loss) from continuing operations	41,739	54,007	23,517	5,940
Total (loss) income from discontinued operations	—	—	—	—
Net income (loss)	41,739	54,007	23,517	5,940
Net income (loss) attributable to Iron Mountain Incorporated	41,096	53,330	23,110	5,705	(2)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.20	0.26	0.11	0.03
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.20	0.25	0.11	0.03
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.20	0.25	0.11	0.03
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.19	0.25	0.11	0.03
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
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

(2)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2015 compared to the third quarter of 2015 is primarily attributable to a debt extinguishment charge recorded in the fourth quarter of 2015 of approximately $25,100, an increase in the provision for income taxes recorded in the fourth quarter of 2015 compared to the third quarter of 2015 of approximately $6,800, as well as a decrease in operating income of approximately $3,600, primarily associated with a $1,800 write-off of certain property in our Western European Business segment. The debt extinguishment charge, the increase in the provision for income taxes and the decrease in operating income during the fourth quarter of 2015 was offset by a decrease in loss on foreign currency transaction losses recorded in the fourth quarter of 2015 compared to the third quarter of 2015 of approximately $18,100.

9. Segment Information
As a result of a realignment in our senior management reporting structure during the first quarter of 2015, we modified our internal financial reporting to better align internal reporting with how we manage our business. These modifications resulted in the separation of our former International Business segment into two unique reportable operating segments, which we refer to as (1) Western European Business segment and (2) Other International Business segment. Also, during the first quarter of 2015, we reassessed the nature of certain costs which were previously being allocated to the North American Records and Information Management Business and North American Data Management Business segments. As a result of this reassessment, we determined that certain product management functions, which were previously being performed to solely benefit our North American operating segments, are now being performed in a manner that benefits the enterprise as a whole. Accordingly, the costs associated with these product management functions are now included within the Corporate and Other Business segment. Additionally, during the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment.
As a result of these changes noted above, previously reported segment information has been restated to conform to the current presentation.
Our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—storage and information management services, including the storage of physical records, including other media such as microfilm and microfiche, master audio and videotapes, film, X‑rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); and DMS throughout the United States and Canada; as well as Fulfillment Services and Intellectual Property Management in the United States.

•
North American Data Management Business—storage and rotation of backup computer media as part of corporate disaster recovery plans including service and courier operations (“Data Protection & Recovery”); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients, throughout the United States and Canada.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
9. Segment Information (Continued)

•
Western European Business—storage and information management services, including Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Ireland, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland. Until December 2014, our Western European Business segment offered Destruction in the United Kingdom and Ireland.

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

•
Corporate and Other Business—primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Businesses operating segment (which was formerly referred to as our Emerging Business operating segment), as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock‑based employee compensation expense associated with all Employee Stock‑Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
9. Segment Information (Continued)

	North American Records & Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
2013
Total Revenues	$1,769,233	$396,519	$435,346	$410,253	$13,272	$3,024,623
Depreciation and Amortization	165,097	19,956	54,756	50,729	31,499	322,037
Depreciation	150,557	19,652	45,368	35,911	31,368	282,856
Amortization	14,540	304	9,388	14,818	131	39,181
Adjusted OIBDA	652,575	237,380	118,823	87,180	(201,377)	894,581
Total Assets(1)	3,687,865	690,507	1,068,853	946,249	213,924	6,607,398
Expenditures for Segment Assets	319,419	20,678	41,869	177,034	75,586	634,586
Capital Expenditures	96,545	12,929	32,156	70,079	75,586	287,295
Cash Paid for Acquisitions, Net of Cash Acquired	205,251	6,791	3,028	102,030	—	317,100
Acquisitions of Customer Relationships and Customer Inducements	17,623	958	6,685	4,925	—	30,191
2014
Total Revenues	1,795,361	390,207	449,231	469,314	13,580	3,117,693
Depreciation and Amortization	177,097	21,770	54,582	65,103	34,591	353,143
Depreciation	158,122	21,458	45,895	44,509	34,573	304,557
Amortization	18,975	312	8,687	20,594	18	48,586
Adjusted OIBDA	698,719	226,396	130,423	84,468	(214,209)	925,797
Total Assets(1)	3,657,366	653,275	952,924	1,025,167	234,533	6,523,265
Expenditures for Segment Assets	198,651	24,387	47,236	186,531	67,659	524,464
Capital Expenditures	145,199	18,076	38,587	93,881	66,181	361,924
Cash Paid for Acquisitions, Net of Cash Acquired	26,450	5,863	4,864	90,916	—	128,093
Acquisitions of Customer Relationships and Customer Inducements	27,002	448	3,785	1,734	1,478	34,447
2015
Total Revenues	1,775,365	390,486	397,513	421,360	23,252	3,007,976
Depreciation and Amortization	183,507	21,591	44,691	57,025	38,650	345,464
Depreciation	163,647	20,838	38,710	39,439	38,585	301,219
Amortization	19,860	753	5,981	17,586	65	44,245
Adjusted OIBDA	714,639	203,803	120,649	87,341	(206,427)	920,005
Total Assets(1)	3,627,843	641,845	871,571	893,530	315,798	6,350,587
Expenditures for Segment Assets	192,935	23,826	27,278	94,483	120,396	458,918
Capital Expenditures	141,964	16,784	17,378	64,227	49,896	290,249
Cash Paid for Acquisitions, Net of Cash Acquired	12,795	(21)	2,596	27,688	70,500	113,558
Acquisitions of Customer Relationships and Customer Inducements	38,176	7,063	7,304	2,568	—	55,111
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
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
A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate on a consolidated basis is as follows:

	Year Ended December 31,
	2013	2014	2015
Adjusted OIBDA	$894,581	$925,797	$920,005
Less: Depreciation and Amortization	322,037	353,143	345,464
Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	430	1,065	3,000
Recall Costs(1)	—	—	47,014
REIT Costs(2)	82,867	22,312	—
Interest Expense, Net	254,174	260,717	263,871
Other Expense, Net	75,202	65,187	98,590
Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	$159,871	$223,373	$162,066
_______________________________________________________________________________

(1)
Includes operating expenditures associated with our proposed acquisition of Recall, including costs to complete the Recall Transaction, including advisory and professional fees, as well as costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Costs").

(2)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs").

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
9. Segment Information (Continued)

Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2013	2014	2015
Revenues:
United States	$1,938,307	$1,967,169	$1,973,872
United Kingdom	275,343	280,020	250,123
Canada	240,716	231,979	215,232
Other International	570,257	638,525	568,749
Total Revenues	$3,024,623	$3,117,693	$3,007,976
Long-lived Assets:
United States	$3,603,320	$3,586,577	$3,710,301
United Kingdom	520,255	464,311	434,461
Canada	410,415	406,571	345,783
Other International	1,139,801	1,148,087	1,002,130
Total Long-lived Assets	$5,673,791	$5,605,546	$5,492,675
Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2013	2014	2015
Revenues:
Records Management(1)(2)	$2,244,494	$2,329,546	$2,255,206
Data Management(1)(3)	527,091	531,516	509,261
Information Destruction(1)(4)	253,038	256,631	243,509
Total Revenues	$3,024,623	$3,117,693	$3,007,976
_______________________________________________________________________________

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
DECEMBER 31, 2015
(In thousands, except share and per share data)
10. Commitments and Contingencies

a.    Leases
Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five-year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $244,390, $255,193 and $242,205 for the years ended December 31, 2013, 2014 and 2015, respectively.
Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payment	Sublease Income	Capital Leases
2016	$220,357	$(4,827)	$56,543
2017	208,975	(4,354)	49,217
2018	196,632	(3,316)	39,696
2019	184,157	(2,864)	31,909
2020	171,794	(2,922)	24,418
Thereafter	1,046,705	(10,327)	134,532
Total minimum lease payments	$2,028,620	$(28,610)	336,315
Less amounts representing interest			(100,967)
Present value of capital lease obligations			$235,348
In addition, we have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments
2016	$53,494
2017	25,114
2018	8,172
2019	2,505
2020	1,258
Thereafter	1,368
$91,911

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
10. Commitments and Contingencies (Continued)

b.    Self-Insured Liabilities
We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2014 and 2015 there were $33,381 and $33,508, respectively, of self-insurance accruals reflected in accrued expenses of our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.
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
d.    Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We have been sued by five customers. Three of those lawsuits have been settled and two remain pending, including a claim asserted by Azienda per i Transporti Autoferrotranviari del Comune di Roma, S.p.A, seeking 42,600 Euro for the loss of its current and historical archives. We have also received correspondence from other affected customers, including certain customers demanding payment under various theories of liability. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. As discussed in Note 14, we sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire.
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
DECEMBER 31, 2015
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
11. Related Party Transactions
Paul F. Deninger, one of our directors, is a senior managing director at Evercore Group L.L.C. ("Evercore"). In May 2013, we entered into an agreement with Evercore, which was amended and restated in August 2013 (the "Evercore Engagement"), pursuant to which Evercore agreed to provide financial advisory services to us in exchange for an aggregate fee of up to $3,000. In connection with the Evercore Engagement, Mr. Deninger agreed, and Evercore represented, that Mr. Deninger would not be involved with the Evercore Engagement and would not receive any fees or direct compensation in connection with the Evercore Engagement. The Evercore Engagement was approved by the audit committee of our board of directors in accordance with our Related Persons Transaction Policy. For the years ended December 31, 2013 and 2014, we incurred fees associated with the Evercore Engagement, including fees associated with the amendment of our Former Credit Agreement in August 2013 and discounts and commissions attributable to Evercore's participation as one of the underwriters in the August 2013 Offerings, as well as monthly retention fees, of $2,750 and $250, respectively. We did not incur any fees with Evercore during the year ended December 31, 2015.
12. 401(k) Plans
We have a defined contribution plan, which generally covers all non-union United States employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code of 1986, as amended. In addition, IME operates a defined contribution plan, which is similar to our United States 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $19,999, $18,306 and $16,355 for the years ended December 31, 2013, 2014 and 2015, respectively.
13. Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
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
DECEMBER 31, 2015
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
In 2014 and 2015, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 14, 2014	$0.2700	March 25, 2014	$51,812	April 15, 2014
May 28, 2014	0.2700	June 25, 2014	52,033	July 15, 2014
September 15, 2014	0.4750	September 25, 2014	91,993	October 15, 2014
September 15, 2014(1)	3.6144	September 30, 2014	700,000	November 4, 2014
November 17, 2014(2)	0.2550	November 28, 2014	53,450	December 15, 2014
November 17, 2014	0.4750	December 5, 2014	99,617	December 22, 2014
February 19, 2015	0.4750	March 6, 2015	99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
_______________________________________________________________________________

(1)	Represents Special Distribution.

(2)	Represents Catch-Up Distribution.
During the years ended December 31, 2013, 2014 and 2015, we declared distributions to our stockholders of $206,365, $1,048,905 and $402,565, respectively. These distributions represent approximately $1.08 per share, $5.37 per share and $1.91 per share for the years ended December 31, 2013, 2014 and 2015, respectively, based on the weighted average number of common shares outstanding during each respective year. For 2014, total amounts distributed included the Special Distribution of $700,000, or $3.61 per share, associated with our conversion to a REIT.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
13. Stockholders' Equity Matters (Continued)

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2013, 2014 and 2015, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2013	2014	2015
Nonqualified ordinary dividends	0.0%	26.4%	49.3%
Qualified ordinary dividends	100.0%	56.4%	39.1%
Return of capital	0.0%	17.2%	11.6%
	100.0%	100.0%	100.0%
14. Discontinued Operations
Digital Operations
On June 2, 2011, we sold (the “Digital Sale”) our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the “Digital Business”) to Autonomy Corporation plc, a corporation formed under the laws of England and Wales (“Autonomy”), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which we conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and, as a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes.
The table below summarizes certain results of operations of the Digital Business:

	Year Ended December 31,
	2013	2014	2015
(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(958)	$(960)	$—
(Benefit) Provision for Income Taxes	(429)	—	—
(Loss) Income from Discontinued Operations, Net of Tax	$(529)	$(960)	$—
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
Italian Operations
We sold our Italian operations on April 27, 2012, and we agreed to indemnify the buyers of our Italian operations for certain possible obligations and contingencies associated with the fire in Italy discussed more fully in Note 10.d. Our Italian operations were previously included within the Western European Business segment. For all periods presented, the financial position, operating results and cash flows of our Italian operations, including the loss on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
14. Discontinued Operations (Continued)

The table below summarizes certain results of our Italian operations:

	Year Ended December 31,
	2013(1)	2014(1)	2015
Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$2,290	$751	$—
Provision (Benefit) for Income Taxes	930	—	—
Income (Loss) from Discontinued Operations, Net of Tax	$1,360	$751	$—
_______________________________________________________________________________

(1)
During the years ended December 31, 2013 and 2014, we recognized income before provision of income taxes of discontinued operations primarily related to the recovery of insurance proceeds in excess of carrying value.

15. Cost Optimization Plans
Organizational Restructuring
During the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs (the “Organizational Restructuring”), which was completed in 2014. As a result of the Organizational Restructuring, we recorded charges of $23,400 and $3,475 for the years ended December 31, 2013 and 2014, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Organizational Restructuring are as follows:

	Year Ended December 31,
	2013	2014	2015
Cost of sales (excluding depreciation and amortization)	$3,400	$1,228	$—
Selling, general and administrative expenses	20,000	2,247	—
Total	$23,400	$3,475	$—
Costs recorded by segment associated with the Organizational Restructuring are as follows:

	Year Ended December 31,
	2013	2014	2015
North American Records and Information Management Business	$12,600	$1,560	$—
North American Data Management Business	2,100	340	—
Western European Business	2,300	33	—
Other International Business	1,400	—	—
Corporate and Other Business	5,000	1,542	—
Total	$23,400	$3,475	$—

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)
15. Cost Optimization Plans (Continued)

Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded charges of $10,167 for the year ended December 31, 2015, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2013	2014	2015
Cost of sales (excluding depreciation and amortization)	$—	$—	$—
Selling, general and administrative expenses	—	—	10,167
Total	$—	$—	$10,167

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2013	2014	2015
North American Records and Information Management Business	$—	$—	$5,403
North American Data Management Business	—	—	241
Western European Business	—	—	1,537
Other International Business	—	—	—
Corporate and Other Business	—	—	2,986
Total	$—	$—	$10,167

We had accrued $2,291 as of December 31, 2015 related to the Transformation Initiative. We expect that this liability will be paid throughout the first half of 2016.
In the first quarter of 2016, we implemented additional actions associated with our Transformation Initiative. As a result of these actions, we expect to record a charge of approximately $7,000, primarily related to employee severance and associated benefits, and included as a component of selling, general and administrative expenses. Of this charge, approximately $4,400, $700, $100 and $1,800 was associated with our North American Records and Information Management Business, North American Data Management Business, Western European Business and Corporate and Other Business segments, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015
(In thousands, except share and per share data)

16. Divestitures

In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26,200 in cash at closing, including $1,500 being held in escrow. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation, and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 ($10,200, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations in 2014 represented less than 1% of our consolidated revenues. Approximately $7,750 of goodwill was allocated to the International Shredding Operations, utilizing a relative fair value approach. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in the United Kingdom and Ireland were previously included in the Western European Business segment.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$823	$2,145	$809	2001	Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,583	4,220	1,247	2001	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	2,578	14,756	3,202	2007	Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	812	8,117	3,975	2012	Up to 40 years
3381 East Global Loop, Tucson, Arizona	1	—	1,622	3,639	5,261	2,097	2000	Up to 40 years
200 Madrone Way, Felton, California	1	—	760	633	1,393	515	1997	Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	7,423	17,895	7,227	2002	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,564	6,326	2,416	2002	Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,110	8,910	2,686	2002	Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	12,536	27,121	6,448	2002	Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	34	2014	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	18,906	29,074	9,989	1988	Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	5,776	20,948	12,912	1997	Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	15	4,591	1,343	2002	Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	124	28,081	6,577	2012	Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,703	17,215	5,263	2002	Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,110	4,530	1,613	2001	Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,108	8,437	3,525	2002	Up to 40 years
111 Uranium Drive, Sunnyvale, California	1	—	9,645	4,957	14,602	3,398	2002	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,617	4,666	1,494	2001	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	1,827	3,410	1,160	2001	Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,671	3,432	1,284	2001	Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	9,827	17,230	6,812	2001	Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	17	6,329	756	2014	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,454	8,871	5,262	2002	Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	719	2,487	1,050	2000	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	29,145	39,592	14,271	2001	Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	1,295	5,316	2,300	2002	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	864	8,090	4,331	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	308	2,161	677	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,451	5,744	2,373	2001	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	245	2,172	681	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	12,973	17,174	4,544	2001	Up to 40 years
1890 MacArthur Blvd, Atlanta Georgia	1	—	1,786	625	2,411	844	2002	Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	293	1,478	713	2001	Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,149	5,957	1,966	2002	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
3150 Nifda Dr, Smyrna, Georgia	1	$—	$463	$635	$1,098	$597	1990		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	18,728	26,675	12,362	1999		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	12,859	17,123	6,221	2001		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,132	8,602	3,335	2006		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,671	3,075	2,355	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,676	5,665	887	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	51	22,099	6,566	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	443	1,821	18	2015		Up to 40 years
6120 Churchman Bypass, Indianapolis, Indiana	1	—	4,827	7,823	12,650	4,478	2002		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	316	938	276	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	8,622	9,331	3,169	Various		Up to 40 years
900 Distributors Row, New Orleans, Louisiana	1	—	7,607	938	8,545	5,027	2002		Up to 40 years
1274 Commercial Drive, Port Allen, Louisiana	1	—	2,680	3,712	6,392	2,073	2003		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	1	8,338	2,223	2015	(4)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	5,616	7,814	2,408	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	873	4,655	1,977	2000		Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,228	17,333	7,594	2001		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,780	7,001	2,898	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	468	632	430	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,273	7,093	4,510	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	575	2,486	1,802	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	48	5,461	174	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	975	2,273	973	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	18,988	74,911	31,382	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1		10,285	45	10,330	2,485	2015	(4)	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,049	2,343	1,032	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	382	2,184	844	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,266	5,692	3,035	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,145	5,145	2,051	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	2,909	5,981	1,592	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	12,148	15,072	4,451	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,649	12,079	4,176	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,053	10,232	5,090	2001		Up to 40 years
Kimberly Rd, East Brunsick, New Jersey	3	—	22,105	5,132	27,237	10,996	Various		Up to 40 years
1189 Magnolia Ave, Elizabeth, New Jersey	1	—	1,278	2,102	3,380	1,434	2000		Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	50,233	88,930	38,166	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	—	11,734	—	2015		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
560 Irvine Turner Blvd, Newark, New Jersey	1	$—	$9,522	$—	$9,522	$—	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	—	8,945	—	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,363	14,948	3,833	2006		Up to 40 years
555 Gallatin Place, Albuquerque, New Mexico	1	—	4,083	654	4,737	1,935	2001		Up to 40 years
7500 Los Volcanes Rd NW, Albuquerque, New Mexico	1	—	2,801	1,871	4,672	2,105	1999		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	10,205	11,529	4,673	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,110	6,196	2,966	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,413	7,024	3,533	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,903	3,005	1,067	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,401	7,120	1,868	2006		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	510	4,833	1,542	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	7,370	30,507	18,470	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	9,539	14,681	4,433	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	1,983	4,912	2,294	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	—	1,602	16	2015		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	1,657	3,537	1,331	1999		Up to 40 years
11350 Deerfield Rd, Cincinnati, Ohio	1	—	4,259	55	4,314	2,468	2015	(4)	Up to 40 years
1034 Hulbert Ave, Cincinnati, Ohio	1	—	786	794	1,580	696	2000		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	440	3,569	1,592	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	2,634	5,970	2,197	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,544	2,574	1,204	1999		Up to 40 years
2120 Buzick Drive, Obetz, Ohio	1	—	4,317	13,326	17,643	5,180	2003		Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	918	1,520	488	2001		Up to 40 years
Partnership Drive, Oklahoma City, Oklahoma	3	—	11,437	14	11,451	1,823	2015	(4)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,827	7,014	3,414	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	148,748	169,914	31,659	Various		Up to 40 years
1201 Freedom Rd, Cranberry Township, Pennsylvania	1	—	1,057	12,253	13,310	5,160	2001		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	889	3,346	1,621	2000		Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	6,466	8,863	2,983	1999		Up to 40 years
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	3	—	24,153	9,797	33,950	13,849	Various		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,240	7,425	3,270	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	1,997	4,656	2,143	2001		Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,404	5,122	1,228	Various		Up to 40 years
415 Brick Church Park Dr, Nashville, Tennessee	1	—	2,312	3,681	5,993	2,912	2000		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	2,270	4,097	1,256	2000		Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	1,909	7,398	3,287	2002		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	251	4,770	692	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	10	8,309	2,141	2015	(4)	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
1800 Columbian Club Dr, Carrolton, Texas	1	$—	$19,673	$99	$19,772	$6,679	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	570	2,744	1,033	2000		Up to 40 years
Alma St, Dallas, Texas	2	—	3,431	978	4,409	2,063	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,290	6,808	3,449	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	2	—	3,950	1,930	5,880	3,083	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	617	3,832	1,987	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	478	5,806	2,228	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	1,666	10,020	4,569	2003		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	35,026	41,353	6,806	2004		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	1,356	4,196	2,005	2000		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	242	7,929	5,093	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	1,887	5,354	1,973	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,024	2,056	840	2002		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	952	2,747	961	2000		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	10,856	14,044	7,000	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	—	6,323	1,158	2015	(4)	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	1,953	3,633	851	2001		Up to 40 years
1235 North Union Bower, Irving, Texas	1	—	1,574	988	2,562	1,032	2001		Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,495	11,306	3,326	2001		Up to 40 years
929 South Medina St, San Antonio, Texas	1	—	3,883	1,137	5,020	2,062	2002		Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	227	620	172	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	846	4,372	2,284	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	2,379	8,618	3,817	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,818	3,527	1,326	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	—	20,980	3,297	2015	(4)	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	266	6,793	2,178	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	9	2,586	539	2015	(4)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,332	16,499	8,156	2002		Up to 40 years
8001 Research Way, Springfield, Virginia	1	—	5,230	2,401	7,631	2,360	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,661	11,259	4,674	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,079	4,157	1,784	1999		Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	3,924	4,434	1,345	1999		Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,190	8,589	2,648	2002		Up to 40 years
19826 Russell Rd South, Kent, Washington	1	—	14,793	8,427	23,220	7,939	2002		Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	1,125	5,621	2,743	2001		Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	—	3,906	11	2015		Up to 40 years
12021 West Bluemound Rd, Wauwatosa, Wisconsin	1	—	1,307	2,078	3,385	1,039	1999		Up to 40 years
	180	—	876,614	719,176	1,595,790	550,720

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)		(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)		Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Canada
One Command Court, Bedford	1	$—	$3,847	$3,684	$7,531	—	$2,724	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	3,982	9,385		3,513	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	14,452	19,459		4,207	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	435	8,526		3,227	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,134	10,460		2,984	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	6,377	21,035		7,684	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	363	2,383		1,115	2000	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	(69)	2,682		994	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	12,638	20,834		8,363	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	940	2,740		1,092	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	5,515	6,574		2,652	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,691	1,189	8,880		2,033	2003	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,210	2,039		522	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	618	2,471		878	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	255	1,498		397	2007	Up to 40 years
	15	—	68,774	57,723	126,497		42,385
	195	—	945,388	776,899	1,722,287		593,105

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Europe									Up to 40 years
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$1,634	$8,176	$1,399	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	4,715	7,256	2,935	2003		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,157	3,907	1,624	2003		Up to 40 years
ZI des Sables, Morangis, France	1	1,739	12,407	3,262	15,669	13,716	2004		Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,724	4,944	2,431	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	1,391	10,431	2,828	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	620	3,438	947	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	3,745	19,779	4,458	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	1,732	3,584	1,380	2015	(4)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	491	1,749	1,368	2015	(4)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	1,284	2,641	1,825	2015	(4)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	6,881	13,851	3,443	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,429	2,542	848	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	27,595	39,112	15,127	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	(14)	172	24	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	1,454	12,465	1,738	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,047	9,028	4,605	2001		Up to 40 years
Fundicion 8, Rivas-Vaciamadrid, Spain	1	—	1,022	2,228	3,250	1,231	2002		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(107)	946	369	Various		Up to 40 years
628 Western Avenue, Acton, United Kingdom	1	—	2,070	(19)	2,051	765	2003		Up to 40 years
65 Egerton Road, Birmingham, United Kingdom	1	—	6,980	2,463	9,443	4,454	2003		Up to 40 years
Otterham Quay Lane, Gillingham, United Kingdom	9	—	7,418	4,300	11,718	4,788	2003		Up to 40 years
Pennine Way, Hemel Hempstead, United Kingdom	1	—	10,847	6,585	17,432	6,372	2004		Up to 40 years
Kemble Industrial Park, Kemble, United Kingdom	2	—	5,277	8,235	13,512	8,144	2004		Up to 40 years
Gayton Road, Kings Lynn, United Kingdom	3	—	3,119	1,630	4,749	2,778	2003		Up to 40 years
24/26 Gillender Street, London, United Kingdom	1	—	4,666	2,636	7,302	2,496	2003		Up to 40 years
Cody Road, London, United Kingdom	2	—	20,307	7,904	28,211	9,571	2003		Up to 40 years
Deanston Wharf, London, United Kingdom	1	—	15,824	—	15,824	3,085	2015	(4)	Up to 40 years
Unit 10 High Cross Centre, London, United Kingdom	1	—	3,598	887	4,485	1,170	2003		Up to 40 years
Old Poplar Bus Garage, London, United Kingdom	1	—	4,639	2,569	7,208	3,330	2003		Up to 40 years
17 Broadgate, Oldham, United Kingdom	1	—	4,039	838	4,877	2,105	2008		Up to 40 years
Harpway Lane, Sopley, United Kingdom	1	—	681	1,670	2,351	1,267	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, United Kingdom	1	—	2,636	860	3,496	922	2006		Up to 40 years
	49	1,739	186,773	108,826	295,599	113,543

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)(2)	Accumulated depreciation at close of current period(1)(2)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$5,533	$6,188	$1,339	Various	Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	336	502	202	1998	Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	757	901	302	1995	Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	884	13,657	516	2012	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	7,563	9,431	1,308	Various	Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	(3,495)	20,583	601	2014	Up to 40 years
El Taqueral 99, Santiago, Chile	2	—	2,629	32,746	35,375	6,738	2006	Up to 40 years
Panamericana Norte 18900, Santiago, Chile	4	—	4,001	14,874	18,875	5,161	2004	Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,034	1,408	807	2002	Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	907	1,812	756	2004	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	3,217	6,754	1,692	2004	Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	3,906	6,110	4,099	2002	Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	11,825	19,369	4,940	2007	Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	5	1,502	1,549	3,641	5,190	1,080	2013	Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	5,814	9,926	4,148	Various	Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	15,747	23,926	4,132	2010	Up to 40 years
	29	1,502	74,718	105,289	180,007	37,821
Asia Pacific
8-12 Whitestone Drive, Austins Ferry, Australia	2	—	681	3,001	3,682	579	Various	Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	77	1,167	20	2015	Up to 40 years
Warehouse No 4, Shanghai, China	1	—	1,530	716	2,246	118	2013	Up to 40 years
	4	—	3,301	3,794	7,095	717
Total	277	$3,241	$1,210,180	$994,808	$2,204,988	$745,186
__________________________________________________________

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 860 leased facilities in our real estate portfolio. In addition, the above information does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

(2)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(3)	Date of construction or acquired represents the date we constructed the facility, acquired the facility through purchase or acquisition.

(4)	This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2015
(Dollars in thousands)
The change in gross carrying amount of real estate owned for the years ended December 31, 2014 and 2015 is as follows:

	Year Ended December 31,
	2014	2015

Gross amount at beginning of period	$1,949,073	$2,019,585
Additions during period:
Acquisitions(1)	—	33,180
Discretionary capital projects	119,654	136,398
Other adjustments(2)	—	101,386
Foreign currency translation fluctuations	(36,324)	(85,092)
	83,330	185,872
Deductions during period:
Cost of real estate sold or disposed	(12,818)	(469)
Gross amount at end of period	$2,019,585	$2,204,988
_______________________________________________________________________________

(1)	Includes acquisition of sites through business combinations and purchase accounting adjustments.
(2) Includes costs associated with real estate we acquired which primarily includes building improvements and racking, which were previously subject to leases.
The change in accumulated depreciation amount of real estate owned for the years ended December 31, 2014 and 2015 is as follows:

	Year Ended December 31,
	2014	2015

Gross amount of accumulated depreciation at beginning of period	$592,329	$648,734
Additions during period:
Depreciation	66,617	77,976
Other adjustments(1)	—	39,937
Foreign currency translation fluctuations	(6,547)	(21,310)
	60,070	96,603
Deductions during period:
Amount of accumulated depreciation for real estate assets sold or disposed	(3,665)	(151)
Gross amount of end of period	$648,734	$745,186
_______________________________________________________________________________

(1)	Includes accumulated depreciation associated with building improvements and racking, which were previously subject to leases.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY
Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
William L. Meaney

/s/ RODERICK DAY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Roderick Day

/s/ JENNIFER M. ALLERTON	Director	February 26, 2016
Jennifer M. Allerton

/s/ TED R. ANTENUCCI	Director	February 26, 2016
Ted R. Antenucci

/s/ PAMELA M. ARWAY	Director	February 26, 2016
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 26, 2016
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 26, 2016
Kent P. Dauten

/s/ PAUL F. DENINGER	Director	February 26, 2016
Paul F. Deninger

Name	Title	Date
/s/ PER-KRISTIAN HALVORSEN	Director	February 26, 2016
Per-Kristian Halvorsen

/s/ WALTER C. RAKOWICH	Director	February 26, 2016
Walter. C. Rakowich

/s/ ALFRED J. VERRECCHIA	Director	February 26, 2016
Alfred J. Verrecchia

INDEX TO EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item
2.1	Scheme Implementation Deed, dated as of June 8, 2015, between the Company and Recall Holdings Limited. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2015.)
2.2
Amendment to Scheme Implementation Deed, dated as of October 13, 2015, between the Company and Recall Holdings Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

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

3.2	Certificate of Merger, filed by the Company, effective as of January 20, 2015. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)
3.3	Bylaws of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)
4.1
Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 29, 2011.)

4.2
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5 3/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 10, 2012.)

4.3
Third Supplemental Indenture, dated as of January 20, 2015, to Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Company’s predecessor immediately prior to its conversion to a REIT (the “Predecessor Registrant”), the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.4
Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013.)

4.5
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6% Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013.)

4.6
Second Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of August 13, 2013, among the Company, the Predecessor Registrant, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.7
Senior Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013.)

4.8
First Supplemental Indenture, dated as of August 13, 2013, among Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% CAD Senior Notes due 2021. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013.)

4.9
Second Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of August 13, 2013, among the Company, the Predecessor Registrant, Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

Exhibit	Item
4.10
Senior Indenture, dated as of September 18, 2014, among Iron Mountain Europe PLC, the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 22, 2014.)

4.11
First Supplemental Indenture, dated as of January 20, 2015, to Senior Indenture, dated as of September 18, 2014, among the Company, the Predecessor Registrant, Iron Mountain Europe PLC, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as Paying Agent, Registrar and Transfer Agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.12
Senior Indenture, dated as of September 29, 2015, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 29, 2015.)

4.13
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

10.1
2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007, File Number 001-13045.)

10.2
First Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, File Number 001-13045.)

10.3
Third Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.4
Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)

10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000, File Number 001-13045.)
10.6	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008, File Number 001-13045.)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999, File Number 001-13045.)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002, File Number 001-13045.)
10.9
Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008, File Number 001-13045.)

10.10
Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008, File Number 001-13045.)

10.11	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 4, 2010, File Number 001-13045.)
10.12	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)
10.13
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain REIT, Inc. Registration Statement on Form S-4, filed with the SEC on November 12, 2014, File No. 333-197819.)

10.14
Form of Iron Mountain Incorporated Amended and Restated Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.15
Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

Exhibit	Item
10.16
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.17
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.18
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.19
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.20
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.21
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, File Number 001-13045.)

10.22
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2B). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013.)

10.23
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013.)

10.24
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 20). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013.)

10.25
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 21). (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 19, 2014.)

10.26
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.27
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.28
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.29
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.30
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.31
Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

10.32	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 5, 2005, File Number 001-13045.)
10.33
Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 4, 2010, File Number 001-13045.)

10.34	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 1, 2006, File Number 001-13045.)
10.35
Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 4, 2010, File Number 001-13045.)

10.36
Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 30, 2009, File Number 001-13045.)

Exhibit	Item
10.37
Addendum, dated March 19, 2012, to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)

10.38
Addendum, dated February 27, 2015, to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, as amended March 19, 2012, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015.)

10.39	Third Amended and Restated Employment Contract between Iron Mountain BPM International Sarl and Marc Duale, dated February 24, 2016. (#) (Filed herewith.)
10.40	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.41	Employment Offer Letter, dated April 10, 2014, from the Company to Roderick Day. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)
10.42
Contract of Employment with Iron Mountain, between Roderick Day and Iron Mountain (UK) Ltd., dated as of November 1, 2009. (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.43	Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Filed herewith.)
10.44	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.45	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007, File Number 001-13045.)
10.46	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.47	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.48	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.49	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.50	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.51
Credit Agreement, dated as of June 27, 2011, as amended and restated as of July 2, 2015, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 2, 2015.)

12	Statement re: Computation of Ratios. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)

Exhibit	Item
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated’s Annual Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)