Form 10-Q
period 2016-03-31
IRON MOUNTAIN INC
filed 2016-04-28
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at April 22, 2016: 211,952,148

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2015	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$128,381	$117,945
Accounts receivable (less allowances of $31,447 and $28,683 as of December 31, 2015 and March 31, 2016, respectively)	564,401	574,717
Deferred income taxes	22,179	22,261
Prepaid expenses and other	142,951	116,973
Total Current Assets	857,912	831,896
Property, Plant and Equipment:
Property, plant and equipment	4,744,236	4,865,424
Less—Accumulated depreciation	(2,247,078)	(2,326,120)
Property, Plant and Equipment, net	2,497,158	2,539,304
Other Assets, net:
Goodwill	2,360,978	2,400,719
Customer relationships and customer inducements	603,314	618,339
Other	31,225	32,051
Total Other Assets, net	2,995,517	3,051,109
Total Assets	$6,350,587	$6,422,309
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$88,068	$89,974
Accounts payable	219,590	180,259
Accrued expenses	351,061	297,169
Deferred revenue	183,112	181,091
Total Current Liabilities	841,831	748,493
Long-term Debt, net of current portion	4,757,610	4,931,296
Other Long-term Liabilities	71,844	74,356
Deferred Rent	95,693	96,079
Deferred Income Taxes	55,002	50,941
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 211,340,296 shares and 211,892,754 shares as of December 31, 2015 and March 31, 2016, respectively)	2,113	2,119
Additional paid-in capital	1,623,863	1,628,971
(Distributions in excess of earnings) Earnings in excess of distributions	(942,218)	(982,532)
Accumulated other comprehensive items, net	(174,917)	(152,160)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	496,398
Noncontrolling Interests	19,766	24,746
Total Equity	528,607	521,144
Total Liabilities and Equity	$6,350,587	$6,422,309
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenues:
Storage rental	$458,872	$461,211
Service	290,414	289,479
Total Revenues	749,286	750,690
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	321,654	326,105
Selling, general and administrative	196,414	207,766
Depreciation and amortization	85,951	87,204
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	333	(451)
Total Operating Expenses	604,352	620,624
Operating Income (Loss)	144,934	130,066
Interest Expense, Net (includes Interest Income of $814 and $1,287 for the three months ended March 31, 2015 and 2016, respectively)	64,898	67,062
Other Expense (Income), Net	22,349	(11,937)
Income (Loss) Before Provision (Benefit) for Income Taxes	57,687	74,941
Provision (Benefit) for Income Taxes	15,948	11,900
Net Income (Loss)	41,739	63,041
Less: Net Income (Loss) Attributable to Noncontrolling Interests	643	267
Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,096	$62,774
Earnings (Losses) per Share—Basic:
Net Income (Loss)	$0.20	$0.30
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.20	$0.30
Earnings (Losses) per Share—Diluted:
Net Income (Loss)	$0.20	$0.30
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.19	$0.30
Weighted Average Common Shares Outstanding—Basic	210,237	211,526
Weighted Average Common Shares Outstanding—Diluted	212,249	212,471
Dividends Declared per Common Share	$0.4747	$0.4853
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2016
Net Income (Loss)	$41,739	$63,041
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(56,175)	23,978
Market Value Adjustments for Securities	23	(734)
Total Other Comprehensive (Loss) Income	(56,152)	23,244
Comprehensive (Loss) Income	(14,413)	86,285
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	542	754
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(14,955)	$85,531

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $231	1,994	708,425	7	1,987	—	—	—
Parent cash dividends declared	(100,539)	—	—	—	(100,539)	—	—
Currency translation adjustment	(56,175)	—	—	—	—	(56,074)	(101)
Market value adjustments for securities	23	—	—	—	—	23	—
Net income (loss)	41,739	—	—	—	41,096	—	643
Noncontrolling interests dividends	(495)	—	—	—	—	—	(495)
Balance, March 31, 2015	$756,502	210,527,237	$2,105	$1,590,828	$(718,996)	$(131,082)	$13,647

		Iron Mountain Incorporated Stockholders' Equity

						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax deficiency of $348	5,114	552,458	6	5,108	—	—	—
Parent cash dividends declared	(103,088)	—	—	—	(103,088)	—	—
Currency translation adjustment	23,978	—	—	—	—	23,491	487
Market value adjustments for securities	(734)	—	—	—	—	(734)	—
Net income (loss)	63,041	—	—	—	62,774	—	267
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299
Noncontrolling interests dividends	(579)	—	—	—	—	—	(579)
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506
Balance, March 31, 2016	$521,144	211,892,754	$2,119	$1,628,971	$(982,532)	$(152,160)	$24,746

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2016
Cash Flows from Operating Activities:
Net income (loss)	$41,739	$63,041
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	74,791	75,390
Amortization (includes deferred financing costs and bond discount of $2,092 and $2,749, for the three months ended March 31, 2015 and 2016, respectively)	13,252	14,563
Stock-based compensation expense	6,856	6,885
(Benefit) Provision for deferred income taxes	(3,273)	(6,012)
Loss (Gain) on disposal/write-down of property, plant and equipment, net (including real estate)	333	(451)
Foreign currency transactions and other, net	7,241	(8,534)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	3,437	(8,151)
Prepaid expenses and other	1,964	30,297
Accounts payable	(17,995)	(30,934)
Accrued expenses and deferred revenue	(121,462)	(55,494)
Other assets and long-term liabilities	(1,371)	518
Cash Flows from Operating Activities	5,512	81,118
Cash Flows from Investing Activities:
Capital expenditures	(74,776)	(80,852)
Cash paid for acquisitions, net of cash acquired	(6,431)	(19,340)
Decrease in restricted cash	13,860	—
Acquisition of customer relationships	(4,862)	(6,132)
Customer inducements	(4,381)	(1,126)
Proceeds from sales of property and equipment and other, net (including real estate)	410	169
Cash Flows from Investing Activities	(76,180)	(107,281)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,282,261)	(2,384,215)
Proceeds from revolving credit and term loan facilities and other debt	2,450,403	2,509,845
Debt financing and equity contribution from noncontrolling interests	—	1,299
Debt repayment and equity distribution to noncontrolling interests	(388)	(414)
Parent cash dividends	(102,539)	(104,931)
Net proceeds (payments) associated with employee stock-based awards	4,364	(1,975)
Excess tax benefit (deficiency) from stock-based compensation	231	(348)
Payment of debt financing and stock issuance costs	(947)	—
Cash Flows from Financing Activities	68,863	19,261
Effect of Exchange Rates on Cash and Cash Equivalents	(4,523)	(3,534)
(Decrease) Increase in Cash and Cash Equivalents	(6,328)	(10,436)
Cash and Cash Equivalents, Beginning of Period	125,933	128,381
Cash and Cash Equivalents, End of Period	$119,605	$117,945
Supplemental Information:
Cash Paid for Interest	$90,339	$83,942
Cash Paid (Refund Received) for Income Taxes, net	$10,560	$(3,211)
Non-Cash Investing and Financing Activities:
Capital Leases	$4,589	$18,005
Accrued Capital Expenditures	$44,335	$42,205
Dividends Payable	$4,183	$3,736

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") store records, primarily physical records and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America, Asia Pacific and Africa. We have a diversified customer base consisting of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 (our "Annual Report").
We have been organized and operating as a real estate investment trust for federal income tax purposes ("REIT") effective for our taxable year beginning January 1, 2014.
(2) Summary of Significant Accounting Policies
This Note 2 to Notes to Consolidated Financial Statements provides information and disclosure regarding certain of our significant accounting policies and should be read in conjunction with Note 2 to Notes to Consolidated Financial Statements included in our Annual Report, which may provide additional information with regard to the accounting policies set forth herein and other of our significant accounting policies.
a. Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Switzerland, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (2) borrowings in certain foreign currencies under our revolving credit facility and (3) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations.
Total loss (gain) on foreign currency transactions for the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Total loss (gain) on foreign currency transactions	$22,266	$(12,542)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2015 and concluded there was no impairment of goodwill at such date. As of December 31, 2015 and March 31, 2016, no factors were identified that would alter our October 1, 2015 goodwill analysis. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Refer to our Annual Report for information regarding the composition of our reporting units as of December 31, 2015. The carrying value of goodwill, net for each of our reporting units as of December 31, 2015 was as follows:

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of March 31, 2016 is as follows:

Carrying Value as of March 31, 2016
North American Records and Information Management	$1,351,471
North American Secure Shredding	73,502
North American Data Management	372,264
Adjacent Businesses - Data Centers	—
Adjacent Businesses - Consumer Storage	4,636
Adjacent Businesses - Fine Arts	22,696
UKI	254,688
Continental Western Europe	67,777
Emerging Markets - Europe(1)	94,451
Latin America	84,178
Australia	50,328
Southeast Asia	5,705
Africa and India(2)	19,023
Total	$2,400,719
_______________________________________________________________________________

(1)	Included in this reporting unit at March 31, 2016 is the goodwill associated with our March 2016 acquisition of Archyvu Sistemos as more fully described in Note 4.

(2)	Included in this reporting unit at March 31, 2016 is the goodwill associated with our March 2016 acquisition of Docufile Holdings Proprietary Limited as more fully described in Note 4.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2016 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2015	$1,620,425	$423,606	$381,149	$225,626	$26,186	$2,676,992
Deductible goodwill acquired during the year	—	—	—	—	—	—
Non-deductible goodwill acquired during the year	—	—	—	15,729	—	15,729
Fair value and other adjustments(1)	(175)	—	—	(133)	1,146	838
Currency effects	9,868	2,473	(1,277)	12,593	—	23,657
Gross Balance as of March 31, 2016	$1,630,118	$426,079	$379,872	$253,815	$27,332	$2,717,216
Accumulated Amortization Balance as of December 31, 2015	$204,681	$53,699	$57,505	$129	$—	$316,014
Currency effects	464	116	(98)	1	—	483
Accumulated Amortization Balance as of March 31, 2016	$205,145	$53,815	$57,407	$130	$—	$316,497
Net Balance as of December 31, 2015	$1,415,744	$369,907	$323,644	$225,497	$26,186	$2,360,978
Net Balance as of March 31, 2016	$1,424,973	$372,264	$322,465	$253,685	$27,332	$2,400,719
Accumulated Goodwill Impairment Balance as of December 31, 2015	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of March 31, 2016	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include net adjustments of $1,020 related to property, plant and equipment and customer relationships and acquisition costs, partially offset by $182 of cash received related to certain acquisitions completed in 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived intangible assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years. The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation charges ("Move Costs"), are amortized over periods ranging from one to 30 years, and are included in the depreciation and amortization line item in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from one to 15 years and are included in the storage and service revenue line items in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from five to 10 years.

The components of our finite-lived intangible assets as of December 31, 2015 and March 31, 2016 are as follows:

	December 31, 2015			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$937,174	$(333,860)	$603,314	$969,963	$(351,624)	$618,339
Core Technology(1)	3,370	(3,370)	—	3,442	(3,442)	—
Trademarks and Non-Compete Agreements(1)	7,741	(4,955)	2,786	8,122	(5,367)	2,755
Total	$948,285	$(342,185)	$606,100	$981,527	$(360,433)	$621,094
_______________________________________________________________________________

(1)	Included in Other, a component of Other Assets, net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with finite-lived intangible assets and deferred financing costs for the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Amortization expense associated with finite-lived intangible assets and deferred financing costs	$13,252	$14,563

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

c.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016 was $6,856 ($4,946 after tax or $0.02 per basic and diluted share) and $6,885 ($4,914 after tax or $0.02 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2015	2016
Cost of sales (excluding depreciation and amortization)	$45	$27
Selling, general and administrative expenses	6,811	6,858
Total stock-based compensation	$6,856	$6,885
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacts reported operating cash flows and reported financing cash flows. As a result, net financing cash flows included $231 and $(348) for the three months ended March 31, 2015 and 2016, respectively, from the benefit (deficiency) of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
A summary of our options outstanding by vesting terms is as follows:

	March 31, 2016
	Options Outstanding	% of Options Outstanding
Three-year vesting period (ten year contractual life)	3,269,375	67.0%
Five-year vesting period (ten year contractual life)	1,339,548	27.4%
Ten-year vesting period (12 year contractual life)	271,138	5.6%
	4,880,061

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the three months ended March 31, 2015 and 2016 was $4.99 and $2.49 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective period are as follows:

	Three Months Ended March 31,
Weighted Average Assumptions	2015	2016
Expected volatility	28.6%	27.2%
Risk-free interest rate	1.71%	1.32%
Expected dividend yield	5%	7%
Expected life	5.5 years	5.6 years
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
A summary of option activity for the three months ended March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2015	3,688,814	$27.79
Granted	1,408,788	33.88
Exercised	(199,258)	22.51
Forfeited	(10,526)	34.16
Expired	(7,757)	26.88
Outstanding at March 31, 2016	4,880,061	$29.75	6.74	$29,299
Options exercisable at March 31, 2016	2,693,160	$25.27	4.58	$25,520
Options expected to vest	2,009,861	$35.28	9.39	$3,498
The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Aggregate intrinsic value of stock options exercised	$4,167	$1,433
Restricted Stock Units
Under our various equity compensation plans, we may also grant RSUs. Our RSUs generally have a vesting period of between three and five years from the date of grant. However, RSUs granted to our non-employee directors in 2015 and thereafter vest immediately upon grant.
All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. The fair value of RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the three months ended March 31, 2015 and 2016 are as follows:

	Three Months Ended March 31,
	2015	2016
Cash dividends accrued on RSUs	$670	$631
Cash dividends paid on RSUs	1,729	1,635
The fair value of RSUs vested during the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Fair value of RSUs vested	$15,584	$14,978
A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,217,597	$33.68
Granted	550,285	30.71
Vested	(447,641)	33.46
Forfeited	(20,230)	35.33
Non-vested at March 31, 2016	1,300,011	$32.47
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue or revenue growth and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the Standard & Poor's 500 Index rather than the revenue growth and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award.
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. PUs awarded to employees who terminate their employment during the three-year performance period and on or after attaining age 55 and completing 10 years of qualifying service are eligible for pro-rated vesting, subject to the actual achievement against the predefined targets as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the three-year performance period.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on PUs for the three months ended March 31, 2015 and 2016 are as follows:

	Three Months Ended March 31,
	2015	2016
Cash dividends accrued on PUs	$211	$262
Cash dividends paid on PUs	1,015	645
During the three months ended March 31, 2016, we issued 220,864 PUs. The majority of our PUs are earned based on our performance against revenue or revenue growth and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of March 31, 2016, we expected 0%, 100% and 100% achievement of the predefined revenue, revenue growth and ROIC targets associated with the awards of PUs made in 2014, 2015 and 2016, respectively.
The fair value of earned PUs that vested during the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Fair value of earned PUs that vested	$2,063	$4,081
A summary of PU activity for the three months ended March 31, 2016 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	520,764	(86,959)	433,805	$34.11
Granted	220,864	—	220,864	35.09
Vested	(112,581)	—	(112,581)	36.25
Forfeited/Performance or Market Conditions Not Achieved	(2,106)	(34,079)	(36,185)	44.36
Non-vested at March 31, 2016	626,941	(121,038)	505,903	$33.33
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either (a) the final performance criteria or market condition achievement at the end of the performance period of such PUs or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. As of March 31, 2016, we had 838,429 shares available under the ESPP.
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

As of March 31, 2016, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $56,121 and is expected to be recognized over a weighted-average period of 2.3 years.
We generally issue shares of our common stock for the exercises of stock options, RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
d.    Income (Loss) Per Share—Basic and Diluted
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
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2015 and 2016 is as follows:

	Three Months Ended March 31,
	2015	2016
Net income (loss)	$41,739	$63,041
Net income (loss) attributable to Iron Mountain Incorporated	$41,096	$62,774

Weighted-average shares—basic	210,237,000	211,526,000
Effect of dilutive potential stock options	1,223,330	482,388
Effect of dilutive potential RSUs and PUs	788,758	463,053
Weighted-average shares—diluted	212,249,088	212,471,441

Earnings (losses) per share—basic:
Net income (loss)	$0.20	$0.30
Net income (loss) attributable to Iron Mountain Incorporated	$0.20	$0.30

Earnings (losses) per share—diluted:
Net income (loss)	$0.20	$0.30
Net income (loss) attributable to Iron Mountain Incorporated	$0.19	$0.30

Antidilutive stock options, RSUs and PUs, excluded from the calculation	358,233	2,821,795
e.    Income Taxes
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Our effective tax rate for the three months ended March 31, 2015 and 2016 was 27.6% and 15.9% respectively. The primary reconciling item between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2015 was differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 and March 31, 2016 relate to cash and cash equivalents. At December 31, 2015 and March 31, 2016, we had time deposits with four global banks. We consider the global banks to be large, highly-rated investment-grade institutions. As of December 31, 2015 and March 31, 2016, our cash and cash equivalents were $128,381 and $117,945, respectively, including time deposits amounting to $18,645 and $29,611, respectively.
g.    Fair Value Measurements
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and March 31, 2016, respectively, are as follows:

		Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,645	$—		$18,645		$—
Trading Securities	10,371	9,514	(2)	857	(1)	—
Available-for-Sale Securities	624	624	(2)	—		—

		Fair Value Measurements at March 31, 2016 Using
Description	Total Carrying Value at March 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$29,611	$—		$29,611		$—
Trading Securities	9,242	8,760	(2)	482	(1)	—
_______________________________________________________________________________

(1)	Time deposits and certain trading securities are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Available-for-sale securities and certain trading securities are measured at fair value using quoted market prices.
Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2015 and March 31, 2016, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.b, and the assets and liabilities associated with acquisitions, as more fully disclosed in Note 4.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2015 and 2016, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(56,074)	—	(56,074)
Market value adjustment for securities	—	23	23
Total other comprehensive (loss) income	(56,074)	23	(56,051)
Balance as of March 31, 2015	$(132,084)	$1,002	$(131,082)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	23,491	—	23,491
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive income (loss)	23,491	(734)	22,757
Balance as of March 31, 2016	$(152,160)	$—	$(152,160)
i.    Other Expense (Income), Net
Other expense (income), net is as follows:

	Three Months Ended March 31,
	2015	2016
Foreign currency transaction losses (gains), net	$22,266	$(12,542)
Other, net	83	605
	$22,349	$(11,937)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j.    Property, Plant and Equipment and Long-Lived Assets
During the three months ended March 31, 2015 and 2016, we capitalized $6,040 and $3,403 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net for the three months ended March 31, 2015 was $333, which was primarily associated with the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three months ended March 31, 2016 was $451, which was primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.
k.    New Accounting Pronouncements
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. We adopted ASU 2015-02 on January 1, 2016. The adoption of ASU 2015-02 did not impact our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU No. 2015-17 eliminates the requirement for reporting entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, reporting entities will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2015-17 will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement for a reporting entity to apply the equity method of accounting retrospectively when they obtain significant influence over a previously held investment. Furthermore, under ASU 2016-07, for any available-for-sale securities that become eligible for the equity method of accounting, the unrealized gain or loss recorded within other comprehensive income (loss) associated with the securities should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. We adopted ASU 2016-07 on April 1, 2016. The adoption of ASU 2016-07 will not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
(3) Derivative Instruments and Hedging Activities
Historically, we have entered into separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2015 and March 31, 2016, however, we had no forward contracts outstanding.
Net cash payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three months ended March 31, 2015 and 2016 are as follows:

	Three Months Ended March 31,
	2015	2016
Net cash payments	$16,820	$—

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

Losses for our derivative instruments for the three months ended March 31, 2015 and 2016 are as follows:

		Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	2015	2016
Foreign exchange contracts	Other expense (income), net	$28,533	$—
Total		$28,533	$—

We have designated a portion of our previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2015 and 2016, we designated, on average, 36,000 and 30,218 Euros, respectively, of the previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended March 31,
	2015	2016
Foreign exchange gains (losses)	$4,930	$(1,342)
Less: Tax expense (benefit) on foreign exchange gains (losses)	—	—
Foreign exchange gains (losses), net of tax	$4,930	$(1,342)
As of March 31, 2016, cumulative net gains of $15,754, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods are not presented due to the insignificant impact of the 2015 and 2016 acquisitions on our consolidated results of operations.

In March 2016, we acquired a controlling interest in Docufile Holdings Proprietary Limited ("Docufile"), a storage and records management company with operations in South Africa, for approximately $15,000. The acquisition of Docufile represents our entrance into Africa.

In March 2016, in order to expand our presence in the Baltic region, we acquired the stock of Archyvu Sistemos, a storage and records management company with operations in Lithuania, Latvia and Estonia, for approximately $5,100.

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for these acquisitions is as follows:

Cash Paid (gross of cash acquired)(1)	$20,089
Fair value of Noncontrolling Interests	3,506
Total Consideration	23,595
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	3,239
Property, Plant and Equipment(2)	5,630
Customer Relationship Intangible Assets(3)	9,234
Liabilities Assumed and Deferred Income Taxes(4)	(10,237)
Total Fair Value of Identifiable Net Assets Acquired	7,866
Goodwill Initially Recorded	$15,729
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 is net cash acquired of $567 and other payments received of $182 related to acquisitions made in previous years.

(2)	Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2016 was 10 years.

(4)	Consists primarily of debt assumed, accrued expenses and deferred income taxes.

Allocations of the purchase price paid for certain acquisitions made in 2016 were based on estimates of the fair value of net assets acquired and are subject to adjustment as additional information becomes available to us. We are not aware of any information that would indicate that the final purchase price allocations for these 2016 acquisitions will differ meaningfully from preliminary estimates. The purchase price allocations of these 2016 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

Pending Recall Acquisition

On June 8, 2015, we entered into a binding Scheme Implementation Deed, as amended (the “Recall Agreement”), with Recall Holdings Limited (“Recall”) to acquire Recall (the “Recall Transaction”) by way of a recommended court approved Scheme of Arrangement (the “Scheme”). On April 21, 2016, the Scheme was approved by the Federal Court of Australia and registered with the Australian Securities and Investments Commission. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225,000 Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. The deadline for making a Cash Election has passed, and a sufficient number of Recall shareholders have elected the Cash Election such that we will pay the Cash Election Cap. Therefore, upon closing of the Recall Transaction, we expect to issue approximately 50,700,000 shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of April 27, 2016, pay approximately US$336,000 to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of April 27, 2016, would result in a total purchase price to Recall shareholders of approximately
US$2,163,000. Closing of the Recall Transaction (which is commonly referred to as the "Implementation of the Scheme" in Australia) was subject to customary closing conditions, all of which were satisfied or waived as of the date of filing of this Quarterly Report on Form 10-Q. Accordingly, we expect to close the Recall Transaction on May 2, 2016.
Regulatory Approvals
In connection with the Scheme, we sought regulatory approval of the Recall Transaction from the Australian Competition and Consumer Commission (the “ACCC”), the United States Department of Justice (the “DOJ”), the Canada Competition Bureau (the “CCB”), and the United Kingdom Competition and Markets Authority (the “CMA”).
In March 2016, (i) the DOJ announced its approval of the Recall Transaction, on the basis that we will make certain divestments following the closing of the Recall Transaction; (ii) the ACCC announced that it will not oppose the Scheme, after accepting an undertaking from us pursuant to section 87B of the Australian Competition and Consumer Act 2010 (Cth) (the “ACCC Undertaking”); and (iii) the CCB announced that it has approved the Recall Transaction on the basis of the registration of a Consent Agreement with us pursuant to sections 92 and 105 of the Competition Act (R.S.C., 1985, c. C-34) (the “CCB Consent Agreement”).

On January 14, 2016, the CMA referred the Recall Transaction for further investigation and report by a group of CMA panel members. The investigation and report would, among other things, determine whether the Recall Transaction may be expected to result in a substantial lessening of competition within the relevant United Kingdom markets (the “CMA Review”). The statutory deadline for completion of the CMA Review is June 29, 2016, with the provisional findings due in late April 2016. On March 30, 2016, the CMA announced its conditional consent for the Recall Transaction prior to the CMA’s issuance of its final decision following the CMA Review (the "CMA Consent").

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

Divestments & Management Pending Sale

a.	United States

The DOJ’s approval of the Recall Transaction is subject to the following divestments being made by the combined company following the closing of the Recall Transaction:

•
Recall’s records and information management facilities, including all associated tangible and intangible assets, in the following 13 United States cities: Buffalo, New York; Charlotte, North Carolina; Detroit, Michigan; Durham, North Carolina; Greenville/Spartanburg, South Carolina; Kansas City, Kansas/Missouri; Nashville, Tennessee; Pittsburgh, Pennsylvania; Raleigh, North Carolina; Richmond, Virginia; San Antonio, Texas; Tulsa, Oklahoma; and San Diego, California (the “Initial United States Divestments”); and

•
Recall’s records and information management facility in Seattle, Washington and certain of Recall’s records and information management facilities in Atlanta, Georgia, including in each case associated tangible and intangible assets (the “Seattle/Atlanta Divestments”).

The Initial United States Divestments and the Seattle/Atlanta Divestments (or collectively, the “United States Divestments”) will each be affected by way of a sale of the tangible and intangible assets associated with the relevant facilities, which include warehouse space as well as customer contracts.

On March 31, 2016, we and Access CIG, LLC, a privately held provider of information management services throughout the United States ("Access CIG"), entered into an asset purchase agreement, pursuant to which Access CIG has agreed to acquire the Initial United States Divestments for approximately $80,000, subject to adjustments (the "Initial United States Sale").  The Initial United States Sale is subject to customary closing conditions, and is expected to be completed shortly after the closing of the Recall Transaction; though we can provide no assurances that the closing conditions will be satisfied and that the Initial United States Sale will close. In addition, we are in discussions with potential buyers for the Seattle/Atlanta Divestments.

We and Recall have agreed to place the assets and employees subject to the United States Divestments in a hold separate arrangement from the closing of the Recall Transaction until the United States Divestments are completed.

b.	Australia

Pursuant to the ACCC Undertaking, we will divest the majority of our Australian operations as they exist prior to the closing of the Recall Transaction by way of a share sale, which effectively involves the sale of our Australian business other than our data management business throughout Australia and our records and information management business in the Northern Territory of Australia, except in relation to customers who have holdings in other Australian states or territories (the “Australia Divestment Business” and, with respect to the portion of our Australia business that is not subject to divestment, the “Australia Retained Business”). Pursuant to the ACCC Undertaking, we may only sell the Australia Divestment Business to a person who is independent of the combined company and has been approved by the ACCC (the “Approved Purchaser”).

The ACCC Undertaking provides that we will sell the Australia Divestment Business within a set period of time following the closing of the Recall Transaction. If the sale of the Australia Divestment Business is not completed within that period, we must appoint an independent sale agent approved by the ACCC to affect the sale of the Australia Divestment Business. There is no minimum price at which the independent sale agent must sell the Australia Divestment Business.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

From the closing of the Recall Transaction, and until the Australia Divestment Business is sold to the Approved Purchaser, we will be required to preserve the Australia Divestment Business as a separate and independently viable going concern. In addition, from the closing of the Recall Transaction, and until the Australia Divestment Business is sold to the Approved Purchaser, the Australia Divestment Business will be managed by an independent manager selected by us and approved by the ACCC.

c.	Canada

The CCB Consent Agreement will require the combined company to divest the following assets following the closing of the Recall Transaction:

•
Recall’s record and information management facilities, including associated tangible and intangible assets and employees, in Edmonton, Alberta and Montreal (Laval), Quebec and certain of Recall’s record and information management facilities, including all associated tangible and intangible assets and employees, in Calgary, Alberta and Toronto, Ontario, (the “Recall Canadian Divestments”); and

•
One of our records and information management facilities in Vancouver (Burnaby), British Columbia and two of our records and information management facilities in Ottawa, Ontario, including associated tangible and intangible assets and employees (the “Iron Mountain Canadian Divestments”).

The Recall Canadian Divestments and the Iron Mountain Canadian Divestments (or collectively, the “Canadian Divestments”) will be affected by way of a sale of only the tangible and intangible assets associated with the relevant facilities, which include warehouse space as well as customer contracts. Under the CCB Consent Agreement, the assets subject of the Canadian Divestments will be acquired by a single buyer to be approved by the Commissioner of Competition (the “Commissioner”).

Pursuant to the terms of the CCB Consent Agreement, in order to preserve the business of the Canadian Divestments, pending completion of the Canadian Divestments, the combined company must maintain the economic viability and marketability of the business of the Canadian Divestments, and we will be required to hold the Recall Canadian Divestments separate from those of the combined company’s other operations. In addition, the business of the Recall Canadian Divestments will be managed by an independent manager selected by us and approved by the Commissioner.

d.	United Kingdom

The CMA has not yet indicated whether, and if so what, remedies might be appropriate should the outcome of the CMA Review be a decision that the Recall Transaction may be expected to result in a substantial lessening of competition within any of the relevant United Kingdom markets. Under the Enterprise Act 2002 (UK), the CMA has the power to order divestments in the United Kingdom by the combined company as an appropriate remedy. Those divestments may include the sale by the combined company of single facilities, the shares of subsidiaries that operate relevant assets or business units, or entire business units, including all associated assets and employees. The scope of any remedies ordered will depend on the geographic scope of any overlaps between our and Recall’s operations where the CMA considers there will be insufficient competition from third parties.

The final outcome of the CMA Review will not impact our and Recall’s ability to complete the closing of the Recall Transaction, but may impact the combined company’s ongoing operations in the United Kingdom following the closing of the Recall Transaction.

Pursuant to the CMA Consent, we and Recall have agreed to place the entire Recall business located in the United Kingdom in a hold separate arrangement from or prior to the closing of the Recall Transaction until the conclusion of the CMA Review (currently anticipated for June 29, 2016) and any subsequent period that might be required for the final implementation of any remedies that may be ordered by the CMA (the “Hold Separate Period”).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

 Pursuant to the CMA Consent, during the Hold Separate Period, we and Recall have agreed to preserve Recall’s entire United Kingdom business as a separate and independent viable going concern, and to keep Recall’s entire United Kingdom business operationally and financially separate from our business as it existed prior to the closing of the Recall Transaction.

Held for Sale & Discontinued Operations

As of March 31, 2016, the assets and liabilities that comprised the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) did not meet the criteria for classification as held for sale. Based on the most current information available, we do not anticipate recognizing a significant gain or loss upon the closing of the sale of the Iron Mountain Divestments. Additionally, we do not anticipate that the Iron Mountain Divestments will meet the criteria to be reported as discontinued operations. We will determine whether the United States Divestments, the Recall Canadian Divestments, as well as any potential divestments that may be required in the United Kingdom based upon the outcome of the CMA Review (the “Recall & UK Divestments”) should be classified as discontinued operations based on whether or not the Recall & UK Divestments meet the criteria to be classified as held for sale as of the closing date of the Recall Transaction (or within a short period of time thereafter).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2015
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028	$784,438
Term Loan(1)	243,750	—	243,750	243,750
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(4)	1,000,000	(16,124)	983,876	1,052,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(5)	144,190	(1,924)	142,266	147,074
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(4)(6)	592,140	(8,757)	583,383	606,944
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	(8,420)	591,580	618,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	(11,902)	988,098	961,200
Real Estate Mortgages, Capital Leases and Other(7)	333,559	(1,070)	332,489	333,559
Accounts Receivable Securitization Program(8)	205,900	(692)	205,208	205,900
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610

	March 31, 2016
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$929,134	$(8,753)	$920,381	$929,134
Term Loan(1)	240,625	—	240,625	240,625
6% Notes due 2020(2)(3)(4)	1,000,000	(15,276)	984,724	1,055,000
CAD Notes(2)(5)	154,230	(1,968)	152,262	158,086
GBP Notes(2)(4)(6)	574,760	(8,183)	566,577	582,462
6% Notes due 2023(2)(3)	600,000	(8,146)	591,854	633,000
5 3/4% Notes(2)(3)	1,000,000	(11,559)	988,441	1,028,700
Real Estate Mortgages, Capital Leases and Other(7)	356,038	(1,017)	355,021	356,038
Accounts Receivable Securitization Program(8)	222,000	(615)	221,385	222,000
Total Long-term Debt	5,076,787	(55,517)	5,021,270
Less Current Portion	(89,974)	—	(89,974)
Long-term Debt, Net of Current Portion	$4,986,813	$(55,517)	$4,931,296
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.g.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2015 and March 31, 2016, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.g.) of these debt instruments are based on quoted market prices for these notes on December 31, 2015 and March 31, 2016, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME"), the Special Purpose Subsidiaries (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 6.

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

(5)
Canada Company is the direct obligor on the CAD Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6.

(6)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6.

(7)	We believe the fair value (Level 3 of fair value hierarchy described at Note 2.g.) of this debt approximates its carrying value.

(8)	The Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.g.) of this debt approximates its carrying value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

a. Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan").
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
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of March 31, 2016, we had $929,134 and $240,625 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $929,134 of outstanding borrowings under the Revolving Credit Facility, $583,000 was denominated in United States dollars, 172,000 was denominated in Canadian dollars, 139,650 was denominated in Euros and 71,600 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $38,331. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2016, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $532,535 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of March 31, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 4.8% as of March 31, 2016 and the interest rate in effect under the Term Loan as of March 31, 2016 was 2.7%.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and March 31, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and March 31, 2016, respectively, are as follows:

	December 31, 2015	March 31, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.8	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.6	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.5	Minimum allowable of 1.5

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only is applicable when our net total lease adjusted leverage ratio exceeds 6.0 as measured as of the end of the most recently completed fiscal quarter.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the three months ended March 31, 2015 and 2016 are as follows:

	Three Months Ended March 31,
	2015	2016
Commitment fees and letters of credit fees	$867	$685
b. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. Iron Mountain Information Management, LLC retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of March 31, 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $222,000. The interest rate in effect under the Accounts Receivable Securitization Program was 1.3% as of March 31, 2016. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2015 and March 31, 2016 and for the three months ended March 31, 2015 and 2016 and are prepared on the same basis as the consolidated financial statements.
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
In the normal course of business, we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor, Canada Company or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below Consolidated Balance Sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below Consolidated Statements of Operations and Comprehensive (Loss) Income with respect to the relevant Parent, Guarantors, Canada Company, Non-Guarantors and Eliminations columns also would change.

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$554	$3,570	$3,983	$109,838	$—	$117,945
Accounts receivable	—	9,481	30,627	534,609	—	574,717
Intercompany receivable	—	1,163,774	—	—	(1,163,774)	—
Other current assets	1,755	63,762	2,873	70,873	(29)	139,234
Total Current Assets	2,309	1,240,587	37,483	715,320	(1,163,803)	831,896
Property, Plant and Equipment, Net	617	1,615,683	144,400	778,604	—	2,539,304
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	3,329,498	1,000	—	—	(3,330,498)	—
Investment in subsidiaries	853,087	513,389	31,083	7,329	(1,404,888)	—
Goodwill	—	1,617,970	163,498	619,251	—	2,400,719
Other	—	391,495	24,080	234,815	—	650,390
Total Other Assets, Net	4,182,585	2,523,854	218,661	861,395	(4,735,386)	3,051,109
Total Assets	$4,185,511	$5,380,124	$400,544	$2,355,319	$(5,899,189)	$6,422,309
Liabilities and Equity
Intercompany Payable	$1,038,139	$—	$4,656	$120,979	$(1,163,774)	$—
Current Portion of Long-Term Debt	—	38,887	—	51,116	(29)	89,974
Total Other Current Liabilities	46,344	397,180	24,700	190,295	—	658,519
Long-Term Debt, net of current portion	2,603,630	764,668	290,847	1,272,151	—	4,931,296
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	3,329,498	—	—	(3,330,498)	—
Other Long-term Liabilities	—	98,954	41,929	80,493	—	221,376
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	496,398	750,937	38,412	615,539	(1,404,888)	496,398
Noncontrolling Interests	—	—	—	24,746	—	24,746
Total Equity	496,398	750,937	38,412	640,285	(1,404,888)	521,144
Total Liabilities and Equity	$4,185,511	$5,380,124	$400,544	$2,355,319	$(5,899,189)	$6,422,309

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$304,592	$30,868	$123,412	$—	$458,872
Service	—	180,865	16,557	92,992	—	290,414
Intercompany service	—	352	—	16,419	(16,771)	—
Total Revenues	—	485,809	47,425	232,823	(16,771)	749,286
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	196,661	7,165	117,828	—	321,654
Selling, general and administrative	73	132,192	4,167	59,982	—	196,414
Intercompany service charges	—	—	16,419	352	(16,771)	—
Depreciation and amortization	46	55,403	3,052	27,450	—	85,951
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	322	—	11	—	333
Total Operating Expenses	119	384,578	30,803	205,623	(16,771)	604,352
Operating (Loss) Income	(119)	101,231	16,622	27,200	—	144,934
Interest Expense (Income), Net	39,170	(6,677)	8,203	24,202	—	64,898
Other (Income) Expense, Net	(2,038)	1,383	(127)	23,131	—	22,349
(Loss) Income Before Provision (Benefit) for Income Taxes	(37,251)	106,525	8,546	(20,133)	—	57,687
Provision (Benefit) for Income Taxes	—	9,702	3,063	3,183	—	15,948
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(78,347)	18,740	(1,059)	(5,483)	66,149	—
Net Income (Loss)	41,096	78,083	6,542	(17,833)	(66,149)	41,739
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	643	—	643
Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,096	$78,083	$6,542	$(18,476)	$(66,149)	$41,096
Net Income (Loss)	$41,096	$78,083	$6,542	$(17,833)	$(66,149)	$41,739
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	4,930	—	(7,940)	(53,165)	—	(56,175)
Market Value Adjustments for Securities	—	23	—	—	—	23
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(60,981)	(60,896)	(3,007)	(7,940)	132,824	—
Total Other Comprehensive (Loss) Income	(56,051)	(60,873)	(10,947)	(61,105)	132,824	(56,152)
Comprehensive (Loss) Income	(14,955)	17,210	(4,405)	(78,938)	66,675	(14,413)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	542	—	542
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(14,955)	$17,210	$(4,405)	$(79,480)	$66,675	$(14,955)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$308,997	$27,605	$124,609	$—	$461,211
Service	—	185,307	14,642	89,530	—	289,479
Intercompany service	—	1,013	—	17,345	(18,358)	—
Total Revenues	—	495,317	42,247	231,484	(18,358)	750,690
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	202,538	6,790	116,777	—	326,105
Selling, general and administrative	72	148,633	3,373	55,688	—	207,766
Intercompany service charges	—	3,354	13,991	1,013	(18,358)	—
Depreciation and amortization	45	56,253	3,079	27,827	—	87,204
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(570)	6	113	—	(451)
Total Operating Expenses	117	410,208	27,239	201,418	(18,358)	620,624
Operating (Loss) Income	(117)	85,109	15,008	30,066	—	130,066
Interest Expense (Income), Net	39,984	(8,530)	10,034	25,574	—	67,062
Other Expense (Income), Net	886	3,482	(20)	(16,285)	—	(11,937)
(Loss) Income Before Provision (Benefit) for Income Taxes	(40,987)	90,157	4,994	20,777	—	74,941
Provision (Benefit) for Income Taxes	—	8,860	1,866	1,174	—	11,900
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(103,761)	(22,930)	(1,371)	(3,128)	131,190	—
Net Income (Loss)	62,774	104,227	4,499	22,731	(131,190)	63,041
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	267	—	267
Net Income (Loss) Attributable to Iron Mountain Incorporated	$62,774	$104,227	$4,499	$22,464	$(131,190)	$62,774
Net Income (Loss)	$62,774	$104,227	$4,499	$22,731	$(131,190)	$63,041
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,342)	—	1,789	23,531	—	23,978
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	24,099	24,099	661	1,789	(50,648)	—
Total Other Comprehensive Income (Loss)	22,757	23,365	2,450	25,320	(50,648)	23,244
Comprehensive Income (Loss)	85,531	127,592	6,949	48,051	(181,838)	86,285
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	754	—	754
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$85,531	$127,592	$6,949	$47,297	$(181,838)	$85,531

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(45,978)	$44,864	$3,636	$2,990	$—	$5,512
Cash Flows from Investing Activities:
Capital expenditures	—	(46,452)	(3,774)	(24,550)	—	(74,776)
Cash paid for acquisitions, net of cash acquired	—	(684)	106	(5,853)	—	(6,431)
Intercompany loans to subsidiaries	132,692	79,946	—	—	(212,638)	—
Investment in subsidiaries	(5,000)	(5,000)	—	—	10,000	—
Increase in restricted cash	13,860	—	—	—	—	13,860
Acquisitions of customer relationships and customer inducements	—	(7,990)	(668)	(585)	—	(9,243)
Proceeds from sales of property and equipment and other, net (including real estate)	—	160	6	244	—	410
Cash Flows from Investing Activities	141,552	19,980	(4,330)	(30,744)	(202,638)	(76,180)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(1,894,836)	(159,145)	(228,280)	—	(2,282,261)
Proceeds from revolving credit and term loan facilities and other debt	—	1,823,900	161,962	464,541	—	2,450,403
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(388)	—	(388)
Intercompany loans from parent	—	4,638	79	(217,355)	212,638	—
Equity contribution from parent	—	5,000	—	5,000	(10,000)	—
Parent cash dividends	(102,539)	—	—	—	—	(102,539)
Net proceeds (payments) associated with employee stock-based awards	4,364	—	—	—	—	4,364
Excess tax benefit (deficiency) from stock-based compensation	231	—	—	—	—	231
Payment of debt financing and stock issuance costs	(29)	(864)	—	(54)	—	(947)
Cash Flows from Financing Activities	(97,973)	(62,162)	2,896	23,464	202,638	68,863
Effect of exchange rates on cash and cash equivalents	—	—	(61)	(4,462)	—	(4,523)
(Decrease) Increase in cash and cash equivalents	(2,399)	2,682	2,141	(8,752)	—	(6,328)
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$—	$7,395	$7,120	$105,090	$—	$119,605

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(48,737)	$120,988	$6,477	$2,390	$—	$81,118
Cash Flows from Investing Activities:
Capital expenditures	—	(60,389)	(1,007)	(19,456)	—	(80,852)
Cash paid for acquisitions, net of cash acquired	—	—	130	(19,470)	—	(19,340)
Intercompany loans to subsidiaries	166,442	31,987	—	—	(198,429)	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(4,733)	—	(2,525)	—	(7,258)
Proceeds from sales of property and equipment and other, net (including real estate)	—	50	—	119	—	169
Cash Flows from Investing Activities	164,857	(34,670)	(877)	(41,332)	(195,259)	(107,281)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(8,463)	(1,422,539)	(383,896)	(569,317)	—	(2,384,215)
Proceeds from revolving credit and term loan facilities and other debt	—	1,500,499	370,816	638,530	—	2,509,845
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	885	—	885
Intercompany loans from parent	—	(168,765)	(1,111)	(28,553)	198,429	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(104,931)	—	—	—	—	(104,931)
Net (payments) proceeds associated with employee stock-based awards	(1,975)	—	—	—	—	(1,975)
Excess tax (deficiency) benefit from stock-based compensation	(348)	—	—	—	—	(348)
Cash Flows from Financing Activities	(115,717)	(89,220)	(14,191)	43,130	195,259	19,261
Effect of exchange rates on cash and cash equivalents	—	—	(608)	(2,926)	—	(3,534)
Increase (Decrease) in cash and cash equivalents	403	(2,902)	(9,199)	1,262	—	(10,436)
Cash and cash equivalents, beginning of period	151	6,472	13,182	108,576	—	128,381
Cash and cash equivalents, end of period	$554	$3,570	$3,983	$109,838	$—	$117,945

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information

During the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment. As a result of this change, previously reported segment information has been restated to conform to the current presentation.
Our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—provides storage and information management services, including the storage of physical records, including media such as microfilm and microfiche, master audio and videotapes, film, X‑rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); and document management solutions("DMS") throughout the United States and Canada; as well as fulfillment services and technology escrow services in the United States.

•
North American Data Management Business—provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; digital content repository systems to house, distribute, and archive key media assets; and storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients, throughout the United States and Canada.

•
Western European Business—provides storage and information management services, including Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Ireland, Austria, Belgium, France, Germany, Netherlands, Spain and Switzerland.

•
Other International Business—provides storage and information management services throughout the remaining European countries in which we operate, Latin America, Asia Pacific and Africa, including Records Management, Data Protection & Recovery and DMS. Our European operations included within the Other International Business segment provide Records Management, Data Protection & Recovery and DMS. Our Latin America operations provide Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide Records Management, Data Protection & Recovery and DMS throughout Australia, with Records Management and Data Protection & Recovery also provided in certain markets in India, Singapore, Hong Kong‑SAR and China. Our African operations provide Records Management and DMS in South Africa.

•
Corporate and Other Business—primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Businesses operating segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock‑based employee compensation expense associated with all Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
As of and for the Three Months Ended March 31, 2015
Total Revenues	$442,687	$97,235	$99,065	$105,738	$4,561	$749,286
Depreciation and Amortization	45,303	5,344	11,281	14,423	9,600	85,951
Depreciation	40,336	5,284	9,828	9,790	9,553	74,791
Amortization	4,967	60	1,453	4,633	47	11,160
Adjusted OIBDA	181,480	51,288	29,032	21,256	(51,838)	231,218
Total Assets (1)(2)	3,623,905	648,507	864,002	933,366	256,613	6,326,393
Expenditures for Segment Assets	42,375	4,949	7,588	22,548	12,990	90,450
Capital Expenditures	33,180	4,907	4,410	19,289	12,990	74,776
Cash Paid for Acquisitions, Net of Cash Acquired	600	(21)	2,819	3,033	—	6,431
Acquisitions of Customer Relationships and Customer Inducements	8,595	63	359	226	—	9,243
As of and for the Three Months Ended March 31, 2016
Total Revenues	444,681	96,343	93,876	101,341	14,449	750,690
Depreciation and Amortization	45,350	5,670	11,251	14,286	10,647	87,204
Depreciation	40,255	5,422	8,671	10,902	10,140	75,390
Amortization	5,095	248	2,580	3,384	507	11,814
Total Assets (1)	3,630,250	640,401	856,595	976,389	318,674	6,422,309
Adjusted OIBDA	176,557	53,460	31,946	21,576	(48,393)	235,146
Expenditures for Segment Assets	46,666	4,827	6,060	32,156	17,741	107,450
Capital Expenditures	42,088	4,827	4,059	12,162	17,716	80,852
Cash Paid for Acquisitions, Net of Cash Acquired	(130)	—	—	19,470	—	19,340
Acquisitions of Customer Relationships and Customer Inducements	4,708	—	2,001	524	25	7,258
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

(2)
During the fourth quarter of 2015, we adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. Total assets as of March 31, 2015 for the Western European Business, Other International Business and Corporate and Other Business segments have been reduced by $9,650, $843, and $34,568, respectively, to reflect the adoption of ASU 2015-03.

The accounting policies of the reportable segments are the same as those described in Note 2 in Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net, costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs") and Recall Costs (as defined below) directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

A reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2015	2016
Adjusted OIBDA	$231,218	$235,146
Less: Depreciation and Amortization	85,951	87,204
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	333	(451)
Recall Costs(1)	—	18,327
Interest Expense, Net	64,898	67,062
Other Expense (Income), Net	22,349	(11,937)
Income (Loss) before Provision (Benefit) for Income Taxes	$57,687	$74,941
_______________________________________________________________________________

(1)
Includes operating expenditures associated with our pending acquisition of Recall, including costs to complete the Recall Transaction, including advisory and professional fees, as well as costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion, system upgrade costs and costs to complete the divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period ("Recall Costs").

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
b. Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We have been sued by five customers. Three of those lawsuits have been settled and two remain pending, including a claim asserted by Azienda per i Transporti Autoferrotranviari del Comune di Roma, S.p.A, seeking 42,600 Euros for the loss of its current and historical archives. We have also received correspondence from other affected customers, including certain customers demanding payment under various theories of liability. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. We sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire. As a result of the sale of the Italian operations, any future statement of operations and cash flow impacts related to the fire will be reflected as discontinued operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies (Continued)

c. Argentina Fire
On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed, and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and do not expect that this event will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2015 and in the first three months of 2016, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 18, 2016	0.4850	March 7, 2016	102,651	March 21, 2016

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Transformation Initiative

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $5,743 for the three months ended March 31, 2016, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Three Months Ended March 31,
	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—
Selling, general and administrative expenses	—	5,743
Total	$—	$5,743

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Three Months Ended March 31,
	2015	2016
North American Records and Information Management Business	$—	$2,289
North American Data Management Business	—	395
Western European Business	—	204
Other International Business	—	—
Corporate and Other Business	—	2,855
Total	$—	$5,743

Through March 31, 2016, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $15,910. As of March 31, 2016, we had accrued $3,174 related to the Transformation Initiative. We expect that this liability will be paid throughout the second and third quarters of 2016.
(11) Subsequent Events
In order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a commitment letter dated April 19, 2016 (the "Commitment Letter") with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which the Lenders have committed to provide us an unsecured bridge term loan facility of up to $850,000 (the "Bridge Facility").
The Bridge Facility will have a maturity date of the earlier of (i) twelve months from the date of first borrowing under the Bridge Facility, which may be extended by one year subject to the payment of an extension fee and meeting certain other conditions and (ii) if the Recall Transaction has not been consummated, July 30, 2016. Borrowings under the Bridge Facility will bear interest at an annual rate equal to, at our option, LIBOR or the applicable base rate plus a margin during the first three months equal to (i) in the case of LIBOR borrowings, 3.25%, or (ii) in the case of applicable base rate borrowings, 2.25%. Thereafter, the margin for each subsequent three month period increases by 0.5% over the applicable margin in effect for the immediately preceding three month period.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Subsequent Events (Continued)

The closing of the Bridge Facility and the availability of the loans thereunder are subject to the satisfaction of certain conditions as provided in the Commitment Letter. The definitive loan documentation for the Bridge Facility will contain certain customary representations and warranties, affirmative, negative and financial covenants and events of default consistent with the terms set forth in the Commitment Letter and otherwise substantially similar to the terms set forth in our Credit Agreement, in all material respects unless otherwise mutually and reasonably agreed.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2016, included herein, and for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2016 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth in volume of records stored with us from existing customers, (3) expected 2016 consolidated revenue internal growth rate and capital expenditures, (4) expected target leverage ratio, (5) pending acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended (the "Recall Agreement"), with Recall (the "Recall Transaction"), including the expected (i) consideration to be paid to Recall shareholders, (ii) closing date of the Recall Transaction, (iii) total cost to close the Recall Transaction and to integrate the combined companies and (iv) proceeds we will receive in relation to the Divestments (as defined below) associated with the Recall Transaction, (6) expected cost savings associated with the Transformation Initiative (as defined below), and (7) the expected borrowings under the Bridge Facility (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to privacy issues, as well as fire and safety standards;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate;

•	our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

•	changes in the amount of our capital expenditures;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States;

•	changes in the valuation of records and information businesses which could impact the proceeds we will receive from the Divestments; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report, as well as our other periodic reports filed with the SEC including under "Risk Factors" in this Quarterly Report and in our Annual Report.
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three month period ended March 31, 2016 within each section.
Pending Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall by way of a recommended court approved Scheme of Arrangement (the “Scheme”). On April 21, 2016, the Scheme was approved by the Federal Court of Australia and registered with the Australian Securities and Investments Commission (“ASIC”). Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Australian dollar equivalent of US$0.50 in cash for each outstanding share of Recall common stock (the “Cash Supplement”) as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) 8.50 Australian dollars less the Australian dollar equivalent of US$0.50 in cash for each Recall share (the “Cash Election”). The Cash Election is subject to a proration mechanism that will cap the total amount of cash paid to Recall shareholders electing the Cash Election at 225.0 million Australian dollars (the “Cash Election Cap”). Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. The deadline for making a Cash Election has passed, and a sufficient number of Recall shareholders have elected the Cash Election such that we will pay the Cash Election Cap. Therefore, upon closing of the Recall Transaction, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of April 27, 2016, pay approximately US$336.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of April 27, 2016, would result in a total purchase price to Recall shareholders of approximately $2,163.0 million. Closing of the Recall Transaction (which is commonly referred to as the "Implementation of the Scheme" in Australia) was subject to customary closing conditions, all of which were satisfied or waived as of the date of filing of this Quarterly Report. Accordingly, we expect to close the Recall Transaction on May 2, 2016. As more fully discussed in Note 4 to Notes to Consolidated Financial Statements in this Quarterly Report, subsequent to the closing of the Recall Transaction, we will need to make certain divestments (the “Divestments”) in order to address competition concerns raised by Australian Competition and Consumer Commission, the United States Department of Justice and the Canada Competition Bureau and that may be raised by the United Kingdom Competition and Markets Authority (the “CMA”) in respect of the Scheme at the conclusion of the CMA’s review of the Recall Transaction.
We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of approximately $80.0 million of costs, including advisory and professional fees, to complete the Recall Transaction ("Recall Deal Close Costs") and approximately $300.0 million of costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion, system upgrade costs and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period ("Recall Integration Costs"). Of these amounts, approximately $47.1 million was incurred through December 31, 2015 ($24.7 million of Recall Deal Close Costs and $22.4 million of Recall Integration Costs), including approximately $47.0 million of operating expenditures and approximately $0.1 million of capital expenditures. Additionally, approximately $18.6 million was incurred during the three months ended March 31, 2016 ($7.3 million of Recall Deal Close Costs and $11.3 million of Recall Integration Costs), including approximately $18.3 million of operating expenditures and approximately $0.3 million of capital expenditures.

Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $5.7 million for the three months ended March 31, 2016, primarily related to employee severance and associated benefits. See Note 10 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on costs related to the Transformation Initiative, including costs recorded by reportable operating segment.
As we quantify incremental costs associated with future Transformation Initiative actions to achieve our $125.0 million cost reduction goal, we will disclose the relevant cost estimates and charges in the period that such actions are approved.
General
During the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment. As a result of this change, previously reported segment information has been restated to conform to the current presentation.
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and technology escrow services that protect and manage source code. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including document management solutions, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; (9) consulting services; and (10) technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records with us, they are less likely than they have been in the past to retrieve records for research purposes, thereby reducing service activity levels.
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

Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, building and leasehold improvements, computer systems hardware and software and buildings. Amortization relates primarily to customer relationship intangible assets and is impacted by the nature and timing of acquisitions.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates.
The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.787	$0.722	(8.3)%
Brazilian real	$0.351	$0.257	(26.8)%
British pound sterling	$1.516	$1.433	(5.5)%
Canadian dollar	$0.807	$0.729	(9.7)%
Euro	$1.127	$1.103	(2.1)%

Non-GAAP Measures
Adjusted OIBDA
Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net, Recall Costs (as defined below) and REIT Costs (as defined below). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs (as defined below); (5) costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs"); (6) other expense (income), net; (7) income (loss) from discontinued operations, net of tax; (8) gain (loss) on sale of discontinued operations, net of tax; and (9) net income (loss) attributable to noncontrolling interests.
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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended March 31,
	2015	2016
Operating Income	$144,934	$130,066
Add: Depreciation and Amortization	85,951	87,204
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	333	(451)
Recall Costs(1)	—	18,327
Adjusted OIBDA	$231,218	$235,146
_______________________________________________________________________________

(1)
Includes operating expenditures associated with our pending acquisition of Recall, including costs to complete the Recall Transaction, including advisory and professional fees, as well as costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion, system upgrade costs and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period ("Recall Costs").

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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2015	2016
Reported EPS—Fully Diluted from Continuing Operations	$0.20	$0.30
Add: Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—
Other Expense (Income), Net	0.11	(0.06)
Recall Costs	—	0.09
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.01	—
Adjusted EPS—Fully Diluted from Continuing Operations	$0.32	$0.33
_______________________________________________________________________________

(1)
Adjusted EPS for the three months ended March 31, 2015 reflects a structural tax rate of approximately 16.2%. Adjusted EPS for the three months ended March 31, 2016 reflects a structural tax rate of approximately 14.0%. The structural tax rates reflect the tax impact of the reconciling items above as well as discrete tax items.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) Recall Costs; (4) REIT Costs; (5) other expense (income), net; (6) deferred income taxes and REIT tax adjustments; (7) income (loss) from discontinued operations, net of tax; and (8) gain (loss) on sale of discontinued operations, net of tax.
Reconciliation of Net Income to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended March 31,
	2015	2016
Net Income	$41,739	$63,041
Add: Real Estate Depreciation(1)	44,309	45,063
FFO (NAREIT)	86,048	108,104
Add: Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	333	(451)
Other Expense (Income), Net(2)	22,349	(11,937)
Deferred Income Taxes and REIT Tax Adjustments(3)	(1,974)	(5,601)
Recall Costs	—	18,327
FFO (Normalized)	$106,756	$108,442
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)	Includes foreign currency transaction losses and (gains), net of $22.3 million and ($12.5) million in the three months ended March 31, 2015 and 2016, respectively.

(3)	REIT tax adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to the REIT conversion (including the impact of amended tax returns).

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2015.
Recent Accounting Pronouncements
See Note 2.k. to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements.
Results of Operations
Comparison of three months ended March 31, 2016 to three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$749,286	$750,690	$1,404	0.2%
Operating Expenses	604,352	620,624	16,272	2.7%
Operating Income	144,934	130,066	(14,868)	(10.3)%
Other Expenses, Net	103,195	67,025	(36,170)	(35.1)%
Net Income	41,739	63,041	21,302	51.0%
Net Income Attributable to Noncontrolling Interests	643	267	(376)	(58.5)%
Net Income Attributable to Iron Mountain Incorporated	$41,096	$62,774	$21,678	52.7%
Adjusted OIBDA(1)	$231,218	$235,146	$3,928	1.7%
Adjusted OIBDA Margin(1)	30.9%	31.3%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$458,872	$461,211	$2,339	0.5%	3.9%	2.2%
Service	290,414	289,479	(935)	(0.3)%	3.7%	1.6%
Total Revenues	$749,286	$750,690	$1,404	0.2%	3.8%	2.0%

_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates.

(2)
Our revenue internal growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate revenue internal growth in local currency for our international operations.

Consolidated storage rental revenues increased $2.3 million, or 0.5%, to $461.2 million for the three months ended March 31, 2016 from $458.9 million for the three months ended March 31, 2015. In the three months ended March 31, 2016, consolidated storage rental internal growth and the net impact of acquisitions/divestitures were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2015. Storage rental revenue internal growth of 2.2% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was driven by sustained storage rental revenue internal growth of 0.2%, 1.8%, 2.1% and 9.6% in our North American Records and Information Management, North American Data Management, Western European and Other International Business segments, respectively. The net impact of acquisitions/divestitures contributed 1.7% to the reported storage rental revenue growth rates for the three months ended March 31, 2016 compared to the same prior year period. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rates for the three months ended March 31, 2016 by 3.4% compared to the same prior year period. Global records management net volumes as of March 31, 2016 increased by 3.2% over the ending volume at March 31, 2015, supported by 14.9% volume increases in our Other International Business segment.
Consolidated service revenues decreased $0.9 million, or 0.3%, to $289.5 million for the three months ended March 31, 2016 from $290.4 million for the three months ended March 31, 2015. In the three months ended March 31, 2016, consolidated service revenue internal growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2015. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 4.0% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This decrease was partially offset by service revenue internal growth of 1.6% for the three months ended March 31, 2016, as well as the net impact of acquisition/divestitures of 2.1% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The service revenue internal growth for the three months ended March 31, 2016 is primarily a result of special project revenue associated with our North American Records and Information Management Business segment. Excluding the impact of this special project revenue recognized in the three months ended March 31, 2016, our overall service revenue trend reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the North American Data Management Business segment are reflecting more recent reductions in service activity levels.
For the reasons stated above, our consolidated revenues increased $1.4 million, or 0.2%, to $750.7 million for the three months ended March 31, 2016 from $749.3 million for the three months ended March 31, 2015. Consolidated revenue internal growth was 2.0% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The net impact of acquisitions/divestitures contributed 1.8% to the reported consolidated revenue growth rates for the three months ended March 31, 2016 compared to the same prior year period. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenues by 3.6% compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable period.

Internal Growth—Eight-Quarter Trend

	2014			2015				2016
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	1.6%	2.2%	3.5%	3.0%	2.7%	2.8%	2.2%	2.2%
Service Revenue	(1.9)%	(2.7)%	2.3%	(1.0)%	—%	(0.9)%	0.3%	1.6%
Total Revenue	0.1%	0.2%	3.0%	1.4%	1.6%	1.3%	1.4%	2.0%

We expect our consolidated revenue internal growth rate for 2016 to be approximately 1.5% to 2.5%. During the past eight quarters, our storage rental revenue internal growth rate has ranged between 1.6% and 3.5%. Storage rental revenue internal growth rates have been relatively stable over the past two fiscal years, averaging between 2.2% and 2.7% for full-year 2014 and 2015. At various points in the economic cycle, storage rental revenue internal growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low-to-mid single-digit storage rental revenue internal growth, while the Other International Business segment is producing double-digit storage rental revenue internal growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. The service revenue internal growth rate for the three months ended March 31, 2016 is primarily a result of special project revenue associated with our North American Records and Information Management Business segment.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
Labor	$157,644	$169,028	$11,384	7.2%	12.5%	21.0%	22.5%	1.5%
Facilities	111,225	104,194	(7,031)	(6.3)%	(2.5)%	14.8%	13.9%	(0.9)%
Transportation	24,676	25,249	573	2.3%	6.2%	3.3%	3.4%	0.1%
Product Cost of Sales and Other	28,109	27,634	(475)	(1.7)%	3.4%	3.8%	3.7%	(0.1)%
	$321,654	$326,105	$4,451	1.4%	6.0%	42.9%	43.4%	0.5%

Labor
Labor expense increased to 22.5% of consolidated revenues in the three months ended March 31, 2016 compared to 21.0% in the three months ended March 31, 2015. Labor expense for the three months ended March 31, 2016 increased by 12.5% on a constant dollar basis compared to the three months ended March 31, 2015. This increase was primarily due to a $10.8 million increase in labor costs in our North American Records and Information Management Business segment, primarily associated with an increase in wages and medical costs, as well as an increase in labor costs of $4.1 million and $3.0 million in our Other International Business and Corporate and Other Business segments, respectively, primarily associated with recent acquisitions. Labor costs were favorably impacted by 5.3 percentage points due to currency rate changes during the three months ended March 31, 2016 compared to the same prior year period.
Facilities
Facilities costs decreased to 13.9% of consolidated revenues in the three months ended March 31, 2016 compared to 14.8% in the three months ended March 31, 2015. Facilities costs were favorably impacted by 3.8 percentage points due to currency rate changes during the three months ended March 31, 2016 compared to the same prior year period. Rent expense increased by $5.0 million on a constant dollar basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily driven by increased costs in our Other International and our Corporate and Other Business segments, primarily associated with recent acquisitions. Other facilities costs decreased by $7.7 million on a constant dollar basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to lower utilities and building maintenance costs of $3.4 million and $1.5 million, respectively, primarily associated with our North American Records and Information Management Business segment, as well as a decrease in property taxes of $2.3 million, primarily associated with our Western European Business segment.
Transportation
Transportation costs increased by $1.5 million on a constant dollar basis in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of increased vehicle lease and insurance costs of $1.6 million. Transportation costs were favorably impacted by 3.9 percentage points due to currency rate changes during the three months ended March 31, 2016.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues. For the three months ended March 31, 2016, product cost of sales and other decreased by $0.5 million compared to the three months ended March 31, 2015 on an actual basis, primarily associated with lower special project costs within our North American Data Management Business segment. These costs were favorably impacted by 5.1 percentage points due to currency rate changes during the three months ended March 31, 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$117,545	$130,315	$12,770	10.9%	14.8%	15.7%	17.4%	1.7%
Sales, Marketing & Account Management	52,333	53,222	889	1.7%	4.5%	7.0%	7.1%	0.1%
Information Technology	24,707	24,091	(616)	(2.5)%	0.6%	3.3%	3.2%	(0.1)%
Bad Debt Expense	1,829	138	(1,691)	(92.5)%	(92.1)%	0.2%	—%	(0.2)%
	$196,414	$207,766	$11,352	5.8%	9.3%	26.2%	27.7%	1.5%

General and Administrative
General and administrative expenses increased to 17.4% of consolidated revenues during the three months ended March 31, 2016 compared to 15.7% in the three months ended March 31, 2015. On a constant dollar basis, general and administrative expenses increased by $16.8 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of a $18.3 million increase in Recall Costs and a $4.6 million increase in costs associated with the Transformation Initiative. These increases were partially offset by a $5.6 million decrease in professional fees and other overhead expenses and a $0.5 million decrease in compensation costs. General and administrative expenses were favorably impacted by 3.9 percentage points due to currency rate changes during the three months ended March 31, 2016.
Sales, Marketing & Account Management
Sales, marketing and account management expenses increased to 7.1% of consolidated revenues during the three months ended March 31, 2016 compared to 7.0% in the three months ended March 31, 2015. On a constant dollar basis, sales, marketing and account management expenses during the three months ended March 31, 2016 increased by $2.3 million compared to the three months ended March 31, 2015, primarily due to an increase in compensation expenses of $5.1 million, primarily associated with higher sales commissions in our North American Records and Information Management Business segment, partially offset by a decrease in marketing expenses of $2.1 million. Sales, marketing and account management expenses were favorably impacted by 2.8 percentage points due to currency rate changes during the three months ended March 31, 2016.
Information Technology
On a constant dollar basis, information technology expenses increased $0.1 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Information technology expenses were favorably impacted by 3.1 percentage points due to currency rate changes during the three months ended March 31, 2016.
Bad Debt Expense
Consolidated bad debt expense for the three months ended March 31, 2016 decreased $1.7 million to $0.1 million (less than 0.1% of consolidated revenues) from $1.8 million (0.2% of consolidated revenues) in the three months ended March 31, 2015. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $3.0 million on a constant dollar basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.
Amortization expense increased $1.3 million on a constant dollar basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.5 million for the three months ended March 31, 2016. Gains in the three months ended March 31, 2016 were primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.3 million for the three months ended March 31, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment.
OPERATING INCOME AND ADJUSTED OIBDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated operating income and Adjusted OIBDA:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2016
Operating Income	$144,934	$130,066	$(14,868)	(10.3)%
Operating Income as a Percentage of Consolidated Revenue	19.3%	17.3%
Adjusted OIBDA	231,218	235,146	3,928	1.7%
Adjusted OIBDA Margin	30.9%	31.3%

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $2.2 million to $67.1 million (8.9% of consolidated revenues) for the three months ended March 31, 2016 from $64.9 million (8.7% of consolidated revenues) for the three months ended March 31, 2015 primarily due to the issuance in September 2015 of $1,000.0 million in aggregate principal amount of 6% Senior Notes due 2020 (the "6% Notes due 2020") by Iron Mountain Incorporated ("IMI") and higher borrowings (on a weighted average basis) under the Credit Agreement (as defined below) during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was partially offset by the redemption in October 2015 of (i) 255.0 million Euro aggregate principal outstanding of the 6 3/4% Euro Senior Subordinated Notes due 2018, (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Senior Subordinated Notes due 2019 and (iii) the remaining $106.0 million aggregate principal outstanding of the 8 3/8% Senior Subordinated Notes due 2021. Our weighted average interest rate was 5.2% and 5.4% at March 31, 2016 and 2015, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended March 31,		Dollar Change
	2015	2016
Foreign currency transaction losses (gains), net	$22,266	$(12,542)	$(34,808)
Other, net	83	605	522
	$22,349	$(11,937)	$(34,286)
We recorded net foreign currency transaction gains of $12.5 million in the three months ended March 31, 2016, based on period-end exchange rates. These gains resulted primarily from changes in the exchange rate of each of the Brazilian real, British pound sterling, Euro, and Russian ruble against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries. These gains were partially offset by losses primarily from changes in the exchange rate of the Argentine peso and Ukrainian hryvnia against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin America and European subsidiaries, as well as Euro denominated borrowings by IMI under our Revolving Credit Facility (as defined below).
We recorded net foreign currency transaction losses of $22.3 million in the three months ended March 31, 2015, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso, Brazilian real, Euro and Ukrainian hryvnia against the United States dollar compared to December 31, 2014, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains primarily from changes in the exchange rate of each of the British pound sterling and Russian ruble as these currencies relate to our intercompany balances with and between our European subsidiaries, and Euro denominated bonds issued by IMI.
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
Our effective tax rate for the three months ended March 31, 2016 was 15.9% compared to 27.6% for the three months ended March 31, 2015. The primary reconciling items between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling item between the federal statutory tax rate of 35% and our overall effective tax rate in the three months ended March 31, 2015 was differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

NET INCOME (LOSS) (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated net income (loss):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2016
Net Income (Loss)	$41,739	$63,041	$21,302	51.0%
Net Income (Loss) as a Percentage of Consolidated Revenue	5.6%	8.4%

NONCONTROLLING INTERESTS
For the three months ended March 31, 2015 and 2016, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.6 million and $0.3 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$269,626	$267,223	$(2,403)	(0.9)%	0.1%	0.2%
Service	173,061	177,458	4,397	2.5%	3.9%	3.8%
Segment Revenue	$442,687	$444,681	$1,994	0.5%	1.6%	1.6%
Segment Adjusted OIBDA(1)	$181,480	$176,557	$(4,923)
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.0%	39.7%

_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

For the three months ended March 31, 2016, reported revenue in our North American Records and Information Management Business segment increased 0.5%, primarily due to internal revenue growth of 1.6%, compared to the three months ended March 31, 2015. The internal revenue growth of 1.6% was primarily the result of service revenue internal growth of 3.8% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was driven by special project revenue recognized in the first quarter of 2016. For the three months ended March 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.1% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 130 basis points during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily driven by a $14.4 million increase in compensation, primarily associated with increased wages, sales commissions, medical costs and the impact of the Transformation Initiative, partially offset by a $7.4 million decrease in non-compensation costs, primarily due to lower utilities and building maintenance costs.

North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$63,852	$65,348	$1,496	2.3%	2.9%	1.8%
Service	33,383	30,995	(2,388)	(7.2)%	(6.6)%	(6.9)%
Segment Revenue	$97,235	$96,343	$(892)	(0.9)%	(0.3)%	(1.1)%
Segment Adjusted OIBDA(1)	$51,288	$53,460	$2,172
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	52.7%	55.5%

_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

For the three months ended March 31, 2016, reported revenue in our North American Data Management Business segment decreased 0.9% compared to the three months ended March 31, 2015, primarily due to negative internal revenue growth of 1.1%. The negative internal revenue growth was primarily attributable to negative service revenue internal growth of 6.9% for the three months ended March 31, 2016, which was due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by storage rental revenue internal growth of 1.8% in the three months ended March 31, 2016. For the three months ended March 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.6% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 280 basis points during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in overhead expenses of $2.7 million, primarily associated with lower general and administrative expenses.

Western European Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$59,068	$57,819	$(1,249)	(2.1)%	2.3%	2.1%
Service	39,997	36,057	(3,940)	(9.9)%	(5.9)%	(8.7)%
Segment Revenue	$99,065	$93,876	$(5,189)	(5.2)%	(1.0)%	(2.2)%
Segment Adjusted OIBDA(1)	$29,032	$31,946	$2,914
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.3%	34.0%

_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

For the three months ended March 31, 2016, reported revenue in our Western European Business segment decreased 5.2% compared to the three months ended March 31, 2015, primarily as a result of negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates. Internal revenue growth for the three months ended March 31, 2016 was negative 2.2%, primarily attributable to negative service revenue internal growth of 8.7% for the three months ended March 31, 2016 which was due to reduced retrieval/refile activity and a related decrease in transportation revenues, partially offset by 2.1% storage rental revenue internal growth in the three months ended March 31, 2016. Foreign currency fluctuations resulted in decreased revenue in the three months ended March 31, 2016, as measured in United States dollars, of approximately 4.2%, as compared to the same prior year period, due to the weakening of the British pound sterling and the Euro against the United States dollar. These decreases were partially offset by the net impact of net acquisitions/divestitures, which increased reported revenue in our Western European Business segment by 1.2% in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Adjusted OIBDA as a percentage of segment revenue increased 470 basis points during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a $3.1 million decrease in property taxes.

Other International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$62,744	$60,416	$(2,328)	(3.7)%	13.5%	9.6%
Service	42,994	40,925	(2,069)	(4.8)%	13.5%	11.3%
Segment Revenue	$105,738	$101,341	$(4,397)	(4.2)%	13.5%	10.3%
Segment Adjusted OIBDA(1)	$21,256	$21,576	$320
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.1%	21.3%

_____________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

For the three months ended March 31, 2016, reported revenues in our Other International Business segment decreased 4.2% compared to the three months ended March 31, 2015, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the three months ended March 31, 2016 resulted in decreased revenue, as measured in United States dollars, of approximately 17.7%, as compared to the same prior year period, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Internal revenue growth for the three months ended March 31, 2016 was 10.3%, supported by 9.6% storage rental revenue internal growth for the three months ended March 31, 2016. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 3.2% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Adjusted OIBDA as a percentage of segment revenue increased 120 basis points during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in Adjusted OIBDA as a percentage of segment revenue during the three months ended March 31, 2016 was primarily a result of a constant dollar increase in gross profit of $5.2 million in the three months ended March 31, 2016, compared to the same prior year period. The constant dollar increases in gross profit for the three months ended March 31, 2016 were reduced by increased general and administrative expenses of $2.5 million, primarily related to increased compensation.

Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$3,582	$10,405	$6,823	190.5%	190.5%	54.8%
Service	979	4,044	3,065	313.1%	313.1%	(40.1)%
Segment Revenue	$4,561	$14,449	$9,888	216.8%	216.8%	37.8%
Segment Adjusted OIBDA(1)	$(51,838)	$(48,393)	$3,445
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.4)%

_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

During the three months ended March 31, 2016, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue increased 50 basis points compared to the three months March 31, 2015. Adjusted OIBDA in the Corporate and Other Business segment increased $3.4 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to profitability associated with recent acquisitions.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2015	2016
Cash flows from operating activities	$5,512	$81,118
Cash flows from investing activities	(76,180)	(107,281)
Cash flows from financing activities	68,863	19,261
Cash and cash equivalents at the end of period	119,605	117,945
Net cash provided by operating activities was $81.1 million for the three months ended March 31, 2016 compared to $5.5 million for the three months ended March 31, 2015. The $75.6 million period over period increase resulted primarily from an increase in net income (including non-cash charges and realized foreign exchange losses) of $3.9 million and a decrease in cash used in working capital of $71.7 million, primarily related to the timing of operating accounts payable and accruals.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired), acquisition of customer relationships and customer inducements during the three months ended March 31, 2016 amounted to $80.9 million, $19.3 million, $6.1 million and $1.1 million, respectively. For the three months ended March 31, 2016, these expenditures were primarily funded with cash flows from operations as well as the financing activities described below. Excluding capital expenditures associated with potential future acquisitions and opportunistic real estate investments, we expect our capital expenditures to be approximately $300.0 million to $330.0 million in the year ending December 31, 2016. We expect to spend up to $100.0 million of additional capital expenditures on opportunistic real estate investments in the year ending December 31, 2016.
Net cash provided by financing activities was $19.3 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we received net proceeds of $125.6 million primarily associated with net borrowings under the Revolving Credit Facility. We used the proceeds from these transactions, as well as cash flows provided by operating activities, for the payment of dividends in the amount of $104.9 million on our common stock.

Capital Expenditures
The following table presents our capital spend for the three months ended March 31, 2015 and 2016, respectively, organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" of our Annual Report:

	Three Months Ended March 31,

Nature of Capital Spend (in thousands)	2015	2016
Real Estate:
Investment	$45,080	$51,900
Maintenance	9,205	7,526
Total Real Estate Capital Spend	54,285	59,426
Non-Real Estate:
Investment	11,234	7,685
Maintenance	5,882	3,773
Total Non-Real Estate Capital Spend	17,116	11,458

Total Capital Spend (on accrual basis)	71,401	70,884
Net increase in prepaid capital expenditures	181	327
Net decrease accrued capital expenditures	3,194	9,641
Total Capital Spend (on cash basis)	$74,776	$80,852
Dividends
See Note 9 to Notes to Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2015 and the first three months of 2016.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2016 relate to cash and cash equivalents held in time deposits with four global banks, all of which we consider to be large, highly-rated investment-grade institutions. As of March 31, 2016, our cash and cash equivalents balance was $117.9 million, including time deposits amounting to $29.6 million.
Our consolidated debt as of March 31, 2016 is as follows (in thousands):

	March 31, 2016
	Debt (inclusive of discount and premium)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$929,134	$(8,753)	$920,381
Term Loan(1)	240,625	—	240,625
6% Notes due 2020(2)(3)	1,000,000	(15,276)	984,724
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(4)	154,230	(1,968)	152,262
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(3)(5)	574,760	(8,183)	566,577
6% Senior Notes due 2023(2)	600,000	(8,146)	591,854
5 3/4% Senior Subordinated Notes due 2024(2)	1,000,000	(11,559)	988,441
Real Estate Mortgages, Capital Leases and Other	356,038	(1,017)	355,021
Accounts Receivable Securitization Program(6)	222,000	(615)	221,385
Total Long-term Debt	5,076,787	(55,517)	5,021,270
Less Current Portion	(89,974)	—	(89,974)
Long-term Debt, Net of Current Portion	$4,986,813	$(55,517)	$4,931,296
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

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME"), the Special Purpose Subsidiaries (as defined in Note 5 to Notes to Consolidated Financial Statements) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

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

On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement that was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan").

As of March 31, 2016, we had $929.1 million outstanding under the Revolving Credit Facility and $38.3 million of various letters of credit outstanding. The remaining amount available for borrowing thereunder, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $532.5 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of March 31, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.8% and ranged from 2.3% to 4.8% as of March 31, 2016 and the interest rate in effect under the Term Loan as of March 31, 2016 was 2.7%.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and March 31, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and March 31, 2016, respectively, are as follows:

	December 31, 2015	March 31, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.8	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.6	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.5	Minimum allowable of 1.5

As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only is applicable when our net total lease adjusted leverage ratio exceeds 6.0 as measured as of the end of the most recently completed fiscal quarter.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
For more information on our Credit Agreement and Accounts Receivable Securitization Program, see Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report.

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
Acquisitions
In March 2016, we acquired a controlling interest in Docufile Holdings Proprietary Limited ("Docufile"), a storage and records management company with operations in South Africa, for approximately $15.0 million. The acquisition of Docufile represents our entrance into Africa.

In March 2016, in order to expand our presence in the Baltic region, we acquired the stock of Archyvu Sistemos, a storage and records management company with operations in Lithuania, Latvia and Estonia, for approximately $5.1 million.

Pending Recall Acquisition
On June 8, 2015, we entered into the Recall Agreement with Recall to acquire Recall by way of the Scheme. On April 21, 2016, the Scheme was approved by the Federal Court of Australia and registered with ASIC. Under the terms of the Recall Agreement, Recall shareholders are entitled to receive the Cash Supplement as well as either (1) 0.1722 shares of our common stock for each Recall share or (2) the Cash Election. The Cash Election is subject to the Cash Election Cap. Amounts paid to Recall shareholders that represent the Cash Supplement are excluded from the calculation of the Cash Election Cap. The deadline for making a Cash Election has passed, and a sufficient number of Recall shareholders have elected the Cash Election such that we will pay the Cash Election Cap. Therefore, upon closing of the Recall Transaction, we expect to issue approximately 50.7 million shares of our common stock and, based on the exchange rate between the United States dollar and the Australian dollar as of April 27, 2016, pay approximately US$336.0 million to Recall shareholders in connection with the Recall Transaction which, based on the closing price of our common stock as of April 27, 2016, would result in a total purchase price to Recall shareholders of approximately $2,163.0 million. Closing of the Recall Transaction was subject to customary closing conditions, all of which were satisfied or waived as of the date of filing of this Quarterly Report. Accordingly, we expect to close the Recall Transaction on May 2, 2016.

There are significant costs associated with the Recall Transaction. We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of approximately $80.0 million of Recall Deal Close Costs and approximately $300.0 million of Recall Integration Costs. Of these amounts, approximately $47.1 million was incurred through December 31, 2015 ($24.7 million of Recall Deal Close Costs and $22.4 million of Recall Integration Costs), including approximately $47.0 million of operating expenditures and approximately $0.1 million of capital expenditures. Additionally, approximately $18.6 million was incurred during the three months ended March 31, 2016 ($7.3 million of Recall Deal Close Costs and $11.3 million of Recall Integration Costs), including approximately $18.3 million of operating expenditures and approximately $0.3 million of capital expenditures.

Additionally, upon closing of the Recall Transaction we will incur costs associated with (i) the cash components of the purchase price noted above and (ii) the repayment of outstanding borrowings under Recall’s existing revolving credit facility.

We expect the total cash outlay to close the Recall Transaction (including Recall Deal Close Costs, the cash components of the purchase price and the payoff of Recall’s existing revolving credit facility, but excluding Recall Integration Costs) to be approximately $1,100.0 million. We intend to fund these costs through a combination of cash on hand, borrowings under both our Revolving Credit Facility and Bridge Facility (defined below).

As discussed in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report, subsequent to the closing of the Recall Transaction, we will need to make the Divestments. Our estimate (which incorporates current market conditions) of the proceeds we will receive in relation to the Divestments is approximately $220.0 million. Upon the successful completion of the Divestments, we anticipate using the net proceeds to repay outstanding borrowings under our Revolving Credit Facility and ultimately to reinvest those proceeds in our business.
Debt Commitments
In order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a commitment letter dated April 19, 2016 (the "Commitment Letter") with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which the Lenders have committed to provide us an unsecured bridge term loan facility of up to $850.0 million (the "Bridge Facility").
The Bridge Facility will have a maturity date of the earlier of (i) twelve months from the date of first borrowing under the Bridge Facility, which may be extended by one year subject to the payment of an extension fee and meeting certain other conditions and (ii) if the Recall Transaction has not been consummated, July 30, 2016. Borrowings under the Bridge Facility will bear interest at an annual rate equal to, at our option, LIBOR or the applicable base rate plus a margin during the first three months equal to (i) in the case of LIBOR borrowings, 3.25%, or (ii) in the case of applicable base rate borrowings, 2.25%. Thereafter, the margin for each subsequent three month period increases by 0.5% over the applicable margin in effect for the immediately preceding three month period.
The closing of the Bridge Facility and the availability of the loans thereunder are subject to the satisfaction of certain conditions as provided in the Commitment Letter. The definitive loan documentation for the Bridge Facility will contain certain customary representations and warranties, affirmative, negative and financial covenants and events of default consistent with the terms set forth in the Commitment Letter and otherwise substantially similar to the terms set forth in our Credit Agreement, in all material respects unless otherwise mutually and reasonably agreed.
We expect to enter into definitive loan documentation for the Bridge Facility and borrow the full amount of the Bridge Facility on April 29, 2016. A portion of the proceeds from the Bridge Facility will be used to reimburse certain banks and financial institutions for the purchase of Australian dollars by us to finance a portion of the cash consideration of the Recall Transaction. The remainder of the proceeds from the Bridge Facility will be held in a designated escrow account and used, along with borrowings under our Credit Agreement, to fund the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs incurred by us in connection with the Recall Transaction.
Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement, the Bridge Facility and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. As a REIT, we expect our long-term capital allocation strategy will naturally shift toward lower leverage, though our leverage has increased over the last several fiscal years to fund the costs of the REIT conversion and the Recall Transaction.

Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $68.6 million at March 31, 2016 to reduce future federal taxable income, of which $2.2 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2034, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $83.2 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 83%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2016 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under “Forward Looking Statements” in this Quarterly Report as well as in Part I-Item 1A under the heading “Risk Factors” and the information contained under the heading “Cautionary Note Regarding Forward‑-Looking Statements” in our Annual Report, and the other information included or incorporated by reference in this Quarterly Report and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.
The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report. In particular, these risk factors are intended to be read in connection with the risk factors under the heading "Risk Factors Related to the Recall Transaction” in our Annual Report.
Risks Associated with the Divestments in Connection with the Recall Transaction
To address those concerns raised by regulators as part of the process to obtain the competition approvals, we have agreed to make the Divestments in the United States, Australia and Canada and may be required to make Divestments in the United Kingdom following completion of the CMA Review (as defined in Note 4 to Notes to Consolidated Financial Statements). Those Divestments create risks for our shareholders of the combined company following closing of the Recall Transaction, including the risks described below.
Impact of Divestments on the Combined Company
We have (incorporating information provided by Recall) made estimates of the expected impact of the Divestments on the combined company, including the costs to complete the Divestments. However, those expected impacts and costs are uncertain and the actual impacts and costs of the Divestments on the combined company may vary from our expectations. Should the impact of the Divestments on the combined company be less favorable to the combined company than we expect, or the costs to complete the Divestments be more than we expect, this may have an adverse effect on the combined company’s performance and financial condition.

Proceeds of Divestments
We have (incorporating information provided by Recall) made estimates of the expected proceeds of the Divestments, including an estimate of the scope of the Divestments that may be required in the United Kingdom. However, sale agreements to effect the Divestments in each of Australia and Canada, and in respect of the Seattle/Atlanta Divestments (as defined in Note 4 to Notes to Consolidated Financial Statements), have not yet been agreed with a buyer. Similarly, as any Divestments that may be required in the United Kingdom have not yet been determined, no sale agreement has been agreed in respect of any such divestments. Further, the costs incurred to complete the Divestments may be higher than we expect. As such, the expected proceeds of the Divestments are uncertain and the actual net proceeds of the Divestments may differ from the net proceeds expected by us. Should the net proceeds of the Divestments be less than we expect, this may have an adverse effect on the combined company’s performance and financial condition.
Terms of Australian, Canadian, Seattle/Atlanta and United Kingdom Divestments
Sale agreements to effect the Divestments in each of Australia and Canada, and in respect of the Seattle/Atlanta Divestments in the United States, have not yet been agreed with a buyer. Similarly, as any Divestments that may be required in the United Kingdom have not yet been determined, no sale agreement has been agreed in respect of any such Divestments. This creates a risk that the eventual terms of those sale agreements once entered into may be less favorable to the combined company than we expect. Should the terms of the Divestments be less favorable to the combined company than we expect, this may have an adverse effect on the combined company’s performance and financial condition.
Completion of Divestments
The completion of the Divestments in the United States, Australia and Canada will be subject to the conditions to completion, among other terms, set forth in the sale agreement relating to such Divestment, the satisfaction of some of which conditions will not be in the control of us or Recall. Similarly, once any Divestments required in the United Kingdom are determined, the sale agreement to effect those Divestments will contain conditions to completion. The satisfaction of some of those conditions to completion of the Divestments may be delayed as a result of events outside of the control of either us or Recall, which may have an adverse effect on the combined company's performance and financial condition.
United Kingdom Divestments
The CMA Review remains ongoing and no definitive view can be given at this stage as to its outcome and the scope and timing of any Divestments required by the CMA with respect to the combined company's United Kingdom business following the Recall Transaction. However, the actual Divestments required by the CMA with respect to the combined company's United Kingdom business may vary from the Divestments we expect. Should the actual Divestments required by the CMA with respect to the combined company's United Kingdom business following the closing of the Recall Transaction be greater than the Divestments we expect, this may have an adverse effect on the combined company's performance and financial condition.
Hold Separate arrangements
As described above, as part of the Divestments, we have agreed to, or we expect to agree to, hold separate arrangements in the United States, the United Kingdom, Australia and Canada. Those hold separate arrangements limit the manner in which the combined company may operate the relevant assets and businesses the subject of the arrangements pending completion of the Divestments. Those limitations as well as costs incurred in implementing and monitoring the arrangements may have a detrimental impact on the operations of the combined company that are not subject of the Divestments. Further, a number of the hold separate arrangements involve third parties managing the relevant assets and businesses on behalf of the combined company. There is a risk that the management of those assets and businesses by such third parties may have a detrimental impact on the operations of us and Recall that are not the subject of the Divestments. These impacts may have an adverse effect on the combined company’s performance and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended March 31, 2016, nor did we repurchase any shares of our common stock during the three months ended March 31, 2016.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
2.1
Amendment to Scheme Implementation Deed, dated as of March 31, 2016, by and between the Company and Recall Holdings Limited. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2016.)

10.1
Commitment Letter, dated as of April 19, 2016 among the Company, Iron Mountain Information Management, LLC, the lenders and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 19, 2016.)

10.2	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (Filed herewith.)

10.3	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (Filed herewith.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY

Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 28, 2016