Form 10-Q
period 2016-06-30
IRON MOUNTAIN INC
filed 2016-08-04
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at July 29, 2016: 263,248,643

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2015	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$128,381	$236,989
Accounts receivable (less allowances of $31,447 and $41,372 as of December 31, 2015 and June 30, 2016, respectively)	564,401	710,526
Deferred income taxes	22,179	5,190
Prepaid expenses and other	142,951	192,697
Assets held for sale (see Note 10)	—	143,968
Total Current Assets	857,912	1,289,370
Property, Plant and Equipment:
Property, plant and equipment	4,744,236	5,540,949
Less—Accumulated depreciation	(2,247,078)	(2,344,701)
Property, Plant and Equipment, Net	2,497,158	3,196,248
Other Assets, Net:
Goodwill	2,360,978	3,840,090
Customer relationships and customer inducements	603,314	1,310,809
Other	31,225	104,537
Total Other Assets, Net	2,995,517	5,255,436
Total Assets	$6,350,587	$9,741,054
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$88,068	$112,509
Accounts payable	219,590	220,119
Accrued expenses	351,061	415,536
Deferred revenue	183,112	212,231
Liabilities held for sale (see Note 10)	—	21,634
Total Current Liabilities	841,831	982,029
Long-term Debt, Net of Current Portion	4,757,610	6,103,058
Other Long-term Liabilities	71,844	86,367
Deferred Rent	95,693	109,044
Deferred Income Taxes	55,002	214,526
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 211,340,296 shares and 263,023,040 shares as of December 31, 2015 and June 30, 2016, respectively)	2,113	2,630
Additional paid-in capital	1,623,863	3,492,658
(Distributions in excess of earnings) Earnings in excess of distributions	(942,218)	(1,124,924)
Accumulated other comprehensive items, net	(174,917)	(149,289)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	2,221,075
Noncontrolling Interests	19,766	24,955
Total Equity	528,607	2,246,030
Total Liabilities and Equity	$6,350,587	$9,741,054
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2015	2016
Revenues:
Storage rental	$461,209	$538,682
Service	298,525	345,066
Total Revenues	759,734	883,748
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	326,283	395,649
Selling, general and administrative	215,885	277,077
Depreciation and amortization	87,549	115,022
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	515	(626)
Total Operating Expenses	630,232	787,122
Operating Income (Loss)	129,502	96,626
Interest Expense, Net (includes Interest Income of $831 and $2,144 for the three months ended June 30, 2015 and 2016, respectively)	66,087	74,866
Other Expense (Income), Net	2,004	25,641
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	61,411	(3,881)
Provision (Benefit) for Income Taxes	7,404	10,839
Income (Loss) from Continuing Operations	54,007	(14,720)
Income (Loss) from Discontinued Operations, Net of Tax	—	1,587
Net Income (Loss)	54,007	(13,133)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	677	835
Net Income (Loss) Attributable to Iron Mountain Incorporated	$53,330	$(13,968)
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.26	$(0.06)
Total Income (Loss) from Discontinued Operations	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.25	$(0.06)
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.25	$(0.06)
Total Income (Loss) from Discontinued Operations	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.25	$(0.06)
Weighted Average Common Shares Outstanding—Basic	210,699	246,387
Weighted Average Common Shares Outstanding—Diluted	212,077	246,387
Dividends Declared per Common Share	$0.4752	$0.5174
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2015	2016
Revenues:
Storage rental	$920,081	$999,893
Service	588,939	634,545
Total Revenues	1,509,020	1,634,438
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	647,937	721,754
Selling, general and administrative	412,299	484,843
Depreciation and amortization	173,500	202,226
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	848	(1,077)
Total Operating Expenses	1,234,584	1,407,746
Operating Income (Loss)	274,436	226,692
Interest Expense, Net (includes Interest Income of $1,645 and $3,431 for the six months ended June 30, 2015 and 2016, respectively)	130,985	141,928
Other Expense (Income), Net	24,353	13,704
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	119,098	71,060
Provision (Benefit) for Income Taxes	23,352	22,739
Income (Loss) from Continuing Operations	95,746	48,321
Income (Loss) from Discontinued Operations, Net of Tax	—	1,587
Net Income (Loss)	95,746	49,908
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,320	1,102
Net Income (Loss) Attributable to Iron Mountain Incorporated	$94,426	$48,806
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.45	$0.21
Total Income (Loss) from Discontinued Operations	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.45	$0.21
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.45	$0.21
Total Income (Loss) from Discontinued Operations	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.45	$0.21
Weighted Average Common Shares Outstanding—Basic	210,468	228,957
Weighted Average Common Shares Outstanding—Diluted	212,163	230,029
Dividends Declared per Common Share	$0.9499	$1.0051
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2016
Net Income (Loss)	$54,007	$(13,133)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,000	2,789
Total Other Comprehensive Income (Loss)	1,000	2,789
Comprehensive Income (Loss)	55,007	(10,344)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	345	753
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$54,662	$(11,097)

	Six Months Ended June 30,
	2015	2016
Net Income (Loss)	$95,746	$49,908
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(55,175)	26,767
Market Value Adjustments for Securities	23	(734)
Total Other Comprehensive (Loss) Income	(55,152)	26,033
Comprehensive Income (Loss)	40,594	75,941
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	887	1,507
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$39,707	$74,434

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $260	14,447	979,708	10	14,437	—	—	—
Parent cash dividends declared	(201,722)	—	—	—	(201,722)	—	—
Currency translation adjustment	(55,175)	—	—	—	—	(54,742)	(433)
Market value adjustments for securities	23	—	—	—	—	23	—
Net income (loss)	95,746	—	—	—	94,426	—	1,320
Noncontrolling interests dividends	(1,049)	—	—	—	—	—	(1,049)
Balance, June 30, 2015	$722,225	210,798,520	$2,108	$1,603,278	$(766,849)	$(129,750)	$13,438

		Iron Mountain Incorporated Stockholders' Equity

						Accumulated Other Comprehensive Items, Net
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $29	34,286	1,449,332	15	34,271	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 4)	1,835,026	50,233,412	502	1,834,524	—	—	—
Parent cash dividends declared	(231,512)	—	—	—	(231,512)	—	—
Currency translation adjustment	26,767	—	—	—	—	26,362	405
Market value adjustments for securities	(734)	—	—	—	—	(734)	—
Net income (loss)	49,908	—	—	—	48,806	—	1,102
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299
Noncontrolling interests dividends	(1,123)	—	—	—	—	—	(1,123)
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506
Balance, June 30, 2016	$2,246,030	263,023,040	$2,630	$3,492,658	$(1,124,924)	$(149,289)	$24,955

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2016
Cash Flows from Operating Activities:
Net income (loss)	$95,746	$49,908
(Income) loss from discontinued operations	—	(1,587)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	151,015	168,920
Amortization (includes deferred financing costs and bond discount of $4,360 and $5,652, for the six months ended June 30, 2015 and 2016, respectively)	26,845	38,958
Stock-based compensation expense	14,777	15,913
(Benefit) Provision for deferred income taxes	(9,088)	(9,902)
Loss on early extinguishment of debt, net	—	9,283
Loss (Gain) on disposal/write-down of property, plant and equipment, net (including real estate)	848	(1,077)
Foreign currency transactions and other, net	(2,763)	11,478
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	4,943	1,746
Prepaid expenses and other	3,992	(41,020)
Accounts payable	(22,819)	(39,377)
Accrued expenses and deferred revenue	(81,091)	8,508
Other assets and long-term liabilities	(2,667)	(6,146)
Cash Flows from Operating Activities - Continuing Operations	179,738	205,605
Cash Flows from Operating Activities - Discontinued Operations	—	1,145
Cash Flows from Operating Activities	179,738	206,750
Cash Flows from Investing Activities:
Capital expenditures	(139,356)	(163,665)
Cash paid for acquisitions, net of cash acquired	(21,714)	(276,553)
Decrease in restricted cash	33,860	—
Acquisition of customer relationships	(15,515)	(10,324)
Customer inducements	(8,692)	(6,422)
Net proceeds from divestments (see Note 10)	—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	805	371
Cash Flows from Investing Activities - Continuing Operations	(150,612)	(402,643)
Cash Flows from Investing Activities - Discontinued Operations	—	90
Cash Flows from Investing Activities	(150,612)	(402,553)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(4,915,045)	(7,387,114)
Proceeds from revolving credit, term loan and bridge facilities and other debt	5,075,035	7,186,805
Net proceeds from sales of senior notes	—	738,750
Debt financing and equity contribution from noncontrolling interests	—	1,299
Debt repayment and equity distribution to noncontrolling interests	(830)	(843)
Parent cash dividends	(203,229)	(232,596)
Net proceeds (payments) associated with employee stock-based awards	9,454	18,641
Excess tax benefit (deficiency) from stock-based compensation	260	29
Payment of debt financing and stock issuance costs	(1,114)	(12,032)
Cash Flows from Financing Activities - Continuing Operations	(35,469)	312,939
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	(35,469)	312,939
Effect of Exchange Rates on Cash and Cash Equivalents	(2,492)	(8,528)
(Decrease) Increase in Cash and Cash Equivalents	(8,835)	108,608
Cash and Cash Equivalents, Beginning of Period	125,933	128,381
Cash and Cash Equivalents, End of Period	$117,098	$236,989
Supplemental Information:
Cash Paid for Interest	$129,518	$136,351
Cash Paid for Income Taxes, net	$23,151	$28,133
Non-Cash Investing and Financing Activities:
Capital Leases	$21,481	$34,383
Accrued Capital Expenditures	$31,116	$40,801
Dividends Payable	$4,675	$4,493
Fair Value of Stock Issued for Recall Transaction (see Note 4)	$—	$1,835,026

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
We have been organized and have operated as a real estate investment trust for federal income tax purposes ("REIT") effective for our taxable year beginning January 1, 2014.
On May 2, 2016 (Sydney, Australia time), we completed the acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"). At the closing of the Recall Transaction, we paid approximately $331,800 and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the New York Stock Exchange ("NYSE") prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900. See Note 4.
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
a. Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our previously outstanding 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (2) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined in Note 5) and (3) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Total loss on foreign currency transactions for the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Total loss on foreign currency transactions	$1,656	$17,193	$23,922	$4,651
b.    Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2015 and concluded there was no impairment of goodwill at such date. As of December 31, 2015, no factors were identified that would alter our October 1, 2015 goodwill analysis. While several of our reporting units were impacted by our acquisition of Recall, no factors were identified as of June 30, 2016 that would indicate an impairment of goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The acquisition of Recall, which is more fully disclosed in Note 4, impacted our reporting units as of June 30, 2016 as follows:

•	North American Records and Information Management - includes the goodwill associated with the records and information management businesses of Recall in the United States and Canada.

•	North American Secure Shredding - includes the goodwill associated with the secure shredding businesses of Recall in the United States and Canada.

•	North American Data Management - includes the goodwill associated with the data management businesses of Recall in the United States and Canada.

•	UKI - includes the goodwill associated with the operations of Recall in the United Kingdom.

•
Continental Western Europe - includes the goodwill associated with the operations of Recall in Belgium, France, Germany, Spain and Switzerland, as well as the goodwill associated with the document management solutions (“DMS”) operations of Recall in Sweden.

•
Northern and Eastern Europe - this reporting unit consists of our former Emerging Markets - Europe reporting unit (as described in our Annual Report), and includes the goodwill associated with the operations of Recall in Denmark, Finland and Norway, as well as the goodwill associated with the records and information management operations of Recall in Sweden. This reporting unit is included in the Other International Business segment.

•	Latin America - includes the goodwill associated with the operations of Recall in Brazil and Mexico.

•
Australia and New Zealand - this reporting unit consists of the goodwill associated with the Australia Retained Business (as defined in Note 4), which was a component of our former Australia reporting unit, as well as the operations of Recall in Australia and New Zealand. This reporting unit is included in the Other International Business segment.

•	Southeast Asia - includes the goodwill associated with the operations of Recall in China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand.

•	Africa and India - includes the goodwill associated with the operations of Recall in India.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of June 30, 2016 is as follows:

Carrying Value as of June 30, 2016
North American Records and Information Management	$2,081,192
North American Secure Shredding	151,187
North American Data Management	503,913
Adjacent Businesses - Data Centers	—
Adjacent Businesses - Consumer Storage	4,636
Adjacent Businesses - Fine Arts	22,911
UKI	337,012
Continental Western Europe	116,290
Northern and Eastern Europe(1)	138,021
Latin America	141,145
Australia and New Zealand	150,727
Southeast Asia	174,802
Africa and India(2)	18,254
Total	$3,840,090
_______________________________________________________________________________

(1) Included in this reporting unit at June 30, 2016 is the goodwill associated with our March 2016 acquisition of Archyvu Sistemos as more fully disclosed in Note 4.
(2) Included in this reporting unit at June 30, 2016 is the goodwill associated with our March 2016 acquisition of Docufile Holdings Proprietary Limited as more fully disclosed in Note 4.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2016 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2015	$1,620,425	$423,606	$381,149	$225,626	$26,186	$2,676,992
Deductible goodwill acquired during the year	—	—	—	—	—	—
Non-deductible goodwill acquired during the year	812,945	132,251	154,750	425,426	215	1,525,587
Goodwill reclassified as assets held for sale (see Note 10)	(3,332)	—	—	(40,089)	—	(43,421)
Fair value and other adjustments(1)	(157)	—	—	(515)	1,146	474
Currency effects	7,649	1,873	(25,706)	12,563	—	(3,621)
Gross Balance as of June 30, 2016	$2,437,530	$557,730	$510,193	$623,011	$27,547	$4,156,011
Accumulated Amortization Balance as of December 31, 2015	$204,681	$53,699	$57,505	$129	$—	$316,014
Currency effects	470	118	(614)	(67)	—	(93)
Accumulated Amortization Balance as of June 30, 2016	$205,151	$53,817	$56,891	$62	$—	$315,921
Net Balance as of December 31, 2015	$1,415,744	$369,907	$323,644	$225,497	$26,186	$2,360,978
Net Balance as of June 30, 2016	$2,232,379	$503,913	$453,302	$622,949	$27,547	$3,840,090
Accumulated Goodwill Impairment Balance as of December 31, 2015	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of June 30, 2016	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include net adjustments of $656 related to property, plant and equipment and customer relationship intangible assets, partially offset by $182 of cash received related to certain acquisitions completed in 2015.

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
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation charges ("Move Costs"), are amortized over periods ranging from one to 30 years, and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from one to 15 years and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from five to 10 years.

The components of our finite-lived intangible assets as of December 31, 2015 and June 30, 2016 are as follows:

	December 31, 2015			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$937,174	$(333,860)	$603,314	$1,663,678	$(352,869)	$1,310,809
Core Technology(1)	3,370	(3,370)	—	1,625	(1,625)	—
Trademarks and Non-Compete Agreements(1)	7,741	(4,955)	2,786	24,448	(6,164)	18,284
Total	$948,285	$(342,185)	$606,100	$1,689,751	$(360,658)	$1,329,093
_______________________________________________________________________________

(1)	Included in Other, a component of Other Assets, net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with finite-lived intangible assets and deferred financing costs for the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Amortization expense associated with finite-lived intangible assets and deferred financing costs	$13,593	$24,395	$26,845	$38,958

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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2015 was $7,921 ($5,467 after tax or $0.03 per basic and diluted share) and $14,777 ($10,413 after tax or $0.05 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2016 was $9,028 ($7,011 after tax or $0.03 per basic and diluted share) and $15,913 ($11,925 after tax or $0.05 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$46	$25	$91	$52
Selling, general and administrative expenses	7,875	9,003	14,686	15,861
Total stock-based compensation	$7,921	$9,028	$14,777	$15,913
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacts reported operating cash flows and reported financing cash flows. As a result, net financing cash flows included $260 and $29 for the six months ended June 30, 2015 and 2016, respectively, from the benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
A summary of our stock options outstanding as of June 30, 2016 by vesting terms is as follows:

	June 30, 2016
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	2,856,930	70.1%
Five-year vesting period (10 year contractual life)	948,752	23.3%
Ten-year vesting period (12 year contractual life)	271,138	6.6%
	4,076,820

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of stock options granted for the six months ended June 30, 2015 and 2016 was $4.99 and $2.49 per share, respectively. These values were estimated on the date of grant using the Black-Scholes stock option pricing model. The weighted average assumptions used for grants in the respective period are as follows:

	Six Months Ended June 30,
Weighted Average Assumptions	2015	2016
Expected volatility	28.6%	27.2%
Risk-free interest rate	1.70%	1.32%
Expected dividend yield	5%	7%
Expected life	5.5 years	5.6 years
Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the stock option. The risk-free interest rate was based on the United States Treasury interest rates whose term is consistent with the expected life (estimated period of time outstanding) of the stock options. Expected dividend yield is considered in the stock option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock. The expected life of the stock options granted is estimated using the historical exercise behavior of employees.
A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2015	3,688,814	$27.79
Granted	1,408,788	33.88
Exercised	(998,993)	23.94
Forfeited	(10,526)	34.16
Expired	(11,263)	30.60
Outstanding at June 30, 2016	4,076,820	$30.81	6.91	$39,796
Options exercisable at June 30, 2016	1,897,278	$25.70	4.34	$27,818
Options expected to vest	2,030,097	$35.27	9.15	$11,180
The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Aggregate intrinsic value of stock options exercised	$1,716	$9,926	$5,883	$11,359
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the three and six months ended June 30, 2015 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cash dividends accrued on RSUs	$631	$616	$1,301	$1,247
Cash dividends paid on RSUs	571	196	2,300	1,831
The fair value of RSUs vested during the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Fair value of RSUs vested	$3,600	$2,807	$19,184	$17,785
A summary of RSU activity for the six months ended June 30, 2016 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,217,597	$33.68
Granted	596,401	31.26
Vested	(528,210)	33.67
Forfeited	(33,563)	34.31
Non-vested at June 30, 2016	1,252,225	$32.51
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to a subset of the Standard & Poor's 500 Index rather than the revenue and ROIC targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award.
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. PUs awarded to employees who terminate their employment during the three-year performance period and on or after attaining age 55 and completing 10 years of qualifying service are eligible for pro-rated vesting, subject to the actual achievement against the predefined targets or a market condition as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the three-year performance period.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on PUs for the three and six months ended June 30, 2015 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cash dividends accrued on PUs	$214	$263	$425	$525
Cash dividends paid on PUs	—	—	1,015	645
During the six months ended June 30, 2016, we issued 221,662 PUs. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of June 30, 2016, we expected 0%, 100% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014, 2015 and 2016, respectively.
The fair value of earned PUs that vested during the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Fair value of earned PUs that vested	$44	$1,174	$2,107	$5,255
A summary of PU activity for the six months ended June 30, 2016 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	520,764	(86,959)	433,805	$34.11
Granted	221,662	—	221,662	35.11
Vested	(148,403)	—	(148,403)	35.41
Forfeited/Performance or Market Conditions Not Achieved	(2,106)	(34,079)	(36,185)	44.36
Non-vested at June 30, 2016	591,917	(121,038)	470,879	$33.38
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the six months ended June 30, 2015 and 2016, there were 59,569 shares and 56,662 shares, respectively, purchased under the ESPP. As of June 30, 2016, we had 781,767 shares available under the ESPP.
_______________________________________________________________________________
As of June 30, 2016, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $47,863 and is expected to be recognized over a weighted-average period of 2.1 years.

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
d.    Income (Loss) Per Share—Basic and Diluted
Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all potential common shares (that is, securities such as stock options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2015 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Income (loss) from continuing operations	$54,007	$(14,720)	$95,746	$48,321
Total income (loss) from discontinued operations	$—	$1,587	$—	$1,587
Net income (loss) attributable to Iron Mountain Incorporated	$53,330	$(13,968)	$94,426	$48,806

Weighted-average shares—basic	210,699,000	246,387,000	210,468,000	228,957,000
Effect of dilutive potential stock options	958,714	—	1,091,022	622,293
Effect of dilutive potential RSUs and PUs	419,002	—	603,880	450,100
Weighted-average shares—diluted	212,076,716	246,387,000	212,162,902	230,029,393

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.26	$(0.06)	$0.45	$0.21
Total income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss) attributable to Iron Mountain Incorporated	$0.25	$(0.06)	$0.45	$0.21

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.25	$(0.06)	$0.45	$0.21
Total income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss) attributable to Iron Mountain Incorporated	$0.25	$(0.06)	$0.45	$0.21

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,335,373	1,594,475	846,803	2,208,135

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

e.    Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rates for the three and six months ended June 30, 2015 were 12.1% and 19.6%, respectively. For the three months ended June 30, 2016, we had a net loss from continuing operations before provision of income taxes of $3,881 and a provision for income taxes of $10,839; as such our effective tax rate for the three months ended June 30, 2016 is not meaningful. Our effective tax rate for the six months ended June 30, 2016 was 32.0%. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and six months ended June 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and state income taxes. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and six months ended June 30, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 and June 30, 2016 relate to cash and cash equivalents. At December 31, 2015, we had time deposits with four global banks. At June 30, 2016, we had time deposits with five global banks. We consider the global banks to be large, highly-rated investment-grade institutions. As of December 31, 2015 and June 30, 2016, our cash and cash equivalents were $128,381 and $236,989, respectively, including time deposits amounting to $18,645 and $18,743, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and June 30, 2016, respectively, are as follows:

		Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,645	$—		$18,645		$—
Trading Securities	10,371	9,514	(2)	857	(1)	—
Available-for-Sale Securities	624	624	(2)	—		—

		Fair Value Measurements at June 30, 2016 Using
Description	Total Carrying Value at June 30, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,743	$—		$18,743		$—
Trading Securities	10,357	9,877	(2)	480	(1)	—
_______________________________________________________________________________

(1)	Time deposits and certain trading securities are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Available-for-sale securities and certain trading securities are measured at fair value using quoted market prices.
Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2015 and June 30, 2016, except goodwill calculated based on Level 3 inputs, as more fully disclosed in Note 2.b., and the assets and liabilities acquired through acquisitions, as more fully disclosed in Note 4.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended June 30, 2015 and 2016, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2015	$(132,084)	$1,002	$(131,082)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,332	—	1,332
Total other comprehensive income (loss)	1,332	—	1,332
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2016	$(152,160)	$—	$(152,160)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,871	—	2,871
Total other comprehensive income (loss)	2,871	—	2,871
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)
The changes in accumulated other comprehensive items, net for the six months ended June 30, 2015 and 2016, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(54,742)	—	(54,742)
Market value adjustment for securities	—	23	23
Total other comprehensive (loss) income	(54,742)	23	(54,719)
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	26,362	—	26,362
Market value adjustment for securities	—	(734)	(734)
Total other comprehensive income (loss)	26,362	(734)	25,628
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

i.    Other Expense (Income), Net
Other expense (income), net for the three and six months ended June 30, 2015 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Foreign currency transaction losses (gains), net	$1,656	$17,193	$23,922	$4,651
Debt extinguishment expense	—	9,283	—	9,283
Other, net	348	(835)	431	(230)
	$2,004	$25,641	$24,353	$13,704
j.    Property, Plant and Equipment and Long-Lived Assets
During the three and six months ended June 30, 2015, we capitalized $6,395 and $12,435 of costs, respectively, associated with the development of internal use computer software projects. During the three and six months ended June 30, 2016, we capitalized $5,135 and $8,538 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and six months ended June 30, 2015 was $515 and $848, respectively, which was primarily associated with the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and six months ended June 30, 2016 was $626 and $1,077, respectively, which was primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.
k.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 as of January 1, 2018. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We will adopt ASU 2014-15 as of January 1, 2017. We do not believe that the adoption of ASU 2014-15 will have an impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement for a reporting entity to apply the equity method of accounting retrospectively when they obtain significant influence over a previously held investment. Furthermore, under ASU 2016-07, for any available-for-sale securities that become eligible for the equity method of accounting, the unrealized gain or loss recorded within other comprehensive income (loss) associated with the securities should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. We adopted ASU 2016-07 on April 1, 2016. The adoption of ASU 2016-07 did not have a material impact on our consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into separate forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2015 and June 30, 2016, however, we had no forward contracts outstanding.
Net cash payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and six months ended June 30, 2015 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net cash payments	$12,368	$—	$29,188	$—
(Gains) losses for our derivative instruments for the three and six months ended June 30, 2015 and 2016 are as follows:

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2015	2016	2015	2016
Foreign exchange contracts	Other expense (income), net	$(8,119)	$—	$20,414	$—
We have designated a portion of our previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2015 and 2016, we designated, on average, 35,786 and 30,102 Euros, respectively, of the previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains, net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Foreign exchange (losses) gains	$(1,464)	$754	$3,466	$(588)
Less: Tax (benefit) expense on foreign exchange (losses) gains	—	—	—	—
Foreign exchange (losses) gains, net of tax	$(1,464)	$754	$3,466	$(588)
As of June 30, 2016, cumulative net gains of $16,508, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions in 2016 was primarily provided through borrowings under our Revolving Credit Facility and Bridge Facility (each as defined in Note 5) as well as cash and cash equivalents on-hand.
a. Acquisition of Recall

On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331,800 and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900.

Regulatory Approvals
In connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the United States Department of Justice (the “DOJ”), the Australian Competition and Consumer Commission (the “ACCC”), the Canada Competition Bureau (the “CCB”), and the United Kingdom Competition and Markets Authority (the “CMA”).
As part of the regulatory approval process, we agreed to make certain divestments, which are described below in greater detail, in order to address competition concerns raised by the DOJ, the ACCC, the CCB and the CMA in respect of the Recall Transaction (the “Divestments”).
See Note 10 for additional information regarding the Divestments, including the presentation of the Divestments in our Consolidated Balance Sheet as of June 30, 2016, our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016, respectively, and our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016, respectively.

Divestments and Management Pending Sales

i. United States

The DOJ’s approval of the Recall Transaction was subject to the following divestments being made by us following the closing of the Recall Transaction:

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

On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27-month anniversary of the closing of the Access Sale. See Note 10 for additional information regarding the Access Sale.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

The Seattle/Atlanta Divestments will be effected by way of a sale of the tangible and intangible assets associated with the relevant facilities, which include warehouse space as well as customer contracts. We are in discussions with potential buyers for the Seattle/Atlanta Divestments. We have agreed to place the assets and employees subject to the Seattle/Atlanta Divestments in a hold separate arrangement until the Seattle/Atlanta Divestments are completed.

ii. Australia
The ACCC approved the Recall Transaction after accepting an undertaking from us pursuant to section 87B of the Australian Competition and Consumer Act 2010 (Cth) (the “ACCC Undertaking”). Pursuant to the ACCC Undertaking, we will divest the majority of our Australian operations as they existed prior to the closing of the Recall Transaction by way of a share sale, which effectively involves the sale of our Australian business (as it existed prior to the closing of the Recall Transaction) other than our data management business throughout Australia and our records and information management business in the Northern Territory of Australia, except in relation to customers who have holdings in other Australian states or territories (the “Australia Divestment Business” and, with respect to the portion of our Australia business that is not subject to divestment, the “Australia Retained Business”). Pursuant to the ACCC Undertaking, we may only sell the Australia Divestment Business to a person who is independent of the combined company and has been approved by the ACCC (the “Approved Purchaser”).

The ACCC Undertaking provides that we will sell the Australia Divestment Business within a set period of time following the closing of the Recall Transaction. If the sale of the Australia Divestment Business is not completed within that period, we must appoint an independent sale agent approved by the ACCC to effect the sale of the Australia Divestment Business. There is no minimum price at which the independent sale agent must sell the Australia Divestment Business.

Until the Australia Divestment Business is sold to the Approved Purchaser, we are required to preserve the Australia Divestment Business as a separate and independently viable going concern. In addition, until the Australia Divestment Business is sold to the Approved Purchaser, the Australia Divestment Business is being managed by an independent manager selected by us and approved by the ACCC. We are in discussions with potential buyers for the Australia Divestment Business.

iii. Canada

The CCB approved the Recall Transaction on the basis of the registration of a consent agreement with us pursuant to sections 92 and 105 of the Competition Act (R.S.C., 1985, c. C-34) (the “CCB Consent Agreement”). The CCB Consent Agreement requires us to divest the following assets:

•
Recall’s record and information management facilities, including associated tangible and intangible assets and employees, in Edmonton, Alberta and Montreal (Laval), Quebec and certain of Recall’s record and information management facilities, including all associated tangible and intangible assets and employees, in Calgary, Alberta and Toronto, Ontario, (the “Recall Canadian Divestments”); and

•
One of our records and information management facilities in Vancouver (Burnaby), British Columbia and one of our records and information management facilities in Ottawa, Ontario, including associated tangible and intangible assets and employees (the “Iron Mountain Canadian Divestments”).

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

Pursuant to the terms of the CCB Consent Agreement, in order to preserve the businesses of the Canadian Divestments, pending completion of a sale of the Canadian Divestments, we must maintain the economic viability and marketability of the businesses of the Canadian Divestments, and we are required to hold the Recall Canadian Divestments separate from those of our other operations. In addition, the business of the Recall Canadian Divestments is being managed by an independent manager selected by us and approved by the Commissioner. We are in discussions with potential buyers for the Canadian Divestments.

iv. United Kingdom

In January 2016, the CMA referred the Recall Transaction for further investigation and report by a group of CMA panel members who were responsible for determining whether the Recall Transaction would result in a substantial lessening of competition within the relevant United Kingdom markets (the “CMA Review”). On March 30, 2016, the CMA announced its conditional consent for the Recall Transaction prior to the CMA’s issuance of its final decision following the CMA Review (the “CMA Consent”). On June 16, 2016, the CMA completed the CMA Review and published its findings. The findings concluded that the Recall Transaction is not expected to result in any substantial lessening of competition outside of North East Scotland, but that the Recall Transaction may result in a substantial lessening of competition in the supply of records management and information management services (including records management and physical offsite data protection services) in the Aberdeen and Dundee areas of Scotland (the “Scotland Affected Areas”). As a result of the CMA’s decision, we will divest Recall’s record and information management facilities, including associated tangible and intangible assets and employees, in the Scotland Affected Areas (the “UK Divestments”).

Pursuant to the CMA Consent, in order to preserve the business of the UK Divestments, pending completion of the sale of the UK Divestments, we must maintain the economic viability and marketability of the business of the UK Divestments, and we are required to hold the UK Divestments separate from those of our other operations. In addition, the CMA concluded that a monitoring trustee should be appointed, at our sole expense and subject to CMA approval, to monitor compliance with the CMA’s findings and to ensure a prompt sale of the UK Divestments. We are in discussions with potential buyers for the UK Divestments. Aside from the CMA’s eventual approval of the purchaser of the UK Divestments, this decision marks the completion of the CMA Review.
_______________________________________________________________________________

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, purchase accounting adjustments (including amortization expenses from acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable leases), stock-based compensation and related tax effects. Through June 30, 2016, we and Recall have collectively incurred $133,791 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

The Pro Forma Financial Information, for all periods presented, exclude from results from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information for all periods presented, as these businesses do not qualify for discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $13,995 and $27,442 of total revenues and $557 and $1,551 of total income from continuing operations for the three and six months ended June 30, 2015, respectively, and $14,126 and $27,151 of total revenues and $218 and $755 of total income from continuing operations for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Total Revenues	$951,707	$948,494	$1,883,588	$1,885,211
Income (Loss) from Continuing Operations	$64,920	$21,062	$(28,291)	$78,145
Per Share Income (Loss) from Continuing Operations - Basic	$0.25	$0.08	$(0.11)	$0.30
Per Share Income (Loss) from Continuing Operations - Diluted	$0.25	$0.08	$(0.11)	$0.30
The revenues included in our Consolidated Statements of Operations for the three and six months ended June 30, 2016 related to Recall are as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Storage Rental	$68,650	$68,650
Service	52,140	52,140
Total Revenues	$120,790	$120,790

The amount of earnings in our Consolidated Statements of Operations for the three and six months ended June 30, 2016 related to Recall is impracticable for us to determine. Subsequent to the closing of the Recall Transaction, we began integrating Recall and our existing operations in order to achieve operational synergies. As a result, the underlying costs of sales and selling, general and administrative expenses to support Recall's business are now integrated with the costs of sales and selling, general and administrative expenses that supported our business prior to the acquisition of Recall.

In addition to our acquisition of Recall, we completed certain other acquisitions during 2016. The unaudited pro forma results of operations (including revenue and earnings) for the current and prior periods reflecting these acquisitions and certain acquisitions in 2015 are not presented due to the insignificant impact of these acquisitions on our consolidated results of operations.

b. Other 2016 Acquisitions

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

_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2016 acquisitions is as follows:

	Recall		Other Fiscal 2016 Year Acquisitions (excluding Recall)	Total
Cash Paid (gross of cash acquired)(1)	$331,834		$22,241	$354,075
Fair Value of Common Stock Issued	1,835,026		—	1,835,026
Fair Value of Noncontrolling Interests	—	—	3,506	3,506
Total Consideration	2,166,860		25,747	2,192,607
Fair Value of Identifiable Assets Acquired:
Cash	76,773		567	77,340
Accounts Receivable and Prepaid Expenses	207,516		2,677	210,193
Fair Value of Divestments(2)	127,111		—	127,111
Other Assets	45,139		541	45,680
Property, Plant and Equipment(3)	708,439		8,565	717,004
Customer Relationship Intangible Assets(4)	730,056		10,614	740,670
Debt Assumed	(789,567)		—	(789,567)
Accounts Payable, Accrued Expenses and Other Liabilities	(257,698)		(8,338)	(266,036)
Deferred Income Taxes	(192,515)		(2,860)	(195,375)
Total Fair Value of Identifiable Net Assets Acquired	655,254		11,766	667,020
Goodwill Initially Recorded(5)	$1,511,606		$13,981	$1,525,587
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 is net cash acquired of $77,340 and cash received of $182 related to acquisitions made in previous years.

(2)	Represents the fair value, less costs to sell, of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments.

(3)
Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

(4)
The weighted average lives of customer relationship intangible assets associated with acquisitions in 2016 was 14 years, primarily related to the customer relationship intangible assets associated with the Recall Transaction.

(5)
The goodwill associated with Recall is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and Recall.

Allocations of the purchase price paid for acquisitions made in 2016 were based on estimates of the fair value of net assets acquired and are subject to adjustment as additional information becomes available to us. The purchase price allocations of these 2016 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship intangible assets and trademarks), property, plant and equipment (primarily building and racking structures), operating leases, contingent consideration related to the Initial United States Divestments, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2015
	Debt	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028	$784,438
Term Loan(1)	243,750	—	243,750	243,750
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(4)	1,000,000	(16,124)	983,876	1,052,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(2)(5)	144,190	(1,924)	142,266	147,074
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(4)(6)	592,140	(8,757)	583,383	606,944
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	(8,420)	591,580	618,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	(11,902)	988,098	961,200
Real Estate Mortgages, Capital Leases and Other(7)	333,559	(1,070)	332,489	333,559
Accounts Receivable Securitization Program(8)	205,900	(692)	205,208	205,900
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610

	June 30, 2016
	Debt	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$1,350,534	$(9,122)	$1,341,412	$1,350,534
Term Loan(1)	237,500	—	237,500	237,500
6% Notes due 2020(2)(3)(4)	1,000,000	(14,427)	985,573	1,052,500
CAD Notes(2)(5)	154,353	(1,878)	152,475	158,598
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(2)(3)(4)	500,000	(7,897)	492,103	501,875
GBP Notes(2)(4)(6)	535,664	(7,332)	528,332	535,664
6% Notes due 2023(2)(3)	600,000	(7,871)	592,129	632,250
5 3/4% Notes(2)(3)	1,000,000	(11,216)	988,784	1,006,250
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)(4)(9)	250,000	(3,978)	246,022	243,125
Real Estate Mortgages, Capital Leases and Other(7)	435,775	(1,300)	434,475	435,775
Accounts Receivable Securitization Program(8)	217,300	(538)	216,762	217,300
Total Long-term Debt	6,281,126	(65,559)	6,215,567
Less Current Portion	(112,509)	—	(112,509)
Long-term Debt, Net of Current Portion	$6,168,617	$(65,559)	$6,103,058
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.g.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2015 and June 30, 2016, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.g.) of these debt instruments are based on quoted market prices for these notes on December 31, 2015 and June 30, 2016, respectively.

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

(4)
The 6% Notes due 2020, the 4 3/8% Notes, the GBP Notes and the 5 3/8% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

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

(9) Iron Mountain US Holdings, Inc. ("IM US Holdings"), a 100% owned subsidiary of IMI and one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6.

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
On June 24, 2016, Iron Mountain Information Management, LLC (“IMIM”) entered into a commitment increase supplement (the “Commitment Increase Supplement”), pursuant to which we increased the maximum amount permitted to be borrowed under the Revolving Credit Facility from $1,500,000 to $1,750,000. After entering into the Commitment Increase Supplement, the maximum amount available for borrowing under the Credit Agreement is $2,000,000 (consisting of a Revolving Credit Facility of $1,750,000 and a Term Loan of $250,000). We continue to have the option to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement.
The Revolving Credit Facility is supported by a group of 25 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling, Euros and Australian dollars, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. The Term Loan is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on July 3, 2019. The Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the Credit Agreement. Borrowings under the Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of June 30, 2016, we had $1,350,534 and $237,500 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $1,350,534 of outstanding borrowings under the Revolving Credit Facility, $671,200 was denominated in United States dollars, 166,000 was denominated in Canadian dollars, 263,850 was denominated in Euros and 347,000 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $58,163. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2016, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $341,303 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of June 30, 2016. The average interest rate in effect under the Revolving Credit Facility was 3.0% and ranged from 2.3% to 4.8% as of June 30, 2016 and the interest rate in effect under the Term Loan as of June 30, 2016 was 2.7%.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and June 30, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and June 30, 2016, respectively, are as follows:

	December 31, 2015	June 30, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.9	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.4	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.6	Minimum allowable of 1.5
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
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the three and six months ended June 30, 2015 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Commitment fees and letters of credit fees	$991	$344	$1,858	$1,029
b. Bridge Facility
On April 19, 2016, in order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a commitment letter with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which the Lenders committed to provide us an unsecured bridge term loan facility of up to $850,000 (the "Bridge Facility"). On April 29, 2016, we entered into a bridge credit agreement (the “Bridge Credit Agreement”) with the Lenders and borrowed the full amount of the Bridge Facility. We used the proceeds from the Bridge Facility, together with borrowings under the Revolving Credit Facility, to finance a portion of the cost of the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs we incurred in connection with the Recall Transaction.
On May 31, 2016, we used the proceeds from the issuance of the 4 ⅜% Notes and the 5 ⅜% Notes, together with cash on hand and borrowings under the Revolving Credit Facility, to repay the Bridge Facility, and effective May 31, 2016, we terminated the commitments of the lenders under the Bridge Credit Agreement. We recorded a charge to other expense (income), net of $9,283 during the second quarter of 2016 related to the early extinguishment of the Bridge Credit Agreement. This charge primarily consisted of the write-off of unamortized deferred financing costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

c. Issuance of 4 3/8% Notes and 5 3/8% Notes
In May 2016, IMI completed a private offering of $500,000 in aggregate principal amount of the 4 3/8% Notes and IM US Holdings completed a private offering of $250,000 in aggregate principal amount of the 5 3/8% Notes. The 4 3/8% Notes and 5 3/8% Notes were issued at par. The aggregate net proceeds of $738,750 from the 4 3/8% Notes and 5 3/8% Notes, after paying the initial purchasers' commissions, were used, together with cash on hand and borrowings under the Revolving Credit Facility, for the repayment of all outstanding borrowings under the Bridge Credit Agreement.
d. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings, and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of June 30, 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $217,300. The interest rate in effect under the Accounts Receivable Securitization Program was 1.4% as of June 30, 2016. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
e. Cash Pooling
Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to borrow funds from BMG against amounts held on deposit with BMG by other participating subsidiaries. The Cash Pool has a legal right of offset and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At June 30, 2016, we had a net cash position of approximately $6,500 (consisting of a gross cash position of approximately $46,400 less outstanding borrowings of approximately $39,900 by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2015 and June 30, 2016 and for the three and six months ended June 30, 2015 and 2016 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes and 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes, which were issued by IME, and the 5 3/8% Notes, which were issued by IM US Holdings. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes and the 5 3/8% Notes, including IME and the Special Purpose Subsidiaries but excluding Canada Company, are referred to below as the Non-Guarantors.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$402	$11,026	$3,316	$222,245	$—	$236,989
Accounts receivable	—	62,157	37,479	610,890	—	710,526
Intercompany receivable	878,096	351,042	—	—	(1,229,138)	—
Other current assets	—	168,098	5,952	23,866	(29)	197,887
Assets held for sale (see Note 10)	—	23,118	25,294	95,556	—	143,968
Total Current Assets	878,498	615,441	72,041	952,557	(1,229,167)	1,289,370
Property, Plant and Equipment, Net	572	1,785,370	159,880	1,250,426	—	3,196,248
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	3,609,376	1,000	—	—	(3,610,376)	—
Investment in subsidiaries	882,989	554,230	34,442	141,392	(1,613,053)	—
Goodwill	—	2,445,469	235,715	1,158,906	—	3,840,090
Other	—	787,825	55,886	571,635	—	1,415,346
Total Other Assets, Net	4,492,365	3,788,524	326,043	1,871,933	(5,223,429)	5,255,436
Total Assets	$5,371,435	$6,189,335	$557,964	$4,074,916	$(6,452,596)	$9,741,054
Liabilities and Equity
Intercompany Payable	$—	$—	$1,389	$1,227,749	$(1,229,138)	$—
Current Portion of Long-Term Debt	—	45,458	—	67,080	(29)	112,509
Total Other Current Liabilities	57,457	461,102	33,895	295,432	—	847,886
Liabilities held for sale (see Note 10)	—	—	—	21,634	—	21,634
Long-Term Debt, Net of Current Portion	3,091,903	1,119,548	286,547	1,605,060	—	6,103,058
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	3,609,376	—	—	(3,610,376)	—
Other Long-term Liabilities	—	162,073	60,299	187,565	—	409,937
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,221,075	791,778	175,834	645,441	(1,613,053)	2,221,075
Noncontrolling Interests	—	—	—	24,955	—	24,955
Total Equity	2,221,075	791,778	175,834	670,396	(1,613,053)	2,246,030
Total Liabilities and Equity	$5,371,435	$6,189,335	$557,964	$4,074,916	$(6,452,596)	$9,741,054

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
Other Comprehensive Income (Loss):
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$329,672	$32,331	$176,679	$—	$538,682
Service	—	199,349	16,907	128,810	—	345,066
Intercompany service	—	1,013	—	19,903	(20,916)	—
Total Revenues	—	530,034	49,238	325,392	(20,916)	883,748
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	216,871	6,929	171,849	—	395,649
Selling, general and administrative	521	191,193	4,595	80,768	—	277,077
Intercompany service charges	—	3,809	16,094	1,013	(20,916)	—
Depreciation and amortization	44	67,666	3,962	43,350	—	115,022
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(839)	—	213	—	(626)
Total Operating Expenses	565	478,700	31,580	297,193	(20,916)	787,122
Operating (Loss) Income	(565)	51,334	17,658	28,199	—	96,626
Interest Expense (Income), Net	28,069	(6,064)	11,348	41,513	—	74,866
Other Expense (Income), Net	50,845	761	64	(26,029)	—	25,641
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(79,479)	56,637	6,246	12,715	—	(3,881)
Provision (Benefit) for Income Taxes	—	7,813	2,174	852	—	10,839
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(65,511)	(31,766)	(1,315)	(4,707)	103,299	—
(Loss) Income from Continuing Operations	(13,968)	80,590	5,387	16,570	(103,299)	(14,720)
Income (Loss) from Discontinued Operations	—	890	635	62	—	1,587
Net (Loss) Income	(13,968)	81,480	6,022	16,632	(103,299)	(13,133)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	835	—	835
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(13,968)	$81,480	$6,022	$15,797	$(103,299)	$(13,968)
Net (Loss) Income	$(13,968)	$81,480	$6,022	$16,632	$(103,299)	$(13,133)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	754	—	(4,894)	6,929	—	2,789
Equity in Other Comprehensive Income (Loss) of Subsidiaries	2,117	(2,569)	(48)	(4,894)	5,394	—
Total Other Comprehensive Income (Loss)	2,871	(2,569)	(4,942)	2,035	5,394	2,789
Comprehensive (Loss) Income	(11,097)	78,911	1,080	18,667	(97,905)	(10,344)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	753	—	753
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(11,097)	$78,911	$1,080	$17,914	$(97,905)	$(11,097)

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
Other Comprehensive (Loss) Income:
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$638,669	$59,936	$301,288	$—	$999,893
Service	—	384,656	31,549	218,340	—	634,545
Intercompany service	—	2,026	—	37,248	(39,274)	—
Total Revenues	—	1,025,351	91,485	556,876	(39,274)	1,634,438
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	419,409	13,719	288,626	—	721,754
Selling, general and administrative	593	339,826	7,968	136,456	—	484,843
Intercompany service charges	—	7,163	30,085	2,026	(39,274)	—
Depreciation and amortization	89	123,919	7,041	71,177	—	202,226
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,409)	6	326	—	(1,077)
Total Operating Expenses	682	888,908	58,819	498,611	(39,274)	1,407,746
Operating (Loss) Income	(682)	136,443	32,666	58,265	—	226,692
Interest Expense (Income), Net	68,053	(14,594)	21,382	67,087	—	141,928
Other Expense (Income), Net	51,731	4,243	44	(42,314)	—	13,704
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(120,466)	146,794	11,240	33,492	—	71,060
Provision (Benefit) for Income Taxes	—	16,673	4,040	2,026	—	22,739
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(169,272)	(54,696)	(2,686)	(7,835)	234,489	—
Income (Loss) from Continuing Operations	48,806	184,817	9,886	39,301	(234,489)	48,321
Income (Loss) from Discontinued Operations	—	890	635	62	—	1,587
Net Income (Loss)	48,806	185,707	10,521	39,363	(234,489)	49,908
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,102	—	1,102
Net Income (Loss) Attributable to Iron Mountain Incorporated	$48,806	$185,707	$10,521	$38,261	$(234,489)	$48,806
Net Income (Loss)	$48,806	$185,707	$10,521	$39,363	$(234,489)	$49,908
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(588)	—	(3,105)	30,460	—	26,767
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	26,216	21,530	613	(3,105)	(45,254)	—
Total Other Comprehensive Income (Loss)	25,628	20,796	(2,492)	27,355	(45,254)	26,033
Comprehensive Income (Loss)	74,434	206,503	8,029	66,718	(279,743)	75,941
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,507	—	1,507
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$74,434	$206,503	$8,029	$65,211	$(279,743)	$74,434

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(77,187)	$203,751	$13,218	$39,956	$—	$179,738
Cash Flows from Investing Activities:
Capital expenditures	—	(86,883)	(8,914)	(43,559)	—	(139,356)
Cash paid for acquisitions, net of cash acquired	—	(5,736)	(5,399)	(10,579)	—	(21,714)
Intercompany loans to subsidiaries	245,945	172,666	—	—	(418,611)	—
Investment in subsidiaries	(10,000)	(10,000)	—	—	20,000	—
Decrease in restricted cash	33,860	—	—	—	—	33,860
Acquisitions of customer relationships and customer inducements	—	(20,247)	(690)	(3,270)	—	(24,207)
Proceeds from sales of property and equipment and other, net (including real estate)	—	327	6	472	—	805
Cash Flows from Investing Activities	269,805	50,127	(14,997)	(56,936)	(398,611)	(150,612)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(3,640,841)	(331,819)	(942,385)	—	(4,915,045)
Proceeds from revolving credit and term loan facilities and other debt	—	3,616,000	334,633	1,124,402	—	5,075,035
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(830)	—	(830)
Intercompany loans from parent	—	(240,118)	877	(179,370)	418,611	—
Equity contribution from parent	—	10,000	—	10,000	(20,000)	—
Parent cash dividends	(203,229)	—	—	—	—	(203,229)
Net proceeds (payments) associated with employee stock-based awards	9,454	—	—	—	—	9,454
Excess tax benefit (deficiency) from stock-based compensation	260	—	—	—	—	260
Payment of debt financing and stock issuance costs	(29)	(110)	—	(975)	—	(1,114)
Cash Flows from Financing Activities	(193,544)	(255,069)	3,691	10,842	398,611	(35,469)
Effect of exchange rates on cash and cash equivalents	—	(67)	(14)	(2,411)	—	(2,492)
(Decrease) Increase in cash and cash equivalents	(926)	(1,258)	1,898	(8,549)	—	(8,835)
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$1,473	$3,455	$6,877	$105,293	$—	$117,098

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(107,370)	$203,070	$23,827	$86,078	$—	$205,605
Cash Flows from Operating Activities—Discontinued Operations	—	393	690	62	—	1,145
Cash Flows from Operating Activities	(107,370)	203,463	24,517	86,140	—	206,750
Cash Flows from Investing Activities:
Capital expenditures	—	(97,647)	(1,048)	(64,970)	—	(163,665)
Cash paid for acquisitions, net of cash acquired	—	4,074	(2,381)	(278,246)	—	(276,553)
Intercompany loans to subsidiaries	(148,811)	(265,060)	—	—	413,871	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(13,492)	—	(3,254)	—	(16,746)
Net proceeds from divestments (see Note 10)	—	53,950	—	—	—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	—	92	—	279	—	371
Cash Flows from Investing Activities—Continuing Operations	(150,396)	(319,668)	(3,429)	(346,191)	417,041	(402,643)
Cash Flows from Investing Activities—Discontinued Operations	—	—	90	—	—	90
Cash Flows from Investing Activities	(150,396)	(319,668)	(3,339)	(346,191)	417,041	(402,553)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(1,096,706)	(3,554,881)	(861,740)	(1,873,787)	—	(7,387,114)
Proceeds from revolving credit, term loan and bridge facilities and other debt	1,083,681	3,285,396	843,281	1,974,447	—	7,186,805
Net proceeds from sales of senior notes	492,500	246,250	—	—	—	738,750
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	456	—	456
Intercompany loans from parent	—	146,909	(14,427)	281,389	(413,871)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(232,596)	—	—	—	—	(232,596)
Net proceeds (payments) associated with employee stock-based awards	18,641	—	—	—	—	18,641
Excess tax benefit (deficiency) from stock-based compensation	29	—	—	—	—	29
Payment of debt financing and stock issuance costs	(7,532)	(4,500)	—	—	—	(12,032)
Cash Flows from Financing Activities—Continuing Operations	258,017	120,759	(32,886)	384,090	(417,041)	312,939
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	258,017	120,759	(32,886)	384,090	(417,041)	312,939
Effect of exchange rates on cash and cash equivalents	—	—	1,842	(10,370)	—	(8,528)
Increase (Decrease) in cash and cash equivalents	251	4,554	(9,866)	113,669	—	108,608
Cash and cash equivalents, beginning of period	151	6,472	13,182	108,576	—	128,381
Cash and cash equivalents, end of period	$402	$11,026	$3,316	$222,245	$—	$236,989

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information

During the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment. As a result of this change, previously reported segment information has been restated to conform to the current presentation. There were no changes to our operating segments or our reportable operating segments as a result of the Recall Transaction.
Our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—provides records and information management services, including the storage of physical records, including media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); and DMS throughout the United States and Canada; as well as fulfillment services and technology escrow services in the United States.

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

•
Western European Business—provides records and information management services, including Records Management, Data Protection & Recovery and DMS throughout the United Kingdom, Austria, Belgium, France, Germany, Ireland, Netherlands, Spain and Switzerland, as well as DMS in Sweden.

•
Other International Business—provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia Pacific and Africa, including Records Management, Data Protection & Recovery and DMS. Our European operations provide records and information management services, including Records Management, Data Protection & Recovery and DMS throughout the Czech Republic, Denmark, Estonia, Finland, Greece, Hungary, Latvia, Lithuania, Norway, Poland, Romania, Russia, Serbia, Slovakia, Turkey and Ukraine as well as Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide records and information management services, including Records Management, Data Protection & Recovery and DMS throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China, Hong Kong-SAR, India, Malaysia, Singapore, Taiwan and Thailand. Our African operations provide Records Management and DMS in South Africa.

•
Corporate and Other Business—primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Businesses operating segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2015
Total Revenues	$448,887	$99,600	$98,269	$108,313	$4,665	$759,734
Depreciation and Amortization	46,293	5,498	11,615	14,731	9,412	87,549
Depreciation	41,335	5,300	10,131	10,141	9,317	76,224
Amortization	4,958	198	1,484	4,590	95	11,325
Adjusted OIBDA	176,787	50,622	27,325	20,620	(52,126)	223,228
Expenditures for Segment Assets	44,467	9,039	4,950	20,754	15,617	94,827
Capital Expenditures	30,929	2,039	4,140	14,254	13,218	64,580
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	8,178	—	(309)	5,015	2,399	15,283
Acquisitions of Customer Relationships and Customer Inducements	5,360	7,000	1,119	1,485	—	14,964
For the Three Months Ended June 30, 2016
Total Revenues	481,470	103,270	118,198	165,669	15,141	883,748
Depreciation and Amortization	57,465	6,077	15,069	25,897	10,514	115,022
Depreciation	47,867	5,832	11,698	18,323	9,810	93,530
Amortization	9,598	245	3,371	7,574	704	21,492
Adjusted OIBDA	189,138	57,081	33,273	41,931	(59,989)	261,434
Expenditures for Segment Assets	19,872	3,750	(1,158)	281,589	45,461	349,514
Capital Expenditures	14,734	2,302	5,978	15,380	44,419	82,813
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	(2,546)	(59)	(7,103)	265,879	1,042	257,213
Acquisitions of Customer Relationships and Customer Inducements	7,684	1,507	(33)	330	—	9,488
As of and for the Six Months Ended June 30, 2015
Total Revenues	891,574	196,835	197,334	214,051	9,226	1,509,020
Depreciation and Amortization	91,596	10,842	22,896	29,154	19,012	173,500
Depreciation	81,671	10,584	19,959	19,931	18,870	151,015
Amortization	9,925	258	2,937	9,223	142	22,485
Adjusted OIBDA	358,267	101,910	56,357	41,876	(103,964)	454,446
Total Assets (1)(2)	3,632,747	652,212	913,199	952,146	228,446	6,378,750
Expenditures for Segment Assets	86,842	13,988	12,538	43,302	28,607	185,277
Capital Expenditures	64,109	6,946	8,550	33,543	26,208	139,356
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	8,778	(21)	2,510	8,048	2,399	21,714
Acquisitions of Customer Relationships and Customer Inducements	13,955	7,063	1,478	1,711	—	24,207
As of and for the Six Months Ended June 30, 2016
Total Revenues	926,151	199,613	212,074	267,010	29,590	1,634,438
Depreciation and Amortization	102,815	11,747	26,320	40,183	21,161	202,226
Depreciation	88,122	11,254	20,369	29,225	19,950	168,920
Amortization	14,693	493	5,951	10,958	1,211	33,306
Adjusted OIBDA	365,695	110,541	65,219	63,507	(108,382)	496,580
Total Assets (1)	5,202,917	786,019	1,172,297	2,085,246	494,575	9,741,054
Expenditures for Segment Assets	66,538	8,577	4,902	313,745	63,202	456,964
Capital Expenditures	56,822	7,129	10,037	27,542	62,135	163,665
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	(2,676)	(59)	(7,103)	285,349	1,042	276,553
Acquisitions of Customer Relationships and Customer Inducements	12,392	1,507	1,968	854	25	16,746
______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

(2)
During the fourth quarter of 2015, we adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. Total assets as of June 30, 2015 for the Western European Business, Other International Business and Corporate and Other Business segments have been reduced by $9,907, $788, and $33,132, respectively, to reflect the adoption of ASU 2015-03.

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
A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Adjusted OIBDA	$223,228	$261,434	$454,446	$496,580
Less: Depreciation and Amortization	87,549	115,022	173,500	202,226
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	515	(626)	848	(1,077)
Recall Costs(1)	5,662	50,412	5,662	68,739
Interest Expense, Net	66,087	74,866	130,985	141,928
Other Expense (Income), Net	2,004	25,641	24,353	13,704
Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes	$61,411	$(3,881)	$119,098	$71,060
_______________________________________________________________________________

(1)
Includes operating expenditures associated with our acquisition of Recall, including operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period ("Recall Deal Close & Divestment Costs"), as well as operating expenditures to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Integration Costs" and, collectively with Recall Deal Close & Divestment Costs, "Recall Costs").

(8) Commitments and Contingencies
a.    Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $21,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies (Continued)

b. Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We have been sued by five customers. Four of those lawsuits have been settled and one, a claim asserted by Azienda per i Transporti Autoferrotranviari del Comune di Roma, S.p.A, seeking 42,600 Euros for the loss of its current and historical archives, remains pending. We have also received correspondence from other affected customers, including certain customers demanding payment under various theories of liability. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. We sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire. As a result of the sale of the Italian operations, any future statement of operations and cash flow impacts related to the fire will be reflected as discontinued operations.
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
d. Brooklyn Fire (Recall)
On January 31, 2015, a former Recall leased facility located in Brooklyn, New York was completely destroyed by a fire. Approximately 900,000 cartons were lost impacting approximately 1,200 customers. No one was injured as a result of the fire. We believe we carry adequate insurance to cover any losses resulting from the fire. There are two pending customer-related lawsuits stemming from the fire, both of which are being defended by our warehouse legal liability insurer. We have also received correspondence from other customers, under various theories of liability. We deny any liability with respect to the fire and we have referred these claims to our insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2015 and in the first six months of 2016, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 18, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments

As disclosed in Note 4, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, ACCC, CCB and CMA and, as part of the regulatory approval process, we agreed to make the Divestments.
The assets and liabilities related to the Seattle/Atlanta Divestments, the Australia Divestment Business, the Canadian Divestments and the UK Divestments are included in our Consolidated Balance Sheet as of June 30, 2016. The assets and liabilities related to the Initial United States Divestments were sold to Access CIG in the Access Sale on May 4, 2016.
The following provides additional information regarding (a) the Access Sale; (b) the assets and liabilities related to the Seattle/Atlanta Divestments, the Australia Divestment Business, the Canadian Divestments and the UK Divestments (collectively, the “Divestments Held for Sale”), each of which are classified as held for sale on our Consolidated Balance Sheet as of June 30, 2016; and (c) the presentation of the Divestments in our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016, respectively, and our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016, respectively.

a.	Access Sale

On May 4, 2016, we completed the Access Sale for total consideration of approximately $80,000, subject to adjustments. Of the total consideration, we received $55,000 in cash proceeds upon the closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27 month anniversary of the closing of the Access Sale (the “Access Contingent Consideration”). Our estimate of the fair value of the Access Contingent Consideration is $25,000 and, accordingly, we have recognized a non-trade receivable included in other, a component of other assets, net in our Consolidated Balance Sheet as of June 30, 2016 for this amount. The assets subject to the Access Sale were acquired in the Recall Transaction and, therefore, the preliminary estimated fair value of the Access Contingent Consideration has been reflected in the allocation of the purchase price for Recall (as presented in Note 4) as a component of "Fair Value of Divestments". We will reassess our initial estimate of the Access Contingent Consideration as additional information becomes available to us. We are not aware of any information that would indicate that the final fair value of the Access Contingent Consideration will differ meaningfully from our initial estimate. Our policy related to the recognition of contingent consideration (from a seller’s perspective) is to recognize contingent consideration at its estimated fair value upon closing of the transaction. Our policy related to the subsequent measurement of contingent consideration (from a seller’s perspective) is (i) to recognize contingent consideration in excess of our original estimate of fair value upon cash receipt of such consideration and (ii) to recognize any impairment of the contingent consideration compared to our original estimate in the period in which we determine such an impairment exists.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

b.	Assets and Liabilities Held for Sale

We have concluded that, as of June 30, 2016, the assets and liabilities related to the Divestments Held for Sale meet the criteria to be reported as held for sale on our Consolidated Balance Sheet as of June 30, 2016.
Our assets and liabilities held for sale as of June 30, 2016 are comprised of the following:

Description	Seattle/Atlanta Divestments	Australia Divestment Business	Recall Canadian Divestments	Iron Mountain Canadian Divestments	UK Divestments	Total
Assets held for sale:
Accounts receivable	$—	$8,957	$—	$—	$—	$8,957
Deferred income taxes	—	1,388	—	—	—	1,388
Prepaid expenses and other	—	582	—	—	—	582
Property, plant and equipment, net	—	23,952	—	1,666	—	25,618
Goodwill	—	40,089	—	3,332	—	43,421
Estimated fair value of assets held for sale, less costs to sell	23,118	—	20,333	—	5,433	48,884
Customer relationships and customer inducements	—	14,627	—	—	—	14,627
Other	—	491	—	—	—	491
	$23,118	$90,086	$20,333	$4,998	$5,433	$143,968

Liabilities held for sale:
Accounts payable	$—	$1,484	$—	$—	$—	$1,484
Accrued expenses	—	5,318	—	—	—	5,318
Deferred revenue	—	1,712	—	—	—	1,712
Other long-term liabilities	—	8,726	—	—	—	8,726
Deferred rent	—	2,621	—	—	—	2,621
Other	—	—	—	—	1,773	1,773
	$—	$19,861	$—	$—	$1,773	$21,634

The assets and liabilities associated with the Seattle/Atlanta Divestments and the Canadian Divestments are included in our North American Records and Information Management Business segment. The assets and liabilities associated with the Australia Divestment Business are included in our Other International Business segment. The assets and liabilities associated with the UK Divestments are included in our Western European Business segment.

c.	Presentation of Divestments in Consolidated Statements of Operations and Consolidated Statements of Cash Flows

We have concluded that the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016, respectively, and in our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016, respectively, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are included as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016, respectively, and the cash flows associated with these businesses are included as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments, and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and in our Consolidated Statements of Cash Flows for the six months ended June 30, 2016, respectively, as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.
The table below summarizes certain results of operations of the Recall Divestments:

	Three Months Ended June 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments	Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$1,810	$1,888	$311	$4,009
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	—	934	867	75	1,876
Provision (Benefit) for Income Taxes	—	44	232	13	289
Income (Loss) from Discontinued Operations, Net of Tax	$—	$890	$635	$62	$1,587

	Six Months Ended June 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments	Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$1,810	$1,888	$311	$4,009
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	—	934	867	75	1,876
Provision (Benefit) for Income Taxes	—	44	232	13	289
Income (Loss) from Discontinued Operations, Net of Tax	$—	$890	$635	$62	$1,587
______________________________________________________________________________

(1)
The Access Sale occurred nearly simultaneously with the closing of the Recall Transaction. Accordingly, the revenue and expenses associated with the Initial United States Divestments are not included in our Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively, and the cash flows associated with the Initial United States Divestments are not included in our Consolidated Statement of Cash Flows for the six months ended June 30, 2016, due to the immaterial nature of the revenues, expenses and cash flows related to the Initial United States Divestments for the period of time we owned these businesses (May 2, 2016 through May 4, 2016).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Transformation Initiative

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $76 and $5,819 for the three and six months ended June 30, 2016, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—	$—
Selling, general and administrative expenses	—	76	—	5,819
Total	$—	$76	$—	$5,819

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
North American Records and Information Management Business	$—	$—	$—	$2,289
North American Data Management Business	—	—	—	395
Western European Business	—	—	—	204
Other International Business	—	—	—	—
Corporate and Other Business	—	76	—	2,931
Total	$—	$76	$—	$5,819

Through June 30, 2016, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $15,986. As of June 30, 2016, we had accrued $1,588 related to the Transformation Initiative. We expect that this liability will be paid throughout the second half of 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Recall Costs

We expect to incur approximately $300,000 of Recall Costs, including approximately $80,000 of Recall Deal Close & Divestment Costs, as well as approximately $220,000 of Recall Integration Costs.
Recall Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Recall Deal Close & Divestment Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—	$—
Selling, general and administrative expenses	5,662	24,716	5,662	32,077
Total Recall Deal Close & Divestment Costs	$5,662	$24,716	$5,662	$32,077

	Recall Integration Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$331	$—	$331
Selling, general and administrative expenses	—	25,365	—	36,331
Total Recall Integration Costs	$—	$25,696	$—	$36,662

Total Recall Costs	$5,662	$50,412	$5,662	$68,739

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Recall Costs (Continued)

Recall Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Recall Deal Close & Divestment Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
North American Records and Information Management Business	$—	$—	$—	$—
North American Data Management Business	—	—	—	—
Western European Business	—	—	—	—
Other International Business	—	—	—	—
Corporate and Other Business	5,662	24,716	5,662	32,077
Total Recall Deal Close & Divestment Costs	$5,662	$24,716	$5,662	$32,077

		Recall Integration Costs
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2016	2015	2016
North American Records and Information Management Business		$—	$2,794	$—	$2,833
North American Data Management Business		—	517	—	517
Western European Business		—	3,913	—	4,130
Other International Business		—	5,517	—	5,948
Corporate and Other Business		—	12,955	—	23,234
Total Recall Integration Costs		$—	$25,696	$—	$36,662

Total Recall Costs	`	$5,662	$50,412	$5,662	$68,739
As of June 30, 2016, we had accrued approximately $14,100 of Recall Integration Costs, primarily related to employee severance costs. We expect that this liability will be paid through the first half of 2017.
(13) Subsequent Event
In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe Group A/S (“Santa Fe”) in ten regions within Europe and Asia for approximately 27,000 Euro, or approximately $30,200 (the “Santa Fe Transaction”), based upon the exchange rate between the United States dollar and the Euro as of August 2, 2016. Santa Fe operates its information management business in Spain, India, Hong Kong, Macau, Indonesia, the Philippines, Singapore, Malaysia, South Korea and Taiwan. The Santa Fe Transaction is expected to close by the end of 2016. The memorandum of understanding between us and Santa Fe is non-binding and any binding agreement we enter into with Santa Fe will be subject to closing conditions; accordingly, we can provide no assurance that we will complete this acquisition, that the acquisition will not be delayed or that the terms of the acquisition will not change.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2016, included herein, and for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2016 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2016 consolidated internal revenue growth rate and capital expenditures, (3) statements made in relation to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") including (i) the total cost to integrate the combined companies and (ii) the proceeds we will receive in relation to the Divestments (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) associated with the Recall Transaction and (4) expected cost savings associated with the Transformation Initiative (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report, as well as our other periodic reports filed with the SEC including under "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on April 28, 2016 and in our Annual Report.

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2016 within each section. Trends and changes that are consistent with the three and six month periods are not repeated and are discussed on a year to date basis.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331.8 million and issued approximately 50.2 million shares of our common stock which, based upon the closing price of our common stock as of April 29, 2016 (the last day of trading on the New York Stock Exchange (the "NYSE") prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million.
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations are included in our consolidated results from their respective acquisition dates. With respect to the acquisition of Recall, the results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the three and six months ended June 30, 2015 and 2016, respectively.
We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) approximately $80.0 million of operating expenditures, including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period (“Recall Deal Close & Divestment Costs”), (ii) approximately $220.0 million of operating expenditures to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs (“Recall Integration Costs” and, collectively with Recall Deal Close & Divestment Costs, “Recall Costs”) and (iii) approximately $80.0 million of capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through June 30, 2016, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $117.9 million, including $115.8 million of Recall Costs and $2.1 million of capital expenditures.
See Note 12 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on Recall Costs, including costs recorded by segment as well as recorded between costs of sales and selling, general and administrative expenses.
Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $0.1 million and $5.8 million for the three and six months ended June 30, 2016, respectively, primarily related to employee severance and associated benefits. See Note 11 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on costs related to the Transformation Initiative, including costs recorded by segment.
As we quantify incremental costs associated with future Transformation Initiative actions to achieve our $125.0 million cost reduction goal, we will disclose the relevant cost estimates and charges in the period that such actions are approved.
General
During the fourth quarter of 2015, as a result of changes in the senior management of our business in Norway, we determined that our Norway operations are now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment. As a result of this change, previously reported segment information has been restated to conform to the current presentation. There were no changes to our operating segments or reportable operating segments as a result of the Recall Transaction.

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

Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, building and leasehold improvements, computer systems hardware and software and buildings. Amortization relates primarily to customer relationship intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.777	$0.746	(4.0)%
Brazilian real	$0.325	$0.285	(12.3)%
British pound sterling	$1.532	$1.434	(6.4)%
Canadian dollar	$0.813	$0.776	(4.6)%
Euro	$1.106	$1.129	2.1%

	Average Exchange Rates for the Six Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.782	$0.734	(6.1)%
Brazilian real	$0.338	$0.271	(19.8)%
British pound sterling	$1.524	$1.433	(6.0)%
Canadian dollar	$0.810	$0.752	(7.2)%
Euro	$1.117	$1.116	(0.1)%

Non-GAAP Measures
Adjusted OIBDA
Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments, (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net, Recall Costs and REIT Costs (as defined in Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report). Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) Recall Costs; (5) REIT Costs; (6) other expense (income), net; (7) income (loss) from discontinued operations, net of tax; (8) gain (loss) on sale of discontinued operations, net of tax; and (9) net income (loss) attributable to noncontrolling interests.
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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Operating Income	$129,502	$96,626	$274,436	$226,692
Add: Depreciation and Amortization	87,549	115,022	173,500	202,226
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	515	(626)	848	(1,077)
Recall Costs	5,662	50,412	5,662	68,739
Adjusted OIBDA	$223,228	$261,434	$454,446	$496,580

Adjusted EPS
Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) other expense (income), net; (5) Recall Costs; (6) REIT Costs; and (7) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Reported EPS—Fully Diluted from Continuing Operations	$0.25	$(0.06)	$0.45	$0.21
Add: Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	—
Other Expense (Income), Net	0.01	0.10	0.11	0.06
Recall Costs	0.03	0.20	0.03	0.30
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	(0.01)	0.01	(0.02)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.28	$0.24	$0.60	$0.55
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and six months ended June 30, 2015 and 2016, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2015 and 2016 was 13.9% and 17.2%, respectively.

(2)	Columns may not foot due to rounding.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) deferred income taxes and REIT tax adjustments; (5) Recall Costs; (6) REIT Costs; (7) income (loss) from discontinued operations, net of tax; and (8) gain (loss) on sale of discontinued operations, net of tax.
Reconciliation of Net Income to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net Income (Loss)	$54,007	$(13,133)	$95,746	$49,908
Add: Real Estate Depreciation(1)	45,249	58,319	89,558	103,382
FFO (NAREIT)	99,256	45,186	185,304	153,290
Add: Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	515	(626)	848	(1,077)
Other Expense, Net(2)	2,004	25,641	24,353	13,704
Deferred Income Taxes and REIT Tax Adjustments(3)	(4,516)	(2,458)	(6,490)	(8,059)
Recall Costs	5,662	50,412	5,662	68,739
Income from Discontinued Operations, Net of Tax(4)	—	(1,587)	—	(1,587)
FFO (Normalized)	$102,921	$116,568	$209,677	$225,010
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction losses, net of $17.2 million and $4.7 million in the three and six months ended June 30, 2016, respectively, and $1.7 million and $23.9 million in the three and six months ended June 30, 2015, respectively.

(3)	REIT tax adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to the REIT conversion (including the impact of amended tax returns).

(4)	Net of tax provision of $0.3 million for each of the three and six months ended June 30, 2016.

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

Results of Operations
Comparison of three and six months ended June 30, 2016 to three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$759,734	$883,748	$124,014	16.3%
Operating Expenses	630,232	787,122	156,890	24.9%
Operating Income	129,502	96,626	(32,876)	(25.4)%
Other Expenses, Net	75,495	111,346	35,851	47.5%
Income (Loss) from Continuing Operations	54,007	(14,720)	(68,727)	(127.3)%
Income from Discontinued Operations, Net of Tax	—	1,587	1,587	100.0%
Net Income (Loss)	54,007	(13,133)	(67,140)	(124.3)%
Net Income Attributable to Noncontrolling Interests	677	835	158	23.3%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$53,330	$(13,968)	$(67,298)	(126.2)%
Adjusted OIBDA(1)	$223,228	$261,434	$38,206	17.1%
Adjusted OIBDA Margin(1)	29.4%	29.6%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$1,509,020	$1,634,438	$125,418	8.3%
Operating Expenses	1,234,584	1,407,746	173,162	14.0%
Operating Income	274,436	226,692	(47,744)	(17.4)%
Other Expenses, Net	178,690	178,371	(319)	(0.2)%
Income from Continuing Operations	95,746	48,321	(47,425)	(49.5)%
Income from Discontinued Operations, Net of Tax	—	1,587	1,587	100.0%
Net Income	95,746	49,908	(45,838)	(47.9)%
Net Income Attributable to Noncontrolling Interests	1,320	1,102	(218)	(16.5)%
Net Income Attributable to Iron Mountain Incorporated	$94,426	$48,806	$(45,620)	(48.3)%
Adjusted OIBDA(1)	$454,446	$496,580	$42,134	9.3%
Adjusted OIBDA Margin(1)	30.1%	30.4%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$461,209	$538,682	$77,473	16.8%	19.3%	2.1%
Service	298,525	345,066	46,541	15.6%	18.5%	(2.1)%
Total Revenues	$759,734	$883,748	$124,014	16.3%	19.0%	0.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$920,081	$999,893	$79,812	8.7%	11.7%	2.2%
Service	588,939	634,545	45,606	7.7%	11.3%	(0.3)%
Total Revenues	$1,509,020	$1,634,438	$125,418	8.3%	11.5%	1.2%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the weighted average year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Consolidated storage rental revenues increased $77.5 million, or 16.8%, to $538.7 million and $79.8 million, or 8.7%, to $999.9 million for the three and six months ended June 30, 2016, respectively, from $461.2 million and $920.1 million for the three and six months ended June 30, 2015, respectively. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures and consolidated internal storage rental revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 17.2% and 9.5% to the reported storage rental revenue growth rates for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Storage rental revenues attributable to Recall were $68.7 million for both the three and six months ended June 30, 2016. Internal storage rental revenue growth of 2.2% in the six months ended June 30, 2016 compared to the same prior year period was driven by sustained internal storage rental revenue growth of 0.4%, 1.6%, 1.1% and 9.1% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rates for the three and six months ended June 30, 2016 by 2.5% and 3.0%, respectively, compared to the same prior year periods. Global records management net volumes as of June 30, 2016 increased by 27.6% over the ending volume at June 30, 2015, supported by volume increases across each of our reportable operating segments, primarily associated with the acquisition of Recall.

Consolidated service revenues increased $46.5 million, or 15.6%, to $345.1 million and $45.6 million, or 7.7%, to $634.5 million for the three and six months ended June 30, 2016, respectively, from $298.5 million and $588.9 million for the three and six months ended June 30, 2015, respectively. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative consolidated internal service revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 20.6% and 11.6% to the reported service revenue growth rates for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Service revenues attributable to Recall were $52.1 million for both the three and six months ended June 30, 2016. Internal service revenue growth was negative 2.1% and 0.3% for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods. The negative internal service revenue growth for the six months ended June 30, 2016 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the Western European Business and the North American Data Management Business segments are reflecting more recent reductions in service activity levels. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 2.9% and 3.6% for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods.

For the reasons stated above, our consolidated revenues increased $124.0 million, or 16.3%, to $883.7 million and $125.4 million, or 8.3%, to $1,634.4 million for the three and six months ended June 30, 2016, respectively, from $759.7 million and $1,509.0 million for the three and six months ended June 30, 2015, respectively. The net impact of acquisitions/divestitures contributed 18.6% and 10.3% to the reported consolidated revenue growth rates for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Total revenues attributable to Recall were $120.8 million for both the three and six months ended June 30, 2016. Consolidated internal revenue growth was 0.4% and 1.2% in the three and six months ended June 30, 2016, respectively, compared to the same prior year periods. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenues by 2.7% and 3.2% in the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling and the Canadian dollar against the United States dollar, based on an analysis of weighted average rates for the comparable periods.
Internal Growth—Eight-Quarter Trend

	2014		2015				2016
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.2%	3.5%	3.0%	2.7%	2.8%	2.2%	2.2%	2.1%
Service Revenue	(2.7)%	2.3%	(1.0)%	—%	(0.9)%	0.3%	1.6%	(2.1)%
Total Revenue	0.2%	3.0%	1.4%	1.6%	1.3%	1.4%	2.0%	0.4%

We expect our consolidated internal revenue growth rate for 2016 to be approximately 1.5% to 2.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 3.5%. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2014 and 2015 were 2.2% and 2.7%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
Labor	$167,840	$192,569	$24,729	14.7%	18.3%	22.1%	21.8%	(0.3)%
Facilities	103,584	132,920	29,336	28.3%	31.9%	13.6%	15.0%	1.4%
Transportation	25,676	33,226	7,550	29.4%	32.3%	3.4%	3.8%	0.4%
Product Cost of Sales and Other	29,183	36,603	7,420	25.4%	29.0%	3.8%	4.1%	0.3%
Recall Costs	—	331	331	100.0%	100.0%	—%	0.0%	0.0%
	$326,283	$395,649	$69,366	21.3%	24.8%	42.9%	44.8%	1.9%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
Labor	$325,484	$361,597	$36,113	11.1%	15.5%	21.6%	22.1%	0.5%
Facilities	214,809	237,114	22,305	10.4%	14.2%	14.2%	14.5%	0.3%
Transportation	50,352	58,475	8,123	16.1%	19.6%	3.3%	3.6%	0.3%
Product Cost of Sales and Other	57,292	64,237	6,945	12.1%	16.5%	3.8%	3.9%	0.1%
Recall Costs	—	331	331	100.0%	100.0%	—%	0.0%	0.0%
	$647,937	$721,754	$73,817	11.4%	15.5%	42.9%	44.2%	1.3%
Labor
Labor expenses decreased to 21.8% of consolidated revenues in the three months ended June 30, 2016 compared to 22.1% in the three months ended June 30, 2015. The decrease in labor expenses as a percentage of consolidated revenue was driven by a 125 basis point decrease in labor expenses associated with our North American Records and Information Business segment as a percentage of consolidated revenue (11.77% in the three months ended June 30, 2016 compared to 13.02% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue, partially offset by a 43 basis point increase in labor expenses associated with our Western European Business segment as a percentage of consolidated revenue (3.09% for the three months ended June 30, 2016 compared to 2.66% in the comparable prior year period) and a 39 basis point increase in labor expenses associated with our Other International Business segment as a percentage of consolidated revenue (4.69% for the three months ended June 30, 2016 compared to 4.30% in the comparable prior year period), each of which were primarily due to higher wages and benefits. Labor expenses for the three months ended June 30, 2016 increased by $29.8 million, or 18.3%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Labor expenses were favorably impacted by 3.6 percentage points due to currency rate changes during the three months ended June 30, 2016 compared to the same prior year period.
Labor expenses increased to 22.1% of consolidated revenues in the six months ended June 30, 2016 compared to 21.6% in the six months ended June 30, 2015. The increase in labor expenses as a percentage of consolidated revenue was driven by a 33 basis point increase in labor expenses associated with our Corporate and Other Business segment as a percentage of consolidated revenue (0.46% in the six months ended June 30, 2016 compared to 0.13% in the comparable prior year period), primarily associated with recent acquisitions, as well as a 17 basis point increase in labor expenses associated with our Western European Business segment as a percentage of consolidated revenue (2.87% in the six months ended June 30, 2016 compared to 2.70% in the comparable prior year period), primarily associated with increased wages and benefits. Labor expenses for the six months ended June 30, 2016 increased by $48.5 million, or 15.5%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Labor expenses were favorably impacted by 4.4 percentage points due to currency rate changes during the six months ended June 30, 2016 compared to the same prior year period.

Facilities
Facilities expenses increased to 14.5% of consolidated revenues in the six months ended June 30, 2016 compared to 14.2% in the six months ended June 30, 2015. The increase in facilities expenses as a percentage of consolidated revenues was driven by a 74 basis point increase in rent expense as a percentage of consolidated revenues (7.55% in the six months ended June 30, 2016 compared to 6.81% in the comparable prior year period), partially offset by a 47 basis point decrease in other facilities costs as a percentage of consolidated revenues (6.96% in the six months ended June 30, 2016 compared to 7.43% in the comparable prior year period). The increase in rent expense was primarily driven by the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction. We expect this trend in rent expense to continue through the first quarter of 2017. The decrease in other facilities costs was primarily driven by lower utilities and building maintenance costs associated with our North American Records and Information Management Business segment, as well as lower property taxes associated with our Western European Business segment. Facilities expenses for the six months ended June 30, 2016 increased by $29.5 million, or 14.2%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Facilities expenses were favorably impacted by 3.8 percentage points due to currency rate changes during the six months ended June 30, 2016 compared to the same prior year period.
Transportation
Transportation expenses increased to 3.6% of consolidated revenues in the six months ended June 30, 2016 compared to 3.3% in the six months ended June 30, 2015. The increase in transportation expenses as a percentage of consolidated revenues was driven by a 13 basis point increase in vehicle lease and insurance costs (0.44% in the six months ended June 30, 2016 compared to 0.31% in the comparable prior year period), primarily associated with our Western European Business segment. Transportation expenses for the six months ended June 30, 2016 increased by $9.6 million, or 19.6%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Transportation expenses were favorably impacted by 3.5 percentage points due to currency rate changes during the six months ended June 30, 2016 compared to the same prior year period.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues, increased to 3.9% of consolidated revenues for the six months ended June 30, 2016 compared to 3.8% in the six months ended June 30, 2015. The increase in product cost of sales and other was driven by a 26 basis point increase in product cost of sales and other associated with our Other International Business segment (1.05% for the six months ended June 30, 2016 compared to 0.79% in the comparable prior year period) driven by project costs. Product cost of sales and other increased by $9.1 million, or 16.5%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Product cost of sales and other were favorably impacted by 4.4 percentage points due to currency rate changes during the six months ended June 30, 2016.
Recall Costs
Recall Costs included in cost of sales were $0.3 million in the six months ended June 30, 2016, and primarily consisted of employee severance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$121,729	$131,416	$9,687	8.0%	10.5%	16.0%	14.9%	(1.1)%
Sales, Marketing & Account Management	54,548	61,538	6,990	12.8%	15.1%	7.2%	7.0%	(0.2)%
Information Technology	25,353	31,014	5,661	22.3%	25.1%	3.3%	3.5%	0.2%
Bad Debt Expense	8,593	3,028	(5,565)	(64.8)%	(64.5)%	1.1%	0.3%	(0.8)%
Recall Costs	5,662	50,081	44,419	784.5%	784.5%	0.7%	5.7%	5.0%
	$215,885	$277,077	$61,192	28.3%	31.1%	28.4%	31.4%	3.0%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$239,274	$243,404	$4,130	1.7%	4.7%	15.9%	14.9%	(1.0)%
Sales, Marketing & Account Management	106,880	114,760	7,880	7.4%	9.9%	7.1%	7.0%	(0.1)%
Information Technology	50,060	55,105	5,045	10.1%	13.1%	3.3%	3.4%	0.1%
Bad Debt Expense	10,423	3,166	(7,257)	(69.6)%	(69.1)%	0.7%	0.2%	(0.5)%
Recall Costs	5,662	68,408	62,746	1,108.2%	1,108.2%	0.4%	4.2%	3.8%
	$412,299	$484,843	$72,544	17.6%	20.8%	27.3%	29.7%	2.4%
General and Administrative
General and administrative expenses decreased to 14.9% of consolidated revenues during the six months ended June 30, 2016 compared to 15.9% in the six months ended June 30, 2015. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven by a 46 basis point decrease in professional fees (1.29% in the six months ended June 30, 2016 compared to 1.75% in the comparable prior year period), primarily associated with our North American Records and Information Management, Western European and Corporate and Other Business segments and a 36 basis point decrease in employee related expenses (1.12% in the six months ended June 30, 2016 compared to 1.48% in the comparable prior year period), primarily due to decreased travel and entertainment expenses across all business segments. General and administrative expenses for the six months ended June 30, 2016 increased by $11.0 million, or 4.7%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. General and administrative expenses were favorably impacted by 3.0 percentage points due to currency rate changes during the six months ended June 30, 2016.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 7.0% of consolidated revenues during the six months ended June 30, 2016 compared to 7.1% in the six months ended June 30, 2015. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a 12 basis point decrease in sales, marketing and account management expenses associated with our North American Records and Information Management Business segment (3.43% in the six months ended June 30, 2016 compared to 3.55% in the comparable prior year period), primarily associated with decreased professional fees. Sales, marketing and account management expenses for the six months ended June 30, 2016 increased by $10.4 million, or 9.9%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Sales, marketing and account management expenses were favorably impacted by 2.5 percentage points due to currency rate changes during the six months ended June 30, 2016.

Information Technology
Information technology expenses increased to 3.4% of consolidated revenues during the six months ended June 30, 2016 compared to 3.3% in the six months ended June 30, 2015. The increase in information technology expenses as a percentage of consolidated revenues was driven by a 13 basis point increase in information technology expenses associated with our Corporate and Other Business segment as a percentage of consolidated revenues (2.14% in the six months ended June 30, 2016 compared to 2.01%, in the comparable prior year period), primarily associated with increased software maintenance and license fees. Information technology expenses for the six months ended June 30, 2016 increased by $6.4 million, or 13.1%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Information technology expenses were favorably impacted by 3.0 percentage points due to currency rate changes during the six months ended June 30, 2016.
Bad Debt Expense
Consolidated bad debt expense for the six months ended June 30, 2016 decreased to 0.2% of consolidated revenues during the six months ended June 30, 2016 compared to 0.7% in the six months ended June 30, 2015. Bad debt expenses for the six months ended June 30, 2016 decreased by $7.1 million, or 69.1%, on a constant dollar basis compared to the same prior year period. This decrease in bad debt expense was primarily driven by lower bad debt expense associated with our North American Records and Information Management Business segment. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Recall Costs
Recall Costs included in selling, general and administrative expenses were $68.4 million in the six months ended June 30, 2016, and primarily consisted of advisory and professional fees, as well as severance and REIT conversion costs. Recall Costs included in selling, general and administrative expenses were $5.7 million in the six months ended June 30, 2015, and primarily consisted of advisory and professional fees.
Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $17.9 million on a reported dollar basis ($21.7 million on a constant dollar basis) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. In particular, the increase in depreciation expense was driven by (i) the depreciation of leasehold improvements acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the useful life of the leasehold improvements, 10 years or the life of the lease (whichever is shorter) and (ii) the depreciation of racking structures included in leased facilities acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the useful life of the racking structures, 20 years or the life of the lease (whichever is shorter). See Note 2.f. to Notes to Consolidated Financial Statements in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $10.8 million on a reported dollar basis ($11.9 million on a constant dollar basis) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.1 million for the six months ended June 30, 2016 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.8 million for the six months ended June 30, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment.

OPERATING INCOME AND ADJUSTED OIBDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated operating income and Adjusted OIBDA:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2016
Operating Income	$129,502	$96,626	$(32,876)	(25.4)%
Operating Income as a Percentage of Consolidated Revenue	17.0%	10.9%
Adjusted OIBDA	223,228	261,434	38,206	17.1%
Adjusted OIBDA Margin	29.4%	29.6%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2016
Operating Income	$274,436	$226,692	$(47,744)	(17.4)%
Operating Income as a Percentage of Consolidated Revenue	18.2%	13.9%
Adjusted OIBDA	454,446	496,580	42,134	9.3%
Adjusted OIBDA Margin	30.1%	30.4%
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $8.8 million to $74.9 million (8.5% of consolidated revenues) and $10.9 million to $141.9 million (8.7% of consolidated revenues for the three and six months ended June 30, 2016, respectively, from $66.1 million (8.7% of consolidated revenues) and $131.0 million (8.7% of consolidated revenues) for the three and six months ended June 30, 2015, respectively, primarily due to (i) the issuance of $1,000.0 million in aggregate principal amount of 6% Senior Notes due 2020 (the "6% Notes due 2020") by Iron Mountain Incorporated ("IMI") in September 2015, (ii) $850.0 million of borrowings under the Bridge Facility (as defined below) during the second quarter of 2016, (iii) the issuance of $500.0 million in aggregate principal amount of 4 3/8% Senior Notes due 2021 (the "4 3/8% Notes") by IMI in May 2016, (iv) the issuance of $250.0 million in aggregate principal amount of 5 3/8% Senior Notes due 2026 (the "5 3/8% Notes") by Iron Mountain US Holdings, Inc. ("IM US Holdings") in May 2016, and (v) higher borrowings (on a weighted average basis) under the Credit Agreement (as defined below) during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was partially offset by the redemption in October 2015 of (i) 255.0 million Euro aggregate principal outstanding of the 6 3/4% Euro Senior Subordinated Notes due 2018, (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Senior Subordinated Notes due 2019 and (iii) the remaining $106.0 million aggregate principal outstanding of the 8 3/8% Senior Subordinated Notes due 2021. Our weighted average interest rate was 5.1% and 5.4% at June 30, 2016 and 2015, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2015	2016		2015	2016
Foreign currency transaction losses (gains), net	$1,656	$17,193	$15,537	$23,922	$4,651	$(19,271)
Debt extinguishment expense	—	9,283	9,283	—	9,283	9,283
Other, net	348	(835)	(1,183)	431	(230)	(661)
	$2,004	$25,641	$23,637	$24,353	$13,704	$(10,649)
We recorded net foreign currency transaction losses of $4.7 million in the six months ended June 30, 2016, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso and British pound sterling against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro denominated borrowings by IMI under our Revolving Credit Facility (as defined below). These losses were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, Euro and Russian ruble against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries.
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

We recorded a charge of approximately $9.3 million in the second quarter of 2016 related to the termination of the Bridge Facility (as defined below), which primarily consists of the write-off of unamortized deferred financing costs.
Provision for Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rates for the three and six months ended June 30, 2015 were 12.1% and 19.6%, respectively. For the three months ended June 30, 2016, we had a net loss from continuing operations before provision of income taxes of $3.9 million and a provision for income taxes of $10.8 million; as such our effective tax rate for the three months ended June 30, 2016 is not meaningful. Our effective tax rate for the six months ended June 30, 2016 was 32.0%. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and six months ended June 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and state income taxes. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and six months ended June 30, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense, and substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

INCOME (LOSS) FROM CONTINUING OPERATIONS (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2016
Income (Loss) from Continuing Operations	$54,007	$(14,720)	$(68,727)	(127.3)%
Income (Loss) from Continuing Operations as a Percentage of Consolidated Revenue	7.1%	(1.7)%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2016
Income from Continuing Operations	$95,746	$48,321	$(47,425)	(49.5)%
Income from Continuing Operations as a Percentage of Consolidated Revenue	6.3%	3.0%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations, net of tax was $1.6 million for the six months ended June 30, 2016, primarily related to the operations of the Recall Divestments (as defined in Note 10 to Notes to Consolidated Financial Statements included in this Quarterly Report).
NONCONTROLLING INTERESTS
For the three and six months ended June 30, 2016, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.8 million and $1.1 million, respectively. For the three and six months ended June 30, 2015, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.7 million and $1.3 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$270,174	$287,911	$17,737	6.6%	7.1%	0.7%
Service	178,713	193,559	14,846	8.3%	8.9%	(1.2)%
Segment Revenue	$448,887	$481,470	$32,583	7.3%	7.8%	—%
Segment Adjusted OIBDA(1)	$176,787	$189,138	$12,351
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	39.4%	39.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$539,800	$555,134	$15,334	2.8%	3.6%	0.4%
Service	351,774	371,017	19,243	5.5%	6.5%	1.3%
Segment Revenue	$891,574	$926,151	$34,577	3.9%	4.7%	0.8%
Segment Adjusted OIBDA(1)	$358,267	$365,695	$7,428
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.2%	39.5%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

For the three and six months ended June 30, 2016, reported revenue in our North American Records and Information Management Business segment increased 7.3% and 3.9%, respectively, compared to the three and six months ended June 30, 2015. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 7.8% and 3.9% to the reported revenue growth rates in our North American Records and Information Management Business segment for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven by our acquisition of Recall. Reported revenues in our North American Records and Information Management Business segment attributable to Recall were $33.4 million for the three and six months ended June 30, 2016. The internal revenue growth in the six months ended June 30, 2016 was primarily the result of internal service revenue growth of 1.3% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which was driven by special project revenue recognized in the first quarter of 2016 that did not repeat in the second quarter of 2016. The negative internal service revenue growth of 1.2% in the three months ended June 30, 2016 was primarily due to a decrease in special project revenue in the three months ended June 30, 2016 compared to the same prior year period. For the three and six months ended June 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.5% and 0.8%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 70 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by a 123 basis point increase in cost of sales as a percentage of segment revenue (44.78% in the six months ended June 30, 2016 compared to 43.55% in the comparable prior year period), primarily associated with increased wages and medical costs (primarily due to a higher number of significant medical claims in the six months ended June 30, 2016 compared to the same prior year period) partially offset by a 54 basis point decrease in selling, general and administrative expenses as a percentage of segment revenue (15.73% in the six months ended June 30, 2016 compared to 16.27% in the comparable prior year period), primarily associated with lower bad debt expense.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$64,068	$69,642	$5,574	8.7%	9.0%	1.3%
Service	35,532	33,628	(1,904)	(5.4)%	(5.1)%	(13.5)%
Segment Revenue	$99,600	$103,270	$3,670	3.7%	4.0%	(4.0)%
Segment Adjusted OIBDA(1)	$50,622	$57,081	$6,459
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	50.8%	55.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$127,920	$134,990	$7,070	5.5%	6.0%	1.6%
Service	68,915	64,623	(4,292)	(6.2)%	(5.8)%	(10.3)%
Segment Revenue	$196,835	$199,613	$2,778	1.4%	1.9%	(2.6)%
Segment Adjusted OIBDA(1)	$101,910	$110,541	$8,631
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	51.8%	55.4%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

For the three and six months ended June 30, 2016, reported revenue in our North American Data Management Business segment increased 3.7% and 1.4%, respectively, compared to the three and six months ended June 30, 2015. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 8.0% and 4.5% to the reported revenue growth rates in our North American Data Management Business segment for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven by our acquisition of Recall. Reported revenues in our North American Data Management Business segment attributable to Recall were $6.6 million for the three and six months ended June 30, 2016. The negative internal revenue growth was primarily attributable to negative internal service revenue growth of 13.5% and 10.3% for the three and six months ended June 30, 2016, respectively, which was due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 1.3% and 1.6% in the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.3% and 0.5%, respectively, compared to the same prior year periods due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 360 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by a 302 basis point decrease in overhead expenses as a percentage of segment revenue (17.51% in the six months ended June 30, 2016 compared to 20.53% in the comparable prior year period), primarily driven by lower selling, general and administrative expenses.

Western European Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$59,915	$71,573	$11,658	19.5%	23.8%	0.1%
Service	38,354	46,625	8,271	21.6%	25.6%	(4.6)%
Segment Revenue	$98,269	$118,198	$19,929	20.3%	24.5%	(1.7)%
Segment Adjusted OIBDA(1)	$27,325	$33,273	$5,948
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	27.8%	28.2%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$118,983	$129,392	$10,409	8.7%	13.1%	1.1%
Service	78,351	82,682	4,331	5.5%	9.6%	(6.7)%
Segment Revenue	$197,334	$212,074	$14,740	7.5%	11.7%	(2.0)%
Segment Adjusted OIBDA(1)	$56,357	$65,219	$8,862
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	28.6%	30.8%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

For the three and six months ended June 30, 2016, reported revenue in our Western European Business segment increased 20.3% and 7.5%, respectively, compared to the three and six months ended June 30, 2015. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 26.2% and 13.7% to the reported revenue growth rates in our Western European Business segment for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven by our acquisition of Recall. Reported revenues in our Western European Business segment attributable to Recall were $22.3 million for the three and six months ended June 30, 2016. Internal revenue growth for the three and six months ended June 30, 2016 was negative 1.7% and 2.0%, respectively, primarily attributable to negative internal service revenue growth of 4.6% and 6.7% for the three and six months ended June 30, 2016, respectively, which was due to reduced retrieval/refile activity and a related decrease in transportation revenues, partially offset by 0.1% and 1.1% internal storage rental revenue growth in the three and six months ended June 30, 2016, respectively. For each of the three and six months ended June 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 4.2% compared to the same prior year periods due to the weakening of the British pound sterling against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 220 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by a 433 basis point decrease in selling, general and administrative expenses as a percentage of segment revenues (25.04% in the six months ended June 30, 2016 compared to 29.37% in the comparable prior year period), primarily associated with lower professional fees, partially offset by a 214 basis point increase in cost of sales as a percentage of segment revenues (44.21% in the six months ended June 30, 2016 compared to 42.07% in the comparable prior year period) primarily associated with higher wages and employee benefits.

Other International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$62,921	$98,610	$35,689	56.7%	73.3%	8.7%
Service	45,392	67,059	21,667	47.7%	65.6%	5.3%
Segment Revenue	$108,313	$165,669	$57,356	53.0%	70.1%	7.3%
Segment Adjusted OIBDA(1)	$20,620	$41,931	$21,311
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.0%	25.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$125,665	$159,026	$33,361	26.5%	44.4%	9.1%
Service	88,386	107,984	19,598	22.2%	41.1%	8.2%
Segment Revenue	$214,051	$267,010	$52,959	24.7%	43.0%	8.8%
Segment Adjusted OIBDA(1)	$41,876	$63,507	$21,631
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.6%	23.8%
_____________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

For the three and six months ended June 30, 2016, reported revenue in our Other International Business segment increased 53.0% and 24.7%, respectively, compared to the three and six months ended June 30, 2015. In the three and six months ended June 30, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2015. The net impact of acquisitions/divestitures contributed 62.8% and 34.2% to the reported revenue growth rates in our Other International Business segment for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, driven by our acquisition of Recall. Reported revenues in our Other International Business segment attributable to Recall were $58.5 million for the three and six months ended June 30, 2016. Internal revenue growth for the three and six months ended June 30, 2016 was 7.3% and 8.8%, respectively, supported by 8.7% and 9.1% storage rental internal revenue growth for the three and six months ended June 30, 2016, respectively. Foreign currency fluctuations in the three and six months ended June 30, 2016 resulted in decreased revenue, as measured in United States dollars, of approximately 17.1% and 18.3%, respectively, as compared to the same prior year periods, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 420 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in Adjusted OIBDA as a percentage of segment revenue during the six months ended June 30, 2016 was primarily a result of a 291 basis point decrease in selling, general and administrative expenses as a percentage of segment revenue (23.25% in the six months ended June 30, 2016 compared to 26.16% in the comparable prior year period) and a 131 basis point decrease in cost of sales as a percent of segment revenue (52.97% in the six months ended June 30, 2016 compared to 54.28% in the comparable prior year period), primarily associated with compensation expenses growing at a lower rate than revenue, as well as lower professional fees.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$4,131	$10,946	$6,815	165.0%	165.0%	48.0%
Service	534	4,195	3,661	685.6%	685.6%	93.8%
Segment Revenue	$4,665	$15,141	$10,476	224.6%	224.6%	51.6%
Segment Adjusted OIBDA(1)	$(52,126)	$(59,989)	$(7,863)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.8)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$7,713	$21,351	$13,638	176.8%	176.8%	51.2%
Service	1,513	8,239	6,726	444.5%	444.5%	1.7%
Segment Revenue	$9,226	$29,590	$20,364	220.7%	220.7%	44.8%
Segment Adjusted OIBDA(1)	$(103,964)	$(108,382)	$(4,418)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.6)%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

During the six months ended June 30, 2016, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue improved 30 basis points compared to the six months June 30, 2015. Adjusted OIBDA in the Corporate and Other Business segment decreased $4.4 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the impact of the Recall Transaction, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. Adjusted OIBDA in our Corporate and Other Business segment includes approximately $8.4 million of incremental expenses associated with Recall for the three and six months ended June 30, 2016.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2015	2016
Cash flows from operating activities - continuing operations	$179,738	$205,605
Cash flows from investing activities - continuing operations	(150,612)	(402,643)
Cash flows from financing activities - continuing operations	(35,469)	312,939
Cash and cash equivalents at the end of period	117,098	236,989
Net cash provided by operating activities from continuing operations was $205.6 million for the six months ended June 30, 2016 compared to $179.7 million for the six months ended June 30, 2015. The $25.9 million period over period increase in cash flows from operating activities resulted from a decrease in cash used in working capital of $21.4 million, primarily related to the timing of prepaid expenses and accrued expenses and deferred revenue and an increase in net income (including non-cash charges and realized foreign exchange losses) of $4.5 million.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, acquisition of customer relationships and customer inducements during the six months ended June 30, 2016 amounted to $163.7 million, $10.3 million and $6.4 million, respectively. Cash paid for acquisitions (net of cash acquired) during the six months ended June 30, 2016 of $276.6 million consisted primarily of the cash portion of the purchase price associated with the Recall Transaction. For the six months ended June 30, 2016, these expenditures were primarily funded with cash flows from operations, as well as the financing activities described below. Net proceeds from divestments received during the six months ended June 30, 2016 of $54.0 million consisted of the net cash proceeds from the Access Sale (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report). Excluding capital expenditures associated with potential future acquisitions and opportunistic real estate investments, we expect our capital expenditures to be approximately $370.0 million to $410.0 million in the year ending December 31, 2016. We expect to spend up to $100.0 million of additional capital expenditures on opportunistic real estate investments in the year ending December 31, 2016.
Net cash provided by financing activities from continuing operations was $312.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we received net proceeds of $738.8 million associated with the issuance of the 4 3/8% Notes and the 5 3/8% Notes. We used the proceeds from this transaction, as well as cash flows provided by operating activities, for the net payment of $200.3 million associated with net payments under the Revolving Credit Facility and the Bridge Facility, as well as for the payment of dividends in the amount of $232.6 million on our common stock.

Capital Expenditures
The following table presents our capital spend for the six months ended June 30, 2015 and 2016, respectively, organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" of our Annual Report:

	Six Months Ended June 30,

Nature of Capital Spend (in thousands)	2015	2016
Real Estate:
Investment	$71,479	$109,163
Maintenance	15,843	20,099
Total Real Estate Capital Spend	87,322	129,262
Non-Real Estate:
Investment	24,323	17,639
Maintenance	10,611	7,837
Total Non-Real Estate Capital Spend	34,934	25,476

Total Capital Spend (on accrual basis)	122,256	154,738
Net increase (decrease) in prepaid capital expenditures	687	(2,118)
Net decrease accrued capital expenditures	16,413	11,045
Total Capital Spend (on cash basis)	$139,356	$163,665
Dividends
See Note 9 to Notes to Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2015 and the first six months of 2016.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2016 relate to cash and cash equivalents held in time deposits with five global banks, all of which we consider to be large, highly-rated investment-grade institutions. As of June 30, 2016, our cash and cash equivalents balance was $237.0 million, including time deposits amounting to $18.7 million.

Our consolidated debt as of June 30, 2016 is as follows (in thousands):

	June 30, 2016
	Debt	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$1,350,534	$(9,122)	$1,341,412
Term Loan(1)	237,500	—	237,500
6% Notes due 2020(2)(3)	1,000,000	(14,427)	985,573
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes")(4)	154,353	(1,878)	152,475
4 3/8% Notes(2)(3)	500,000	(7,897)	492,103
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(3)(5)	535,664	(7,332)	528,332
6% Senior Notes due 2023(2)	600,000	(7,871)	592,129
5 3/4% Senior Subordinated Notes due 2024(2)	1,000,000	(11,216)	988,784
5 3/8% Notes(3)(6)	250,000	(3,978)	246,022
Real Estate Mortgages, Capital Leases and Other	435,775	(1,300)	434,475
Accounts Receivable Securitization Program(7)	217,300	(538)	216,762
Total Long-term Debt	6,281,126	(65,559)	6,215,567
Less Current Portion	(112,509)	—	(112,509)
Long-term Debt, Net of Current Portion	$6,168,617	$(65,559)	$6,103,058
_______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility.

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

(3)
The 6% Notes due 2020, the 4 3/8% Notes, the GBP Notes and the 5 3/8% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

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

(6)
IM US Holdings, a 100% owned subsidiary of IMI and one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(7)	The Special Purpose Subsidiaries (as defined in Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report) are the obligors under this program.

a. Credit Agreement

On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement that was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan").

On June 24, 2016, Iron Mountain Information Management, LLC (“IMIM”) entered into a commitment increase supplement (the “Commitment Increase Supplement”), pursuant to which we increased the maximum amount permitted to be borrowed under the Revolving Credit Facility from $1,500.0 million to $1,750.0 million. After entering into the Commitment Increase Supplement, the maximum amount available for borrowing under the Credit Agreement is $2,000.0 million (consisting of a Revolving Credit Facility of $1,750.0 million and a Term Loan of $250.0 million). We continue to have the option to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement.

As of June 30, 2016, we had $1,350.5 million outstanding under the Revolving Credit Facility and $58.2 million of various letters of credit outstanding. The remaining amount available for borrowing thereunder, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $341.3 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of June 30, 2016. The average interest rate in effect under the Revolving Credit Facility was 3.0% and ranged from 2.3% to 4.8% as of June 30, 2016 and the interest rate in effect under the Term Loan as of June 30, 2016 was 2.7%.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and June 30, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and June 30, 2016, respectively, are as follows:

	December 31, 2015	June 30, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.9	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.4	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.6	Minimum allowable of 1.5
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

b. Bridge Facility
On April 19, 2016, in order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a commitment letter with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which the Lenders committed to provide us an unsecured bridge term loan facility of up to $850.0 million (the "Bridge Facility"). On April 29, 2016, we entered into a bridge credit agreement (the “Bridge Credit Agreement”) with the Lenders and borrowed the full amount of the Bridge Facility. We used the proceeds from the Bridge Facility, together with borrowings under the Revolving Credit Facility, to finance a portion of the cost of the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs we incurred in connection with the Recall Transaction.

On May 31, 2016, we used the proceeds from the issuance of the 4 ⅜% Notes and the 5 ⅜% Notes, together with cash on hand and borrowings under the Revolving Credit Facility, to repay the Bridge Facility, and effective May 31, 2016, we terminated the commitments of the lenders under the Bridge Credit Agreement. We recorded a charge to other expense (income), net of $9.3 million during the second quarter of 2016 related to the early extinguishment of the Bridge Credit Agreement. This charge primarily consisted of the write-off of unamortized deferred financing costs.

c. Issuance of 4 3/8% Notes and 5 3/8% Notes

In May 2016, IMI completed a private offering of $500.0 million in aggregate principal amount of the 4 3/8% Notes and IM US Holdings completed a private offering of $250.0 million in aggregate principal amount of the 5 3/8% Notes. The 4 3/8% Notes and 5 3/8% Notes were issued at par. The aggregate net proceeds of $738.8 million from the 4 3/8% Notes and 5 3/8% Notes, after paying the initial purchasers' commissions, were used, together with cash on hand and borrowings under the Revolving Credit Facility, for the repayment of all outstanding borrowings under the Bridge Credit Agreement.

d. Cash Pooling

Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to borrow funds from BMG against amounts held on deposit with BMG by other participating subsidiaries. The Cash Pool has a legal right of offset and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At June 30, 2016, we had a net cash position of approximately $6.5 million (consisting of a gross cash position of approximately $46.4 million less outstanding borrowings of approximately $39.9 million by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.

_______________________________________________________________________________

For more information on our Credit Agreement and the Accounts Receivable Securitization Program, see Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report.

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
Acquisitions
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331.8 million and issued approximately 50.2 million shares of our common stock which, based upon the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million.

We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) approximately $80.0 million of Recall Deal Close & Divestment Costs, (ii) approximately $220.0 million of Recall Integration Costs and (iii) approximately $80.0 million of capital expenditures to integrate Recall with our existing operations.
The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the twelve months ended December 31, 2015, the three and six months ended June 30, 2016 and the cumulative amount incurred through June 30, 2016 (in thousands):

	Twelve Months Ended December 31, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Cumulative Total

Recall Deal Close & Divestment Costs	$24,671	$24,716	$32,077	$56,748
Recall Integration Costs	22,353	25,696	36,662	59,015
Recall Costs	47,024	50,412	68,739	115,763
Capital Expenditures	65	1,747	2,068	2,133
Total	$47,089	$52,159	$70,807	$117,896
As discussed in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report, we are required to make the Divestments. The Access Sale (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) resulted in total consideration of $80.0 million (including cash proceeds of $55.0 million received at the closing of the transaction and an additional amount of contingent consideration of up to $25.0 million payable upon the 27-month anniversary of the closing of the Access Sale). Our estimate (which incorporates current market conditions) of the proceeds we will receive in relation to the Seattle/Atlanta Divestments, the Australia Divestment Business, the Canadian Divestments and the UK Divestments (each as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) is approximately $140.0 million. Upon the successful completion of these divestments, we anticipate using the net proceeds to repay outstanding borrowings under our Revolving Credit Facility and ultimately to reinvest those proceeds in our business.

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

In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe Group A/S (“Santa Fe”) in ten regions within Europe and Asia for approximately 27.0 million Euro, or approximately $30.2 million (the “Santa Fe Transaction”), based upon the exchange rate between the United States dollar and the Euro as of August 2, 2016. Santa Fe operates its information management business in Spain, India, Hong Kong, Macau, Indonesia, the Philippines, Singapore, Malaysia, South Korea and Taiwan. The Santa Fe Transaction is expected to close by the end of 2016. The memorandum of understanding between us and Santa Fe is non-binding and any binding agreement we enter into with Santa Fe will be subject to closing conditions; accordingly, we can provide no assurance that we will complete this acquisition, that the acquisition will not be delayed or that the terms of the acquisition will not change.
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

Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $66.4 million at June 30, 2016 to reduce future federal taxable income, of which $1.5 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2034, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $77.9 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 83%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2016 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
On May 2, 2016, we completed the acquisition of Recall. See Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report for further details about the Recall Transaction. As a result of the Recall Transaction, we are currently in the process of assessing and integrating Recall’s internal controls over financial reporting into our financial reporting controls.
There have been no changes, other than associated with Recall discussed above, in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the 50,233,412 shares of our common stock issued in connection with the closing of the Recall Transaction, as more fully disclosed in our Current Report on Form 8-K filed with the SEC on May 2, 2016, we did not sell any unregistered equity securities during the three months ended June 30, 2016, nor did we repurchase any shares of our common stock during the three months ended June 30, 2016.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
4.1
Senior Indenture, dated as of May 27, 2016, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, with regard to the Company’s 4.375% Senior Notes due 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.2
Senior Indenture, dated as of May 27, 2016, among Iron Mountain US Holdings, Inc., the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, with regard to Iron Mountain US Holdings, Inc.’s 5.375% Senior Notes due 2026. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

10.1
Bridge Credit Agreement, dated as of April 29, 2016, among the Company, Iron Mountain Information Management, LLC, the lenders and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2016.)

10.2
First Amendment, dated as of April 29, 2016, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of July 2, 2015, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2016.)

10.3
Commitment Increase Supplement, dated as of June 24, 2016, among Iron Mountain Information Management, LLC, the lenders and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2016.)

10.4
Second Amendment, dated as of June 24, 2016, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of July 2, 2015, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2016.)

10.5	Separation Agreement, dated July 1, 2016, between the Company and Roderick Day. (Filed herewith.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ RODERICK DAY

Roderick Day Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 4, 2016