Form 10-Q
period 2016-09-30
IRON MOUNTAIN INC
filed 2016-11-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at October 28, 2016: 263,447,840

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2015	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$128,381	$458,128
Accounts receivable (less allowances of $31,447 and $41,636 as of December 31, 2015 and September 30, 2016, respectively)	564,401	700,238
Deferred income taxes	22,179	11,075
Prepaid expenses and other	142,951	169,988
Assets held for sale (see Note 10)	—	127,912
Total Current Assets	857,912	1,467,341
Property, Plant and Equipment:
Property, plant and equipment	4,744,236	5,574,805
Less—Accumulated depreciation	(2,247,078)	(2,408,277)
Property, Plant and Equipment, Net	2,497,158	3,166,528
Other Assets, Net:
Goodwill	2,360,978	3,861,810
Customer relationships and customer inducements	603,314	1,306,011
Other	31,225	103,226
Total Other Assets, Net	2,995,517	5,271,047
Total Assets	$6,350,587	$9,904,916
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$88,068	$121,203
Accounts payable	219,590	233,971
Accrued expenses	351,061	447,413
Deferred revenue	183,112	202,171
Liabilities held for sale (see Note 10)	—	19,269
Total Current Liabilities	841,831	1,024,027
Long-term Debt, Net of Current Portion	4,757,610	6,338,024
Other Long-term Liabilities	71,844	88,794
Deferred Rent	95,693	111,035
Deferred Income Taxes	55,002	192,782
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 211,340,296 shares and 263,425,012 shares as of December 31, 2015 and September 30, 2016, respectively)	2,113	2,634
Additional paid-in capital	1,623,863	3,506,913
(Distributions in excess of earnings) Earnings in excess of distributions	(942,218)	(1,246,408)
Accumulated other comprehensive items, net	(174,917)	(138,446)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	2,124,693
Noncontrolling Interests	19,766	25,561
Total Equity	528,607	2,150,254
Total Liabilities and Equity	$6,350,587	$9,904,916
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2015	2016
Revenues:
Storage rental	$460,052	$576,465
Service	286,477	366,357
Total Revenues	746,529	942,822
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	317,663	429,808
Selling, general and administrative	215,693	252,944
Depreciation and amortization	86,492	124,670
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(141)	(54)
Total Operating Expenses	619,707	807,368
Operating Income (Loss)	126,822	135,454
Interest Expense, Net (includes Interest Income of $1,132 and $2,118 for the three months ended September 30, 2015 and 2016, respectively)	65,135	83,300
Other Expense (Income), Net	35,246	23,302
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	26,441	28,852
Provision (Benefit) for Income Taxes	3,774	23,418
Gain on Sale of Real Estate, Net of Tax	(850)	(325)
Income (Loss) from Continuing Operations	23,517	5,759
Income (Loss) from Discontinued Operations, Net of Tax	—	2,041
Net Income (Loss)	23,517	7,800
Less: Net Income (Loss) Attributable to Noncontrolling Interests	407	720
Net Income (Loss) Attributable to Iron Mountain Incorporated	$23,110	$7,080
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.11	$0.02
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.11	$0.03
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.11	$0.02
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.11	$0.03
Weighted Average Common Shares Outstanding—Basic	210,912	263,269
Weighted Average Common Shares Outstanding—Diluted	211,917	264,502
Dividends Declared per Common Share	$0.4751	$0.4852
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Revenues:
Storage rental	$1,380,133	$1,576,358
Service	875,416	1,000,902
Total Revenues	2,255,549	2,577,260
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	965,600	1,151,562
Selling, general and administrative	627,992	737,787
Depreciation and amortization	259,992	326,896
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	707	(1,131)
Total Operating Expenses	1,854,291	2,215,114
Operating Income (Loss)	401,258	362,146
Interest Expense, Net (includes Interest Income of $2,777 and $5,549 for the nine months ended September 30, 2015 and 2016, respectively)	196,120	225,228
Other Expense (Income), Net	59,599	37,006
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	145,539	99,912
Provision (Benefit) for Income Taxes	27,126	46,157
Gain on Sale of Real Estate, Net of Tax	(850)	(325)
Income (Loss) from Continuing Operations	119,263	54,080
Income (Loss) from Discontinued Operations, Net of Tax	—	3,628
Net Income (Loss)	119,263	57,708
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,727	1,822
Net Income (Loss) Attributable to Iron Mountain Incorporated	$117,536	$55,886
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.57	$0.22
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.02
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.56	$0.23
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.56	$0.22
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.02
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.55	$0.23
Weighted Average Common Shares Outstanding—Basic	210,616	240,394
Weighted Average Common Shares Outstanding—Diluted	212,081	241,520
Dividends Declared per Common Share	$1.4250	$1.4886
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2016
Net Income (Loss)	$23,517	$7,800
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(34,594)	11,304
Market Value Adjustments for Securities	(134)	—
Total Other Comprehensive (Loss) Income	(34,728)	11,304
Comprehensive (Loss) Income	(11,211)	19,104
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(384)	1,181
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(10,827)	$17,923

	Nine Months Ended September 30,
	2015	2016
Net Income (Loss)	$119,263	$57,708
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(89,769)	38,071
Market Value Adjustments for Securities	(111)	(734)
Total Other Comprehensive (Loss) Income	(89,880)	37,337
Comprehensive Income (Loss)	29,383	95,045
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	503	2,688
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$28,880	$92,357

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $323	24,627	1,264,935	13	24,614	—	—	—
Parent cash dividends declared	(302,658)	—	—	—	(302,658)	—	—
Foreign currency translation adjustments	(89,769)	—	—	—	—	(88,545)	(1,224)
Market value adjustments for securities	(111)	—	—	—	—	(111)	—
Net income (loss)	119,263	—	—	—	117,536	—	1,727
Noncontrolling interests dividends	(1,530)	—	—	—	—	—	(1,530)
Balance, September 30, 2015	$619,777	211,083,747	$2,111	$1,613,455	$(844,675)	$(163,687)	$12,573

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $91	48,545	1,851,304	19	48,526	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 4)	1,835,026	50,233,412	502	1,834,524	—	—	—
Parent cash dividends declared	(360,076)	—	—	—	(360,076)	—	—
Foreign currency translation adjustments	38,071	—	—	—	—	37,205	866
Market value adjustments for securities	(734)	—	—	—	—	(734)	—
Net income (loss)	57,708	—	—	—	55,886	—	1,822
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299
Noncontrolling interests dividends	(1,698)	—	—	—	—	—	(1,698)
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506
Balance, September 30, 2016	$2,150,254	263,425,012	$2,634	$3,506,913	$(1,246,408)	$(138,446)	$25,561

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash Flows from Operating Activities:
Net income (loss)	$119,263	$57,708
(Income) loss from discontinued operations	—	(3,628)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	226,497	267,280
Amortization (includes deferred financing costs and bond discount of $6,443 and $9,241, for the nine months ended September 30, 2015 and 2016, respectively)	39,938	68,857
Stock-based compensation expense	20,936	21,870
(Benefit) Provision for deferred income taxes	(10,317)	(22,196)
Loss on early extinguishment of debt, net	2,156	9,283
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(352)	(1,490)
Anticipated loss on disposal of assets held for sale	—	14,000
Foreign currency transactions and other, net	39,006	24,006
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	11,096	(6,996)
Prepaid expenses and other	2,687	(642)
Accounts payable	(23,977)	(39,073)
Accrued expenses and deferred revenue	(105,538)	39,553
Other assets and long-term liabilities	(1,300)	(9,580)
Cash Flows from Operating Activities - Continuing Operations	320,095	418,952
Cash Flows from Operating Activities - Discontinued Operations	—	3,640
Cash Flows from Operating Activities	320,095	422,592
Cash Flows from Investing Activities:
Capital expenditures	(202,581)	(246,029)
Cash paid for acquisitions, net of cash acquired	(27,975)	(276,371)
Decrease in restricted cash	33,860	—
Acquisition of customer relationships	(20,208)	(24,756)
Customer inducements	(14,955)	(16,099)
Net proceeds from divestments (see Note 10)	—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	2,032	2,197
Cash Flows from Investing Activities - Continuing Operations	(229,827)	(507,108)
Cash Flows from Investing Activities - Discontinued Operations	—	(12)
Cash Flows from Investing Activities	(229,827)	(507,120)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(8,539,577)	(11,560,385)
Proceeds from revolving credit, term loan and bridge facilities and other debt	8,142,443	11,427,389
Net proceeds from sales of senior notes	985,000	925,443
Debt financing and equity contribution from noncontrolling interests	—	1,299
Debt repayment and equity distribution to noncontrolling interests	(1,260)	(1,305)
Parent cash dividends	(303,712)	(360,462)
Net proceeds (payments) associated with employee stock-based awards	13,988	26,374
Excess tax benefit (deficiency) from stock-based compensation	323	91
Payment of debt financing and stock issuance costs	(11,665)	(17,107)
Cash Flows from Financing Activities - Continuing Operations	285,540	441,337
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	285,540	441,337
Effect of Exchange Rates on Cash and Cash Equivalents	(8,842)	(27,062)
Increase (Decrease) in Cash and Cash Equivalents	366,966	329,747
Cash and Cash Equivalents, Beginning of Period	125,933	128,381
Cash and Cash Equivalents, End of Period	$492,899	$458,128
Supplemental Information:
Cash Paid for Interest	$218,863	$226,770
Cash Paid for Income Taxes, Net	$33,411	$49,776
Non-Cash Investing and Financing Activities:
Capital Leases	$28,598	$45,997
Accrued Capital Expenditures	$29,626	$47,900
Dividends Payable	$5,123	$5,193
Fair Value of Stock Issued for Recall Transaction (see Note 4)	$—	$1,835,026

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Total loss on foreign currency transactions for the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Total loss on foreign currency transactions	$32,539	$10,685	$56,461	$15,336
b.    Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets
We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2015 and concluded there was no impairment of goodwill at such date. As of December 31, 2015, no factors were identified that would alter our October 1, 2015 goodwill analysis. While several of our reporting units were impacted by our acquisition of Recall, no factors were identified as of September 30, 2016 that would indicate an impairment of goodwill. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

In the third quarter of 2016, as a result of changes in the management of our businesses included in our Western European Business segment, we reassessed the composition of our reporting units. As a result of this reassessment, we determined that the businesses included in our former UKI reporting unit were now being managed in conjunction with the businesses included in our former Continental Western Europe reporting unit. As a result, as of September 30, 2016, we have concluded that our Western European Business segment consists of one reporting unit, which is referred to herein as the Western Europe reporting unit.
The acquisition of Recall, which is more fully disclosed in Note 4, impacted our reporting units as of September 30, 2016 as follows:

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

•
Western Europe - includes the goodwill associated with the operations of Recall in Belgium, France, Germany, Spain, Switzerland and the United Kingdom as well as the goodwill associated with the document management solutions (“DMS”) operations of Recall in Sweden.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The carrying value of goodwill, net for each of our reporting units as of September 30, 2016 is as follows:

Carrying Value as of September 30, 2016
North American Records and Information Management	$2,058,150
North American Secure Shredding	148,905
North American Data Management	499,644
Adjacent Businesses - Data Centers	—
Adjacent Businesses - Consumer Storage	4,636
Adjacent Businesses - Fine Arts	22,911
Western Europe	454,531
Northern and Eastern Europe(1)	142,285
Latin America	180,664
Australia and New Zealand	152,387
Southeast Asia	177,512
Africa and India(2)	20,185
Total	$3,861,810
_______________________________________________________________________________

(1) Included in this reporting unit at September 30, 2016 is the goodwill associated with our March 2016 acquisition of Archyvu Sistemos as more fully disclosed in Note 4.
(2) Included in this reporting unit at September 30, 2016 is the goodwill associated with our March 2016 acquisition of Docufile Holdings Proprietary Limited as more fully disclosed in Note 4.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2016 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2015	$1,620,425	$423,606	$381,149	$225,626	$26,186	$2,676,992
Deductible goodwill acquired during the year	—	—	—	—	—	—
Non-deductible goodwill acquired during the year	790,250	128,669	161,005	474,576	215	1,554,715
Goodwill reclassified as assets held for sale (see Note 10)	(3,332)	—	—	(40,089)	—	(43,421)
Fair value and other adjustments(1)	(157)	—	—	(486)	1,146	503
Currency effects	4,921	1,161	(30,939)	13,462	—	(11,395)
Gross Balance as of September 30, 2016	$2,412,107	$553,436	$511,215	$673,089	$27,547	$4,177,394
Accumulated Amortization Balance as of December 31, 2015	$204,681	$53,699	$57,505	$129	$—	$316,014
Currency effects	371	93	(821)	(73)	—	(430)
Accumulated Amortization Balance as of September 30, 2016	$205,052	$53,792	$56,684	$56	$—	$315,584
Net Balance as of December 31, 2015	$1,415,744	$369,907	$323,644	$225,497	$26,186	$2,360,978
Net Balance as of September 30, 2016	$2,207,055	$499,644	$454,531	$673,033	$27,547	$3,861,810
Accumulated Goodwill Impairment Balance as of December 31, 2015	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of September 30, 2016	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include net adjustments of $685 related to property, plant and equipment and customer relationship intangible assets, partially offset by $182 of cash received related to certain acquisitions completed in 2015.

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
Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from five to 10 years.

The components of our finite-lived intangible assets as of December 31, 2015 and September 30, 2016 are as follows:

	December 31, 2015			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$937,174	$(333,860)	$603,314	$1,684,891	$(378,880)	$1,306,011
Core Technology(1)	3,370	(3,370)	—	1,625	(1,625)	—
Trademarks and Non-Compete Agreements(1)	7,741	(4,955)	2,786	24,448	(6,985)	17,463
Total	$948,285	$(342,185)	$606,100	$1,710,964	$(387,490)	$1,323,474
_______________________________________________________________________________

(1)	Included in Other, a component of Other Assets, Net in the accompanying Consolidated Balance Sheets.
Amortization expense associated with finite-lived intangible assets and deferred financing costs for the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Amortization expense associated with finite-lived intangible assets and deferred financing costs	$13,094	$29,899	$39,939	$68,857

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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2015 was $6,159 ($4,502 after tax or $0.02 per basic and diluted share) and $20,936 ($14,915 after tax or $0.07 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2016 was $5,957 ($4,245 after tax or $0.02 per basic and diluted share) and $21,870 ($16,170 after tax or $0.07 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$65	$28	$156	$80
Selling, general and administrative expenses	6,094	5,929	20,780	21,790
Total stock-based compensation	$6,159	$5,957	$20,936	$21,870
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacts reported operating cash flows and reported financing cash flows. As a result, net financing cash flows included $323 and $91 for the nine months ended September 30, 2015 and 2016, respectively, from the benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.
Stock Options
A summary of our stock options outstanding as of September 30, 2016 by vesting terms is as follows:

	September 30, 2016
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	2,826,698	76.3%
Five-year vesting period (10 year contractual life)	622,057	16.8%
Ten-year vesting period (12 year contractual life)	255,255	6.9%
	3,704,010

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of stock options granted for the nine months ended September 30, 2015 and 2016 was $4.88 and $2.55 per share, respectively. These values were estimated on the date of grant using the Black-Scholes stock option pricing model. The weighted average assumptions used for grants in the respective period are as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions	2015	2016
Expected volatility	28.4%	27.2%
Risk-free interest rate	1.70%	1.32%
Expected dividend yield	5%	7%
Expected life	5.5 years	5.6 years
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
A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2015	3,688,814	$27.79
Granted	1,435,879	34.02
Exercised	(1,373,290)	24.12
Forfeited	(35,927)	32.43
Expired	(11,466)	30.50
Outstanding at September 30, 2016	3,704,010	$31.51	7.08	$26,628
Options exercisable at September 30, 2016	1,553,980	$26.08	4.54	$19,208
Options expected to vest	2,025,402	$35.44	8.91	$7,020
The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Aggregate intrinsic value of stock options exercised	$1,985	$5,433	$7,868	$16,792
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the three and nine months ended September 30, 2015 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cash dividends accrued on RSUs	$616	$620	$1,917	$1,867
Cash dividends paid on RSUs	270	129	2,570	1,960
The fair value of RSUs vested during the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Fair value of RSUs vested	$2,377	$1,486	$21,561	$19,271
A summary of RSU activity for the nine months ended September 30, 2016 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,217,597	$33.68
Granted	671,385	32.36
Vested	(575,875)	33.47
Forfeited	(59,627)	33.74
Non-vested at September 30, 2016	1,253,480	$33.07
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on PUs for the three and nine months ended September 30, 2015 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cash dividends accrued on PUs	$222	$264	$647	$789
Cash dividends paid on PUs	—	—	1,015	645
During the nine months ended September 30, 2016, we issued 230,052 PUs. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of September 30, 2016, we expected 0%, 50% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014, 2015 and 2016, respectively.
The fair value of earned PUs that vested during the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Fair value of earned PUs that vested	$—	$17	$2,107	$5,272
A summary of PU activity for the nine months ended September 30, 2016 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	520,764	(86,959)	433,805	$34.11
Granted	230,052	—	230,052	35.84
Vested	(148,855)	—	(148,855)	35.42
Forfeited/Performance or Market Conditions Not Achieved	(7,690)	(34,079)	(41,769)	42.87
Non-vested at September 30, 2016	594,271	(121,038)	473,233	$33.77
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the nine months ended September 30, 2015 and 2016, there were 59,569 shares and 56,662 shares, respectively, purchased under the ESPP. As of September 30, 2016, we had 781,767 shares available under the ESPP.
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

As of September 30, 2016, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $43,137 and is expected to be recognized over a weighted-average period of 2.0 years.
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
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2015 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Income (loss) from continuing operations	$23,517	$5,759	$119,263	$54,080
Less: Net income (loss) attributable to noncontrolling interests	407	720	1,727	1,822
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$23,110	$5,039	$117,536	$52,258
Income (loss) from discontinued operations, net of tax	$—	$2,041	$—	$3,628
Net income (loss) attributable to Iron Mountain Incorporated	$23,110	$7,080	$117,536	$55,886

Weighted-average shares—basic	210,912,000	263,269,000	210,616,000	240,394,000
Effect of dilutive potential stock options	621,615	640,202	934,553	628,263
Effect of dilutive potential RSUs and PUs	382,995	592,773	530,252	497,658
Weighted-average shares—diluted	211,916,610	264,501,975	212,080,805	241,519,921

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.11	$0.02	$0.57	$0.22
Income (loss) from discontinued operations, net of tax	—	0.01	—	0.02
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.11	$0.03	$0.56	$0.23

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.11	$0.02	$0.56	$0.22
Income (loss) from discontinued operations, net of tax	—	0.01	—	0.02
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.11	$0.03	$0.55	$0.23

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,262,827	759,478	1,318,811	1,725,249

_______________________________________________________________________________

(1) Columns may not foot due to rounding.

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
Our effective tax rates for the three and nine months ended September 30, 2015 were 14.3% and 18.6%, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 were 81.2% and 46.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and nine months ended September 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and state income taxes (net of federal tax benefit). In the third quarter of 2015, we recorded a tax benefit of $4,100 related to the expiration of certain statutes of limitations and an out-of-period tax adjustment ($9,000 tax benefit) to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and nine months ended September 30, 2016 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and the impact of the $14,000 charge (described in Note 2.i.) recorded during the third quarter of 2016 related to the anticipated loss on disposal of the Australia Divestment Business (as defined in Note 4), which had no associated tax benefit.
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 and September 30, 2016 relate to cash and cash equivalents. At December 31, 2015, we had time deposits with four global banks. At September 30, 2016, we had time deposits with six global banks. We consider the global banks to be large, highly-rated investment-grade institutions. As of December 31, 2015 and September 30, 2016, our cash and cash equivalents were $128,381 and $458,128, respectively, including time deposits amounting to $18,645 and $18,687, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and September 30, 2016, respectively, are as follows:

		Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,645	$—		$18,645		$—
Trading Securities	10,371	9,514	(2)	857	(1)	—
Available-for-Sale Securities	624	624	(2)	—		—

		Fair Value Measurements at September 30, 2016 Using
Description	Total Carrying Value at September 30, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,687	$—		$18,687		$—
Trading Securities	10,708	10,225	(2)	483	(1)	—
_______________________________________________________________________________

(1)
Time deposits and certain trading securities are measured based on quoted prices for similar assets and/or subsequent transactions and are included in Prepaid expenses and other in our Consolidated Balance Sheets.

(2)	Available-for-sale securities and certain trading securities are measured at fair value using quoted market prices.
Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2015 and September 30, 2016, with the exception of: (i) goodwill (as disclosed in Note 2.b.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 4); (iii) the Access Contingent Consideration (as defined and disclosed in Note 4); and (iv) assets and liabilities held for sale (as disclosed in Note 10), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended September 30, 2015 and 2016, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2015	$(130,752)	$1,002	$(129,750)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33,803)	—	(33,803)
Market value adjustments for securities	—	(134)	(134)
Total other comprehensive (loss) income	(33,803)	(134)	(33,937)
Balance as of September 30, 2015	$(164,555)	$868	$(163,687)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,843	—	10,843
Total other comprehensive income (loss)	10,843	—	10,843
Balance as of September 30, 2016	$(138,446)	$—	$(138,446)
The changes in accumulated other comprehensive items, net for the nine months ended September 30, 2015 and 2016, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(88,545)	—	(88,545)
Market value adjustments for securities	—	(111)	(111)
Total other comprehensive (loss) income	(88,545)	(111)	(88,656)
Balance as of September 30, 2015	$(164,555)	$868	$(163,687)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	37,205	—	37,205
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive income (loss)	37,205	(734)	36,471
Balance as of September 30, 2016	$(138,446)	$—	$(138,446)
i.    Other Expense (Income), Net
Other expense (income), net for the three and nine months ended September 30, 2015 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Foreign currency transaction losses (gains), net	$32,539	$10,685	$56,461	$15,336
Debt extinguishment expense	2,156	—	2,156	9,283
Other, net	551	12,617	982	12,387
	$35,246	$23,302	$59,599	$37,006

Other, net for the three and nine months ended September 30, 2016 includes a charge of $14,000 associated with the anticipated loss on disposal of the Australia Divestment Business. As disclosed in Note 10, we have determined that the Australia Divestment Business met the criteria to be reported as held for sale beginning in the second quarter of 2016. Accordingly, the Australia Divestment Business is reflected in our Consolidated Balance Sheet at the lower of its carrying value or its fair value (less costs to sell). This charge represents the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell) as of September 30, 2016, based upon the sale price of the business described more fully in Note 13.
j.    Property, Plant and Equipment and Long-Lived Assets
During the three and nine months ended September 30, 2015, we capitalized $6,844 and $19,279 of costs, respectively, associated with the development of internal use computer software projects. During the three and nine months ended September 30, 2016, we capitalized $3,601 and $12,139 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and nine months ended September 30, 2015 was $(141) and $707, respectively. Losses in the nine months ended September 30, 2015 consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment. Consolidated gains on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and nine months ended September 30, 2016 was $54 and $1,131, respectively, which were primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.
Consolidated gain on sale of real estate was $850, net of tax of $209, for the three and nine months ended September 30, 2015, which was associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate for the three and nine months ended September 30, 2016 was $325, net of tax of $34, associated with the sale of land in North America.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow changes with the objective of reducing the existing diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 during the third quarter of 2016. ASU 2016-15 did not have an impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2015 and September 30, 2016, however, we had no forward contracts outstanding.
Net cash (receipts) payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and nine months ended September 30, 2015 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net cash (receipts) payments	$(7,024)	$—	$22,164	$—
(Gains) losses for our derivative instruments for the three and nine months ended September 30, 2015 and 2016 are as follows:

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	2015	2016	2015	2016
Foreign exchange contracts	Other expense (income), net	$(301)	$—	$20,113	$—
We have designated a portion of our previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2015 and 2016, we designated, on average, 35,151 and 29,858 Euros, respectively, of the previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains, net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Foreign exchange (losses) gains	$(85)	$(313)	$3,381	$(901)
Less: Tax (benefit) expense on foreign exchange (losses) gains	—	—	—	—
Foreign exchange (losses) gains, net of tax	$(85)	$(313)	$3,381	$(901)
As of September 30, 2016, cumulative net gains of $16,195, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions in 2016 was primarily provided through borrowings under our Revolving Credit Facility and Bridge Facility (each as defined in Note 5), as well as cash and cash equivalents on-hand.
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
See Note 10 for additional information regarding the Divestments, including the presentation of the Divestments in our Consolidated Balance Sheet as of September 30, 2016, our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016, respectively, and our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016, respectively.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27-month anniversary of the closing of the Access Sale (the "Access Contingent Consideration"). Our estimate of the fair value of the Access Contingent Consideration is approximately $21,400 (which reflects a fair value adjustment of approximately $2,200 and a present value adjustment of approximately $1,400), and accordingly, we have recognized a non-trade receivable included in Other, a component of Other Assets, Net in our Consolidated Balance Sheet as of September 30, 2016 for this amount.

The assets subject to the Access Sale were acquired in the Recall Transaction and, therefore, the estimated fair value of the Access Contingent Consideration has been reflected in the allocation of the purchase price for Recall as a component of “Fair Value of Divestments”. Our policy related to the recognition of contingent consideration (from a seller’s perspective) is to recognize contingent consideration at its estimated fair value upon closing of the transaction. Our policy related to the subsequent measurement of contingent consideration (from a seller’s perspective) is (i) to recognize contingent consideration in excess of our original estimate of fair value upon cash receipt of such consideration and (ii) to recognize any impairment of the contingent consideration compared to our original estimate in the period in which we determine such an impairment exists.

The Seattle/Atlanta Divestments will be effected by way of a sale of the tangible and intangible assets associated with the relevant facilities, which include warehouse space as well as customer contracts. We have agreed to place the assets and employees subject to the Seattle/Atlanta Divestments in a hold separate arrangement until the Seattle/Atlanta Divestments are completed.

In October 2016, we entered into an agreement with a potential buyer that provides for the sale of the Seattle/Atlanta Divestments and the Canadian Divestments (as described and defined below) to such potential buyer. This agreement remains subject to approval by the DOJ and the CCB as well as customary closing conditions and, therefore, we can provide no assurances that the DOJ and the CCB will approve the agreement, or that even with such approval that we will complete the sale on the terms agreed, or at all.

ii. Australia
The ACCC approved the Recall Transaction after accepting an undertaking from us pursuant to section 87B of the Australian Competition and Consumer Act 2010 (Cth) (the “ACCC Undertaking”). Pursuant to the ACCC Undertaking, we agreed to divest the majority of our Australian operations as they existed prior to the closing of the Recall Transaction by way of a share sale, which effectively involves the sale of our Australian business (as it existed prior to the closing of the Recall Transaction) other than our data management business throughout Australia and our records and information management business in the Northern Territory of Australia, except in relation to customers who have holdings in other Australian states or territories (the “Australia Divestment Business” and, with respect to the portion of our Australia business that is not subject to divestment, the “Australia Retained Business”).

Pursuant to the ACCC Undertaking, any prospective purchaser of the Australia Divestment Business is subject to ACCC approval. On October 24, 2016, we received the requisite clearance from the ACCC to sell the Australia Divestment Business and, on October 31, 2016, we completed the sale of the Australia Divestment Business. See Note 13.

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

In October 2016, we entered into an agreement with a potential buyer that provides for the sale of the Seattle/Atlanta Divestments and the Canadian Divestments to such potential buyer. This agreement remains subject to approval by the DOJ and the CCB as well as customary closing conditions and, therefore, we can provide no assurances that the DOJ and the CCB will approve the agreement, or that even with such approval that we will complete the sale, on the terms agreed or at all.

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
_______________________________________________________________________________

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, our current estimates of purchase accounting adjustments (including amortization expenses from acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable leases), stock-based compensation and related tax effects. Through September 30, 2016, we and Recall have collectively incurred $137,652 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.
The Pro Forma Financial Information, for all periods presented, exclude from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information for all periods presented, as these businesses do not qualify for discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $23,317 and $50,759 of total revenues and $3,595 and $5,146 of total income from continuing operations for the three and nine months ended September 30, 2015, respectively, and $15,803 and $42,954 of total revenues and $1,986 and $2,741 of total income from continuing operations for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Total Revenues	$927,622	$942,822	$2,811,211	$2,828,033
Income (Loss) from Continuing Operations	$14,530	$8,935	$(15,654)	$89,036
Per Share Income (Loss) from Continuing Operations - Basic	$0.05	$0.03	$(0.07)	$0.33
Per Share Income (Loss) from Continuing Operations - Diluted	$0.05	$0.03	$(0.07)	$0.33
The amount of revenue and earnings in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 related to Recall is impracticable for us to determine. Subsequent to the closing of the Recall Transaction, we began integrating Recall and our existing operations in order to achieve operational synergies. As a result, the revenue generated by Recall, as well as the underlying costs of sales and selling, general and administrative expenses to support Recall's business, are now integrated with the revenue we generate, as well as the costs of sales and selling, general and administrative expenses that supported our business, prior to the acquisition of Recall.

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

In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe Group A/S (“Santa Fe”) in ten regions within Europe and Asia (the “Santa Fe Transaction”) for approximately 27,000 Euro, or approximately $30,300, based upon the exchange rate between the United States dollar and the Euro as of September 30, 2016. Santa Fe operates its information management business in Spain, India, Hong Kong, Macau, Indonesia, the Philippines, Singapore, Malaysia, South Korea and Taiwan. The memorandum of understanding between us and Santa Fe is non-binding and any binding agreement we enter into with Santa Fe will be subject to closing conditions; accordingly, we can provide no assurance that we will complete this acquisition, that the acquisition will not be delayed or that the terms of the acquisition will not change.
_______________________________________________________________________________

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2016 acquisitions is as follows:

	Recall	Other Fiscal 2016 Year Acquisitions (excluding Recall)	Total
Cash Paid (gross of cash acquired)(1)	$331,834	$21,817	$353,651
Fair Value of Common Stock Issued	1,835,026	—	1,835,026
Fair Value of Noncontrolling Interests	—	3,506	3,506
Total Consideration	2,166,860	25,323	2,192,183
Fair Value of Identifiable Assets Acquired:
Cash	76,531	567	77,098
Accounts Receivable and Prepaid Expenses	204,610	2,582	207,192
Fair Value of Divestments(2)	122,978	—	122,978
Other Assets	47,574	541	48,115
Property, Plant and Equipment(3)	677,509	8,409	685,918
Customer Relationship Intangible Assets(4)	729,514	10,614	740,128
Debt Assumed	(789,264)	—	(789,264)
Accounts Payable, Accrued Expenses and Other Liabilities	(258,937)	(8,450)	(267,387)
Deferred Income Taxes	(184,590)	(2,720)	(187,310)
Total Fair Value of Identifiable Net Assets Acquired	625,925	11,543	637,468
Goodwill Initially Recorded(5)	$1,540,935	$13,780	$1,554,715
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 is net cash acquired of $77,098 and cash received of $182 related to acquisitions made in previous years.

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

Allocations of the purchase price for acquisitions made in 2016 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. Assets and liabilities that were acquired and classified as held for sale immediately following the Recall Transaction were valued based on the estimated fair value of the divestment, less costs to sell. The preliminary purchase price allocations that are not finalized as of September 30, 2016 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and trademarks), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes) associated with the Recall Transaction.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended September 30, 2016 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2015
	Debt	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028	$784,438
Term Loan(1)	243,750	—	243,750	243,750
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(4)	1,000,000	(16,124)	983,876	1,052,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(2)(5)	144,190	(1,924)	142,266	147,074
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(4)(6)	592,140	(8,757)	583,383	606,944
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	(8,420)	591,580	618,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	(11,902)	988,098	961,200
Real Estate Mortgages, Capital Leases and Other(7)	333,559	(1,070)	332,489	333,559
Accounts Receivable Securitization Program(8)	205,900	(692)	205,208	205,900
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610

	September 30, 2016
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$1,240,761	$(8,166)	$1,232,595	$1,240,761
Term Loan(1)	234,375	—	234,375	234,375
Australian Dollar Term Loan (the "AUD Term Loan")(9)	188,967	(3,713)	185,254	190,876
6% Notes due 2020(2)(3)(4)	1,000,000	(13,578)	986,422	1,055,000
CAD Notes due 2021(2)(5)	152,179	(1,762)	150,417	158,837
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(2)(3)(4)	500,000	(8,051)	491,949	515,000
GBP Notes(2)(4)(6)	518,808	(6,816)	511,992	544,748
6% Notes due 2023(2)(3)	600,000	(7,597)	592,403	642,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(4)(5)	190,223	(3,370)	186,853	191,412
5 3/4% Notes(2)(3)	1,000,000	(10,872)	989,128	1,032,500
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)(4)(10)	250,000	(4,159)	245,841	249,375
Real Estate Mortgages, Capital Leases and Other(7)	444,772	(1,113)	443,659	444,772
Accounts Receivable Securitization Program(8)	208,800	(461)	208,339	208,800
Total Long-term Debt	6,528,885	(69,658)	6,459,227
Less Current Portion	(121,203)	—	(121,203)
Long-term Debt, Net of Current Portion	$6,407,682	$(69,658)	$6,338,024
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility (defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.g.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2015 and September 30, 2016, respectively.

(2)
The fair values (Level 1 of fair value hierarchy described at Note 2.g.) of these debt instruments are based on quoted market prices for these notes on December 31, 2015 and September 30, 2016, respectively.

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

(4)
The 6% Notes due 2020, the 4 3/8% Notes, the GBP Notes, the CAD Notes due 2023 and the 5 3/8% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(5)
Canada Company is the direct obligor on the CAD Notes due 2021 and the CAD Notes due 2023 (collectively, the "CAD Notes"), which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6.

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

(9)
The fair value (Level 3 of fair value hierarchy described at Note 2.g.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,909 as of September 30, 2016.

(10) Iron Mountain US Holdings, Inc. ("IM US Holdings"), a 100% owned subsidiary of IMI and one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 6.

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
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of September 30, 2016, we had $1,240,761 and $234,375 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $1,240,761 of outstanding borrowings under the Revolving Credit Facility, $718,800 was denominated in United States dollars, 6,000 was denominated in Canadian dollars, 255,150 was denominated in Euros and 303,000 was denominated in Australian dollars. In addition, we also had various outstanding letters of credit totaling $55,392. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2016, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $453,847 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.9% as of September 30, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 4.8% as of September 30, 2016 and the interest rate in effect under the Term Loan as of September 30, 2016 was 2.8%.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and September 30, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and September 30, 2016, respectively, are as follows:

	December 31, 2015	September 30, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.4	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.5	Minimum allowable of 1.5
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
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the three and nine months ended September 30, 2015 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Commitment fees and letters of credit fees	$883	$428	$2,741	$1,457
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

c. Issuance of 4 3/8% Notes, 5 3/8% Notes and CAD Notes due 2023
In May 2016, IMI completed a private offering of $500,000 in aggregate principal amount of the 4 3/8% Notes and IM US Holdings completed a private offering of $250,000 in aggregate principal amount of the 5 3/8% Notes. The 4 3/8% Notes and 5 3/8% Notes were issued at par. The aggregate net proceeds of $738,750 from the 4 3/8% Notes and 5 3/8% Notes, after paying the initial purchasers' commissions, were used, together with cash on hand and borrowings under the Revolving Credit Facility, for the repayment of all outstanding borrowings under the Bridge Credit Agreement.
On September 15, 2016, Canada Company completed a private offering of 250,000 Canadian dollars in aggregate principal amount of the CAD Notes due 2023. The CAD Notes due 2023 were issued at par. The aggregate net proceeds from the CAD Notes due 2023 of 246,250 Canadian dollars (or $186,693, based upon the exchange rate between the Canadian dollar and the United States dollar on September 15, 2016 (the settlement date for the CAD Notes due 2023)), after paying the initial purchasers’ commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.
d. Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, entered into a 250,000 Australian dollar Syndicated Term Loan B Facility (the “AUD Term Loan”) which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243,750 Australian dollars (or approximately $185,800, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings on the Revolving Credit Facility in October 2016 and for general corporate purposes.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on borrowings under the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of September 30, 2016, we had 250,000 Australian dollars outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.1%.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

e. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Special Purpose Subsidiaries"). The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings, and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of September 30, 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $208,800. The interest rate in effect under the Accounts Receivable Securitization Program was 1.4% as of September 30, 2016. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
f. Cash Pooling
Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to borrow funds from BMG against amounts held on deposit with BMG by other participating subsidiaries. The Cash Pool has a legal right of offset and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At September 30, 2016, we had a net cash position of approximately $18,900 (consisting of a gross cash position of approximately $50,700 less outstanding borrowings of approximately $31,800 by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2015 and September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, the CAD Notes, GBP Notes and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
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
In July 2016, certain Non-Guarantor subsidiaries which were originally established at the time of our acquisition of Crozier Fine Arts (“Crozier”) in December 2015 (the “Crozier Entities”), were merged into IMIM, a Guarantor and a substantive operating entity (the “Crozier Merger”). As a result of the Crozier Merger, (i) the assets, liabilities and equity of the Crozier Entities are now reported in the Guarantor column of the accompanying Consolidated Balance Sheet as of September 30, 2016; (ii) the revenues and expenses of the Crozier Entities are now reported in the Guarantor column in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016; and (iii) the cash flows of the Crozier Entities are now reported in the Guarantor column in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. We have recast the accompanying Consolidated Balance Sheet as of December 31, 2015 to conform to the current period presentation of the Crozier Entities. We acquired Crozier in December 2015; therefore, the Crozier Merger had no impact on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$151	$7,803	$13,182	$107,245	$—	$128,381
Accounts receivable	—	18,917	30,428	515,056	—	564,401
Intercompany receivable	—	1,038,141	—	—	(1,038,141)	—
Other current assets	898	107,235	2,305	54,721	(29)	165,130
Total Current Assets	1,049	1,172,096	45,915	677,022	(1,038,170)	857,912
Property, Plant and Equipment, Net	661	1,633,885	137,100	725,512	—	2,497,158
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	3,325,005	1,869	—	—	(3,326,874)	—
Investment in subsidiaries	727,710	459,429	27,731	2,862	(1,217,732)	—
Goodwill	—	1,640,130	152,975	567,873	—	2,360,978
Other	623	414,407	22,637	196,872	—	634,539
Total Other Assets, Net	4,053,338	2,515,835	203,343	767,607	(4,544,606)	2,995,517
Total Assets	$4,055,048	$5,321,816	$386,358	$2,170,141	$(5,582,776)	$6,350,587
Liabilities and Equity
Intercompany Payable	$879,649	$—	$5,892	$152,600	$(1,038,141)	$—
Current Portion of Long-Term Debt	—	41,159	—	46,938	(29)	88,068
Total Other Current Liabilities	56,740	463,556	26,804	206,663	—	753,763
Long-Term Debt, Net of Current Portion	2,608,818	674,798	284,798	1,189,196	—	4,757,610
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	3,325,005	869	—	(3,326,874)	—
Other Long-term Liabilities	—	119,454	37,402	65,683	—	222,539
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	697,844	30,593	489,295	(1,217,732)	508,841
Noncontrolling Interests	—	—	—	19,766	—	19,766
Total Equity	508,841	697,844	30,593	509,061	(1,217,732)	528,607
Total Liabilities and Equity	$4,055,048	$5,321,816	$386,358	$2,170,141	$(5,582,776)	$6,350,587

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,710	$26,044	$14,792	$415,582	$—	$458,128
Accounts receivable	—	94,358	38,707	567,173	—	700,238
Intercompany receivable	562,568	546,766	—	—	(1,109,334)	—
Other current assets	—	66,893	685	113,514	(29)	181,063
Assets held for sale (see Note 10)	—	22,429	25,533	79,950	—	127,912
Total Current Assets	564,278	756,490	79,717	1,176,219	(1,109,363)	1,467,341
Property, Plant and Equipment, Net	527	1,852,010	158,011	1,155,980	—	3,166,528
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	3,948,530	1,000	—	—	(3,949,530)	—
Investment in subsidiaries	761,272	537,305	34,620	81,194	(1,414,391)	—
Goodwill	—	2,511,380	232,052	1,118,378	—	3,861,810
Other	—	829,635	54,148	525,454	—	1,409,237
Total Other Assets, Net	4,709,802	3,879,320	320,820	1,725,026	(5,363,921)	5,271,047
Total Assets	$5,274,607	$6,487,820	$558,548	$4,057,225	$(6,473,284)	$9,904,916
Liabilities and Equity
Intercompany Payable	$—	$—	$8,451	$1,100,883	$(1,109,334)	$—
Current Portion of Long-Term Debt	—	46,749	—	74,483	(29)	121,203
Total Other Current Liabilities	55,378	495,255	32,535	300,387	—	883,555
Liabilities held for sale (see Note 10)	—	—	—	19,269	—	19,269
Long-Term Debt, Net of Current Portion	3,093,536	1,063,324	347,719	1,833,445	—	6,338,024
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	3,948,530	—	—	(3,949,530)	—
Other Long-term Liabilities	—	159,109	54,029	179,473	—	392,611
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,124,693	774,853	115,814	523,724	(1,414,391)	2,124,693
Noncontrolling Interests	—	—	—	25,561	—	25,561
Total Equity	2,124,693	774,853	115,814	549,285	(1,414,391)	2,150,254
Total Liabilities and Equity	$5,274,607	$6,487,820	$558,548	$4,057,225	$(6,473,284)	$9,904,916

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$308,336	$29,164	$122,552	$—	$460,052
Service	—	181,230	14,558	90,689	—	286,477
Intercompany service	—	1,042	—	16,243	(17,285)	—
Total Revenues	—	490,608	43,722	229,484	(17,285)	746,529
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	196,060	6,008	115,595	—	317,663
Selling, general and administrative	19	154,202	3,565	57,907	—	215,693
Intercompany service charges	—	3,257	12,986	1,042	(17,285)	—
Depreciation and amortization	45	56,145	3,089	27,213	—	86,492
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(197)	34	22	—	(141)
Total Operating Expenses	64	409,467	25,682	201,779	(17,285)	619,707
Operating (Loss) Income	(64)	81,141	18,040	27,705	—	126,822
Interest Expense (Income), Net	39,302	(7,281)	7,784	25,330	—	65,135
Other Expense (Income), Net	686	1,577	(98)	33,081	—	35,246
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Real Estate	(40,052)	86,845	10,354	(30,706)	—	26,441
(Benefit) Provision for Income Taxes	—	(5,210)	3,041	5,943	—	3,774
Gain on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(63,162)	28,343	(605)	(7,313)	42,737	—
Net Income (Loss)	23,110	63,712	7,918	(28,486)	(42,737)	23,517
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	407	—	407
Net Income (Loss) Attributable to Iron Mountain Incorporated	$23,110	$63,712	$7,918	$(28,893)	$(42,737)	$23,110
Net Income (Loss)	$23,110	$63,712	$7,918	$(28,486)	$(42,737)	$23,517
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(85)	—	(7,709)	(26,800)	—	(34,594)
Market Value Adjustments for Securities	—	(134)	—	—	—	(134)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(33,852)	(33,637)	(1,805)	(7,709)	77,003	—
Total Other Comprehensive (Loss) Income	(33,937)	(33,771)	(9,514)	(34,509)	77,003	(34,728)
Comprehensive (Loss) Income	(10,827)	29,941	(1,596)	(62,995)	34,266	(11,211)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	(384)	—	(384)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(10,827)	$29,941	$(1,596)	$(62,611)	$34,266	$(10,827)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$347,174	$33,102	$196,189	$—	$576,465
Service	—	212,640	16,344	137,373	—	366,357
Intercompany service	—	981	—	20,561	(21,542)	—
Total Revenues	—	560,795	49,446	354,123	(21,542)	942,822
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	234,791	7,942	187,075	—	429,808
Selling, general and administrative	28	163,997	5,084	83,835	—	252,944
Intercompany service charges	—	4,104	16,457	981	(21,542)	—
Depreciation and amortization	45	73,284	4,266	47,075	—	124,670
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	101	—	(155)	—	(54)
Total Operating Expenses	73	476,277	33,749	318,811	(21,542)	807,368
Operating (Loss) Income	(73)	84,518	15,697	35,312	—	135,454
Interest Expense (Income), Net	21,689	(4,074)	11,929	53,756	—	83,300
Other Expense (Income), Net	(6,962)	2,815	8,872	18,577	—	23,302
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(14,800)	85,777	(5,104)	(37,021)	—	28,852
Provision (Benefit) for Income Taxes	—	22,326	786	306	—	23,418
Gain on Sale of Real Estate, Net of Tax	—	(266)	(59)	—	—	(325)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(21,880)	10,144	(675)	5,182	7,229	—
(Loss) Income from Continuing Operations	7,080	53,573	(5,156)	(42,509)	(7,229)	5,759
Income (Loss) from Discontinued Operations, Net of Tax	—	1,464	649	(72)	—	2,041
Net (Loss) Income	7,080	55,037	(4,507)	(42,581)	(7,229)	7,800
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	720	—	720
Net (Loss) Income Attributable to Iron Mountain Incorporated	$7,080	$55,037	$(4,507)	$(43,301)	$(7,229)	$7,080
Net (Loss) Income	$7,080	$55,037	$(4,507)	$(42,581)	$(7,229)	$7,800
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(313)	—	(2,803)	14,420	—	11,304
Equity in Other Comprehensive Income (Loss) of Subsidiaries	11,156	12,378	(152)	(2,803)	(20,579)	—
Total Other Comprehensive Income (Loss)	10,843	12,378	(2,955)	11,617	(20,579)	11,304
Comprehensive (Loss) Income	17,923	67,415	(7,462)	(30,964)	(27,808)	19,104
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,181	—	1,181
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$17,923	$67,415	$(7,462)	$(32,145)	$(27,808)	$17,923

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$918,841	$90,836	$370,456	$—	$1,380,133
Service	—	551,363	47,223	276,830	—	875,416
Intercompany service	—	2,449	—	54,788	(57,237)	—
Total Revenues	—	1,472,653	138,059	702,074	(57,237)	2,255,549
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	588,801	19,815	356,984	—	965,600
Selling, general and administrative	116	435,445	11,527	180,904	—	627,992
Intercompany service charges	—	9,657	45,131	2,449	(57,237)	—
Depreciation and amortization	136	167,908	9,306	82,642	—	259,992
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	565	34	108	—	707
Total Operating Expenses	252	1,202,376	85,813	623,087	(57,237)	1,854,291
Operating (Loss) Income	(252)	270,277	52,246	78,987	—	401,258
Interest Expense (Income), Net	117,694	(20,373)	24,329	74,470	—	196,120
Other (Income) Expense, Net	(225)	6,099	(235)	53,960	—	59,599
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Real Estate	(117,721)	284,551	28,152	(49,443)	—	145,539
Provision (Benefit) for Income Taxes	—	3,455	10,900	12,771	—	27,126
Gain on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(235,257)	46,440	(2,538)	(17,252)	208,607	—
Net Income (Loss)	117,536	234,656	19,790	(44,112)	(208,607)	119,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,727	—	1,727
Net Income (Loss) Attributable to Iron Mountain Incorporated	$117,536	$234,656	$19,790	$(45,839)	$(208,607)	$117,536
Net Income (Loss)	$117,536	$234,656	$19,790	$(44,112)	$(208,607)	$119,263
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	3,381	—	(14,612)	(78,538)	—	(89,769)
Market Value Adjustments for Securities	—	(111)	—	—	—	(111)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(92,037)	(91,626)	(3,270)	(14,612)	201,545	—
Total Other Comprehensive (Loss) Income	(88,656)	(91,737)	(17,882)	(93,150)	201,545	(89,880)
Comprehensive Income (Loss)	28,880	142,919	1,908	(137,262)	(7,062)	29,383
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	503	—	503
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$28,880	$142,919	$1,908	$(137,765)	$(7,062)	$28,880

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$995,206	$93,038	$488,114	$—	$1,576,358
Service	—	604,414	47,893	348,595	—	1,000,902
Intercompany service	—	3,007	—	57,809	(60,816)	—
Total Revenues	—	1,602,627	140,931	894,518	(60,816)	2,577,260
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	665,207	21,661	464,694	—	1,151,562
Selling, general and administrative	621	506,987	13,052	217,127	—	737,787
Intercompany service charges	—	11,267	46,542	3,007	(60,816)	—
Depreciation and amortization	134	198,749	11,307	116,706	—	326,896
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,311)	6	174	—	(1,131)
Total Operating Expenses	755	1,380,899	92,568	801,708	(60,816)	2,215,114
Operating (Loss) Income	(755)	221,728	48,363	92,810	—	362,146
Interest Expense (Income), Net	89,742	(18,654)	33,311	120,829	—	225,228
Other Expense (Income), Net	44,769	6,987	8,916	(23,666)	—	37,006
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(135,266)	233,395	6,136	(4,353)	—	99,912
Provision (Benefit) for Income Taxes	—	39,327	4,826	2,004	—	46,157
Gain on Sale of Real Estate, Net of Tax	—	(266)	(59)	—	—	(325)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(191,152)	(43,724)	(3,361)	(2,653)	240,890	—
Income (Loss) from Continuing Operations	55,886	238,058	4,730	(3,704)	(240,890)	54,080
Income (Loss) from Discontinued Operations, Net of Tax	—	2,354	1,284	(10)	—	3,628
Net Income (Loss)	55,886	240,412	6,014	(3,714)	(240,890)	57,708
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,822	—	1,822
Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,886	$240,412	$6,014	$(5,536)	$(240,890)	$55,886
Net Income (Loss)	$55,886	$240,412	$6,014	$(3,714)	$(240,890)	$57,708
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(901)	—	(5,908)	44,880	—	38,071
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	37,372	33,908	461	(5,908)	(65,833)	—
Total Other Comprehensive Income (Loss)	36,471	33,174	(5,447)	38,972	(65,833)	37,337
Comprehensive Income (Loss)	92,357	273,586	567	35,258	(306,723)	95,045
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,688	—	2,688
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$92,357	$273,586	$567	$32,570	$(306,723)	$92,357

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(130,151)	$365,002	$27,249	$57,995	$—	$320,095
Cash Flows from Investing Activities:
Capital expenditures	—	(128,461)	(11,341)	(62,779)	—	(202,581)
Cash paid for acquisitions, net of cash acquired	—	(9,871)	(5,260)	(12,844)	—	(27,975)
Intercompany loans to subsidiaries	(290,254)	136,995	—	—	153,259	—
Investment in subsidiaries	(16,000)	(16,000)	—	—	32,000	—
Decrease in restricted cash	33,860	—	—	—	—	33,860
Acquisitions of customer relationships and customer inducements	—	(26,920)	(677)	(7,566)	—	(35,163)
Proceeds from sales of property and equipment and other, net (including real estate)	—	475	32	1,525	—	2,032
Cash Flows from Investing Activities	(272,394)	(43,782)	(17,246)	(81,664)	185,259	(229,827)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(6,732,070)	(510,109)	(1,297,398)	—	(8,539,577)
Proceeds from revolving credit and term loan facilities and other debt	—	6,169,400	507,741	1,465,302	—	8,142,443
Net proceeds from sales of senior notes	985,000	—	—	—	—	985,000
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(1,260)	—	(1,260)
Intercompany loans from parent	—	298,690	(636)	(144,795)	(153,259)	—
Equity contribution from parent	—	16,000	—	16,000	(32,000)	—
Parent cash dividends	(303,712)	—	—	—	—	(303,712)
Net proceeds (payments) associated with employee stock-based awards	13,988	—	—	—	—	13,988
Excess tax benefit (deficiency) from stock-based compensation	323	—	—	—	—	323
Payment of debt financing and stock issuance costs	(29)	(10,661)	—	(975)	—	(11,665)
Cash Flows from Financing Activities	695,570	(258,641)	(3,004)	36,874	(185,259)	285,540
Effect of exchange rates on cash and cash equivalents	—	(67)	(802)	(7,973)	—	(8,842)
Increase (Decrease) in cash and cash equivalents	293,025	62,512	6,197	5,232	—	366,966
Cash and cash equivalents, beginning of period	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of period	$295,424	$67,225	$11,176	$119,074	$—	$492,899

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(122,725)	$426,082	$31,171	$84,424	$—	$418,952
Cash Flows from Operating Activities—Discontinued Operations	—	2,213	1,443	(16)	—	3,640
Cash Flows from Operating Activities	(122,725)	428,295	32,614	84,408	—	422,592
Cash Flows from Investing Activities:
Capital expenditures	—	(151,785)	(6,219)	(88,025)	—	(246,029)
Cash paid for acquisitions, net of cash acquired	—	4,057	(2,381)	(278,047)	—	(276,371)
Intercompany loans to subsidiaries	(11,220)	(183,281)	—	—	194,501	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(32,989)	—	(7,866)	—	(40,855)
Net proceeds from divestments (see Note 10)	—	53,950	—		—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	—	161	—	2,036	—	2,197
Cash Flows from Investing Activities—Continuing Operations	(12,805)	(311,472)	(8,600)	(371,902)	197,671	(507,108)
Cash Flows from Investing Activities—Discontinued Operations	—	(12)	—	—	—	(12)
Cash Flows from Investing Activities	(12,805)	(311,484)	(8,600)	(371,902)	197,671	(507,120)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(1,130,020)	(5,721,732)	(1,269,696)	(3,438,937)	—	(11,560,385)
Proceeds from revolving credit, term loan and bridge facilities and other debt	1,116,995	5,366,524	1,130,193	3,813,677	—	11,427,389
Net proceeds from sales of senior notes	492,500	246,250	186,693	—	—	925,443
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(6)	—	(6)
Intercompany loans from parent	—	13,303	(67,169)	248,367	(194,501)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(360,462)	—	—	—	—	(360,462)
Net proceeds (payments) associated with employee stock-based awards	26,374	—	—	—	—	26,374
Excess tax benefit (deficiency) from stock-based compensation	91	—	—	—	—	91
Payment of debt financing and stock issuance costs	(8,389)	(4,500)	(531)	(3,687)	—	(17,107)
Cash Flows from Financing Activities—Continuing Operations	137,089	(98,570)	(20,510)	620,999	(197,671)	441,337
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	137,089	(98,570)	(20,510)	620,999	(197,671)	441,337
Effect of exchange rates on cash and cash equivalents	—	—	(1,894)	(25,168)	—	(27,062)
Increase (Decrease) in cash and cash equivalents	1,559	18,241	1,610	308,337	—	329,747
Cash and cash equivalents, beginning of period	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, end of period	$1,710	$26,044	$14,792	$415,582	$—	$458,128

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

•
Western European Business—provides records and information management services, including Records Management, Data Protection & Recovery and DMS throughout Austria, Belgium, France, Germany, Ireland, Netherlands, Spain, Switzerland and the United Kingdom, as well as DMS in Sweden.

•
Other International Business—provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia Pacific and Africa, including Records Management, Data Protection & Recovery and DMS. Our European operations provide records and information management services, including Records Management, Data Protection & Recovery and DMS throughout the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Russia, Serbia, Slovakia, Turkey and Ukraine; Records Management and DMS in Estonia, Latvia and Lithuania; and Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and DMS throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide records and information management services, including Records Management, Data Protection & Recovery and DMS throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China, Hong Kong-SAR, India, Malaysia, Singapore, Taiwan and Thailand. Our African operations provide Records Management, Data Protection & Recovery, and DMS in South Africa.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended September 30, 2015
Total Revenues	$441,237	$97,385	$99,003	$103,327	$5,577	$746,529
Depreciation and Amortization	45,985	5,389	11,126	14,399	9,593	86,492
Depreciation	41,034	5,142	9,631	9,991	9,684	75,482
Amortization	4,951	247	1,495	4,408	(91)	11,010
Adjusted OIBDA	175,331	50,268	30,789	21,267	(49,820)	227,835
Expenditures for Segment Assets	42,670	1,891	7,138	17,809	10,934	80,442
Capital Expenditures	32,026	1,891	3,417	14,957	10,934	63,225
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	3,986	—	—	2,275	—	6,261
Acquisitions of Customer Relationships and Customer Inducements	6,658	—	3,721	577	—	10,956
For the Three Months Ended September 30, 2016
Total Revenues	499,977	107,477	122,785	197,084	15,499	942,822
Depreciation and Amortization	55,256	9,680	14,409	30,279	15,046	124,670
Depreciation	47,634	5,822	10,657	20,615	13,632	98,360
Amortization	7,622	3,858	3,752	9,664	1,414	26,310
Adjusted OIBDA	199,559	59,714	37,546	53,844	(56,460)	294,203
Expenditures for Segment Assets	48,135	9,391	13,057	16,320	19,388	106,291
Capital Expenditures	29,061	9,391	8,266	16,258	19,388	82,364
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	17	—	225	(424)	—	(182)
Acquisitions of Customer Relationships and Customer Inducements	19,057	—	4,566	486	—	24,109
As of and for the Nine Months Ended September 30, 2015
Total Revenues	1,332,811	294,220	296,337	317,378	14,803	2,255,549
Depreciation and Amortization	137,581	16,231	34,022	43,553	28,605	259,992
Depreciation	122,705	15,726	29,590	29,922	28,554	226,497
Amortization	14,876	505	4,432	13,631	51	33,495
Adjusted OIBDA	533,598	152,178	87,146	63,143	(153,784)	682,281
Total Assets (1)(2)	3,610,618	645,832	892,798	866,138	588,568	6,603,954
Expenditures for Segment Assets	129,512	15,879	19,676	61,111	39,541	265,719
Capital Expenditures	96,135	8,837	11,967	48,500	37,142	202,581
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	12,764	(21)	2,510	10,323	2,399	27,975
Acquisitions of Customer Relationships and Customer Inducements	20,613	7,063	5,199	2,288	—	35,163
As of and for the Nine Months Ended September 30, 2016
Total Revenues	1,426,128	307,090	334,859	464,094	45,089	2,577,260
Depreciation and Amortization	158,071	21,427	40,729	70,462	36,207	326,896
Depreciation	135,756	17,076	31,026	49,840	33,582	267,280
Amortization	22,315	4,351	9,703	20,622	2,625	59,616
Adjusted OIBDA	565,254	170,255	102,765	117,351	(164,842)	790,783
Total Assets (1)	5,021,015	867,181	1,231,580	2,134,678	650,462	9,904,916
Expenditures for Segment Assets	114,673	17,968	17,959	330,065	82,590	563,255
Capital Expenditures	85,883	16,520	18,303	43,800	81,523	246,029
Cash (Received) Paid for Acquisitions, Net of Cash Acquired (3)	(2,659)	(59)	(6,878)	284,925	1,042	276,371
Acquisitions of Customer Relationships and Customer Inducements	31,449	1,507	6,534	1,340	25	40,855
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

(2)
During the fourth quarter of 2015, we adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. Total assets as of September 30, 2015 for the Western European Business, Other International Business and Corporate and Other Business segments have been reduced by $9,215, $548, and $56,105, respectively, to reflect the adoption of ASU 2015-03.

(3)
Cash paid for acquisitions, net of cash acquired for the Other International Business segment for the nine months ended September 30, 2016 primarily consists of the cash component of the purchase price for the Recall Transaction, as the IMI entity that made the cash payment was an Australian subsidiary. However, the Recall Transaction also benefited the North American Records and Information Management Business, North American Data Management Business and Western European Business segments.

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
A reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Adjusted OIBDA	$227,835	$294,203	$682,281	$790,783
Less: Depreciation and Amortization	86,492	124,670	259,992	326,896
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(141)	(54)	707	(1,131)
Recall Costs(1)	14,662	34,133	20,324	102,872
Interest Expense, Net	65,135	83,300	196,120	225,228
Other Expense (Income), Net	35,246	23,302	59,599	37,006
Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	$26,441	$28,852	$145,539	$99,912
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
d. Brooklyn Fire (Recall)
On January 31, 2015, a former Recall leased facility located in Brooklyn, New York was completely destroyed by a fire. Approximately 900,000 cartons were lost impacting approximately 1,200 customers. No one was injured as a result of the fire. We believe we carry adequate insurance to cover any losses resulting from the fire. There are three pending customer-related lawsuits stemming from the fire, which are being defended by our warehouse legal liability insurer. We have also received correspondence from other customers, under various theories of liability. We deny any liability with respect to the fire and we have referred these claims to our insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies (Continued)

e. Roye Fire (Recall)

On January 28, 2002, a former leased Recall records management facility located in Roye, France was destroyed by a fire. Local French authorities conducted an investigation relating to the fire and issued a charge of criminal negligence against us. We intend to defend this matter vigorously. We are currently corresponding with various customers impacted by the fire who are seeking payment under various theories of liability. There is also pending civil litigation with the owner of the destroyed facility, who is demanding payment for lost rental income and other items. Based on known and expected claims and our expectation of the ultimate outcome of those claims, we believe we carry adequate insurance coverage. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2015 and in the first nine months of 2016, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 18, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
(10) Divestments
As disclosed in Note 4, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, the ACCC, the CCB and the CMA and, as part of the regulatory approval process, we agreed to make the Divestments.
The assets and liabilities related to the Seattle/Atlanta Divestments, the Australia Divestment Business, the Canadian Divestments and the UK Divestments are included in our Consolidated Balance Sheet as of September 30, 2016. The assets and liabilities related to the Initial United States Divestments were sold to Access CIG in the Access Sale on May 4, 2016.
The following provides additional information regarding (a) the assets and liabilities related to the Seattle/Atlanta Divestments, the Australia Divestment Business, the Canadian Divestments and the UK Divestments (collectively, the “Divestments Held for Sale”), each of which are classified as held for sale on our Consolidated Balance Sheet beginning in the second quarter of 2016; and (b) the presentation of the Divestments in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016, respectively, and our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

a.Assets and Liabilities Held for Sale

We have concluded that, as of September 30, 2016, the assets and liabilities related to the Divestments Held for Sale meet the criteria to be reported as held for sale on our Consolidated Balance Sheet as of September 30, 2016.
Our assets and liabilities held for sale as of September 30, 2016 are comprised of the following:

Description	Seattle/Atlanta Divestments	Australia Divestment Business	Recall Canadian Divestments	Iron Mountain Canadian Divestments	UK Divestments	Total
Assets held for sale:
Accounts receivable	$—	$8,508	$—	$—	$—	$8,508
Deferred income taxes	—	1,107	—	—	—	1,107
Prepaid expenses and other	—	613	—	—	—	613
Property, plant and equipment, net	—	24,253	—	1,641	—	25,894
Goodwill	—	27,130	—	3,288	—	30,418
Estimated fair value of assets held for sale, less costs to sell	22,429	—	20,642	—	3,507	46,578
Customer relationships and customer inducements	—	14,359	—	—	—	14,359
Other	—	435	—	—	—	435
	$22,429	$76,405	$20,642	$4,929	$3,507	$127,912

Liabilities held for sale:
Accounts payable	$—	$2,211	$—	$—	$—	$2,211
Accrued expenses	—	5,601	—	—	—	5,601
Deferred revenue	—	1,366	—	—	—	1,366
Other long-term liabilities	—	7,390	—	—	—	7,390
Deferred rent	—	2,701	—	—	—	2,701
	$—	$19,269	$—	$—	$—	$19,269

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

b.	Presentation of Divestments in Consolidated Statements of Operations and Consolidated Statements of Cash Flows

We have concluded that the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016, respectively, and in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016, respectively, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are included as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016, respectively, and the cash flows associated with these businesses are included as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments, and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016, respectively, as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.
The table below summarizes certain results of operations of the Recall Divestments:

	Three Months Ended September 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$3,200		$2,977	$385	$6,562
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	1,534		888	(88)	2,334
Provision (Benefit) for Income Taxes	—	70	—	239	(16)	293
Income (Loss) from Discontinued Operations, Net of Tax	$—	$1,464		$649	$(72)	$2,041

	Nine Months Ended September 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments	Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$5,010	$4,865	$696	$10,571
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	2,468	1,755	(13)	4,210
Provision (Benefit) for Income Taxes	—	114	471	(3)	582
Income (Loss) from Discontinued Operations, Net of Tax	$—	$2,354	$1,284	$(10)	$3,628
______________________________________________________________________________

(1)
The Access Sale occurred nearly simultaneously with the closing of the Recall Transaction. Accordingly, the revenue and expenses associated with the Initial United States Divestments are not included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively, and the cash flows associated with the Initial United States Divestments are not included in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, due to the immaterial nature of the revenues, expenses and cash flows related to the Initial United States Divestments for the period of time we owned these businesses (May 2, 2016 through May 4, 2016).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Transformation Initiative

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $9,080 for both the three and nine months ended September 30, 2015 and a charge of $188 and $6,007 for the three and nine months ended September 30, 2016, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—	$—
Selling, general and administrative expenses	9,080	188	9,080	6,007
Total	$9,080	$188	$9,080	$6,007

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
North American Records and Information Management Business	$5,200	$40	$5,200	$2,329
North American Data Management Business	241	—	241	395
Western European Business	1,439	—	1,439	204
Other International Business	—	—	—	—
Corporate and Other Business	2,200	148	2,200	3,079
Total	$9,080	$188	$9,080	$6,007

Through September 30, 2016, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $16,174. As of September 30, 2016, we had accrued $751 related to the Transformation Initiative. We expect that this liability will be paid throughout the remainder of 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Recall Costs

We expect to incur approximately $300,000 of Recall Costs, including approximately $80,000 of Recall Deal Close & Divestment Costs, as well as approximately $220,000 of Recall Integration Costs.
Recall Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Recall Deal Close & Divestment Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—	$—
Selling, general and administrative expenses	14,662	3,861	20,324	35,938
Total Recall Deal Close & Divestment Costs	$14,662	$3,861	$20,324	$35,938

	Recall Integration Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$4,457	$—	$4,788
Selling, general and administrative expenses	—	25,815	—	62,146
Total Recall Integration Costs	$—	$30,272	$—	$66,934

Total Recall Costs	$14,662	$34,133	$20,324	$102,872
Recall Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Recall Deal Close & Divestment Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
North American Records and Information Management Business	$—	$—	$—	$—
North American Data Management Business	—	—	—	—
Western European Business	—	—	—	—
Other International Business	—	—	—	—
Corporate and Other Business	14,662	3,861	20,324	35,938
Total Recall Deal Close & Divestment Costs	$14,662	$3,861	$20,324	$35,938

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Recall Costs (Continued)

	Recall Integration Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
North American Records and Information Management Business	$—	$4,989	$—	$7,822
North American Data Management Business	—	1,578	—	2,095
Western European Business	—	7,483	—	11,613
Other International Business	—	5,638	—	11,586
Corporate and Other Business	—	10,584	—	33,818
Total Recall Integration Costs	$—	$30,272	$—	$66,934

Total Recall Costs	$14,662	$34,133	$20,324	$102,872
As of September 30, 2016, we had accrued approximately $25,555 of Recall Integration Costs, primarily related to employee severance costs. We expect that this liability will be paid throughout the remainder of 2016.
(13) Subsequent Events
Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Special Purpose Subsidiary"). The Mortgage Special Purpose Subsidiary then used the real estate to secure collateralized loans from Goldman Sachs. The Mortgage Special Purpose Subsidiary is a consolidated subsidiary of IMI. Borrowings under the Mortgage Securitization Program bear interest at 3.5%. The Mortgage Securitization Program is scheduled to terminate in November 2026. Proceeds from the Mortgage Securitization Program will be used to repay outstanding borrowings on the Revolving Credit Facility.
Australia Sale
On October 31, 2016, after receiving approval of the proposed transaction from the ACCC, we completed the sale of the Australia Divestment Business (the “Australia Sale”) to a consortium led by Housatonic Partners (the “Buyers”) for total consideration of approximately 70,000 Australian dollars (or approximately $53,200, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016), subject to adjustments. The purchase price consists of (i) 35,000 Australian dollars in cash received upon the closing of the Australia Sale and (ii) 35,000 Australian dollars in the form of a note due from the Buyers to us (the “Bridging Loan Note”). The Bridging Loan Note bears interest at 3.3% per annum and matures on December 29, 2017, at which point all outstanding obligations become due. The purchase price for the Australia Sale is subject to certain adjustments, including a working capital adjustment and adjustments associated with customer attrition subsequent to the closing of the Australia Sale. We recorded a charge of $14,000 associated with the anticipated loss on disposal of the Australia Divestment Business during the quarter ended September 30, 2016, representing the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell) as of September 30, 2016, based upon the sale price described above.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2016, included herein, and for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2016 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2016 consolidated internal revenue growth rate and capital expenditures, (3) statements made in relation to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") including (i) the total cost to integrate the combined companies and (ii) the expected proceeds from the Divestments (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) associated with the Recall Transaction and (4) expected cost savings associated with the Transformation Initiative (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2016 within each section. Trends and changes that are consistent with the three and nine month periods are not repeated and are discussed on a year to date basis.
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
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. With respect to the acquisition of Recall, the results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the three and nine months ended September 30, 2015 and 2016, respectively.
We currently estimate total operating and capital expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) approximately $80.0 million of operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period (“Recall Deal Close & Divestment Costs”), (ii) approximately $220.0 million of operating expenditures to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs (“Recall Integration Costs” and, collectively with Recall Deal Close & Divestment Costs, “Recall Costs”) and (iii) approximately $80.0 million of capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through September 30, 2016, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $156.9 million, including $149.9 million of Recall Costs and $7.0 million of capital expenditures.
See Note 12 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on Recall Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded a charge of $0.2 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, and a charge of $9.1 million for both the three and nine months ended September 30, 2015, primarily related to employee severance and associated benefits. See Note 11 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on costs related to the Transformation Initiative, including costs recorded by segment as well as between cost of sales and selling, general and administrative expenses.
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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.726	$0.758	4.4%
Brazilian real	$0.284	$0.308	8.5%
British pound sterling	$1.549	$1.313	(15.2)%
Canadian dollar	$0.765	$0.767	0.3%
Euro	$1.113	$1.116	0.3%

	Average Exchange Rates for the Nine Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.763	$0.742	(2.8)%
Brazilian real	$0.320	$0.283	(11.6)%
British pound sterling	$1.532	$1.393	(9.1)%
Canadian dollar	$0.795	$0.757	(4.8)%
Euro	$1.115	$1.116	0.1%

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
Reconciliation of Operating Income to Adjusted OIBDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Operating Income	$126,822	$135,454	$401,258	$362,146
Add: Depreciation and Amortization	86,492	124,670	259,992	326,896
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(141)	(54)	707	(1,131)
Recall Costs	14,662	34,133	20,324	102,872
Adjusted OIBDA	$227,835	$294,203	$682,281	$790,783

Adjusted EPS
Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) other expense (income), net; (5) Recall Costs; (6) REIT Costs; and (7) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Reported EPS—Fully Diluted from Continuing Operations	$0.11	$0.02	$0.56	$0.22
Add: Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	—
Gain on Sale of Real Estate, Net of Tax	—	—	—	—
Other Expense (Income), Net	0.17	0.09	0.28	0.15
Recall Costs	0.07	0.13	0.10	0.43
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.04)	0.03	(0.05)	0.01
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.31	$0.27	$0.89	$0.80
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and nine months ended September 30, 2015 and 2016, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2015 and 2016 was 16.5% and 18.6%, respectively.

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
Reconciliation of Net Income (Loss) to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net Income (Loss)	$23,517	$7,800	$119,263	$57,708
Add: Real Estate Depreciation(1)	44,896	61,655	134,454	165,037
Gain on Sale of Real Estate, Net of Tax(2)	(850)	(325)	(850)	(325)
FFO (NAREIT)	67,563	69,130	252,867	222,420
Add: (Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(141)	(54)	707	(1,131)
Other Expense, Net(3)	35,246	23,302	59,599	37,006
Deferred Income Taxes and REIT Tax Adjustments(4)	(685)	(6,976)	(7,175)	(15,035)
Recall Costs	14,662	34,133	20,324	102,872
Income from Discontinued Operations, Net of Tax(5)	—	(2,041)	—	(3,628)
FFO (Normalized)	$116,645	$117,494	$326,322	$342,504
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)	Net of tax provision of $0.1 million for each of the three and nine months ended September 30, 2016 and $0.2 million for each of the three and nine months ended September 30, 2015.

(3)
Includes foreign currency transaction losses, net of $10.7 million and $15.3 million in the three and nine months ended September 30, 2016, respectively, and $32.5 million and $56.5 million in the three and nine months ended September 30, 2015, respectively.

(4)	REIT tax adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to the REIT conversion (including the impact of amended tax returns).

(5)	Net of tax provision of $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

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

Results of Operations
Comparison of three and nine months ended September 30, 2016 to three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$746,529	$942,822	$196,293	26.3%
Operating Expenses	619,707	807,368	187,661	30.3%
Operating Income	126,822	135,454	8,632	6.8%
Other Expenses, Net	103,305	129,695	26,390	25.5%
Income from Continuing Operations	23,517	5,759	(17,758)	(75.5)%
Income from Discontinued Operations, Net of Tax	—	2,041	2,041	100.0%
Net Income	23,517	7,800	(15,717)	(66.8)%
Net Income Attributable to Noncontrolling Interests	407	720	313	76.9%
Net Income Attributable to Iron Mountain Incorporated	$23,110	$7,080	$(16,030)	(69.4)%
Adjusted OIBDA(1)	$227,835	$294,203	$66,368	29.1%
Adjusted OIBDA Margin(1)	30.5%	31.2%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$2,255,549	$2,577,260	$321,711	14.3%
Operating Expenses	1,854,291	2,215,114	360,823	19.5%
Operating Income	401,258	362,146	(39,112)	(9.7)%
Other Expenses, Net	281,995	308,066	26,071	9.2%
Income from Continuing Operations	119,263	54,080	(65,183)	(54.7)%
Income from Discontinued Operations, Net of Tax	—	3,628	3,628	100.0%
Net Income	119,263	57,708	(61,555)	(51.6)%
Net Income Attributable to Noncontrolling Interests	1,727	1,822	95	5.5%
Net Income Attributable to Iron Mountain Incorporated	$117,536	$55,886	$(61,650)	(52.5)%
Adjusted OIBDA(1)	$682,281	$790,783	$108,502	15.9%
Adjusted OIBDA Margin(1)	30.2%	30.7%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted OIBDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$460,052	$576,465	$116,413	25.3%	27.2%	2.6%
Service	286,477	366,357	79,880	27.9%	29.9%	(0.5)%
Total Revenues	$746,529	$942,822	$196,293	26.3%	28.2%	1.4%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$1,380,133	$1,576,358	$196,225	14.2%	16.9%	2.3%
Service	875,416	1,000,902	125,486	14.3%	17.4%	(0.2)%
Total Revenues	$2,255,549	$2,577,260	$321,711	14.3%	17.1%	1.3%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the weighted average year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. The revenues generated by Recall have been integrated with our existing revenues and it is impracticable for us to determine actual Recall revenue contribution. Therefore, our internal revenue growth rates exclude the impact of revenues associated with the Recall Transaction based upon forecasted or budgeted Recall revenues beginning in the third quarter of 2016. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Consolidated storage rental revenues increased $116.4 million, or 25.3%, to $576.5 million and $196.2 million, or 14.2%, to $1,576.4 million for the three and nine months ended September 30, 2016, respectively, from $460.1 million and $1,380.1 million for the three and nine months ended September 30, 2015, respectively. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures and consolidated internal storage rental revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 24.6% and 14.6% to the reported storage rental revenue growth rates for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Internal storage rental revenue growth of 2.3% in the nine months ended September 30, 2016 compared to the same prior year period was driven by sustained internal storage rental revenue growth of 0.7%, 1.7%, 0.8% and 9.9% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rates for the three and nine months ended September 30, 2016 by 1.9% and 2.7%, respectively, compared to the same prior year periods. Global records management net volumes as of September 30, 2016 increased by 29.2% over the ending volume at September 30, 2015, supported by volume increases across each of our reportable operating segments, primarily associated with the acquisition of Recall.

Consolidated service revenues increased $79.9 million, or 27.9%, to $366.4 million and $125.5 million, or 14.3%, to $1,000.9 million for the three and nine months ended September 30, 2016, respectively, from $286.5 million and $875.4 million for the three and nine months ended September 30, 2015, respectively. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative consolidated internal service revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 30.4% and 17.6% to the reported service revenue growth rates for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Internal service revenue growth was negative 0.5% and negative 0.2% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. The negative internal service revenue growth for the nine months ended September 30, 2016 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, the decline in service activities has begun to stabilize in recent periods, while service revenue declines in the Western European Business and the North American Data Management Business segments are reflecting more recent reductions in service activity levels. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 2.0% and 3.1% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods.

For the reasons stated above, our consolidated revenues increased $196.3 million, or 26.3%, to $942.8 million and $321.7 million, or 14.3%, to $2,577.3 million for the three and nine months ended September 30, 2016, respectively, from $746.5 million and $2,255.5 million for the three and nine months ended September 30, 2015, respectively. The net impact of acquisitions/divestitures contributed 26.8% and 15.8% to the reported consolidated revenue growth rates for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, driven primarily by our acquisition of Recall. Consolidated internal revenue growth was 1.4% and 1.3% in the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenues by 1.9% and 2.8% in the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods.
Internal Growth—Eight-Quarter Trend

	2014	2015				2016
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	3.5%	3.0%	2.7%	2.8%	2.2%	2.2%	2.1%	2.6%
Service Revenue	2.3%	(1.0)%	—%	(0.9)%	0.3%	1.6%	(2.1)%	(0.5)%
Total Revenue	3.0%	1.4%	1.6%	1.3%	1.4%	2.0%	0.4%	1.4%

We expect our consolidated internal revenue growth rate for 2016 to be approximately 1.5% to 2.0%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 3.5%. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2014 and 2015 were 2.2% and 2.7%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
Labor	$158,905	$199,459	$40,554	25.5%	27.4%	21.3%	21.2%	(0.1)%
Facilities	105,024	146,534	41,510	39.5%	42.0%	14.1%	15.5%	1.4%
Transportation	24,958	38,337	13,379	53.6%	55.9%	3.3%	4.1%	0.8%
Product Cost of Sales and Other	28,776	41,021	12,245	42.6%	45.2%	3.9%	4.4%	0.5%
Recall Costs	—	4,457	4,457	100.0%	100.0%	—%	0.5%	0.5%
	$317,663	$429,808	$112,145	35.3%	37.5%	42.6%	45.6%	3.0%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
Labor	$484,389	$561,056	$76,667	15.8%	19.5%	21.5%	21.8%	0.3%
Facilities	319,833	383,648	63,815	20.0%	23.4%	14.2%	14.9%	0.7%
Transportation	75,310	96,812	21,502	28.6%	31.8%	3.3%	3.8%	0.5%
Product Cost of Sales and Other	86,068	105,258	19,190	22.3%	26.2%	3.8%	4.1%	0.3%
Recall Costs	—	4,788	4,788	100.0%	100.0%	—%	0.2%	0.2%
	$965,600	$1,151,562	$185,962	19.3%	22.8%	42.8%	44.7%	1.9%
Labor
Labor expenses decreased to 21.2% of consolidated revenues in the three months ended September 30, 2016 compared to 21.3% in the three months ended September 30, 2015. The decrease in labor expenses as a percentage of consolidated revenue was driven by a 121 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenue (11.42% in the three months ended September 30, 2016 compared to 12.63% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue, partially offset by a 97 basis point increase in labor expenses associated with our Other International Business segment as a percentage of consolidated revenue (4.90% in the three months ended September 30, 2016 compared to 3.93% in the comparable prior year period), primarily associated with increased wages and benefits.
Labor expenses increased to 21.8% of consolidated revenues in the nine months ended September 30, 2016 compared to 21.5% in the nine months ended September 30, 2015. The increase in labor expenses as a percentage of consolidated revenue was driven by a 44 basis point increase in labor expenses associated with our Other International Business segment as a percentage of consolidated revenue (4.53% in the nine months ended September 30, 2016 compared to 4.09% in the comparable prior year period), primarily associated with increased wages, a 23 basis point increase in labor expenses associated with our Corporate and Other Business segment as a percentage of consolidated revenue (0.37% in the nine months ended September 30, 2016 compared to 0.14% in the comparable prior year period), primarily associated with the impact of recent acquisitions, as well as a 22 basis point increase in labor expenses associated with our Western European Business segment as a percentage of consolidated revenue (2.88% in the nine months ended September 30, 2016 compared to 2.66% in the comparable prior year period), primarily associated with increased wages and benefits. These increases were partially offset by a 48 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenue (12.14% in the nine months ended September 30, 2016 compared to 12.62% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue. Labor expenses for the nine months ended September 30, 2016 increased by $91.4 million, or 19.5%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Labor expenses were favorably impacted by 3.7 percentage points due to currency rate changes during the nine months ended September 30, 2016 compared to the same prior year period.

Facilities
Facilities expenses increased to 14.9% of consolidated revenues in the nine months ended September 30, 2016 compared to 14.2% in the nine months ended September 30, 2015. The increase in facilities expenses as a percentage of consolidated revenues was driven by a 94 basis point increase in rent expense as a percentage of consolidated revenues (7.81% in the nine months ended September 30, 2016 compared to 6.87% in the comparable prior year period), partially offset by a 23 basis point decrease in other facilities costs as a percentage of consolidated revenues (7.08% in the nine months ended September 30, 2016 compared to 7.31% in the comparable prior year period). The increase in rent expense was primarily driven by the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction. We expect this trend in rent expense to continue through the first quarter of 2017. The decrease in other facilities costs was primarily driven by lower utilities and building maintenance costs associated with our North American Records and Information Management Business segment, as well as lower property taxes associated with our Western European Business segment. Facilities expenses for the nine months ended September 30, 2016 increased by $72.8 million, or 23.4%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Facilities expenses were favorably impacted by 3.4 percentage points due to currency rate changes during the nine months ended September 30, 2016 compared to the same prior year period.
Transportation
Transportation expenses increased to 3.8% of consolidated revenues in the nine months ended September 30, 2016 compared to 3.3% in the nine months ended September 30, 2015. The increase in transportation expenses as a percentage of consolidated revenues was driven by a 31 basis point increase in third party carrier costs (1.15% in the nine months ended September 30, 2016 compared to 0.84% in the comparable prior year period), primarily associated with our Other International Business segment, as well as a 14 basis point increase in vehicle lease and insurance costs (0.45% in the nine months ended September 30, 2016 compared to 0.31% in the comparable prior year period), primarily associated with our Western European Business segment. Transportation expenses for the nine months ended September 30, 2016 increased by $23.3 million, or 31.8%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Transportation expenses were favorably impacted by 3.2 percentage points due to currency rate changes during the nine months ended September 30, 2016 compared to the same prior year period.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to service revenue streams, particularly project revenues, increased to 4.1% of consolidated revenues for the nine months ended September 30, 2016 compared to 3.8% in the nine months ended September 30, 2015. The increase in product cost of sales and other was driven by a 37 basis point increase in product cost of sales and other associated with our Other International Business segment (1.17% for the nine months ended September 30, 2016 compared to 0.80% in the comparable prior year period) driven by project costs. Product cost of sales and other increased by $21.9 million, or 26.2%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Product cost of sales and other were favorably impacted by 3.9 percentage points due to currency rate changes during the nine months ended September 30, 2016.
Recall Costs
Recall Costs included in cost of sales were $4.8 million in the nine months ended September 30, 2016, and primarily consisted of employee severance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$116,295	$128,250	$11,955	10.3%	12.4%	15.6%	13.6%	(2.0)%
Sales, Marketing & Account Management	54,079	60,572	6,493	12.0%	14.3%	7.2%	6.4%	(0.8)%
Information Technology	25,433	31,863	6,430	25.3%	27.6%	3.4%	3.4%	—%
Bad Debt Expense	5,224	2,583	(2,641)	(50.6)%	(51.2)%	0.7%	0.3%	(0.4)%
Recall Costs	14,662	29,676	15,014	102.4%	102.4%	2.0%	3.1%	1.1%
	$215,693	$252,944	$37,251	17.3%	19.3%	28.9%	26.8%	(2.1)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$355,569	$371,654	$16,085	4.5%	7.2%	15.8%	14.4%	(1.4)%
Sales, Marketing & Account Management	160,959	175,332	14,373	8.9%	11.4%	7.1%	6.8%	(0.3)%
Information Technology	75,493	86,968	11,475	15.2%	18.0%	3.3%	3.4%	0.1%
Bad Debt Expense	15,647	5,749	(9,898)	(63.3)%	(63.0)%	0.7%	0.2%	(0.5)%
Recall Costs	20,324	98,084	77,760	382.6%	382.6%	0.9%	3.8%	2.9%
	$627,992	$737,787	$109,795	17.5%	20.3%	27.8%	28.6%	0.8%
General and Administrative
General and administrative expenses decreased to 14.4% of consolidated revenues during the nine months ended September 30, 2016 compared to 15.8% in the nine months ended September 30, 2015. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven by a 52 basis point decrease in professional fees (1.30% in the nine months ended September 30, 2016 compared to 1.82% in the comparable prior year period), primarily associated with our North American Records and Information Management Business, Western European Business and Corporate and Other Business segments and a 36 basis point decrease in compensation expense (9.62% in the nine months ended September 30, 2016 compared to 9.98% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue, as well as a 26 basis point decrease in employee related expenses (1.12% in the nine months ended September 30, 2016 compared to 1.38% in the comparable prior year period), primarily due to decreased travel and entertainment expenses associated with our North American Records and Information Management Business segment. General and administrative expenses for the nine months ended September 30, 2016 increased by $25.1 million, or 7.2%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. General and administrative expenses were favorably impacted by 2.7 percentage points due to currency rate changes during the nine months ended September 30, 2016.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the nine months ended September 30, 2016 compared to 7.1% in the nine months ended September 30, 2015. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a 36 basis point decrease in sales, marketing and account management expenses in our North American Records and Information Management Business segment (3.21% in the nine months ended September 30, 2016 compared to 3.57% in the comparable prior year period), primarily associated with compensation growing at a lower rate than revenue and lower professional fees. Sales, marketing and account management expenses for the nine months ended September 30, 2016 increased by $17.9 million, or 11.4%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Sales, marketing and account management expenses were favorably impacted by 2.5 percentage points due to currency rate changes during the nine months ended September 30, 2016.

Information Technology
Information technology expenses increased to 3.4% of consolidated revenues during the nine months ended September 30, 2016 compared to 3.3% in the nine months ended September 30, 2015. The increase in information technology expenses as a percentage of consolidated revenues was driven by a 16 basis point increase in information technology expenses associated with our Corporate and Other Business segment as a percentage of consolidated revenues (2.16% in the nine months ended September 30, 2016 compared to 2.00% in the comparable prior year period), primarily associated with increased software maintenance and license fees. Information technology expenses for the nine months ended September 30, 2016 increased by $13.3 million, or 18.0%, on a constant dollar basis compared to the same prior year period, primarily driven by our acquisition of Recall. Information technology expenses were favorably impacted by 2.8 percentage points due to currency rate changes during the nine months ended September 30, 2016.
Bad Debt Expense
Consolidated bad debt expense for the nine months ended September 30, 2016 decreased to 0.2% of consolidated revenues during the nine months ended September 30, 2016 compared to 0.7% in the nine months ended September 30, 2015. Bad debt expenses for the nine months ended September 30, 2016 decreased by $9.8 million, or 63.0%, on a constant dollar basis compared to the same prior year period. This decrease in bad debt expense was primarily driven by lower bad debt expense associated with our North American Records and Information Management Business segment. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.
Recall Costs
Recall Costs included in selling, general and administrative expenses were $98.1 million in the nine months ended September 30, 2016, and primarily consisted of advisory and professional fees, as well as severance and REIT conversion costs. Recall Costs included in selling, general and administrative expenses were $20.3 million in the nine months ended September 30, 2015, and primarily consisted of advisory and professional fees.
Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net
Depreciation expense increased $40.8 million, or 18.0%, on a reported dollar basis ($45.5 million, or 20.5%, on a constant dollar basis) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. In particular, the increase in depreciation expense was driven by (i) the depreciation of leasehold improvements acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the useful life of the leasehold improvements, 10 years or the life of the lease (whichever is shorter) and (ii) the depreciation of racking structures included in leased facilities acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the useful life of the racking structures, 20 years or the life of the lease (whichever is shorter). See Note 2.f. to Notes to Consolidated Financial Statements in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $26.1 million, or 78.0%, on a reported dollar basis ($27.4 million, or 84.9%, on a constant dollar basis) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 14 years.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net was $1.1 million for the nine months ended September 30, 2016 and consisted primarily of gains associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $0.7 million for the nine months ended September 30, 2015 and consisted primarily of the write-off of certain property associated with our North American Records and Information Management Business segment.

OPERATING INCOME AND ADJUSTED OIBDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated operating income and Adjusted OIBDA:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2016
Operating Income	$126,822	$135,454	$8,632	6.8%
Operating Income as a Percentage of Consolidated Revenue	17.0%	14.4%
Adjusted OIBDA	227,835	294,203	66,368	29.1%
Adjusted OIBDA Margin	30.5%	31.2%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2016
Operating Income	$401,258	$362,146	$(39,112)	(9.7)%
Operating Income as a Percentage of Consolidated Revenue	17.8%	14.1%
Adjusted OIBDA	682,281	790,783	108,502	15.9%
Adjusted OIBDA Margin	30.2%	30.7%
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $18.2 million to $83.3 million (8.8% of consolidated revenues) and $29.1 million to $225.2 million (8.7% of consolidated revenues) for the three and nine months ended September 30, 2016, respectively, from $65.1 million (8.7% of consolidated revenues) and $196.1 million (8.7% of consolidated revenues) for the three and nine months ended September 30, 2015, respectively, primarily due to (i) the issuance of $1,000.0 million in aggregate principal amount of 6% Senior Notes due 2020 (the "6% Notes due 2020") by Iron Mountain Incorporated ("IMI") in September 2015, (ii) $850.0 million of borrowings under the Bridge Facility (as defined below) during the second quarter of 2016, (iii) the issuance of $500.0 million in aggregate principal amount of 4 3/8% Senior Notes due 2021 (the "4 3/8% Notes") by IMI in May 2016, (iv) the issuance of $250.0 million in aggregate principal amount of 5 3/8% Senior Notes due 2026 (the "5 3/8% Notes") by Iron Mountain US Holdings, Inc. ("IM US Holdings") in May 2016 and (v) higher borrowings (on a weighted average basis) under the Credit Agreement (as defined below) during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was partially offset by the redemption in October 2015 of (i) 255.0 million Euro aggregate principal outstanding of the 6 3/4% Euro Senior Subordinated Notes due 2018, (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Senior Subordinated Notes due 2019 and (iii) the remaining $106.0 million aggregate principal outstanding of the 8 3/8% Senior Subordinated Notes due 2021. Our weighted average interest rate was 5.1% and 5.8% at September 30, 2016 and 2015, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2015	2016		2015	2016
Foreign currency transaction losses (gains), net	$32,539	$10,685	$(21,854)	$56,461	$15,336	$(41,125)
Debt extinguishment expense	2,156	—	(2,156)	2,156	9,283	7,127
Other, net	551	12,617	12,066	982	12,387	11,405
	$35,246	$23,302	$(11,944)	$59,599	$37,006	$(22,593)
We recorded net foreign currency transaction losses of $15.3 million in the nine months ended September 30, 2016, based on period-end exchange rates. These losses resulted primarily from changes in the exchange rate of each of the Argentine peso and British pound sterling against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries, as well as Euro denominated borrowings by IMI under our Revolving Credit Facility (as defined below). These losses were partially offset by gains primarily from changes in the exchange rate of each of the Brazilian real, Euro and Russian ruble against the United States dollar compared to December 31, 2015, as these currencies relate to our intercompany balances with and between our Latin American and European subsidiaries.
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

We recorded a charge of approximately $2.2 million in the third quarter of 2015 related to the refinancing of the Credit Agreement (as defined below), representing the write-off of unamortized deferred financing costs. We recorded a charge of approximately $9.3 million in the second quarter of 2016 related to the termination of the Bridge Facility (as defined below), which primarily consists of the write-off of unamortized deferred financing costs.

Other, net for the three and nine months ended September 30, 2016 includes a charge of $14.0 million associated with the anticipated loss on disposal of the Australia Divestment Business (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report). As disclosed in Note 10 to Notes to Consolidated Financial Statements, we have determined that the Australia Divestment Business met the criteria to be reported as held for sale beginning in the second quarter of 2016. Accordingly, the Australia Divestment Business is reflected in our Consolidated Balance Sheet at the lower of its carrying value or its fair value (less costs to sell). This charge represents the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell) as of September 30, 2016, based upon the sale price of the business described more fully in Note 13 to Notes to Consolidated Financial Statements. Other, net in the nine months ended September 30, 2015 consisted primarily of $0.6 million related to the write-down of certain investments.
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

Our effective tax rates for the three and nine months ended September 30, 2015 were 14.3% and 18.6%, respectively. Our effective tax rates for the three and nine months ended September 30, 2016 were 81.2% and 46.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and nine months ended September 30, 2015 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and state income taxes (net of federal tax benefit). In the third quarter of 2015, we recorded a tax benefit of $4.1 million related to the expiration of certain statutes of limitations and an out-of-period tax adjustment ($9.0 million tax benefit) to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates in the three and nine months ended September 30, 2016 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and the impact of the $14.0 million charge (described in Note 2.i. to Notes to Consolidated Financial Statements) recorded during the third quarter of 2016 related to the anticipated loss on disposal of the Australia Divestment Business, which had no associated tax benefit.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense, and substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the nine months ended September 30, 2016 was $0.3 million, net of tax of $0.1 million, associated with the sale of land in North America. Consolidated gain on sale of real estate was $0.9 million, net of tax of $0.2 million, for the nine months ended September 30, 2015, which was associated with the sale of a building in the United Kingdom.
INCOME (LOSS) FROM CONTINUING OPERATIONS (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2016
Income (Loss) from Continuing Operations	$23,517	$5,759	$(17,758)	(75.5)%
Income (Loss) from Continuing Operations as a Percentage of Consolidated Revenue	3.2%	0.6%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2016
Income from Continuing Operations	$119,263	$54,080	$(65,183)	(54.7)%
Income from Continuing Operations as a Percentage of Consolidated Revenue	5.3%	2.1%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations, net of tax was $3.6 million for the nine months ended September 30, 2016, primarily related to the operations of the Recall Divestments (as defined in Note 10 to Notes to Consolidated Financial Statements included in this Quarterly Report).

NONCONTROLLING INTERESTS
For the three and nine months ended September 30, 2016, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.7 million and $1.8 million, respectively. For the three and nine months ended September 30, 2015, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.4 million and $1.7 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$269,239	$298,049	$28,810	10.7%	10.7%	1.1%
Service	171,998	201,928	29,930	17.4%	17.4%	(0.8)%
Segment Revenue	$441,237	$499,977	$58,740	13.3%	13.3%	0.4%
Segment Adjusted OIBDA(1)	$175,331	$199,559	$24,228
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	39.7%	39.9%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$809,039	$853,183	$44,144	5.5%	5.9%	0.7%
Service	523,772	572,945	49,173	9.4%	10.1%	0.9%
Segment Revenue	$1,332,811	$1,426,128	$93,317	7.0%	7.6%	0.8%
Segment Adjusted OIBDA(1)	$533,598	$565,254	$31,656
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.0%	39.6%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the three and nine months ended September 30, 2016, reported revenue in our North American Records and Information Management Business segment increased 13.3% and 7.0%, respectively, compared to the three and nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 12.9% and 6.8% to the reported revenue growth rates in our North American Records and Information Management Business segment for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, primarily driven by our acquisition of Recall. The internal revenue growth in the nine months ended September 30, 2016 was primarily the result of internal service revenue growth of 0.9% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which was driven by special project revenue recognized in the first quarter of 2016. The negative internal service revenue growth of 0.8% in the three months ended September 30, 2016 was primarily due to a decrease in special project revenue in the three months ended September 30, 2016 compared to the same prior year period. For the nine months ended September 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.6% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 20 basis points during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by a 228 basis point decrease in selling, general and administrative expenses as a percentage of segment revenue (14.67% in the three months ended September 30, 2016 compared to 16.95% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue and lower bad debt expense, partially offset by a 210 basis point increase in cost of sales as a percentage of segment revenue (45.42% in the three months ended September 30, 2016 compared to 43.32% in the comparable prior year period), primarily driven by increased wages and benefits, rent expense and building maintenance costs. Adjusted OIBDA as a percentage of segment revenue decreased 40 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by a 153 basis point increase in cost of sales as a percentage of segment revenue (45.00% in the nine months ended

September 30, 2016 compared to 43.47% in the comparable prior year period), primarily associated with increased wages, benefits and medical costs, partially offset by a 114 basis point decrease in selling, general and administrative expenses as a percentage of segment revenue (15.36% in the nine months ended September 30, 2016 compared to 16.50% in the comparable prior year period), primarily associated with a decrease in professional fees, travel and entertainment expenses and bad debt expense.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$63,947	$72,612	$8,665	13.6%	13.5%	2.2%
Service	33,438	34,865	1,427	4.3%	4.2%	(11.3)%
Segment Revenue	$97,385	$107,477	$10,092	10.4%	10.3%	(2.4)%
Segment Adjusted OIBDA(1)	$50,268	$59,714	$9,446
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	51.6%	55.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$191,867	$207,602	$15,735	8.2%	8.5%	1.7%
Service	102,353	99,488	(2,865)	(2.8)%	(2.5)%	(10.7)%
Segment Revenue	$294,220	$307,090	$12,870	4.4%	4.7%	(2.6)%
Segment Adjusted OIBDA(1)	$152,178	$170,255	$18,077
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	51.7%	55.4%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the three and nine months ended September 30, 2016, reported revenue in our North American Data Management Business segment increased 10.4% and 4.4%, respectively, compared to the three and nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 12.7% and 7.3% to the reported revenue growth rates in our North American Data Management Business segment for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, primarily driven by our acquisition of Recall. The negative internal revenue growth for the three and nine months ended September 30, 2016 was primarily attributable to negative internal service revenue growth of 11.3% and 10.7% for the three and nine months ended September 30, 2016, respectively, which was due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.2% and 1.7% in the three and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.3% compared to the same prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 370 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by a 348 basis point decrease in overhead expenses as a percentage of segment revenue (17.05% in the nine months ended September 30, 2016 compared to 20.53% in the comparable prior year period), primarily driven by lower selling, general and administrative expenses.

Western European Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$60,629	$74,534	$13,905	22.9%	36.3%	0.3%
Service	38,374	48,251	9,877	25.7%	38.3%	(0.4)%
Segment Revenue	$99,003	$122,785	$23,782	24.0%	37.1%	—%
Segment Adjusted OIBDA(1)	$30,789	$37,546	$6,757
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	31.1%	30.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$179,612	$203,926	$24,314	13.5%	20.6%	0.8%
Service	116,725	130,933	14,208	12.2%	18.7%	(4.6)%
Segment Revenue	$296,337	$334,859	$38,522	13.0%	19.9%	(1.3)%
Segment Adjusted OIBDA(1)	$87,146	$102,765	$15,619
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	29.4%	30.7%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the three and nine months ended September 30, 2016, reported revenue in our Western European Business segment increased 24.0% and 13.0%, respectively, compared to the three and nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 37.1% and 21.2% to the reported revenue growth rates in our Western European Business segment for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, primarily driven by our acquisition of Recall. Internal revenue growth for the nine months ended September 30, 2016 was negative 1.3%, primarily attributable to negative internal service revenue growth of 4.6% for the nine months ended September 30, 2016, which was due to reduced retrieval/refile activity and a related decrease in transportation revenues, partially offset by 0.8% internal storage rental revenue growth in the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 13.1% and 6.9%, respectively, compared to the same prior year periods due to the weakening of the British pound sterling against the United States dollar. Adjusted OIBDA as a percentage of segment revenue decreased 50 basis points during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by a 536 basis point increase in cost of sales as a percentage of segment revenue (46.72% in the three months ended September 30, 2016 compared to 41.36% in the comparable prior year period), primarily driven by increased wages and benefits and rent expense, partially offset by a 483 basis point decrease in selling, general and administrative expenses as a percentage of segment revenue (22.71% in the three months ended September 30, 2016 compared to 27.54% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue. Adjusted OIBDA as a percentage of segment revenue increased 130 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by a 458 basis point decrease in selling, general and administrative expenses as a percentage of segment revenues (24.18% in the nine months ended September 30, 2016 compared to 28.76% in the comparable prior year period), primarily associated with lower professional fees, as well as wages and benefits growing at a lower rate than revenues, partially offset by a 329 basis point increase in cost of sales as a percentage of segment revenues (45.13% in the nine months ended September 30, 2016 compared to 41.84% in the comparable prior year period), primarily associated with higher wages and rent expense.

Other International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$60,201	$119,881	$59,680	99.1%	102.2%	11.6%
Service	43,126	77,203	34,077	79.0%	82.7%	6.9%
Segment Revenue	$103,327	$197,084	$93,757	90.7%	94.1%	9.7%
Segment Adjusted OIBDA(1)	$21,267	$53,844	$32,577
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.6%	27.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$185,866	$278,907	$93,041	50.1%	64.6%	9.9%
Service	131,512	185,187	53,675	40.8%	55.9%	7.8%
Segment Revenue	$317,378	$464,094	$146,716	46.2%	61.0%	9.0%
Segment Adjusted OIBDA(1)	$63,143	$117,351	$54,208
Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.9%	25.3%
_____________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

For the three and nine months ended September 30, 2016, reported revenue in our Other International Business segment increased 90.7% and 46.2%, respectively, compared to the three and nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and nine months ended September 30, 2015. The net impact of acquisitions/divestitures contributed 84.4% and 52.0% to the reported revenue growth rates in our Other International Business segment for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, primarily driven by our acquisition of Recall. Internal revenue growth for the three and nine months ended September 30, 2016 was 9.7% and 9.0%, respectively, supported by 11.6% and 9.9% storage rental internal revenue growth for the three and nine months ended September 30, 2016, respectively. Foreign currency fluctuations in the nine months ended September 30, 2016 resulted in decreased revenue, as measured in United States dollars, of approximately 14.8% as compared to the same prior year period, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted OIBDA as a percentage of segment revenue increased 540 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in Adjusted OIBDA as a percentage of segment revenue during the nine months ended September 30, 2016 was primarily a result of a 415 basis point decrease in selling, general and administrative expenses as a percentage of segment revenues (21.98% in the nine months ended September 30, 2016 compared to 26.13% in the comparable prior year period) and a 125 basis point decrease in cost of sales as a percentage of segment revenue (52.73% in the nine months ended September 30, 2016 compared to 53.98% in the comparable prior year period), primarily associated with compensation expenses growing at a lower rate than revenue, as well as lower professional fees.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$6,036	$11,390	$5,354	88.7%	88.7%	12.7%
Service	(459)	4,109	4,568	995.2%	995.2%	190.5%
Segment Revenue	$5,577	$15,499	$9,922	177.9%	177.9%	34.1%
Segment Adjusted OIBDA(1)	$(49,820)	$(56,460)	$(6,640)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.7)%	(6.0)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$13,749	$32,741	$18,992	138.1%	138.1%	34.2%
Service	1,054	12,348	11,294	1,071.5%	1,071.5%	201.7%
Segment Revenue	$14,803	$45,089	$30,286	204.6%	204.6%	40.7%
Segment Adjusted OIBDA(1)	$(153,784)	$(164,842)	$(11,058)
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.8)%	(6.4)%
_______________________________________________________________________________

(1)
See Note 7 to Notes to the Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted OIBDA and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate.

During the nine months ended September 30, 2016, Adjusted OIBDA in the Corporate and Other Business segment as a percentage of consolidated revenue improved 40 basis points compared to the nine months September 30, 2015. Adjusted OIBDA in the Corporate and Other Business segment decreased $11.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the impact of the Recall Transaction, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. Adjusted OIBDA in our Corporate and Other Business segment includes approximately $8.7 million and $17.1 million of incremental expenses associated with Recall for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2015	2016
Cash flows from operating activities - continuing operations	$320,095	$418,952
Cash flows from investing activities - continuing operations	(229,827)	(507,108)
Cash flows from financing activities - continuing operations	285,540	441,337
Cash and cash equivalents at the end of period	492,899	458,128
Net cash provided by operating activities from continuing operations was $419.0 million for the nine months ended September 30, 2016 compared to $320.1 million for the nine months ended September 30, 2015. The $98.9 million period over period increase in cash flows from operating activities resulted from a decrease in cash used in working capital of $100.3 million, primarily related to the timing of accrued expenses and deferred revenue, offset by a decrease in net income (including non-cash charges and realized foreign exchange losses) of $1.4 million.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, acquisition of customer relationships and customer inducements during the nine months ended September 30, 2016 amounted to $246.0 million, $24.8 million and $16.1 million, respectively. Cash paid for acquisitions (net of cash acquired) during the nine months ended September 30, 2016 of $276.4 million consisted primarily of the cash portion of the purchase price associated with the Recall Transaction. For the nine months ended September 30, 2016, these expenditures were primarily funded with cash flows from operations, as well as the financing activities described below. Net proceeds from divestments received during the nine months ended September 30, 2016 of $54.0 million consisted of the net cash proceeds from the Access Sale (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report). Excluding capital expenditures associated with potential future acquisitions and opportunistic real estate investments, we expect our capital expenditures to be approximately $320.0 million in the year ending December 31, 2016. We expect to spend up to $50.0 million of additional capital expenditures on opportunistic real estate investments in the year ending December 31, 2016.
Net cash provided by financing activities from continuing operations was $441.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we received net proceeds of $925.4 million associated with the issuance of the 4 3/8% Notes, 5 3/8% Notes and the CAD Notes due 2023 and $185.8 million of proceeds from the AUD Term Loan (as defined below). We used the proceeds from these transactions, as well as cash flows provided by operating activities, for the net payment of $318.8 million associated with net payments under the Revolving Credit Facility and the Bridge Facility, as well as for the payment of dividends in the amount of $360.5 million on our common stock.

Capital Expenditures
The following table presents our capital spend for the nine months ended September 30, 2015 and 2016, respectively, organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" of our Annual Report:

	Nine Months Ended September 30,

Nature of Capital Spend (in thousands)	2015	2016
Real Estate:
Investment	$105,531	$157,272
Maintenance	28,111	35,611
Total Real Estate Capital Spend	133,642	192,883
Non-Real Estate:
Investment	34,956	33,755
Maintenance	16,043	14,592
Total Non-Real Estate Capital Spend	50,999	48,347

Total Capital Spend (on accrual basis)	184,641	241,230
Net increase in prepaid capital expenditures	37	853
Net decrease accrued capital expenditures	17,903	3,946
Total Capital Spend (on cash basis)	$202,581	$246,029
Dividends
See Note 9 to Notes to Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2015 and the first nine months of 2016.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2016 relate to cash and cash equivalents held in time deposits with six global banks, all of which we consider to be large, highly-rated investment-grade institutions. As of September 30, 2016, our cash and cash equivalents balance was $458.1 million, including time deposits amounting to $18.7 million.

Our consolidated debt as of September 30, 2016 is as follows (in thousands):

	September 30, 2016
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$1,240,761	$(8,166)	$1,232,595
Term Loan(1)	234,375	—	234,375
AUD Term Loan(2)	188,967	(3,713)	185,254
6% Notes due 2020(3)(4)	1,000,000	(13,578)	986,422
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(5)	152,179	(1,762)	150,417
4 3/8% Notes(3)(4)	500,000	(8,051)	491,949
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(4)(6)	518,808	(6,816)	511,992
6% Senior Notes due 2023(3)	600,000	(7,597)	592,403
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(4)(5)	190,223	(3,370)	186,853
5 3/4% Senior Subordinated Notes due 2024(3)	1,000,000	(10,872)	989,128
5 3/8% Notes(4)(7)	250,000	(4,159)	245,841
Real Estate Mortgages, Capital Leases and Other	444,772	(1,113)	443,659
Accounts Receivable Securitization Program(8)	208,800	(461)	208,339
Total Long-term Debt	6,528,885	(69,658)	6,459,227
Less Current Portion	(121,203)	—	(121,203)
Long-term Debt, Net of Current Portion	$6,407,682	$(69,658)	$6,338,024
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

(2)	The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1.9 million as of September 30, 2016.

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

(4)
The 6% Notes due 2020, the 4 3/8% Notes, the GBP Notes, the CAD Notes due 2023 and the 5 3/8% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(5)
Canada Company is the direct obligor on the CAD Notes due 2021 and the CAD Notes due 2023, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(6)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(7)
IM US Holdings, a 100% owned subsidiary of IMI and one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 6 to Notes to Consolidated Financial Statements included in this Quarterly Report.

(8)	The Special Purpose Subsidiaries (as defined in Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report) are the obligors under this program.

a. Credit Agreement

On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement that was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). We recorded a charge of approximately $2.2 million to other expense (income), net in the third quarter of 2015 related to the refinancing of the Credit Agreement, representing a write-off of unamortized deferred financing costs.

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

As of September 30, 2016, we had $1,240.8 million and $234.4 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively, and $55.4 million of various letters of credit outstanding. The remaining amount available for borrowing thereunder, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $453.8 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.9% as of September 30, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 4.8% as of September 30, 2016 and the interest rate in effect under the Term Loan as of September 30, 2016 was 2.8%.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and September 30, 2016, respectively, and our leverage ratio under our indentures as of December 31, 2015 and September 30, 2016, respectively, are as follows:

	December 31, 2015	September 30, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.4	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.5	Minimum allowable of 1.5

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

On May 31, 2016, we used the proceeds from the issuance of the 4 3/8% Notes and the 5 3/8% Notes, together with cash on hand and borrowings under the Revolving Credit Facility, to repay the Bridge Facility, and effective May 31, 2016, we terminated the commitments of the lenders under the Bridge Credit Agreement. We recorded a charge to other expense (income), net of $9.3 million during the second quarter of 2016 related to the early extinguishment of the Bridge Credit Agreement. This charge primarily consisted of the write-off of unamortized deferred financing costs.

c. Issuance of 4 3/8% Notes, 5 3/8% Notes and CAD Notes due 2023

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
On September 15, 2016, Canada Company completed a private offering of 250.0 million Canadian dollars in aggregate principal amount of the CAD Notes due 2023. The CAD Notes due 2023 were issued at par. The aggregate net proceeds from the CAD Notes due 2023 of 246.3 million Canadian dollars (or $186.7 million based upon the exchange rate between the Canadian dollar and the United States dollar on September 15, 2016 (the settlement date for the CAD Notes due 2023)), after paying the initial purchasers’ commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.

d. Australian Dollar Term Loan

On September 28, 2016, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, entered into a 250.0 million Australian dollar Syndicated Term Loan B Facility (the “AUD Term Loan”) which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243.8 million Australian dollars (or approximately $185.8 million based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original issue discount, were used to repay outstanding borrowings on the Revolving Credit Facility in October 2016 and for general corporate purposes.

Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to 6.3 million Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on borrowings under the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of September 30, 2016, we had 250.0 million Australian dollars outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.1%.

e. Cash Pooling

Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to borrow funds from BMG against amounts held on deposit with BMG by other participating subsidiaries. The Cash Pool has a legal right of offset and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At September 30, 2016, we had a net cash position of approximately $18.9 million (consisting of a gross cash position of approximately $50.7 million less outstanding borrowings of approximately $31.8 million by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.

f. Mortgage Securitization Program

In October 2016, we entered into a $50.0 million mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Special Purpose Subsidiary"). The Mortgage Special Purpose Subsidiary then used the real estate to secure collateralized loans from Goldman Sachs. The Mortgage Special Purpose Subsidiary is a consolidated subsidiary of IMI. Borrowings under the Mortgage Securitization Program bear interest at 3.5%. The Mortgage Securitization Program is scheduled to terminate in November 2026. Proceeds from the Mortgage Securitization Program will be used to repay outstanding borrowings on the Revolving Credit Facility.

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

The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the twelve months ended December 31, 2015, the three and nine months ended September 30, 2016 and the cumulative amount incurred through September 30, 2016 (in thousands):

	Twelve Months Ended December 31, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Cumulative Total

Recall Deal Close & Divestment Costs	$24,671	$3,861	$35,938	$60,609
Recall Integration Costs	22,353	30,272	66,934	89,287
Recall Costs	47,024	34,133	102,872	149,896
Capital Expenditures	65	4,871	6,939	7,004
Total	$47,089	$39,004	$109,811	$156,900
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

In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe Group A/S (“Santa Fe”) in ten regions within Europe and Asia for approximately 27.0 million Euro, or approximately $30.3 million (the “Santa Fe Transaction”), based upon the exchange rate between the United States dollar and the Euro as of September 30, 2016. Santa Fe operates its information management business in Spain, India, Hong Kong, Macau, Indonesia, the Philippines, Singapore, Malaysia, South Korea and Taiwan. The memorandum of understanding between us and Santa Fe is non-binding and any binding agreement we enter into with Santa Fe will be subject to closing conditions; accordingly, we can provide no assurance that we will complete this acquisition, that the acquisition will not be delayed or that the terms of the acquisition will not change.

Divestments

As discussed in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report, we are required to make the Divestments. The Access Sale (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) resulted in total consideration of $80.0 million (including cash proceeds of $55.0 million received at the closing of the transaction and an additional amount of contingent consideration of up to $25.0 million payable upon the 27-month anniversary of the closing of the Access Sale). See Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report for information regarding our estimate of the fair value of this contingent consideration as a result of the Access Sale. The Australia Sale (as defined in Note 13 to Notes to Consolidated Financial Statements included in this Quarterly Report) resulted in total consideration of approximately 70.0 million Australian dollars (or approximately $53.2 million, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016), subject to adjustments. Our estimate (which incorporates current market conditions) of the proceeds we will receive in relation to the Seattle/Atlanta Divestments, the Canadian Divestments and the UK Divestments (each as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) is approximately $50.0 million. Upon the successful completion of these divestments, we anticipate using the net proceeds to repay outstanding borrowings under our Revolving Credit Facility and ultimately to reinvest those proceeds in our business.
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

Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2021 through 2033, of $64.2 million at September 30, 2016 to reduce future federal taxable income, of which $0.8 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2016 through 2034, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $99.1 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 77%.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2016 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There have been no changes, other than associated with Recall discussed above, in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended September 30, 2016, nor did we repurchase any shares of our common stock during the three months ended September 30, 2016.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

4.1
Senior Indenture, dated as of September 15, 2016, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, with regard to Iron Mountain Canada Operations ULC’s 5.375% CAD Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 2016.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ STUART B. BROWN

Stuart B. Brown Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 1, 2016