Form 10-K
period 2016-12-31
IRON MOUNTAIN INC
filed 2017-02-23
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $10.4 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant's Common Stock at February 17, 2017: 263,724,213
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2016.

IRON MOUNTAIN INCORPORATED
2016 FORM 10-K ANNUAL REPORT

ii

References in this Annual Report to "the Company," "IMI," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of retention of records stored with us from existing customers, (3) expected 2017 consolidated internal storage rental revenue growth rate and capital expenditures, (4) expected target leverage ratio, (5) statements made in relation to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") including the total cost to integrate the combined companies, and (6) expected cost savings associated with the Transformation Initiative (as defined herein). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

iii

Item 1. Business.
Business Overview
We store records, primarily physical records and data backup media, and provide information management services that help organizations around the world protect their information, lower storage rental costs, comply with regulations, enable corporate disaster recovery, and better use their information for business advantages, regardless of its format, location or life cycle stage. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has more than 230,000 customers in a variety of industries in 45 countries around the world as of December 31, 2016. We currently provide storage and information management services to commercial, legal, financial, healthcare, insurance, life sciences, energy, businesses services, entertainment and government organizations, including approximately 95% of the Fortune 1000. As of December 31, 2016, we employed more than 24,000 people.
Now in our 66th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996, at which time we operated fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of approximately $104.0 million. We are now a global enterprise providing storage and a broad range of related records and information management services to customers in markets around the world with over 1,400 facilities (86.2 million square feet) and total revenues of more than $3.5 billion for the year ended December 31, 2016. We are listed on the New York Stock Exchange (the "NYSE") and on the Australian Stock Exchange ("ASX"). We are a constituent of the Standard & Poor's 500 Index and the MSCI REIT index and, as of December 31, 2016, we were number 730 on the Fortune 1000.
We have been organized and operating as a REIT effective for our taxable year beginning January 1, 2014.
Our financial model is based on the recurring nature of our storage rental revenues and resulting storage net operating income. Supported by consistent and predictable storage rental revenues, we generate durable, low-volatility growth. This fundamental financial characteristic provides stability throughout economic cycles. Since May 2012, we have returned $3.0 billion of capital to stockholders including $1.9 billion in cash and $1.1 billion in our common stock.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331.8 million in cash and issued approximately 50.2 million shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million.
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

We believe that the creation of document-based information will be sustained, as "paperless" technologies have prompted the creation of hard copies and have also led to increased demand for electronic records services, such as the storage and off-site rotation of computer backup media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection and the management of electronic documents. Ultimately, we expect that the volume of stored physical and electronic records will continue to increase on a global basis for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued growth in data as a result of enhanced data processing technologies; (4) inexpensive document producing technologies; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) the need to keep backup copies of certain records in off-site locations for business continuity purposes in the event of disaster.
Business Strategy
Overview
We have transitioned from a growth strategy driven primarily by acquisitions of storage and information management services companies to a strategy that targets multiple sources of revenue growth. Our current strategy is focused on: (1) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe, primarily through improved sales and marketing efforts and attractive fold-in acquisitions; (2) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America and Asia, primarily through acquisitions; and (3) continuing to identify, incubate and scale adjacent business opportunities ("ABOs") to support our long-term growth objectives and drive solid returns on invested capital. In our developed markets, we expect continuous improvement initiatives will generate modest profit growth. In our existing emerging markets, we expect profits will grow as the local businesses scale, and we will look to reinvest a portion of that improvement to support the growth of these businesses.
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
We offer our customers an integrated value proposition by providing them with secure storage and comprehensive service offerings, including records and information management services and data management services. We have the expertise and experience to address complex storage and information management challenges, such as rising storage rental costs, increased litigation, regulatory compliance and disaster recovery requirements. Our objective is to continue to capitalize on our brand, our expertise in the storage and information management industry and our global network to enhance our customers' experience, thereby maintaining our strong customer retention rates and attracting new customers. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions, pursuing acquisitions of storage and information management businesses, developing adjacent businesses (organically and through acquisitions) and optimizing our real estate portfolio. We continue to expand our portfolio of products and services, based on our customers' evolving requirements. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.
Growth from Existing and New Customers
Our existing customers' storage of physical records contributes to the growth of storage rental and certain records and information management services revenues because, on average, our existing customers generate additional records at a faster rate than old records are destroyed or permanently removed. The absolute number of new document storage cartons from our existing customers has been consistent in the past five years, and we anticipate that this level will be sustained, although the rate of growth from existing customers is slightly declining, given the continued growth in our total records volume. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service.

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
Growth through Acquisitions
The storage and information management services industry is highly fragmented with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant consolidation in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. After 2004, our acquisition activity was reduced as we focused on integrating these recent transactions and diversifying the business. Beginning again in 2012, we saw opportunities for attractive acquisitions in emerging markets and consolidation opportunities in more developed markets, and resumed acquisition activity. We believe this ongoing acquisition activity is due to opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, in North America and internationally, continue to exist, and we expect to continue to pursue acquisition of these businesses where we believe they present good returns and good opportunities to create value for our stockholders. Lastly, we have a successful record of acquiring and integrating these businesses.
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
On May 2, 2016, we completed the acquisition of Recall for approximately $2,166.9 million. In connection with the Recall Transaction, we acquired the entirety of Recall's global operations, including all facilities, vehicles, employees and customer assets (excluding certain operations of Recall that we were required to divest subsequent to the closing of the Recall Transaction in accordance with agreements with regulatory authorities in the United States, Canada, Australia and the United Kingdom). We believe the acquisition of Recall accelerates our already successful growth strategy. After the Recall Transaction, with our broader footprint, stronger infrastructure, increased exposure to high growth emerging markets and small to mid-size enterprise customers, and increased economies of scale, we believe we will be well suited to address unmet document storage and information management needs around the globe.
We expect to continue to make acquisitions and investments in storage and information management services businesses in targeted emerging markets outside the United States, Canada, Australia and western Europe. We have acquired and invested in, and seek to acquire and invest in, storage and information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. We expect that future acquisitions and investments in our emerging markets will focus primarily on expanding priority markets in central and eastern Europe, Latin America and Asia.
The experience, depth and strength of local management are particularly important to our emerging market acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations such that, as of December 31, 2016, we operated in 45 countries. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. Our local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate developed market acquisition candidates, when looking at an emerging market acquisition, we also evaluate risks uniquely associated with an international investment, including those risks described below. Our long-term goal is generally to acquire full ownership of each business in which we make a joint venture investment. We now own more than 98% of our international operations, measured as a percentage of consolidated revenues.
Our emerging market investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

Growth through ABOs
ABOs, such as our data center and fine art storage businesses, are prospective business lines that we consider investing in to grow and diversify our business. We are seeking businesses with long-term, recurring revenue, preferably with storage rental attributes, which are consistent with, and will enhance, our REIT structure. A dedicated team is focused on identifying and evaluating these opportunities. We have developed an innovation process that enables us to cautiously and effectively develop these ABOs to leverage our capabilities. If we are able to demonstrate success and meet return thresholds, we may acquire businesses to further accelerate our growth in the relevant ABO. Importantly, the ABO process includes financial hurdles and decision gates to help us evaluate whether we scale or discontinue investments in these opportunities, consistent with our disciplined approach to capital allocation.
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
On December 1, 2015 we completed the acquisition of Crozier Fine Arts ("Crozier"), a storage, logistics and transportation business for high-value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums. Crozier is a leader in art storage and an industry advocate for worldwide standards. This acquisition builds upon our expertise in storing, protecting and managing high-value items and supports our strategy to leverage our real estate network to accelerate growth. In addition, in June 2016, we acquired the assets of Fairfield Fine Arts (“Fairfield”), an art storage and handling company. In connection with the Fairfield acquisition, we acquired all of Fairfield’s customer relationships and its state-of-the-art 10,000 square foot storage facility in Ridgefield, Connecticut.
The fine art storage industry is a growing, but fragmented, industry marked by increasing international interest and changes in purchasing habits by collectors and museums. The increase in contemporary art as a focus for collectors has caused a spike in storage needs, while the increase in auction “turnover” - the rate at which catalogs, collections and individual pieces are made available for auction - has heightened the need for transportation, shipping, and related services. Taken together, we believe these factors have the fine art storage industry poised for significant growth.
Business Characteristics
We generate our revenues by renting storage space to a large and diverse customer base around the globe and providing an expanding menu of related and ancillary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for the majority of our revenue growth. Services are a complementary part of a comprehensive records management program and consist primarily of the handling and transportation of stored records and information, shredding, the scanning, imaging and document conversion services of active and inactive records ("Information Governance and Digital Solutions ") (formerly referred to as Document Management Solutions), data restoration projects, the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services, consulting services, product sales (including specially designed storage containers and related supplies), technology escrow services, and recurring project revenues.
Secure Storage
Our storage operations, our largest source of revenue, consist of providing non-dedicated storage rental space to our customers. Non-dedicated space allows our customers to increase or decrease the volume of their physical storage over the life of the contract based on their storage needs, while also reducing their risk of loss in the event of natural disaster. Given this non-dedicated space dynamic, the large portfolio of customer contracts, and the fact that no customer accounted for more than 1% of our consolidated revenues for the year ended December 31, 2016, we assess the performance of our storage rental business predominantly by analyzing trends in segment-level storage rental volume and storage rental revenue. Additionally, our storage operations include technology escrow services.
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

Physical Records Storage
Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by their owners to ensure ready availability. Inactive physical records are the principal focus of the storage and information management services industry and consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Inactive physical records are typically stored in cartons packed by the customer for long periods of time with limited activity. For some customers, we store individual files on an open shelf basis as these files are typically more active.
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
Electronic Records Storage
Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution. Electronic storage consists of (i) storage and rotation of backup computer media as part of corporate disaster recovery plans; (ii) server and computer backup services; (iii) digital content repository systems to house, distribute, and archive key media assets; and (iv) storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.
We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different from the storage of physical records. Backup data exists because of the need of many businesses to be able to recover their data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to offsite locations on a regular basis and to store multiple copies of such information at multiple sites. We expect continued increase in demand for computer media backup, as it provides off-line storage or storage that is not connected to the Internet and provides superior protection against data breaches and hacks. In addition to the physical storage and rotation of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is an Internet-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.
Service Offerings
Complementary to any records management program is the handling and transportation and the eventual destruction of records upon the expiration of retention periods. These activities are accomplished through our complementary service and courier operations. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2016, our courier fleet consisted of approximately 4,500 owned or leased vehicles. Our other services include information destruction services (primarily secure shredding)("Destruction"), Information Governance and Digital Solutions, Compliant Records Management and Consulting Services, and other ancillary services.

Information Destruction Services
Our Destruction services consist primarily of (1) secure shredding operations which typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide and (2) secure information technology asset destruction. In addition, secure shredding is a natural extension of our hard copy records management services by completing the lifecycle of a record and involves the shredding of sensitive documents for customers that, in many cases, store their records with us. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada, Australia, and Latin America.
Information Governance and Digital Solutions
The focus of our Information Governance and Digital Solutions business is to develop, implement and support comprehensive storage and information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our Information Governance and Digital Solutions services complement our service offerings and enhance our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that complement and expand our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our Information Governance and Digital Solutions services provide the bridge between customers' physical documents and their EDM solutions.
Industry Tailored Services
We offer records and information management services that have been tailored for specific industries, such as healthcare, or to address the needs of customers with more specific requirements based on the critical nature of their records. For example, medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. In addition to storing medical records, we provide health care information services, which include the handling, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions, as well as recurring project work and ancillary services. Our industry tailored services include Health Information Management Solutions, Entertainment Services and Energy Data Services.
Other Ancillary Services
Other services we provide include recurring project work, which involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging. We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both offsite at our own facilities and by supplying our own personnel to perform management functions on-site at a customer's premises. Other services that we provide include fulfillment services and Compliant Records Management and Consulting Services.

Business Segments
Our North American Records and Information Management Business, North American Data Management Business, Western European Business and our Other International Business segments offer storage and the information management services discussed above, in their respective geographies. The amount of revenues derived from our North American Records and Information Management Business, North American Data Management Business, Western European Business, Other International Business and Corporate and Other Business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2014, 2015 and 2016, are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.
North American Records and Information Management Business
Our North American Records and Information Management Business segment provides records and information management services, including the storage of physical records, including media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); Destruction; and Information Governance and Digital Solutions throughout the United States and Canada; as well as fulfillment services and technology escrow services in the United States.
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
Western European Business
Our Western European Business segment provides records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout Austria, Belgium, France, Germany, Ireland, the Netherlands, Spain, Switzerland and the United Kingdom (consisting of our operations in England, Northern Ireland and Scotland), as well as Information Governance and Digital Solutions in Sweden (the remainder of our business in Sweden is included in the Other International Business segment described below).

Other International Business
Our Other International Business segment provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia Pacific and Africa. Our European operations included in this segment provide records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Russia, Serbia, Slovakia, Turkey and Ukraine; Records Management and Information Governance and Digital Solutions in Estonia, Latvia and Lithuania; and Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China (including Taiwan), Hong Kong-SAR, India, Malaysia, Singapore and Thailand. Our African operations provide Records Management, Data Protection & Recovery and Information Governance and Digital Solutions in South Africa.
Corporate and Other Business
Our Corporate and Other Business segment primarily consists of our data center and fine art storage businesses in the United States, the primary product offerings of our Adjacent Businesses operating segment, as well as costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

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

A customer is allocated a certain amount of storage space in our storage facilities but is not allocated a dedicated building or space in a particular building. In practice, we can, and sometimes will, for a variety of reasons, move records from one facility and into another facility. In order to track net move-in and move-out activity of customer materials, as well as to assess the optimization of our real estate portfolio, we regularly assess the utilization of our overall real estate portfolio. On a per building basis, we compare the amount of racking that is being used to store customer materials to the capacity of the entire building assuming it was fully racked ("Total Building Utilization"). Additionally, we compare the amount of racking that is being used to store customer materials to the capacity of the racking that has been installed ("Total Racking Utilization"). As of December 31, 2016, our Total Building Utilization and Total Racking Utilization were approximately 92% and 85%, respectively, for our records management business and our Total Building Utilization and Total Racking Utilization, excluding the impact of the Recall Transaction, were approximately 82% and 71%, respectively, for our data management business. The Total Building Utilization and Total Racking Utilization for our data management business as of December 31, 2016 excludes the impact of the Recall Transaction, as Recall's unit of measurement for computer media is not consistent with ours. As part of the integration of Recall, we are in the process of converting Recall's unit of measurement for computer media to be consistent with ours to enable us to report both Total Building Utilization and Total Racking Utilization, including Recall, for our data management business.
We occasionally offer inducements to our customers in order to generate new business opportunities. Such inducements most commonly come in the form of providing free intake costs to transport a customer's records to one of our facilities, including labor and transportation costs ("Move Costs"), or payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"). We capitalize Move Costs and Permanent Withdrawal Fees (collectively, "Customer Inducements") as customer acquisition costs.

•
Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns. We believe the durability of our storage rental business is driven by a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth, as well as customer satisfaction with our services and contractual net price increases. The absolute number of new document storage cartons from our existing customers has been consistent in the past five years, and we anticipate this level will be sustained, although the rate of growth is slightly declining, given the continued growth in the total records volume. Total net volume growth, including acquisitions, was approximately 4%, 2% and 26% on a global basis for 2014, 2015 and 2016, respectively. The total net volume growth in 2016 was primarily driven by the impact of the Recall Transaction.

•
Diversified and Stable Customer Base.  As of December 31, 2016, we had more than 230,000 customers in a variety of industries in 45 countries around the world. We currently provide storage and information management services to commercial, legal, financial, healthcare, insurance, life sciences, energy, businesses services, entertainment and government organizations, including approximately 95% of the Fortune 1000. No single customer accounted for more than 1% of our consolidated revenues in any of the years ended December 31, 2014, 2015 and 2016. For each of the three years 2014 through 2016, the average annual volume reduction due to customers terminating their relationship with us was approximately 2%.

•
Capital Allocation.  All the characteristics of our business noted above support the durability of our cash flows, which in turn support our dividends and a portion of our investments. Absent a large acquisition or significant investments in real estate, we typically generate cash flows to support our dividends, maintain our operations and infrastructure and invest in core growth opportunities. We plan on funding acquisitions, ABO investments and real estate investments primarily through incremental borrowings, proceeds from real estate sales and/or proceeds from the issuance of debt or equity securities, dependent on market conditions. Below are descriptions of the major types of investments and other capital expenditures that we have made in recent years or that we are likely to consider in 2017:

Real Estate:

•
Real estate assets that support core business growth primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures that expand our revenue capacity in existing or new geographies, replace a long-term operational obligation or create operational efficiencies, or Real Estate Investment.

•
Real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of real estate assets such as buildings, building improvements, leasehold improvements and racking structures, or Real Estate Maintenance.

Non-Real Estate:

•
Non-real estate assets that either (i) support the growth of our business, and/or increase our profitability, such as customer-inventory technology systems, and technology service storage and processing capacity, or (ii) are directly related to the development of core products or services in support of our integrated value proposition and enhance our leadership position in the industry, including items such as increased feature functionality, security upgrades or system enhancements, or Non-Real Estate Investment.

•
Non-real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements, or Non-Real Estate Maintenance.

The following table presents our capital spend for 2014, 2015 and 2016 organized by the type of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2014	2015	2016
Real Estate:
Investment	$199,663	$170,742	$203,778
Maintenance	57,574	52,826	63,543
Total Real Estate Capital Spend	257,237	223,568	267,321
Non-Real Estate:
Investment	55,991	47,964	50,954
Maintenance	19,527	23,396	20,799
Total Non-Real Estate Capital Spend	75,518	71,360	71,753

Total Capital Spend (on accrual basis)	332,755	294,928	339,074
Net (decrease)/increase in prepaid capital expenditures	(2,455)	(362)	374
Net decrease/(increase) accrued capital expenditures	31,624	(4,317)	(10,845)
Total Capital Spend (on cash basis)	$361,924	$290,249	$328,603
Competition
We are a global leader in the physical storage and information management services industry with operations in 45 countries as of December 31, 2016. We compete with our current and potential customers' internal storage and information management services capabilities.

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
Employees
As of December 31, 2016, we employed more than 8,500 employees in the United States and more than 15,500 employees outside of the United States. At December 31, 2016, approximately 700 employees were represented by unions in North America (in California, Illinois, Georgia, New Jersey and Pennsylvania and three provinces in Canada) and approximately 3,800 employees were represented by unions in Latin America (in Argentina, Brazil and Chile).
All union and non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Certain unionized employees in California receive these types of benefits through their unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. All union employees are currently under renewed labor agreements or operating under an extension agreement.
Insurance and Contractual Limitations on Liability
For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include medical, workers' compensation, general liability, umbrella, automobile, professional, warehouse legal liability and directors' and officers' liability policies.
Our customer contracts typically contain provisions limiting our liability for damages regarding the loss or destruction of, or damage to, records or information stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot, and our liability for Information Governance and Digital Solutions, Destruction and other services unrelated to records stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a larger percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions (including the customer contracts assumed in the Recall Transaction) make up a commensurately larger percentage of our customer contracts, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.

Environmental Matters
Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties, including those acquired in the Recall Transaction and other acquisitions we have completed. We therefore may be potentially liable for environmental cost and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.
Corporate Responsibility
We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a trusted partner to approximately 95% of the Fortune 1000. Iron Mountain is a member of the FTSE4 Good Index, Dow Jones Sustainability Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "About Us" section of our website, www.ironmountain.com, under the heading "Corporate Social Responsibility."
Internet Website
Our Internet address is www.ironmountain.com. Under the "About Us" section on our Internet website, under the heading "Investors", we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, finance, nominating and governance, and risk and safety committees are available on the "Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance."

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
We have elected to be taxed as a REIT since our 2014 taxable year; however, we can provide no assurance that we will remain qualified for taxation as a REIT. If we fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.
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
In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives, which would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit rating, which could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Risks Relating to Our Indebtedness."
Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending upon the market price of our common stock at the time of any potential issuances of equity securities, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.
In addition, if we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our qualification for taxation as a REIT. As a result, we may be required to liquidate or to forego our pursuit of otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.
Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.
At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the United States Internal Revenue Service (the "IRS"), the United States Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of taxable REIT subsidiaries ("TRSs"). We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.
Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.
To remain qualified for taxation as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.
We conduct a significant portion of our business activities, including our information management services businesses and several of our international operations, through domestic and foreign TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other nonqualifying assets. Beginning in our 2018 taxable year, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs within the overall 25% nonqualifying assets limitation. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets or in international operations through TRSs.

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
Our operations include an extensive use of TRSs, which has increased since our acquisition of Recall. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Beginning with our 2018 taxable year, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT.
Our cash distributions are not guaranteed and may fluctuate.
A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders.
Our board of directors, in its sole discretion, will determine, on a quarterly basis, the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program and general market demand for our space and services. Consequently, our distribution levels may fluctuate.
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
Our information management services businesses and several of our international operations are conducted through wholly owned TRSs because these activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level tax at the highest regular corporate tax rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2014, or (ii) an asset that we hold in one of our qualified REIT subsidiaries ("QRSs") following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2014 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, depreciation recapture income that we expect to recognize in connection with the Recall Transaction as a result of accounting method changes that we will make will be fully subject to this 35% tax.
In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable periods prior to January 1, 2014 (our "pre-REIT period"), in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income during our pre-REIT period will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders after the relevant determination.
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
Qualifying distributions payable by corporations to individuals, trusts and estates that are United States stockholders are currently eligible for preferential federal income tax rates. Distributions payable by REITs, in contrast, generally do not qualify for these preferential rates. The preferential rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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
We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than physical records and tapes, and as alternative technologies are adopted, storage related services may decline as the paper documents or tapes we store become less active and more archival. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses.
As stored records and tapes become less active our service revenue growth and profitability may decline.
Our records management and data protection service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years, and we believe this trend has been accelerating. As a result, while we continue to experience growth in storage rental, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their service activity levels. At the same time many of our costs related to records and tape related services remain fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.
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
In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states in the United States have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and, over the past few years, many states expanded the scope of their data breach notifications laws and shortened notification timelines. Some states in the United States have adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In addition, certain United States federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to comply with any such programs may adversely affect our business. Continued governmental focus on data security may lead to additional legislative action in the United States. For example, Congress has considered, and will likely consider again, legislation that would expand the federal data breach notification requirement beyond the financial and medical fields.

Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. In Europe, a new data protection regulation will likely come into effect in May 2018 and will supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. The new regulation will enhance the security and privacy obligations of entities, such as us, that process data of residents of members of the European Economic Area and substantially increase penalties for violations. In addition, the European Court of Justice has invalidated a decision of the European Commission that permitted our European affiliates and our European customers to transfer personal data to entities in the United States that are certified under the European Union - United States safe harbor framework. This decision, a failure of the European Union and the United States to agree on a new safe-harbor framework and the new regulation and laws in other countries that restrict the export of personal data may result in more customers demanding local solutions, which would increase our information technology infrastructure, maintenance and support costs.
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
Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by unauthorized users to gain access to our information technology systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, our information technology and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error or other disruptions. Moreover, our ability to integrate Recall’s business and other businesses we acquire may challenge our ability to prevent such security breaches. From time to time, we may also outsource certain information technology and back office support services to third parties, which may subject our information technology and other sensitive information to additional risk. A successful breach of the security of our information technology systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.
Changing fire and safety standards may result in significant expense in certain jurisdictions.
As of December 31, 2016, we operated 1,290 records management, off-site data protection and fine art storage facilities worldwide, including 615 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed, in all material respects, in compliance with laws and regulations in effect at the time of their construction or outfitting. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of Recall with our business is the process of making certain investments in the acquired Recall facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.
Our customer contracts typically contain provisions limiting our liability regarding the loss or destruction of, or damage to, records or information stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage (such as per cubic foot) and our liability for Information Governance and Digital Solutions, Destruction and other services unrelated to records stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a large percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions (including the customer contracts assumed in the Recall Transaction) make up a commensurately larger percentage of our customer contracts, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.
International operations may pose unique risks.
As of December 31, 2016, we provided services in 44 countries outside the United States. As part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

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

•	the volatility of certain foreign economies in which we operate;

•	political uncertainties and changes in the global political climate which may impose restrictions on global operations;

•	unforeseen liabilities, particularly within acquired businesses;

•	costs and difficulties associated with managing international operations of varying sizes and scale;

•	the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets outside of the United States will not perform as expected;

•	difficulties attracting and retaining local management and key employees to operate our business in certain countries;

•	cultural differences and differences in business practices and operating standards; and

•	foreign currency fluctuations.
In particular, our net income, debt balances or leverage can be significantly affected by fluctuations in currencies.
Our exposure to the risk from international operations was increased by the Recall acquisition, as Recall’s foreign operations made up a more significant portion of its worldwide revenue than our foreign operations did prior to the Recall Transaction. Consequently, our international operations now account for a more significant portion of our overall operations than they did before the Recall acquisition.

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

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties, including those acquired in the Recall Transaction and other acquisitions we have completed. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

Unexpected events could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve their critical information, and these events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. During the past several years we have seen an increase in severe weather events and our key facilities worldwide are subject to this inherent risk.
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
Our operating revenues and results of operations are impacted by significant changes in commodity prices. In particular, our secure shredding operations generate revenue from the sale of shredded paper to recyclers. As a result, significant declines in the cost of paper may negatively impact our revenues and results of operations, and increases in other commodity prices, including steel, may negatively impact our results of operations.
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
We face competition for customers.
We compete with multiple storage and information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities and their cloud-based alternatives. These organizations may not begin or continue to use us for their future storage and information management service needs.

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.
We have a significant amount of indebtedness. As of December 31, 2016, our total long-term debt was approximately $6.3 billion. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

•	inability to satisfy our obligations with respect to our various debt instruments;

•	inability to adjust to adverse economic conditions;

•	inability to fund future working capital, capital expenditures, and other general corporate requirements, including possible required repurchases of our various indebtedness;

•	inability to pursue strategic opportunities, including acquisitions and expansion into adjacent businesses;

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
Our Credit Agreement (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report) and our indentures contain covenants restricting or limiting our ability to, among other things:

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
Iron Mountain is a holding company; substantially all of our assets consist of the stock of our subsidiaries, and substantially all of our operations are conducted by our direct and indirect 100% owned subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by our direct and indirect 100% owned United States subsidiaries, that represent the substantial majority of our United States operations.

Acquisition and Expansion Risks
Elements of our strategic growth plan involve inherent risks.
As part of our strategic growth plan, we expect to invest in new business strategies, products, services, technologies and geographies, including ABOs, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset expenses and liabilities associated with new investments, inadequate return of capital on these investments and the inability to attract, develop and retain skilled employees to lead and support new initiatives. For example, in recent years, we have expanded our entry into the data center and fine art storage businesses. Our data center expansion in particular requires significant capital commitments and includes other costs associated with the development of real estate to support this business. Many of these new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results. We also face competition from other companies in our efforts to grow our adjacent businesses, some of which possess substantial financial and other resources. As a result, we may be unable to acquire, or may pay a significant purchase price for, adjacent businesses that support our strategic growth plan.
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
For example, the success of our acquisition of Recall will depend, in large part, on our ability to realize the anticipated benefits, including cost savings from combining Recall’s businesses with ours. To realize these anticipated benefits, we must be able to successfully integrate our business and Recall’s and this integration is complex and time-consuming. While we are progressing with the integration, we still may encounter challenges in the integration process including the following:

•	challenges and difficulties associated with managing our larger, more complex, company;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the two businesses;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations; and

•	performance shortfalls as a result of the diversion of management's attention caused by integrating the entities' operations.

In addition, our integration with Recall may pose special risks, including asset write-offs or restructuring charges and unanticipated costs. Further, our integration with Recall will subject us to liabilities (including tax liabilities) that may exist at Recall or may arise in connection with the consummation of the Recall Transaction, some of which may be unknown. Although we and our advisors conducted due diligence on the operations of Recall, there can be no guarantee that we are aware of all liabilities of Recall. These liabilities, and any additional risks and uncertainties related to the Recall Transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our future business, financial condition and results of operations.

We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies, including Recall. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our balance sheet and results of operations.

Our net proceeds from the Divestments may be lower than expected and we may be subject to liabilities as a result of provisions in the sale agreements governing the Divestments.
The terms of the sale agreements governing the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) in the United States, Canada and Australia provide for post-closing adjustments to the purchase prices. In addition, we have agreed to provide certain transition services to the buyers following the completion of the Divestments. As a result, the purchase prices for the Divestments may be adjusted in accordance with the terms of the sale agreements and the costs we will incur providing post-closing transition services as required under our sale agreements may exceed the amounts we have estimated. As such, the expected net proceeds of the Divestments are uncertain and the actual net proceeds we receive from the Divestments may be less than the net proceeds expected by us and the transition services costs may exceed our estimates. Furthermore, in the sale agreements governing the Divestments, we have made certain representations and warranties and are bound by certain covenants following the closings. Any breach of such terms may subject us to liabilities in accordance with the terms of the sale agreements.
We may be unable to continue our international expansion.
An important part of our growth strategy involves expanding operations in international markets, including in markets where we currently do not operate, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have expanded into the Asia Pacific region, Africa and the Middle East to a lesser extent. We have entered into joint ventures and have acquired all or a majority of the equity in storage and information management services businesses operating in these areas and may acquire other storage and information management services businesses in the future, including in new countries/markets where we currently do not operate. A changing global political climate may impose restrictions on our ability to expand internationally.
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

We also compete with other storage and information management services providers as well as other entities for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to pursue such acquisition candidates or focus its strategy on our international markets, the purchase price for potential acquisitions or investments could rise, competition in international markets could increase and our results of operations could be adversely affected.

We have guaranteed certain obligations of Recall to Brambles relating to Brambles' prior demerger transaction.
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
In connection with the Demerger, Recall agreed to indemnify Brambles and certain of its affiliates for taxes to the extent that actions by Recall (e.g., an acquisition of Recall shares) resulted in the United States spin-off or the Canadian spin-off described above failing to qualify as tax-free or tax-deferred for United States or Canadian tax purposes, respectively. In addition, Recall agreed, among other things, that it would not, within two years of the 2013 spin-offs, enter into a proposed acquisition transaction, merger or consolidation (with respect to the United States spin-off) or take any action that could reasonably be expected to jeopardize, directly or indirectly, any of the conclusions reached in the Canadian tax ruling or opinion, without obtaining either a supplemental tax ruling from the relevant taxing authority, the consent of Brambles or an opinion of a tax advisor, acceptable to Brambles in its reasonable discretion, that such transaction should not result in the spin-offs failing to be tax-free under United States federal income tax law or Canadian tax law, respectively. Recall has obtained such tax opinions, based on, among other things, representations and warranties made by Recall and us. Such opinions do not affect Recall’s obligation to indemnify Brambles for an adverse impact on the tax-free status of such prior spin-offs.
We have guaranteed the foregoing indemnification obligations of Recall. Consistent with the foregoing tax opinions, we believe that the Recall Transaction is not part of a plan or series of related transactions, or part of a series of transactions or events, that included the United States spin-off or the Canadian spin-off, respectively. However, if the IRS or the Canadian Revenue Agency were to prevail in asserting a contrary view, we would be liable for the resulting taxes, which could be material.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2016, we conducted operations through 1,146 leased facilities and 297 owned facilities. Our facilities are divided among our reportable operating segments as follows: North American Records and Information Management Business (668), North American Data Management Business (69), Western European Business (218), Other International Business (473) and Corporate and Other Business (15). These facilities contain a total of 86.2 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	4	323,473	1	12,621	5	336,094
Arizona	12	555,701	4	239,110	16	794,811
Arkansas	2	63,604	—	—	2	63,604
California	61	4,234,220	15	1,964,572	76	6,198,792
Colorado	12	544,731	5	338,009	17	882,740
Connecticut	6	252,474	6	665,013	12	917,487
Delaware	5	310,236	1	120,921	6	431,157
District of Columbia	1	40,812	—	—	1	40,812
Florida	35	2,460,808	4	194,090	39	2,654,898
Georgia	17	1,259,276	4	229,719	21	1,488,995
Illinois	19	1,457,324	7	1,309,975	26	2,767,299
Indiana	5	213,010	1	131,506	6	344,516
Iowa	2	145,138	1	14,200	3	159,338
Kansas	2	141,600	—	—	2	141,600
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	3	210,350	2	214,625	5	424,975
Maine	—	—	1	95,000	1	95,000
Maryland	17	1,670,431	3	327,258	20	1,997,689
Massachusetts (including Corporate Headquarters)	8	598,281	8	1,173,503	16	1,771,784
Michigan	16	864,883	6	345,736	22	1,210,619
Minnesota	15	1,055,935	—	—	15	1,055,935
Mississippi	2	157,386	—	—	2	157,386
Missouri	11	1,036,323	4	373,120	15	1,409,443
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	7	276,520	1	107,041	8	383,561
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	35	2,875,561	10	2,099,003	45	4,974,564
New Mexico	1	22,500	2	109,473	3	131,973
New York	20	1,001,046	13	1,186,266	33	2,187,312
North Carolina	22	1,124,393	2	53,624	24	1,178,017
North Dakota	1	5,361	—	—	1	5,361
Ohio	12	763,405	7	660,778	19	1,424,183
Oklahoma	5	255,753	3	145,000	8	400,753
Oregon	11	396,984	1	55,621	12	452,605
Pennsylvania	24	1,854,685	8	2,577,883	32	4,432,568
Puerto Rico	3	178,449	1	54,352	4	232,801
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	8	508,035	2	214,238	10	722,273
Tennessee	4	166,993	5	153,659	9	320,652
Texas	49	2,423,861	29	2,395,607	78	4,819,468
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	14	581,390	7	605,566	21	1,186,956
Washington	8	342,275	6	472,896	14	815,171
West Virginia	3	234,902	—	—	3	234,902
Wisconsin	6	306,395	1	10,655	7	317,050
	496	31,216,571	181	19,636,138	677	50,852,709
Canada	60	3,524,875	15	1,722,991	75	5,247,866
	556	34,741,446	196	21,359,129	752	56,100,575

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
International
Argentina	2	90,581	5	469,748	7	560,329
Australia	55	3,271,565	2	33,845	57	3,305,410
Austria	1	3,300	1	30,000	2	33,300
Belgium	4	145,929	1	104,391	5	250,320
Brazil	47	3,072,026	7	324,655	54	3,396,681
Chile	11	420,084	6	232,314	17	652,398
China (including Taiwan)	27	363,649	1	20,518	28	384,167
Columbia	20	602,678	—	—	20	602,678
Czech Republic	10	230,422	—	—	10	230,422
Denmark	4	179,865	—	—	4	179,865
England	48	2,245,985	26	1,525,848	74	3,771,833
Estonia	1	38,861	—	—	1	38,861
Finland	3	85,280	—	—	3	85,280
France	31	2,083,140	12	936,486	43	3,019,626
Germany	17	757,328	2	93,226	19	850,554
Greece	3	79,327	—	—	3	79,327
Hong Kong	8	805,839	—	—	8	805,839
Hungary	7	350,898	—	—	7	350,898
India	89	1,859,151	—	—	89	1,859,151
Ireland	6	50,908	3	158,558	9	209,466
Latvia	1	15,145	—	—	1	15,145
Lithuania	3	67,487	—	—	3	67,487
Malaysia	8	365,740	—	—	8	365,740
Mexico	12	502,010	8	585,931	20	1,087,941
The Netherlands	4	331,186	3	102,199	7	433,385
New Zealand	6	413,959	—	—	6	413,959
Northern Ireland	2	55,310	—	—	2	55,310
Norway	5	199,219	—	—	5	199,219
Peru	—	—	10	301,781	10	301,781
Poland	23	802,462	—	—	23	802,462
Romania	10	394,462	—	—	10	394,462
Russia	22	611,610	—	—	22	611,610
Scotland	7	191,298	4	375,294	11	566,592
Serbia	1	32,401	—	—	1	32,401
Singapore	6	304,588	2	274,100	8	578,688
Slovakia	5	124,816	—	—	5	124,816
South Africa	10	333,778	—	—	10	333,778
Spain	37	837,625	6	203,000	43	1,040,625
Sweden	7	828,176	—	—	7	828,176
Switzerland	14	310,560	—	—	14	310,560
Thailand	1	91,191	2	105,487	3	196,678
Turkey	8	552,560	—	—	8	552,560
Ukraine	4	115,624	—	—	4	115,624
	590	24,218,023	101	5,877,381	691	30,095,404
Total	1,146	58,959,469	297	27,236,510	1,443	86,195,979
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
See Note 10 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments.
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
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol "IRM". Our shares of common stock also trade on the ASX in the form of CHESS Depository Interests ("CDIs") representing a beneficial interest in one share of our common stock. The following table sets forth the high and low sale prices on the NYSE, for the years 2015 and 2016:

	Sale Prices
	High	Low
2015
First Quarter	$41.53	$35.60
Second Quarter	38.49	30.95
Third Quarter	32.25	26.49
Fourth Quarter	32.35	25.99
2016
First Quarter	$34.15	$23.64
Second Quarter	39.84	32.12
Third Quarter	41.50	35.42
Fourth Quarter	37.51	30.75
The closing price of our common stock on the NYSE on February 17, 2017 was $37.15. As of February 17, 2017, there were 1,580 holders of record of our common stock, including CHESS Depository Nominees Pty Limited, which held shares of our common stock on behalf of our CDI holders.
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2015 and 2016, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 17, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
During the years ended December 31, 2014, 2015 and 2016, we declared distributions to our stockholders of $1,048.9 million, $402.6 million, and $502.9 million, respectively. These distributions represent approximately $5.37 per share, $1.91 per share and $2.04 per share for the years ended December 31, 2014, 2015 and 2016, respectively, based on the weighted average number of common shares outstanding during each respective year. For 2014, total amounts distributed included a special distribution declared by our board of directors of $700.0 million, or $3.61 per share, associated with our conversion to a REIT, of which $560.0 million was paid in the form of our common stock and $140.0 million was paid in cash.
On February 15, 2017, we declared a dividend to our stockholders of record as of March 15, 2017 of $0.55 per share, payable on April 3, 2017.

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The IRS requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2014, 2015 and 2016, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2014	2015	2016
Nonqualified ordinary dividends	26.4%	49.3%	45.5%
Qualified ordinary dividends	56.4%	39.1%	21.0%
Return of capital	17.2%	11.6%	33.5%
	100.0%	100.0%	100.0%

Dividends paid during the years ended December 31, 2014, 2015 and 2016 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to (i) the distribution of certain of our historical C corporation earnings and profits following our conversion to a REIT (with respect to dividends paid during the year ended December 31, 2014) and (ii) the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2015 and 2016 (with respect to dividends paid during the years ended December 31, 2015 and 2016).
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended December 31, 2016, nor did we repurchase any shares of our common stock during the three months ended December 31, 2016.

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

	Year Ended December 31,
	2012	2013	2014	2015	2016(1)
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,733,138	$1,784,721	$1,860,243	$1,837,897	$2,142,905
Service	1,270,817	1,239,902	1,257,450	1,170,079	1,368,548
Total Revenues	3,003,955	3,024,623	3,117,693	3,007,976	3,511,453
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,277,113	1,288,878	1,344,636	1,290,025	1,567,777
Selling, general and administrative	850,371	924,031	869,572	844,960	988,332
Depreciation and amortization	316,344	322,037	353,143	345,464	452,326
Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	4,661	430	1,065	3,000	1,412
Total Operating Expenses	2,448,489	2,535,376	2,568,416	2,483,449	3,009,847
Operating Income	555,466	489,247	549,277	524,527	501,606
Interest Expense, Net	242,599	254,174	260,717	263,871	310,662
Other Expense, Net	16,062	75,202	65,187	98,590	44,300
Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	296,805	159,871	223,373	162,066	146,644
Provision (Benefit) for Income Taxes	114,304	62,127	(97,275)	37,713	44,944
Gain on Sale of Real Estate, Net of Tax	(206)	(1,417)	(8,307)	(850)	(2,180)
Income from Continuing Operations	182,707	99,161	328,955	125,203	103,880
(Loss) Income from Discontinued Operations, Net of Tax	(6,774)	831	(209)	—	3,353
(Loss) Gain on Sale of Discontinued Operations, Net of Tax	(1,885)	—	—	—	—
Net Income	174,048	99,992	328,746	125,203	107,233
Less: Net Income Attributable to Noncontrolling Interests	3,126	3,530	2,627	1,962	2,409
Net Income Attributable to Iron Mountain Incorporated	$170,922	$96,462	$326,119	$123,241	$104,824
(footnotes follow)

	Year Ended December 31,
	2012	2013	2014	2015	2016(1)
		(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$1.05	$0.52	$1.68	$0.59	$0.41
Total (Loss) Income from Discontinued Operations	$(0.05)	$—	$—	$—	$0.01
Net Income Attributable to Iron Mountain Incorporated	$0.98	$0.51	$1.67	$0.58	$0.43
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$1.04	$0.52	$1.67	$0.59	$0.41
Total (Loss) Income from Discontinued Operations	$(0.05)	$—	$—	$—	$0.01
Net Income Attributable to Iron Mountain Incorporated	$0.98	$0.50	$1.66	$0.58	$0.42
Weighted Average Common Shares Outstanding—Basic	173,604	190,994	195,278	210,764	246,178
Weighted Average Common Shares Outstanding—Diluted	174,867	192,412	196,749	212,118	247,267
Dividends Declared per Common Share	$5.1200	$1.0800	$5.3713	$1.9100	$2.0427
(footnotes follow)

	Year Ended December 31,
	2012	2013	2014	2015	2016(1)
	(In thousands)
Other Data:
Adjusted EBITDA(2)	$910,917	$894,581	$925,797	$920,005	$1,087,288
Adjusted EBITDA Margin(2)	30.3%	29.6%	29.7%	30.6%	31.0%
Ratio of Earnings to Fixed Charges	1.9x	1.5x	1.7x	1.5x	1.4x
(footnotes follow)

	As of December 31,
	2012	2013	2014	2015	2016(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$243,415	$120,526	$125,933	$128,381	$236,484
Total Assets	6,314,489	6,607,398	6,523,265	6,350,587	9,486,800
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,781,153	4,126,115	4,616,454	4,845,678	6,251,181
Redeemable Noncontrolling Interests	—	—	—	—	54,697
Total Equity	1,157,148	1,051,734	869,955	528,607	1,936,671
(footnotes follow)
_______________________________________________________________________________

(1)	Our financial results as of and for the year ended December 31, 2016 include the results of Recall from May 2, 2016.

(2)
For definitions of Adjusted EBITDA and Adjusted EBIDTA Margin, a reconciliation of Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

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
Overview
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331.8 million in cash and issued approximately 50.2 million shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million.
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. With respect to the acquisition of Recall, the results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the years ended December 31, 2015 and 2016, respectively.
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) approximately $80.0 million of operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs to complete the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) required in connection with receipt of regulatory approval and to provide transitional services required to support the divested businesses during a transition period (“Recall Deal Close & Divestment Costs”) and (ii) approximately $300.0 million of integration expenditures, including operating expenditures associated with moving, severance, facility upgrade, REIT conversion and system upgrade costs (“Recall Integration Costs” and, collectively with Recall Deal Close & Divestment Costs, “Recall Costs”) and capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through December 31, 2016, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $197.4 million, including $179.0 million of Recall Costs and $18.4 million of capital expenditures.

See Note 16 to Notes to Consolidated Financial Statements included in this Annual Report for more information on Recall Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.

Divestitures

i. Divestments Associated with the Recall Transaction
As disclosed in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report, we sought regulatory approval of the Recall Transaction and, as part of the regulatory approval process, we agreed to make the Divestments.
The Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) (collectively, the "Recall Divestments") meet the criteria to be reported as discontinued operations as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction. Accordingly, the results of operations for the Recall Divestments are presented as a component of discontinued operations in our Consolidated Statement of Operations and the cash flows associated with the Recall Divestments are presented as a component of cash flows from discontinued operations in our Consolidated Statement of Cash Flows for the year ended December 31, 2016.

The Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) (collectively, the "Iron Mountain Divestments") do not meet the criteria to be reported as discontinued operations as our decision to divest the Iron Mountain Divestments does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of operations for the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016.
The Australia Divestment Business represents approximately $65.0 million and $44.0 million of total revenues and approximately $5.8 million and $1.1 million of total income from continuing operations for the years ended December 31, 2015 and 2016, respectively. The Iron Mountain Canadian Divestments represent approximately $2.7 million of total revenues and approximately $1.5 million of total income from continuing operations for each of the years ended December 31, 2015 and 2016, respectively. The Australia Divestment Business was previously included in our Other International Business segment and the Iron Mountain Canadian Divestments were previously included in our North American Records and Information Management Business segment.

See Note 14 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016.
ii. International Shredding Operations
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26.2 million of cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We concluded that this divestiture did not meet the requirements to be presented as a discontinued operation and, therefore, recorded a pretax gain on sale in other (income) expense, net of approximately $6.9 million ($10.2 million, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations represented less than 1% of our consolidated revenues for the year ended December 31, 2014. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in Ireland and the United Kingdom were previously included in the Western European Business segment.
Cost Optimization Plans
i. Organizational Restructuring
During the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs (the “Organizational Restructuring”), which was completed in 2014. As a result of the Organizational Restructuring, we recorded a charge of $3.5 million for the year ended December 31, 2014, primarily related to employee severance and associated benefits. Costs included in our results from operations associated with the Organizational Restructuring are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$1,228	$—	$—
Selling, general and administrative expenses	2,247	—	—
Total	$3,475	$—	$—

Costs recorded by segment associated with the Organizational Restructuring are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$1,560	$—	$—
North American Data Management Business	340	—	—
Western European Business	33	—	—
Other International Business	—	—	—
Corporate and Other Business	1,542	—	—
Total	$3,475	$—	$—
ii. Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded charges of $10.2 million and $6.0 million for the years ended December 31, 2015 and 2016, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—
Selling, general and administrative expenses	—	10,167	6,007
Total	$—	$10,167	$6,007

Costs recorded by segment associated with the Transformation Initiative are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$—	$5,403	$2,329
North American Data Management Business	—	241	395
Western European Business	—	1,537	204
Other International Business	—	—	—
Corporate and Other Business	—	2,986	3,079
Total	$—	$10,167	$6,007

Through December 31, 2016, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $16.2 million. As of December 31, 2016, we had $0.5 million accrued related to the Transformation Initiative. We expect the majority of this liability will be paid in the first half of 2017.
As we quantify incremental costs associated with future Transformation Initiative actions to achieve our $125.0 million cost reduction goal, we will disclose the relevant cost estimates and charges in the period that such actions are approved.

General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and technology escrow services that protect and manage source code. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including Information Governance and Digital Solutions, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) fulfillment services; (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
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

Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer relationship intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2014 results at the 2015 average exchange rates and the 2015 results at the 2016 average exchange rates. Constant currency growth rates are a non-GAAP measure.
The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.753	$0.744	(1.2)%
Brazilian real	$0.305	$0.288	(5.6)%
British pound sterling	$1.529	$1.356	(11.3)%
Canadian dollar	$0.784	$0.755	(3.7)%
Euro	$1.110	$1.107	(0.3)%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2014	2015
Australian dollar	$0.902	$0.753	(16.5)%
Brazilian real	$0.426	$0.305	(28.4)%
British pound sterling	$1.648	$1.529	(7.2)%
Canadian dollar	$0.906	$0.784	(13.5)%
Euro	$1.329	$1.110	(16.5)%

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other expense (income), net; (iv) gain on sale of real estate, net of tax; (v) Recall Costs; and (vi) REIT Costs (as defined below). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income, income (loss) from continuing operations, net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2012	2013	2014	2015	2016
Income (Loss) from Continuing Operations	$182,707	$99,161	$328,955	$125,203	$103,880
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax	(206)	(1,417)	(8,307)	(850)	(2,180)
Provision (Benefit) for Income Taxes	114,304	62,127	(97,275)	37,713	44,944
Other Expense, Net	16,062	75,202	65,187	98,590	44,300
Interest Expense, Net	242,599	254,174	260,717	263,871	310,662
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	4,661	430	1,065	3,000	1,412
Depreciation and Amortization	316,344	322,037	353,143	345,464	452,326
Recall Costs	—	—	—	47,014	131,944
REIT Costs(1)	34,446	82,867	22,312	—	—
Adjusted EBITDA	$910,917	$894,581	$925,797	$920,005	$1,087,288
_______________________________________________________________________________

(1)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 ("REIT Costs").

Adjusted EPS

Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) other expense (income), net; (5) Recall Costs; (6) REIT Costs; and (7) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Reported EPS—Fully Diluted from Continuing Operations	$1.04	$0.52	$1.67	$0.59	$0.41
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—	0.01
Gain on Sale of Real Estate, Net of Tax	—	(0.01)	(0.04)	—	(0.01)
Other Expense, Net	0.09	0.39	0.33	0.46	0.18
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	0.03	—	0.01	0.01	0.01
Recall Costs	—	—	—	0.22	0.53
REIT Costs	0.20	0.43	0.11	—	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.35	0.07	(0.72)	(0.07)	(0.06)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$1.71	$1.40	$1.36	$1.21	$1.07
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before (benefit) provision for income taxes but have an insignificant impact on our reported (benefit) provision for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 was 15.0%, 15.0%, 14.4%, 16.8% and 18.5%, respectively.

(2)	Columns may not foot due to rounding.

FFO (NAREIT) and FFO (Normalized)

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) deferred income taxes and REIT tax adjustments; (5) Recall Costs; (6) REIT Costs; (7) loss (income) from discontinued operations, net of tax; and (8) loss (gain) on sale of discontinued operations, net of tax.

Reconciliation of Net Income (Loss) to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net Income (Loss)	$328,746	$125,203	$107,233
Add/(Deduct):
Real Estate Depreciation(1)	184,170	178,800	226,258
Gain on Sale of Real Estate, Net of Tax(2)	(8,307)	(850)	(2,180)
FFO (NAREIT)	504,609	303,153	331,311
Add/(Deduct):
Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000	1,412
Other Expense, Net(3)	65,187	98,590	44,300
Deferred Income Taxes and REIT Tax Adjustments(4)	(144,154)	(5,513)	(31,944)
Recall Costs	—	47,014	131,944
REIT Costs	22,312	—	—
Loss (Income) from Discontinued Operations, Net of Tax(5)	209	—	(3,353)
FFO (Normalized)	$449,228	$446,244	$473,670
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)	Net of tax provision of $2.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2015 and 2016, respectively.

(3)	Includes foreign currency transaction losses, net of $58.3 million, $70.9 million and $20.4 million in the years ended December 31, 2014, 2015 and 2016, respectively.

(4)	REIT tax adjustments primarily include the impact of the repatriation of foreign earnings and accounting method changes related to our REIT conversion (including the impact of amended tax returns).

(5)	Net of tax provision of $0.0 million, $0.0 million and $0.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

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
Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimate the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition, as we acquire additional information impacting our estimates as of the acquisition date. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.
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
Of the net assets acquired in our acquisitions, the fair value of owned buildings, customer relationship intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, customer relationship intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of acquired owned buildings and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship intangible assets and acquired racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We use discounted cash flow models to determine the fair value of customer relationship intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates.

Of the key assumptions that impact the estimated fair values of customer relationship intangible assets, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions. To illustrate the sensitivity of changes in key assumptions used in determining the fair value of customer relationship intangible assets acquired in the Recall Transaction (our most significant acquisition in fiscal year 2016), a hypothetical increase of 10% in the expected annual future cash flows attributable to the Recall Transaction, with all other assumptions unchanged, would have increased the calculated fair value of the acquired customer relationship intangible assets for the Recall Transaction by $70.9 million (or 10.0%), with an offsetting decrease to goodwill. A hypothetical decrease of 100 basis points in the discount rate, with all other assumptions unchanged, would have increased the fair value of the acquired customer relationship intangible asset for the Recall Transaction by $96.6 million (or 13.6%), with an offsetting decrease to goodwill.
Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions.
Impairment of Tangible and Intangible Assets
        Assets subject to depreciation or amortization: We review long-lived assets and all finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Examples of events or circumstances that may be indicative of impairment include, but are not limited to:

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
If events indicate the carrying value of such assets may not be recoverable, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
Goodwill and other indefinite-lived intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2014, 2015 and 2016, and concluded that goodwill was not impaired as of such dates. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2016 were as follows: (1) North American Records and Information Management; (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers; (5) Adjacent Businesses - Consumer Storage; (6) Adjacent Businesses - Fine Arts; (7) Western Europe; (8) Northern and Eastern Europe; (9) Latin America; (10) Australia and New Zealand; (11) Southeast Asia; and (12) Africa and India. See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.

Based on our goodwill impairment analysis as of October 1, 2016, our North American Records and Information Management, North American Secure Shredding, North American Data Management, Adjacent Businesses - Data Centers, Western Europe and Northern and Eastern Europe reporting units had estimated fair values that exceeded their carrying values by greater than 25%. These reporting units represent approximately $3,272.5 million, or 83.8%, of our consolidated goodwill balance at December 31, 2016. Our Adjacent Businesses - Consumer Storage, Adjacent Businesses - Fine Arts, Latin America, Australia and New Zealand, Southeast Asia and Africa and India reporting units had estimated fair values that exceeded their carrying values by less than 25%. These reporting units represent approximately $632.5 million, or 16.2%, of our consolidated goodwill balance at December 31, 2016. The estimated fair values and carrying values of each of these reporting units were significantly impacted by recent acquisitions, specifically the Recall Transaction (in the case of the Latin America, Australia and New Zealand and Southeast Asia reporting units) and certain other acquisitions completed during 2015 and 2016 (in the case of the Adjacent Businesses - Consumer Storage, Adjacent Businesses - Fine Arts and Africa and India reporting units). As of December 31, 2016, no factors were identified that would alter our October 1, 2016 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Reporting unit valuations have been determined using a combined approach based on the present value of future cash flows and market multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates and operating margins, discount rate factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2016. With respect to the North American Records and Information Management, North American Secure Shredding, North American Data Management, Adjacent Businesses - Data Centers, Western Europe and Northern and Eastern Europe reporting units as of October 1, 2016, we noted that, based on the estimated fair value of these reporting units determined as of October 1, 2016, (i) a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2016 by a range of approximately 9.9% to 10.4% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value; and (ii) a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2016 by a range of approximately 5.8% to 14.1% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value. With respect to the Adjacent Businesses - Consumer Storage, Adjacent Businesses - Fine Arts, Latin America, Australia and New Zealand, Southeast Asia and Africa and India reporting units as of October 1, 2016, we noted that the estimated fair value of these reporting units as of October 1, 2016 closely approximates their carrying value, as each of these reporting units has been significantly impacted by recent acquisitions. Accordingly, any significant negative change in either the expected annual future cash flows of these reporting units or the discount rate may result in the carrying value of these reporting units exceeding their estimated fair value.

Income Taxes
As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. As a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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

We have federal net operating loss carryforwards, which expire from 2023 through 2033, of $67.1 million at December 31, 2016 to reduce future federal taxable income, of which $1.2 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2017 through 2035, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $97.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2015 and 2016, we had approximately $47.7 million and $59.5 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Prior to our conversion to a REIT, we had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. During 2014, as a result of our conversion to a REIT, we reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the "2014 Indefinite Reinvestment Assessment"). As a result of the 2014 Indefinite Reinvestment Assessment, we concluded, at that time, that it was no longer our intent to indefinitely reinvest our current and future undistributed earnings of our foreign subsidiaries outside the United States, and, therefore, during 2014, we recognized an increase in our provision for income taxes from continuing operations in the amount of $46.4 million, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings.
During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we again reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States, and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3.3 million, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $195.7 million as of December 31, 2016. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).
Recent Accounting Pronouncements
See Note 2.w. to Notes to Consolidated Financial Statements included in this Annual Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 and Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$3,007,976	$3,511,453	$503,477	16.7%
Operating Expenses	2,483,449	3,009,847	526,398	21.2%
Operating Income	524,527	501,606	(22,921)	(4.4)%
Other Expenses, Net	399,324	397,726	(1,598)	(0.4)%
Income from Continuing Operations	125,203	103,880	(21,323)	(17.0)%
Income from Discontinued Operations, Net of Tax	—	3,353	3,353	100.0%
Net Income	125,203	107,233	(17,970)	(14.4)%
Net Income Attributable to Noncontrolling Interests	1,962	2,409	447	22.8%
Net Income Attributable to Iron Mountain Incorporated	$123,241	$104,824	$(18,417)	(14.9)%
Adjusted EBITDA(1)	$920,005	$1,087,288	$167,283	18.2%
Adjusted EBITDA Margin(1)	30.6%	31.0%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2014	2015
Revenues	$3,117,693	$3,007,976	$(109,717)	(3.5)%
Operating Expenses	2,568,416	2,483,449	(84,967)	(3.3)%
Operating Income	549,277	524,527	(24,750)	(4.5)%
Other Expenses, Net	220,322	399,324	179,002	81.2%
Income from Continuing Operations	328,955	125,203	(203,752)	(61.9)%
Loss from Discontinued Operations, Net of Tax	(209)	—	209	(100.0)%
Net Income	328,746	125,203	(203,543)	(61.9)%
Net Income Attributable to Noncontrolling Interests	2,627	1,962	(665)	(25.3)%
Net Income Attributable to Iron Mountain Incorporated	$326,119	$123,241	$(202,878)	(62.2)%
Adjusted EBITDA(1)	$925,797	$920,005	$(5,792)	(0.6)%
Adjusted EBITDA Margin(1)	29.7%	30.6%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$1,837,897	$2,142,905	$305,008	16.6%	19.1%	2.3%
Service	1,170,079	1,368,548	198,469	17.0%	19.9%	(0.6)%
Total Revenues	$3,007,976	$3,511,453	$503,477	16.7%	19.4%	1.2%

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2014	2015
Storage Rental	$1,860,243	$1,837,897	$(22,346)	(1.2)%	4.0%	2.7%
Service	1,257,450	1,170,079	(87,371)	(6.9)%	(0.9)%	(0.4)%
Total Revenues	$3,117,693	$3,007,976	$(109,717)	(3.5)%	2.1%	1.5%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates and the 2014 results at the 2015 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the weighted average year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. The revenues generated by Recall have been integrated with our existing revenues and it is impracticable for us to determine actual Recall revenue contribution for the applicable periods. Therefore, our internal revenue growth rates exclude the impact of revenues associated with the Recall Transaction based upon forecasted or budgeted Recall revenues beginning in the third quarter of 2016. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues
Consolidated storage rental revenues increased $305.0 million, or 16.6%, to $2,142.9 million for the year ended December 31, 2016 from $1,837.9 million for the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures and consolidated internal storage rental revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 16.8% to the reported storage rental revenue growth rate for the year ended December 31, 2016 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 2.3% in the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by internal storage rental revenue growth of 1.0%, 2.0%, 0.8% and 8.5% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions, global records management net volumes as of December 31, 2016 increased by 1.7% over the ending volume as of December 31, 2015. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rate for the year ended December 31, 2016 by 2.5%, compared to the comparable prior year period. Global records management reported net volumes, including the impact of acquisitions, as of December 31, 2016 increased by 26.3% over the ending volume at December 31, 2015, supported by volume increases across each of our reportable operating segments, primarily associated with the acquisition of Recall. Consolidated storage rental revenues decreased $22.3 million, or 1.2%, to $1,837.9 million for the year ended December 31, 2015 from $1,860.2 million for the year ended December 31, 2014. In the year ended December 31, 2015, consolidated internal storage rental revenue growth and the net impact of acquisitions/divestitures were offset by unfavorable fluctuations in foreign currency exchange rates compared to the comparable prior year period. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2015 by 5.2%, compared to the comparable prior year period. This decrease was partially offset by internal storage rental revenue growth of 2.7% in the year ended December 31, 2015, as well as the net impact of acquisitions/divestitures of 1.3% in the year ended December 31, 2015 compared to the comparable prior year period. Our consolidated storage rental revenue growth in 2015 was driven by internal storage rental revenue growth of 0.1%, 4.2%, 2.7% and 10.8% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively.

Service Revenues
Consolidated service revenues increased $198.5 million, or 17.0%, to $1,368.5 million for the year ended December 31, 2016 from $1,170.1 million for the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures was partially offset by negative consolidated internal service revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 20.5% to the reported service revenue growth rate for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by our acquisition of Recall. Internal service revenue growth was negative 0.6% for the year ended December 31, 2016, compared to the comparable prior year period. The negative internal service revenue growth for the year ended December 31, 2016 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, our internal service revenue growth rate of 1.0% for the year ended December 31, 2016 was driven by special project revenue recognized in the first quarter of 2016 and growth in secure shredding revenues, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Our internal service revenue growth rates of negative 9.8% and negative 5.6% for the year ended December 31, 2016 in our North American Data Management and Western European Business segments, respectively, are reflecting more recent reductions in retrieval/re-file activity and the related decrease in transportation revenues. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 2.9% in 2016 over 2015. Consolidated service revenues decreased $87.4 million, or 6.9%, to $1,170.1 million for the year ended December 31, 2015 from $1,257.5 million for the year ended December 31, 2014. Internal service revenue growth was negative 0.4% for the year ended December 31, 2015, compared to the comparable prior year period. The negative internal service revenue growth for the year ended December 31, 2015 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business segment, as well as continued declines in service revenue activity levels in our North American Data Management Business segment. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 6.0% in 2015 over 2014. Net acquisitions/divestitures decreased reported service revenues by 0.5% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $23.7 million reduction in consolidated service revenue associated with the disposition of our International Shredding Operations.
Total Revenues
For the reasons stated above, our consolidated revenues increased $503.5 million, or 16.7%, to $3,511.5 million for the year ended December 31, 2016 from $3,008.0 million for the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 18.2% to the reported consolidated revenue growth rates for the year ended December 31, 2016 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 1.2% in the year ended December 31, 2016 compared to the comparable prior year period. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenue by 2.7% in the year ended December 31, 2016 compared to the comparable prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. Our consolidated revenues decreased $109.7 million, or 3.5%, to $3,008.0 million for the year ended December 31, 2015 from $3,117.7 million for the year ended December 31, 2014. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 5.6%, compared to the comparable prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods. This decrease was partially offset by consolidated internal revenue growth of 1.5% in the year ended December 31, 2015 as well as the net impact of acquisitions/divestitures of 0.6% in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Internal Growth—Eight-Quarter Trend

	2015				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Storage Rental Revenue	3.0%	2.7%	2.8%	2.2%	2.2%	2.1%	2.1%	2.9%
Service Revenue	(1.0)%	—%	(0.9)%	0.3%	1.6%	(2.1)%	(1.3)%	(0.9)%
Total Revenue	1.4%	1.6%	1.3%	1.4%	2.0%	0.4%	0.8%	1.4%
_______________________________________________________________________________

(1)
During the fourth quarter of 2016, we determined that our internal revenue growth rates for the three and nine months ended September 30, 2016 were incorrectly calculated in our Other International Business segment. Approximately $4.4 million of revenue associated with the Recall Transaction was attributed to our business as it existed prior to the Recall Transaction. This incorrect calculation impacted our previously reported internal revenue growth rates for our Other International Business segment as well as our consolidated internal revenue growth rates. The corrected internal storage rental revenue, internal service revenue and internal total revenue growth rates for our Other International Business segment were 7.5%, 1.6% and 5.0%, respectively, for the three months ended September 30, 2016 and 8.5%, 5.9% and 7.4%, respectively, for the nine months ended September 30, 2016. Our corrected consolidated internal storage rental revenue, internal service revenue and internal total revenue growth rates were 2.1%, (1.3)% and 0.8%, respectively, for the three months ended September 30, 2016 and 2.1%, (0.5)% and 1.1%, respectively, for the nine months ended September 30, 2016. Management has assessed, both quantitatively and qualitatively, the impact of this incorrect calculation of our internal revenue growth rates for the three and nine months ended September 30, 2016 and concluded that such changes were not material to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

We expect our consolidated internal storage rental revenue growth rate for 2017 to be approximately 2.0% to 2.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 3.0%. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2015 and 2016 were 2.7% and 2.3%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2015	2016	Dollar Change	Actual	Constant Currency	2015	2016
Labor	$647,082	$756,525	$109,443	16.9%	20.1%	21.5%	21.5%	—%
Facilities	425,882	522,696	96,814	22.7%	25.9%	14.2%	14.9%	0.7%
Transportation	101,240	132,183	30,943	30.6%	33.6%	3.4%	3.8%	0.4%
Product Cost of Sales and Other	115,821	144,410	28,589	24.7%	28.5%	3.9%	4.1%	0.2%
Recall Costs	—	11,963	11,963	100.0%	100.0%	—%	0.3%	0.3%
	$1,290,025	$1,567,777	$277,752	21.5%	24.8%	42.9%	44.6%	1.7%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

	2014	2015	Dollar Change	Actual	Constant Currency	2014	2015
Labor	$674,658	$647,082	$(27,576)	(4.1)%	2.8%	21.6%	21.5%	(0.1)%
Facilities	440,408	425,882	(14,526)	(3.3)%	2.7%	14.1%	14.2%	0.1%
Transportation	118,027	101,240	(16,787)	(14.2)%	(9.5)%	3.8%	3.4%	(0.4)%
Product Cost of Sales and Other	111,543	115,821	4,278	3.8%	12.9%	3.6%	3.9%	0.3%
	$1,344,636	$1,290,025	$(54,611)	(4.1)%	2.5%	43.1%	42.9%	(0.2)%

Labor

Labor expenses as a percentage of consolidated revenues were flat during the year ended December 31, 2016 compared to the year ended December 31, 2015, as decreases in labor expenses as a percentage of consolidated revenue in our North American Records and Information Management Business segment were offset by an increase in labor expenses as a percentage of consolidated revenue in our Other International Business segment. The 75 basis point decrease in labor expenses as a percentage of consolidated revenue associated with our North American Records and Information Management Business segment (11.92% in the year ended December 31, 2016 compared to 12.67% in the comparable prior year period) was primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. The 52 basis point increase in labor expenses as a percentage of consolidated revenue associated with our Other International Business segment (4.58% in the year ended December 31, 2016 compared to 4.06% in the comparable prior year period) was primarily associated with increased wages and benefits. Labor expenses for the year ended December 31, 2016 increased by $126.4 million, or 20.1%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

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

Facilities
Facilities expenses increased to 14.9% of consolidated revenues for the year ended December 31, 2016 compared to 14.2% for the year ended December 31, 2015. The 70 basis point increase in facilities expenses as a percentage of consolidated revenues was driven primarily by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction, partially offset by a decrease in other facilities costs. We expect this trend in rent expense to continue through the first quarter of 2017 and stabilize thereafter. The decrease in other facilities costs was primarily driven by lower utilities and building maintenance costs associated with our North American Records and Information Management Business segment, as well as lower property taxes associated with our Western European Business segment. Facilities expenses for the year ended December 31, 2016 increased by $107.6 million, or 25.9%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Facilities expenses increased to 14.2% of consolidated revenues for the year ended December 31, 2015, compared to 14.1% for the year ended December 31, 2014. Rent expense increased by $6.7 million on a constant dollar basis for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by increased costs in our Other International Business segment. Other facilities costs increased by $4.6 million on a constant dollar basis for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher property taxes and common area charges of $3.4 million and building maintenance and security costs of $4.4 million, partially offset by a decrease in insurance costs of $3.6 million primarily associated with insurance deductibles related to a fire at one of our facilities in Buenos Aires, Argentina in February 2014.
Transportation
Transportation expenses increased to 3.8% of consolidated revenues for the year ended December 31, 2016 compared to 3.4% for the year ended December 31, 2015. The increase in transportation expenses as a percentage of consolidated revenues was driven by a 40 basis point increase in third party carrier costs as a percentage of consolidated revenues, primarily associated with our Other International Business segment. Transportation expenses for the year ended December 31, 2016 increased by $33.3 million, or 33.6%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Transportation expenses decreased by $10.6 million on a constant dollar basis during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of decreased fuel and insurance costs of $7.9 million and $3.2 million, respectively.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, was driven mainly by special project costs. Product cost of sales and other increased by $32.1 million, or 28.5%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

For the year ended December 31, 2015, product cost of sales and other increased by $4.3 million compared to the year ended December 31, 2014 on an actual basis, primarily due to an increase in costs associated with special projects.

Recall Costs

Recall Costs included in cost of sales were $12.0 million for the year ended December 31, 2016, and primarily consisted of employee severance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2015	2016				2015	2016
General and Administrative	$468,959	$504,545	$35,586	7.6%	10.2%	15.6%	14.4%	(1.2)%
Sales, Marketing & Account Management	214,029	238,178	24,149	11.3%	13.8%	7.1%	6.8%	(0.3)%
Information Technology	99,632	116,923	17,291	17.4%	20.3%	3.3%	3.3%	—%
Bad Debt Expense	15,326	8,705	(6,621)	(43.2)%	(43.1)%	0.5%	0.2%	(0.3)%
Recall Costs	47,014	119,981	72,967	155.2%	155.2%	1.6%	3.4%	1.8%
	$844,960	$988,332	$143,372	17.0%	19.6%	28.1%	28.1%	—%

				Percentage Change
	Year Ended December 31,					% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2014	2015				2014	2015
General and Administrative	$538,657	$468,959	$(69,698)	(12.9)%	(8.6)%	17.3%	15.6%	(1.7)%
Sales, Marketing & Account Management	213,532	214,029	497	0.2%	5.0%	6.8%	7.1%	0.3%
Information Technology	103,174	99,632	(3,542)	(3.4)%	1.1%	3.3%	3.3%	—%
Bad Debt Expense	14,209	15,326	1,117	7.9%	10.6%	0.5%	0.5%	—%
Recall Costs	—	47,014	47,014	100.0%	100.0%	—%	1.6%	1.6%
	$869,572	$844,960	$(24,612)	(2.8)%	1.9%	27.9%	28.1%	0.2%
General and Administrative
General and administrative expenses decreased to 14.4% of consolidated revenues for the year ended December 31, 2016 compared to 15.6% for the year ended December 31, 2015. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, a decrease in professional fees and decreased travel and entertainment expenses. General and administrative expenses for the year ended December 31, 2016 increased by $46.7 million, or 10.2%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
General and administrative expenses decreased to 15.6% of consolidated revenues during the year ended December 31, 2015 compared to 17.3% in the year ended December 31, 2014. On a constant dollar basis, general and administrative expenses decreased by $44.2 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease is primarily due to a $22.3 million decrease in REIT Costs, a $10.4 million decrease in general and administrative expenses, primarily related to professional fees, associated with our Corporate and Other Business segment, a $9.9 million decrease in professional fees associated with our North American Records and Information Management Business segment, a $3.0 million decrease in general and administrative expenses associated with our Other International Business segment and a $1.8 million decrease in restructuring costs associated with the Organization Restructuring, partially offset by a $6.1 million increase in costs associated with the Transformation Initiative.

Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the year ended December 31, 2016 compared to 7.1% in 2015. The decrease was driven by a decrease in sales, marketing and account management expenses in our North American Records and Information Management Business segment, primarily associated with compensation growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. Sales, marketing and account management expenses for the year ended December 31, 2016 increased by $28.9 million, or 13.8%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Sales, marketing and account management expenses increased to 7.1% of consolidated revenues during the year ended December 31, 2015 compared to 6.8% in 2014. On a constant dollar basis, sales, marketing and account management expenses during the year ended December 31, 2015 increased by $10.2 million compared to the year ended December 31, 2014 primarily due to an increase in compensation expenses of $7.6 million, primarily associated with higher sales commissions in our North American Data Management Business segment, as well as an increase in marketing expenses of $2.1 million.
Information Technology
Information technology expenses as a percentage of consolidated revenue were flat during the year ended December 31, 2016 compared to the year ended December 31, 2015, as increases in information technology expenses as a percentage of consolidated revenues in our Corporate and Other Business segment were offset by decreases in information technology expenses as a percentage of consolidated revenue in our North American Records and Information Management Business and Western European Business segments. Information technology expenses in our Corporate and Other Business segment increased due mainly to higher software maintenance and license fees while decreases in information technology expenses across our North American Records and Information Management and Western European Business segments were primarily due to decreased compensation expense. Information technology expenses for the year ended December 31, 2016 increased by $19.7 million, or 20.3%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

On a constant dollar basis, information technology expenses increased $1.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increased compensation expenses of $1.7 million.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Consolidated bad debt expense for the year ended December 31, 2016 decreased to 0.2% of consolidated revenues for the year ended December 31, 2016 compared to 0.5% for the year ended December 31, 2015. Bad debt expenses for the year ended December 31, 2016 decreased by $6.6 million, or 43.1%, on a constant dollar basis compared to the comparable prior year period. This decrease in bad debt expense was primarily driven by lower bad debt expense associated with our North American Records and Information Management Business segment.
Consolidated bad debt expense for the year ended December 31, 2015 increased $1.1 million to $15.3 million (0.5% of consolidated revenues) from $14.2 million (0.5% of consolidated revenues) for the year ended December 31, 2014.
Recall Costs

Recall Costs included in selling, general and administrative expenses were $120.0 million for the year ended December 31, 2016, primarily consisting of advisory and professional fees, as well as severance costs. Recall Costs included in selling, general and administrative expenses were $47.0 million for the year ended December 31, 2015, primarily consisting of advisory and professional fees.

Depreciation and Amortization
Depreciation expense increased $64.3 million, or 21.3%, on a reported dollar basis ($70.0 million, or 23.7%, on a constant dollar basis) for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. In particular, the increase in depreciation expense was driven by (1) the depreciation of leasehold improvements acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the shorter of (i) the useful life of the leasehold improvements, (ii) 10 years or (iii) the life of the lease and (2) the depreciation of racking structures included in leased facilities acquired in the Recall Transaction, which are depreciated using the straight-line method over a period of the shorter of (i) the useful life of the racking structures, (ii) 20 years or (iii) the life of the lease. See Note 2.f. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated. Depreciation expense increased $12.5 million, on a constant dollar basis, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the increased depreciation of property, plant and equipment acquired through business combinations.

Amortization expense increased $42.5 million, or 96.2%, on a reported dollar basis ($44.0 million, or 102.8%, on a constant dollar basis) for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years. Amortization expense increased $0.5 million, on a constant dollar basis, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $46.8 million to $310.7 million for the year ended December 31, 2016 from $263.9 million for the year ended December 31, 2015 primarily due to (i) the issuance of $1,000.0 million in aggregate principal amount of 6% Senior Notes due 2020 (the "6% Notes due 2020") by IMI in September 2015, (ii) $850.0 million of borrowings under the Bridge Facility (as defined below) during the second quarter of 2016, (iii) the issuance of $500.0 million in aggregate principal amount of 4 3/8% Senior Notes due 2021 (the "4 3/8% Notes") by IMI in May 2016, (iv) the issuance of $250.0 million in aggregate principal amount of 5 3/8% Senior Notes due 2026 (the "5 3/8% Notes") by Iron Mountain US Holdings, Inc. ("IM US Holdings") in May 2016, (v) the issuance of 250.0 million Canadian dollars in aggregate principal amount of 5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023") by Iron Mountain Canada Operations, ULC ("Canada Company") in September 2016, (vi) $185.8 million of borrowings from the AUD Term Loan (as defined below) during the third quarter of 2016 and (vii) higher borrowings (on a weighted average basis) under the Credit Agreement (as defined below) during the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was partially offset by the redemption in October 2015 of (i) 255.0 million Euro aggregate principal outstanding of the 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes") and (iii) the remaining $106.0 million aggregate principal outstanding of 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes"). Our weighted average interest rate was 5.2% and 5.3% at December 31, 2016 and 2015, respectively.

Consolidated interest expense, net increased $3.2 million to $263.9 million for the year ended December 31, 2015 from $260.7 million for the year ended December 31, 2014 primarily due to (1) the issuance in September 2014 of 400.0 million British pounds sterling aggregate principal amount of 6 1/8% Senior Notes due 2022 (the "GBP Notes") by Iron Mountain Europe PLC ("IME"), (2) the issuance of the 6% Notes due 2020 by IMI in September 2015, and (3) higher borrowings (on a weighted average basis) under the Credit Agreement, the Former Credit Agreement and the Accounts Receivable Securitization Program (each as discussed and defined below) during 2015 compared to 2014. This increase was partially offset by (1) the redemption in December 2014 of $306.0 million aggregate principal outstanding of the 8 3/8% Notes and (2) the redemption in October 2015 of (i) 255.0 million Euro in aggregate principal outstanding of the 6 3/4% Notes, (ii) $400.0 million aggregate principal outstanding of the 7 3/4% Notes and (iii) the remaining $106.0 million aggregate principal outstanding of the 8 3/8% Notes. Our weighted average interest rate was 5.3% at December 31, 2015 and 5.6% at December 31, 2014.

Other Expense (Income), Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2015	2016
Foreign currency transaction losses, net	$70,851	$20,413	$(50,438)
Debt extinguishment expense	27,305	9,283	(18,022)
Other, net	434	14,604	14,170
	$98,590	$44,300	$(54,290)

	Year Ended December 31,
			Dollar Change
	2014	2015
Foreign currency transaction losses, net	$58,316	$70,851	$12,535
Debt extinguishment expense	16,495	27,305	10,810
Other, net	(9,624)	434	10,058
	$65,187	$98,590	$33,403
Foreign Currency Transaction Losses
We recorded net foreign currency transaction losses of $20.4 million in the year ended December 31, 2016, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Argentine peso, British pound sterling and Mexican peso against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Brazilian real, Euro and Russian ruble against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries.
We recorded net foreign currency transaction losses of $70.9 million in the year ended December 31, 2015, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Argentine peso, Brazilian real, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2014 on our intercompany balances with and between certain of our subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains resulting primarily from the impact of a change in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2014 on our intercompany balances with and between certain of our subsidiaries, as well as a change in the exchange rate of the Euro against the United States dollar compared to December 31, 2014 on Euro denominated bonds issued by IMI.

We recorded net foreign currency transaction losses of $58.3 million in the year ended December 31, 2014, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Argentine peso, Brazilian real, British pound sterling, Euro, Russian ruble and Ukrainian hryvnia against the United States dollar compared to December 31, 2013 on our intercompany balances with and between certain of our subsidiaries, as well as Euro forward contracts. These losses were partially offset by gains resulting primarily from British pound sterling borrowings on our revolving credit facility, Australian dollar and British pound sterling forward contracts, and Euro denominated bonds issued by IMI.

Debt Extinguishment Expense
During the year ended December 31, 2016, we recorded a debt extinguishment charge of $9.3 million in the second quarter of 2016 related to the termination of the Bridge Facility, which primarily consists of the write-off of unamortized deferred financing costs. During the year ended December 31, 2015, we recorded a debt extinguishment charge of $27.3 million related to (i) the refinancing of the Credit Agreement in the third quarter of 2015 and (ii) the early extinguishment of the 6 3/4% Notes, 7 3/4% Notes and the remaining portion outstanding of the 8 3/8% Notes in the fourth quarter of 2015. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs. During the year ended December 31, 2014, we recorded a debt extinguishment charge of $16.5 million related to the early redemption of $306.0 million in aggregate principal of the 8 3/8% Notes at 104.188% of par. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.

Other, Net
Other, net in the year ended December 31, 2016 includes a charge of $15.4 million associated with the loss on disposal of the Australia Divestment Business and a charge of $1.4 million associated with the loss on disposal of the Iron Mountain Canadian Divestments, partially offset by $0.8 million of gains associated with a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2015 consisted primarily of $0.6 million of losses related to the write-down of certain investments. Other, net in the year ended December 31, 2014 consisted primarily of income of $6.9 million associated with the divestment of our International Shredding Operations in December 2014, as well as approximately $0.9 million of royalty income and $1.1 million of gains associated with a deferred compensation plan we sponsor.
(Benefit) Provision for Income Taxes
Our effective tax rates for the years ended December 31, 2014, 2015 and 2016 were (43.5)%, 23.3% and 30.6%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
As a result of our REIT conversion, we recorded a net tax benefit of $212.2 million during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29.3 million associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The other primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46.4 million in our tax provision associated with the 2014 Indefinite Reinvestment Assessment and other net tax adjustments related to the REIT conversion, including a tax benefit of $63.3 million primarily related to the dividends paid deduction.
The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51.6 million and an out-of-period tax adjustment ($9.0 million tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33.5 million, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.
The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2016 were the benefit derived from the dividends paid deduction of $18.5 million and the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $13.3 million, partially offset by valuation allowances on certain of our foreign net operating losses of $7.7 million.
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
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the year ended December 31, 2016 was $2.2 million, net of tax of $0.1 million associated with the sale of certain land and buildings in North America. Consolidated gain on sale of real estate for the year ended December 31, 2015 was $0.9 million, net of tax of $0.2 million associated with the sale of a building in the United Kingdom. Consolidated gain on sale of real estate for the year ended December 31, 2014 was $8.3 million, net of tax of $2.2 million associated with the sale of two buildings in the United Kingdom and a building in Canada.

INCOME FROM CONTINUING OPERATIONS and ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations and Adjusted EBITDA:

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2016
Income from Continuing Operations	$125,203	$103,880	$(21,323)	(17.0)%
Income from Continuing Operations as a percentage of Consolidated Revenue	4.2%	3.0%
Adjusted EBITDA	920,005	1,087,288	167,283	18.2%
Adjusted EBITDA Margin	30.6%	31.0%

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2015
Income from Continuing Operations	$328,955	$125,203	$(203,752)	(61.9)%
Income from Continuing Operations as a percentage of Consolidated Revenue	10.6%	4.2%
Adjusted EBITDA	925,797	920,005	(5,792)	(0.6)%
Adjusted EBITDA Margin	29.7%	30.6%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax was $3.4 million for the year ended December 31, 2016, primarily related to the operations of the Recall Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report). Loss from discontinued operations, net of tax was $0.2 million for the year ended December 31, 2014, primarily related to legal reserves, offset by the recovery of insurance proceeds in excess of carrying value.
NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $2.4 million, $2.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$1,077,305	$1,150,646	$73,341	6.8%	7.2%	1.0%
Service	698,060	780,053	81,993	11.7%	12.3%	1.0%
Segment Revenue	$1,775,365	$1,930,699	$155,334	8.7%	9.2%	1.0%
Segment Adjusted EBITDA(1)	$714,639	$775,717	$61,078
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	40.3%	40.2%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2014	2015		Actual
Storage Rental	$1,080,013	$1,077,305	$(2,708)	(0.3)%	1.1%	0.1%
Service	715,348	698,060	(17,288)	(2.4)%	(0.6)%	(1.6)%
Segment Revenue	$1,795,361	$1,775,365	$(19,996)	(1.1)%	0.4%	(0.6)%
Segment Adjusted EBITDA(1)	$698,719	$714,639	$15,920
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	38.9%	40.3%
_______________________________________________________________________________

(1)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the year ended December 31, 2016, reported revenue in our North American Records and Information Management Business segment increased 8.7% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 8.2% to the reported revenue growth rate in our North American Records and Information Management Business segment for the year ended December 31, 2016 compared to the comparable prior year period, primarily driven by our acquisition of Recall. The internal revenue growth in the year ended December 31, 2016 was primarily the result of internal storage rental revenue growth of 1.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, as well as internal service revenue growth of 1.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, which was driven by special project revenue recognized in the first quarter of 2016 and growth in secure shredding revenues, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. For the year ended December 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 0.5% compared to the comparable prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted EBITDA as a percentage of segment revenue decreased 10 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by increased wages and benefits, rent expense, building maintenance and transportation costs, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as a decrease in bad debt expense and professional fees.

For the year ended December 31, 2015, reported revenue in our North American Records and Information Management Business segment decreased 1.1% compared to the year ended December 31, 2014, primarily due to negative internal revenue growth and unfavorable foreign currency exchange rate fluctuations. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Records and Information Management Business segment by 1.5% compared to the comparable prior year period due to the weakening of the Canadian dollar against the United States dollar. Negative internal revenue growth of 0.6% in the year ended December 31, 2015 was primarily the result of negative internal service revenue growth of 1.6% in the year ended December 31, 2015, resulting from reduced retrieval/re-file activity and a related decrease in transportation revenues. Net acquisitions/divestitures increased reported revenue in our North American Records and Information Management Business segment by 1.0% in the year ended December 31, 2015, compared to the year ended December 31, 2014. Adjusted EBITDA as a percentage of segment revenue increased 140 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by a $11.7 million decrease in professional fees, a $7.5 million decrease in fuel and insurance costs, a $5.7 million decrease in incentive compensation and a $1.6 million decrease in costs due to the Organizational Restructuring, as well as a decrease in sales, marketing and account management costs. These decreases were partially offset by $5.4 million of employee severance costs recorded during the year ended December 31, 2015 associated with the Transformation Initiative.

North American Data Management Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$255,601	$280,114	$24,513	9.6%	9.8%	2.0%
Service	134,885	134,060	(825)	(0.6)%	(0.4)%	(9.8)%
Segment Revenue	$390,486	$414,174	$23,688	6.1%	6.3%	(2.0)%
Segment Adjusted EBITDA(1)	$203,803	$228,486	$24,683
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	52.2%	55.2%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$247,017	$255,601	$8,584	3.5%	4.4%	4.2%
Service	143,190	134,885	(8,305)	(5.8)%	(4.9)%	(5.1)%
Segment Revenue	$390,207	$390,486	$279	0.1%	1.0%	0.8%
Segment Adjusted EBITDA(1)	$226,396	$203,803	$(22,593)
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	58.0%	52.2%
_______________________________________________________________________________

(1)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the year ended December 31, 2016, reported revenue in our North American Data Management Business segment increased 6.1% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 8.3% to the reported revenue growth rates in our North American Data Management Business segment for the year ended December 31, 2016, compared to the comparable prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth for the year ended December 31, 2016 was primarily attributable to negative internal service revenue growth of 9.8% for the year ended December 31, 2016, which was due to continued declines in service revenue activity levels as the storage business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.0% in the year ended December 31, 2016, primarily attributable to volume increases. For the year ended December 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.2% compared to the comparable prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted EBITDA as a percentage of segment revenue increased 300 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by lower selling, general and administrative expenses, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall.

For the year ended December 31, 2015, reported revenue in our North American Data Management Business segment increased 0.1% compared to the year ended December 31, 2014, primarily due to internal revenue growth of 0.8%. The internal revenue growth was primarily attributable to internal storage rental revenue growth of 4.2%, partially offset by negative internal service revenue growth of 5.1% in the year ended December 31, 2015, which was due to declines in service revenue activity levels as the storage business becomes more archival in nature. For the year ended December 31, 2015, foreign currency exchange rate fluctuations decreased our reported revenues for the North American Data Management Business segment by 0.9% compared to the comparable prior year period due to the weakening of the Canadian dollar against the United States dollar. Adjusted EBITDA as a percentage of segment revenue decreased 580 basis points in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increased overhead expenses of $15.9 million, primarily associated with higher sales, marketing and account management expenses and, to a lesser extent, reduced gross profit related to a decline in service revenues without a corresponding decrease in costs.

Western European Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$239,257	$275,659	$36,402	15.2%	24.5%	0.8%
Service	158,256	178,552	20,296	12.8%	21.4%	(5.6)%
Segment Revenue	$397,513	$454,211	$56,698	14.3%	23.2%	(1.7)%
Segment Adjusted EBITDA(1)	$120,649	$137,506	$16,857
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	30.4%	30.3%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$257,390	$239,257	$(18,133)	(7.0)%	3.9%	2.7%
Service	191,841	158,256	(33,585)	(17.5)%	(7.8)%	(0.6)%
Segment Revenue	$449,231	$397,513	$(51,718)	(11.5)%	(1.1)%	1.4%
Segment Adjusted EBITDA(1)	$130,423	$120,649	$(9,774)
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	29.0%	30.4%
_______________________________________________________________________________

(1)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the year ended December 31, 2016, reported revenue in our Western European Business segment increased 14.3% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 24.9% to the reported revenue growth rates in our Western European Business segment for the year ended December 31, 2016 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2016 was negative 1.7%, primarily attributable to negative internal service revenue growth of 5.6% for the year ended December 31, 2016, which was due to reduced retrieval/refile activity and a related decrease in transportation revenues. For the year ended December 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 8.9% compared to the comparable prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA as a percentage of segment revenue decreased 10 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by an increase in cost of sales as a percentage of segment revenue, primarily associated with increased wages and benefits and rent expense, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenues, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, and lower professional fees.

For the year ended December 31, 2015, reported revenue in our Western European Business segment decreased 11.5% compared to the year ended December 31, 2014, primarily as a result of unfavorable fluctuations in foreign currency exchange rates. Foreign currency fluctuations resulted in decreased revenue in the year ended December 31, 2015, as measured in United States dollars, of approximately 10.4% as compared to the comparable prior year period, due to the weakening of the British pound sterling and the Euro against the United States dollar. Internal revenue growth for the year ended December 31, 2015 was 1.4%, supported by 2.7% internal storage rental revenue growth for the year ended December 31, 2015. Net acquisitions/divestitures decreased reported revenue in our Western European Business segment by 2.5% in the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $15.3 million reduction in reported service revenues associated with the disposition of our shredding operations in the United Kingdom and Ireland in December 2014. Adjusted EBITDA as a percentage of segment revenue increased 140 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to improved profitability associated with lower transportation and facility costs.

Other International Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$245,154	$393,005	$147,851	60.3%	71.9%	8.5%
Service	176,206	259,511	83,305	47.3%	59.0%	4.9%
Segment Revenue	$421,360	$652,516	$231,156	54.9%	66.5%	7.0%
Segment Adjusted EBITDA(1)	$87,341	$169,042	$81,701
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	20.7%	25.9%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$263,737	$245,154	$(18,583)	(7.0)%	14.4%	10.8%
Service	205,577	176,206	(29,371)	(14.3)%	7.6%	9.0%
Segment Revenue	$469,314	$421,360	$(47,954)	(10.2)%	11.5%	10.0%
Segment Adjusted EBITDA(1)	$84,468	$87,341	$2,873
Segment Adjusted EBITDA(1) as a Percentage of Segment Revenue	18.0%	20.7%
_______________________________________________________________________________

(1)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the year ended December 31, 2016, reported revenue in our Other International Business segment increased 54.9% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 59.5% to the reported revenue growth rates in our Other International Business segment for the year ended December 31, 2016 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2016 was 7.0%, supported by 8.5% internal storage rental revenue growth. Foreign currency fluctuations in the year ended December 31, 2016 resulted in decreased revenue, as measured in United States dollars, of approximately 11.6% as compared to the comparable prior year period, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA as a percentage of segment revenue increased 520 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily a result of a decrease in selling, general and administrative expenses as a percentage of segment revenue and a decrease in cost of sales as a percentage of segment revenue, primarily associated with compensation growing at a lower rate than revenue, as well as lower professional fees.

For the year ended December 31, 2015, reported revenues in our Other International Business segment decreased 10.2% compared to the year ended December 31, 2014, primarily as a result of fluctuations in foreign currency exchange rates. Foreign currency fluctuations in the year ended December 31, 2015 resulted in decreased revenue, as measured in United States dollars, of approximately 21.7% as compared to the comparable prior year period, primarily due to the weakening of the Australian dollar, Brazilian real and Euro against the United States dollar. Internal revenue growth for the year ended December 31, 2015 was 10.0%, supported by 10.8% internal storage rental revenue growth for the year ended December 31, 2015. Net acquisitions/divestitures increased reported revenue in our Other International Business segment by 1.5% in the year ended December 31, 2015 compared to the year ended December 31, 2014, as the impact of acquisitions in Brazil, Turkey and Poland were partially offset by a $8.4 million decrease in reported service revenues for the year ended December 31, 2015 associated with the disposition of our Australian shredding operations in December 2014. Adjusted EBITDA as a percentage of segment revenue increased 270 basis points during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in Adjusted EBITDA as a percentage of segment revenue during the year ended December 31, 2015 was primarily a result of a constant dollar increase in gross profit of 11.0% in the year ended December 31, 2015 compared to the comparable prior year period. The constant dollar increase in gross profit for the year ended December 31, 2015 was partially offset by the impact of changes in foreign currency exchange rates.

Corporate and Other Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$20,580	$43,481	$22,901	111.3%	111.3%	26.9%
Service	2,672	16,372	13,700	512.7%	512.7%	55.6%
Segment Revenue	$23,252	$59,853	$36,601	157.4%	157.4%	29.6%
Segment Adjusted EBITDA(1)	$(206,427)	$(223,463)	$(17,036)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.4)%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2014	2015
Storage Rental	$12,086	$20,580	$8,494	70.3%	70.3%	49.9%
Service	1,494	2,672	1,178	78.8%	78.8%	33.4%
Segment Revenue	$13,580	$23,252	$9,672	71.2%	71.2%	48.5%
Segment Adjusted EBITDA(1)	$(214,209)	$(206,427)	$7,782
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.9)%
_______________________________________________________________________________

(1)
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the year ended December 31, 2016, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenue improved 50 basis points compared to the year ended December 31, 2015. Adjusted EBITDA in the Corporate and Other Business segment decreased $17.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by the impact of the Recall Transaction, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. Adjusted EBITDA in our Corporate and Other Business segment includes approximately $23.3 million of incremental expenses associated with Recall for the year ended December 31, 2016.

For the year ended December 31, 2015, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenue was flat compared to the year ended December 31, 2014. Adjusted EBITDA for the Corporate and Other Business segment increased by $7.8 million in the year ended December 31, 2015 compared to the prior year primarily due to decreased insurance costs of $3.5 million associated with a fire at one of our facilities in Buenos Aires, Argentina in February 2014, as well as a decrease in general and administrative expenses, primarily related to professional fees.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2014	2015	2016
Cash flows from operating activities—continuing operations	$472,948	$541,760	$541,216
Cash flows from investing activities—continuing operations	(479,978)	(422,786)	(632,703)
Cash flows from financing activities—continuing operations	19,857	(108,511)	125,373
Cash and cash equivalents at the end of year	125,933	128,381	236,484
Net cash provided by operating activities from continuing operations was $541.2 million for the year ended December 31, 2016 compared to $541.8 million for the year ended December 31, 2015. The $0.5 million year-over-year decrease in cash flows from operating activities resulted from an increase in cash used in working capital of $17.4 million, primarily related to the change in accounts receivable and timing of accrued expenses and deferred revenue and accounts payable payments year-over-year, offset by an increase in net income (including non-cash charges and realized foreign exchange losses) of $16.9 million.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, acquisitions of customer relationships and customer inducements during the year ended December 31, 2016 amounted to $328.6 million, $31.6 million and $19.2 million, respectively. Cash paid for acquisitions (net of cash acquired) during the year ended December 31, 2016 of $292.0 million consisted primarily of the cash portion of the purchase price associated with the Recall Transaction. For the year ended December 31, 2016, these expenditures were primarily funded with cash flows from operations, as well as the financing activities described below. Net proceeds from the Iron Mountain Divestments received during the year ended December 31, 2016 of $30.7 million consisted of the net cash proceeds from the Australia Sale and the sale of the Iron Mountain Canadian Divestments as part of the ARKIVE Sale (each as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report). Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures to be approximately $320.0 million to $370.0 million in the year ending December 31, 2017.

Net cash provided by financing activities from continuing operations was $125.4 million for the year ended December 31, 2016. During the year ended December 31, 2016, we received net proceeds of $925.4 million associated with the issuance of the 4 3/8% Notes, the 5 3/8% Notes and the CAD Notes due 2023, $185.8 million of proceeds from the AUD Term Loan (as defined below), $50.0 million of proceeds from the Mortgage Securitization Program (as defined below) and $31.9 million of proceeds associated with employee stock-based awards. We used the proceeds from these transactions, as well as cash flows provided by operating activities, for the net repayment of $542.9 million associated with net payments under the Revolving Credit Facility and the Bridge Facility, the payment of dividends in the amount of $505.9 million on our common stock and the payment of $18.6 million associated with debt financing costs.

Capital Expenditures
The following table presents our capital spend for 2014, 2015 and 2016 organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" included in this Annual Report:

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2014	2015	2016
Real Estate:
Investment	$199,663	$170,742	$203,778
Maintenance	57,574	52,826	63,543
Total Real Estate Capital Spend	257,237	223,568	267,321
Non-Real Estate:
Investment	55,991	47,964	50,954
Maintenance	19,527	23,396	20,799
Total Non-Real Estate Capital Spend	75,518	71,360	71,753

Total Capital Spend (on accrual basis)	332,755	294,928	339,074
Net (decrease)/increase in prepaid capital expenditures	(2,455)	(362)	374
Net decrease/(increase) accrued capital expenditures	31,624	(4,317)	(10,845)
Total Capital Spend (on cash basis)	$361,924	$290,249	$328,603
Dividends
See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report for information on dividends.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 relate to cash and cash equivalents held in time deposits with six global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2016, our cash and cash equivalents balance was $236.5 million, which included time deposits amounting to $22.2 million.

Our consolidated debt as of December 31, 2016 comprised the following (in thousands):

	December 31, 2016
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$953,548	$(7,530)	$946,018
Term Loan(1)	234,375	—	234,375
Australian Dollar Term Loan (the "AUD Term Loan")(2)	177,198	(3,774)	173,424
6% Notes due 2020(3)(4)	1,000,000	(12,730)	987,270
4 3/8% Notes(3)(4)	500,000	(7,593)	492,407
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(5)	148,792	(1,635)	147,157
GBP Notes(4)(6)	493,648	(6,214)	487,434
6% Senior Notes due 2023(3)	600,000	(7,322)	592,678
CAD Notes due 2023(4)(5)	185,990	(3,498)	182,492
5 3/4% Senior Subordinated Notes due 2024(3)	1,000,000	(10,529)	989,471
5 3/8% Notes(4)(7)	250,000	(4,044)	245,956
Real Estate Mortgages, Capital Leases and Other(8)	478,565	(1,277)	477,288
Accounts Receivable Securitization Program(9)	247,000	(384)	246,616
Mortgage Securitization Program(10)	50,000	(1,405)	48,595
Total Long-term Debt	6,319,116	(67,935)	6,251,181
Less Current Portion	(172,975)	—	(172,975)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206
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

(2)	The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1.7 million as of December 31, 2016.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, IME, the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

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

(8)
Includes (i) real estate mortgages of $20.9 million, (ii) capital lease obligations of $309.9 million, and (iii) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $147.8 million.

(9)	The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program.

(10)	The Mortgage Securitization Special Purpose Subsidiary is the obligor under this program.

a. Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility and a term loan and was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The initial maximum amount of the Revolving Credit Facility was $1,500.0 million. The original amount of the Term Loan was $250.0 million.
On June 24, 2016, Iron Mountain Information Management, LLC (“IMIM”) entered into a commitment increase supplement, pursuant to which we increased the maximum amount permitted to be borrowed under the Revolving Credit Facility from $1,500.0 million to $1,750.0 million. We continue to have the option to request additional term loans and/or increases in commitments under the Revolving Credit Facility up to $250.0 million, subject to the conditions specified in the Credit Agreement.

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
As of December 31, 2016, we had $953.5 million and $234.4 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $953.5 million of outstanding borrowings under the Revolving Credit Facility, $787.4 million was denominated in United States dollars and 157.9 million was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $55.0 million. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2016, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $741.5 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.9% as of December 31, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 5.0% as of December 31, 2016 and the interest rate in effect under the Term Loan as of December 31, 2016 was 2.8%.
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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and 2016 and our leverage ratio under our indentures as of December 31, 2015 and 2016 are as follows:

	December 31, 2015	December 31, 2016	Maximum//Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.7	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.2	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.4	Minimum allowable of 1.5

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
b. Bridge Facility
On April 29, 2016, in order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a bridge credit agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which we borrowed an unsecured bridge term loan of $850.0 million (the "Bridge Facility"). We used the proceeds from the Bridge Facility, together with borrowings under the Revolving Credit Facility, to finance a portion of the cost of the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs we incurred in connection with the Recall Transaction.
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
On September 15, 2016, Canada Company completed a private offering of 250.0 million Canadian dollars in aggregate principal amount of the CAD Notes due 2023. The CAD Notes due 2023 were issued at par. The aggregate net proceeds from the CAD Notes due 2023 of 246.3 million Canadian dollars (or $186.7 million, based upon the exchange rate between the Canadian dollar and the United States dollar on September 15, 2016 (the settlement date for the CAD Notes due 2023)), after paying the initial purchasers’ commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.
d. Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, entered into a 250.0 million Australian dollar Syndicated Term Loan B Facility, the AUD Term Loan, which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243.8 million Australian dollars (or approximately $185.8 million, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.

Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6.3 million Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on borrowings under the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of December 31, 2016, we had 248.4 million Australian dollars ($178.9 million based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2016) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.1%.
e. Accounts Receivable Securitization Program
In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2015 and 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $205.9 million and $247.0 million, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 1.3% and 1.7% as of December 31, 2015 and 2016, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
f. Mortgage Securitization Program
In October 2016, we entered into a $50.0 million mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (ii) our Consolidated Statement of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. As of December 31, 2016, the outstanding amount under the Mortgage Securitization Program was $50.0 million. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of December 31, 2016.

g. Cash Pooling
Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to receive credit for cash balances deposited by participating subsidiaries in BMG accounts. Under the Cash Pool, cash deposited by participating subsidiaries with BMG is pledged as security against the drawings of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At December 31, 2016, we had a net cash position of approximately $1.7 million (consisting of a gross cash position of approximately $69.5 million less outstanding borrowings of approximately $67.8 million by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.
_______________________________________________________________________________

For more information on our Credit Agreement and our other debt agreements, see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report.
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
Acquisitions
a. Acquisition of Recall
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331.8 million in cash and issued approximately 50.2 million shares of our common stock which, based upon the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million.

We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) approximately $80.0 million of Recall Deal Close & Divestment Costs and (ii) approximately $300.0 million of integration expenditures, including Recall Integration Costs and capital expenditures to integrate Recall with our existing operations.
The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the years ended December 31, 2015 and 2016 and the cumulative amount incurred through December 31, 2016 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2016	Cumulative Total

Recall Deal Close & Divestment Costs	$24,671	$38,947	$63,618
Recall Integration Costs	22,343	92,997	115,340
Recall Costs	47,014	131,944	178,958
Capital Expenditures	65	18,391	18,456
Total	$47,079	$150,335	$197,414
b. Other Noteworthy 2016 Acquisitions
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

In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe Group A/S (“Santa Fe”) in ten regions within Europe and Asia (the “Santa Fe Transaction”). In November 2016, we entered into a binding agreement for the Santa Fe Transaction (the "Santa Fe Agreement"). In December 2016, in order to expand our presence in southeast Asia and western Europe, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15.2 million Euros (approximately $16.0 million, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13.5 million Euros (or approximately $14.2 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction. We expect to acquire the remainder of Santa Fe’s information management operations located in India, Indonesia, Macau, the Philippines and South Korea (the "Pending Santa Fe Transaction") during the first half of 2017. The Pending Santa Fe Transaction has an aggregate purchase price of approximately 11.8 million Euros (or approximately $12.4 million, based upon the exchange rate between the United States dollar and the Euro as of December 31, 2016). However, under the Santa Fe Agreement, the completion of the Pending Santa Fe Transaction is subject to closing conditions; accordingly, we can provide no assurance that we will complete the Pending Santa Fe Transaction, that the Pending Santa Fe Transaction will not be delayed or that the terms of the Pending Santa Fe Transaction will not change.

Divestments

As discussed in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report, we were required to make the Divestments in connection with the Recall Transaction. All of the Divestments were completed during the year ended December 31, 2016. The net proceeds received in 2016 in connection with the Divestments were used to repay outstanding borrowings under our Revolving Credit Facility and ultimately will be reinvested in our business.

The Access Sale (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) resulted in total consideration of $80.0 million, including cash proceeds of $55.0 million received at the closing of the transaction and an additional amount of contingent consideration of up to $25.0 million payable upon the 27-month anniversary of the closing of the Access Sale. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our estimate of the fair value of this contingent consideration.

The Australia Sale (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) resulted in total consideration of approximately 70.0 million Australian dollars (or approximately $53.2 million, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016 (the closing date of the Australia Sale)), subject to adjustments. The total consideration for the Australia Sale consists of (i) 35.0 million Australian dollars in cash received upon the closing of the Australia Sale and (ii) 35.0 million Australian dollars in the form of a note from the buyers to us (the"Bridging Loan Note"). The Bridging Loan Note bears interest at 3.3% per annum and matures of December 29, 2017, at which point all outstanding obligations become due. The purchase price for the Australia Sale is subject to certain adjustments, including adjustments associated with customer attrition subsequent to the closing of the Australia Sale.

The UK Sale (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) resulted in total consideration of approximately 1.8 million British pounds sterling (or approximately $2.2 million, based upon the exchange rate between the United States dollar and the British pound sterling as of December 9, 2016 (the closing date of the UK Sale)), subject to adjustments.

The ARKIVE Sale (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report), resulted in total consideration of approximately $50.0 million, subject to adjustments. Of the total consideration for the ARKIVE Sale, we received approximately $45.0 million in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. ARKIVE may be entitled to receive from us, on the 24-month anniversary of the closing of the ARKIVE Sale, cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$309,860	$52,640	$85,519	$70,405	$101,296
Long-Term Debt Obligations (excluding Capital Lease Obligations)	6,010,981	120,335	1,471,901	1,679,396	2,739,349
Interest Payments(1)	1,734,606	325,079	590,170	432,312	387,045
Operating Lease Obligations(2)	2,414,622	294,103	511,789	433,715	1,175,015
Purchase and Asset Retirement Obligations	118,268	58,378	29,975	2,960	26,955
Total(3)(4)	$10,588,337	$850,535	$2,689,354	$2,618,788	$4,429,660
_______________________________________________________________________________

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2016; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report. Amounts also include interest on capital leases.

(2)
These amounts are net of sublease income of $28.0 million in total (including $6.4 million, $8.3 million, $6.1 million and $7.2 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)	The table above excludes $59.5 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

(4)
The table above excludes $54.7 million of redeemable noncontrolling interests, which represents the estimated redemption value of the redeemable noncontrolling interests in our consolidated subsidiaries in Chile, India and South Africa.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, or the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio and expect to do so for the foreseeable future. As a REIT, we expect our long-term capital allocation strategy will naturally shift towards lower leverage, though our leverage has increased over the last several fiscal years to fund the costs of the REIT conversion and the Recall Transaction.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2023 through 2033, of $67.1 million at December 31, 2016 to reduce future federal taxable income, of which $1.2 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2017 through 2035, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $97.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73%.
Inflation
Certain of our expenses, such as wages and benefits, insurance, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases with increased operating efficiencies, the negotiation of favorable long-term real estate leases and an ability to increase prices in our customer contracts (many of which contain provisions for inflationary price escalators), we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage rental or service charges.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 related to cash and cash equivalents held in time deposits with six global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2016, our cash and cash equivalents balance was $236.5 million, including time deposits amounting to $22.2 million.
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
As of December 31, 2016, we had $1,694.6 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 3.6%, and $4,624.5 million of fixed rate debt outstanding. As of December 31, 2016, approximately 73% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2016 would have been reduced by approximately $13.7 million. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2016.
Currency Risk
Our international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the United States dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the British pound sterling, Euro, Canadian dollar, Brazilian real and the Australian dollar. Declines in the value of the local currencies in which we are paid relative to the United States dollar will cause revenues in United States dollar terms to decrease and dollar-denominated liabilities to increase in local currency.
The impact of currency fluctuations on our earnings is mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our United States-based subsidiaries. In addition, our treasury centers in Europe, our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.
We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada, Australia, and continental Europe. IME has financed a portion of its capital needs through the issuance in British pounds sterling of the GBP Notes. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. Similarly, Canada Company has financed a portion of its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and through the issuance of the CAD Notes. This creates a tax efficient natural currency hedge. We utilize a portion of Euro denominated borrowings by IMI under the Revolving Credit Facility to effectively hedge our outstanding intercompany loans denominated in Euros. We designate a portion of our Euro denominated borrowings by IMI under the Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $1.1 million ($1.1 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2016. As of December 31, 2016, cumulative net gains of $18.2 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

Historically, we have entered into forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. During 2016, however, we had no forward contracts outstanding. In the future, we may enter into new forward contracts to hedge movements in the underlying currencies. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated forward contracts as hedges. As of December 31, 2016, except as noted above, our currency exposures to intercompany balances are not hedged.
The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2016 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $196.6 million.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is included in Item 15(a) of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2016 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Recall Holdings Limited, which was acquired on May 2, 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Revenues and assets excluded from management’s assessment constitute approximately 13% of total consolidated revenues and approximately 7% of total consolidated assets for the year ended December 31, 2016. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Recall Holdings Limited, which was acquired on May 2, 2016. Revenues and assets excluded from management’s assessment constitute approximately 13% of total consolidated revenues and approximately 7% of total consolidated assets for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Recall Holdings Limited. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 2017

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Iron Mountain Incorporated
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 2017

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2016
ASSETS
Current Assets:
Cash and cash equivalents	$128,381	$236,484
Accounts receivable (less allowances of $31,447 and $44,290 as of
December 31, 2015 and 2016, respectively)	564,401	691,249
Deferred income taxes	22,179	—
Prepaid expenses and other	142,951	184,374
Total Current Assets	857,912	1,112,107
Property, Plant and Equipment:
Property, plant and equipment	4,744,236	5,535,783
Less—Accumulated depreciation	(2,247,078)	(2,452,457)
Property, Plant and Equipment, net	2,497,158	3,083,326
Other Assets, net:
Goodwill	2,360,978	3,905,021
Customer relationships and customer inducements	603,314	1,252,523
Other (see Note 2.w.)	31,225	133,823
Total Other Assets, net	2,995,517	5,291,367
Total Assets	$6,350,587	$9,486,800
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$88,068	$172,975
Accounts payable	219,590	222,197
Accrued expenses	351,061	450,257
Deferred revenue	183,112	201,128
Total Current Liabilities	841,831	1,046,557
Long-term Debt, net of current portion	4,757,610	6,078,206
Other Long-term Liabilities	71,844	99,540
Deferred Rent	95,693	119,834
Deferred Income Taxes (see Note 2.w.)	55,002	151,295
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.x.)	—	54,697
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 211,340,296 shares and 263,682,670 shares as of December 31, 2015 and 2016, respectively)	2,113	2,636
Additional paid-in capital	1,623,863	3,489,795
(Distributions in excess of earnings) Earnings in excess of distributions	(942,218)	(1,343,311)
Accumulated other comprehensive items, net	(174,917)	(212,573)
Total Iron Mountain Incorporated Stockholders' Equity	508,841	1,936,547
Noncontrolling Interests	19,766	124
Total Equity	528,607	1,936,671
Total Liabilities and Equity	$6,350,587	$9,486,800
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2015	2016
Revenues:
Storage rental	$1,860,243	$1,837,897	$2,142,905
Service	1,257,450	1,170,079	1,368,548
Total Revenues	3,117,693	3,007,976	3,511,453
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,344,636	1,290,025	1,567,777
Selling, general and administrative	869,572	844,960	988,332
Depreciation and amortization	353,143	345,464	452,326
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	1,065	3,000	1,412
Total Operating Expenses	2,568,416	2,483,449	3,009,847
Operating Income (Loss)	549,277	524,527	501,606
Interest Expense, Net (includes Interest Income of $2,443, $3,984 and $7,558 in 2014, 2015 and 2016, respectively)	260,717	263,871	310,662
Other Expense (Income), Net	65,187	98,590	44,300
Income (Loss) from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	223,373	162,066	146,644
(Benefit) Provision for Income Taxes	(97,275)	37,713	44,944
Gain on Sale of Real Estate, Net of Tax	(8,307)	(850)	(2,180)
Income (Loss) from Continuing Operations	328,955	125,203	103,880
(Loss) Income from Discontinued Operations, Net of Tax	(209)	—	3,353
Net Income (Loss)	328,746	125,203	107,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,627	1,962	2,409
Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,119	$123,241	$104,824
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.68	$0.59	$0.41
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.67	$0.58	$0.43
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.67	$0.59	$0.41
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—	$0.01
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.66	$0.58	$0.42
Weighted Average Common Shares Outstanding—Basic	195,278	210,764	246,178
Weighted Average Common Shares Outstanding—Diluted	196,749	212,118	247,267
Dividends Declared per Common Share	$5.3713	$1.9100	$2.0427

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Net Income (Loss)	$328,746	$125,203	$107,233
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(66,867)	(100,970)	(35,641)
Market Value Adjustments for Securities	53	(245)	(734)
Total Other Comprehensive (Loss) Income	(66,814)	(101,215)	(36,375)
Comprehensive Income (Loss)	261,932	23,988	70,858
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,184	633	3,690
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$259,748	$23,355	$67,168
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	Earnings in Excess of Distributions (Distributions in Excess of Earnings)	Accumulated Other Comprehensive Items, Net	Noncontrolling Interests	Redeemable Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2013	$1,051,734	191,426,920	$1,914	$980,164	$67,820	$(8,660)	$10,496	$—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax deficiency of $60	64,473	2,638,554	26	64,447	—	—	—	—
Parent cash dividends declared	(493,513)	—	—	—	(493,513)	—	—	—
Special distribution in connection with conversion to REIT (see Note 13)	—	15,753,338	158	559,821	(559,979)	—	—	—
Foreign currency translation adjustment	(66,867)	—	—	—	—	(66,424)	(443)	—
Market value adjustments for securities	53	—	—	—	—	53	—	—
Net income (loss)	328,746	—	—	—	326,119	—	2,627	—
Noncontrolling interests equity contributions	1,800	—	—	—	—	—	1,800	—
Noncontrolling interests dividends	(1,613)	—	—	—	—	—	(1,613)	—
Purchase of noncontrolling interests	(20,416)	—	—	(17,693)	—	—	(2,723)	—
Divestiture of noncontrolling interests	5,558	—	—	2,102	—	—	3,456	—
Balance, December 31, 2014	869,955	209,818,812	2,098	1,588,841	(659,553)	(75,031)	13,600	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $327	35,037	1,521,484	15	35,022	—	—	—	—
Parent cash dividends declared	(405,906)	—	—	—	(405,906)	—	—	—
Foreign currency translation adjustment	(100,970)	—	—	—	—	(99,641)	(1,329)	—
Market value adjustments for securities	(245)	—	—	—	—	(245)	—	—
Net income (loss)	125,203	—	—	—	123,241	—	1,962	—
Noncontrolling interests equity contributions	7,590	—	—	—	—	—	7,590	—
Noncontrolling interests dividends	(2,057)	—	—	—	—	—	(2,057)	—
Balance, December 31, 2015	528,607	211,340,296	2,113	1,623,863	(942,218)	(174,917)	19,766	—
Reclassification to redeemable noncontrolling interests	(25,437)	—	—	—	—	—	(25,437)	25,437
Change in value of redeemable noncontrolling interests (see Note 2.x.)	(28,831)	—	—	(28,831)	—	—	—	28,831
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	60,260	2,108,962	21	60,239	—	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 6)	1,835,026	50,233,412	502	1,834,524	—	—	—	—
Parent cash dividends declared	(505,917)	—	—	—	(505,917)	—	—	—
Foreign currency translation adjustment	(36,056)	—	—	—	—	(36,922)	866	415
Market value adjustments for securities	(734)	—	—	—	—	(734)	—	—
Net income (loss)	106,646	—	—	—	104,824	—	1,822	587
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299	—
Noncontrolling interests dividends	(1,698)	—	—	—	—	—	(1,698)	(573)
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506	—
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Cash Flows from Operating Activities:
Net income (loss)	$328,746	$125,203	$107,233
Loss (income) from discontinued operations	209	—	(3,353)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	304,557	301,219	365,526
Amortization (includes amortization of deferred financing costs and discount of $8,009, $9,249 and $13,151 in 2014, 2015 and 2016, respectively)	56,595	53,494	99,951
Revenue reduction associated with amortization of permanent withdrawal fees (see Note 2.i.)	11,715	11,670	12,217
Stock-based compensation expense	29,624	27,585	28,976
(Benefit) provision for deferred income taxes	(270,790)	(7,473)	(50,368)
Loss on early extinguishment of debt, net	16,495	27,305	9,283
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(9,447)	1,941	(898)
Loss on disposal of Iron Mountain Divestments (see Note 6)	—	—	16,838
Foreign currency transactions and other, net	38,296	44,221	16,624
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	113	17,984	(23,206)
Prepaid expenses and other	48,941	5,171	(34,274)
Accounts payable	16,870	18,017	(50,712)
Accrued expenses and deferred revenue	(101,427)	(77,469)	51,617
Other assets and long-term liabilities	2,451	(7,108)	(4,238)
Cash Flows from Operating Activities-Continuing Operations	472,948	541,760	541,216
Cash Flows from Operating Activities-Discontinued Operations	—	—	2,679
Cash Flows from Operating Activities	472,948	541,760	543,895
Cash Flows from Investing Activities:
Capital expenditures	(361,924)	(290,249)	(328,603)
Cash paid for acquisitions, net of cash acquired	(128,093)	(113,558)	(291,965)
Decrease (increase) in restricted cash	—	33,860	—
Acquisition of customer relationships	(15,074)	(32,611)	(31,561)
Customer inducements	(19,373)	(22,500)	(19,205)
Net proceeds from Iron Mountain Divestments (see Note 6)	—	—	30,654
Proceeds from sales of property and equipment and other, net (including real estate)	44,486	2,272	7,977
Cash Flows from Investing Activities-Continuing Operations	(479,978)	(422,786)	(632,703)
Cash Flows from Investing Activities-Discontinued Operations	—	—	96,712
Cash Flows from Investing Activities	(479,978)	(422,786)	(535,991)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities, bridge facilities and other debt	(8,824,711)	(10,796,873)	(14,851,440)
Proceeds from revolving credit, term loan facilities, bridge facilities and other debt	9,285,187	10,925,709	14,544,388
Early retirement of senior subordinated notes	(566,352)	(814,728)	—
Net proceeds from sales of senior notes	642,417	985,000	925,443
Debt financing and equity contribution from noncontrolling interests	1,800	7,590	1,299
Debt repayment and equity distribution to noncontrolling interests	(16,570)	(2,016)	(1,765)
Parent cash dividends	(542,298)	(406,508)	(505,871)
Net proceeds (payments) associated with employee stock-based awards	44,290	7,149	31,922
Excess tax (deficiency) benefits from employee stock-based awards	(60)	327	—
Payment of debt financing and stock issuance costs	(3,846)	(14,161)	(18,603)
Cash Flows from Financing Activities-Continuing Operations	19,857	(108,511)	125,373
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	19,857	(108,511)	125,373
Effect of Exchange Rates on Cash and Cash Equivalents	(7,420)	(8,015)	(25,174)
Increase (Decrease) in Cash and Cash Equivalents	5,407	2,448	108,103
Cash and Cash Equivalents, Beginning of Year	120,526	125,933	128,381
Cash and Cash Equivalents, End of Year	$125,933	$128,381	$236,484
Supplemental Information:
Cash Paid for Interest	$257,599	$259,815	$297,122
Cash Paid for Income Taxes, Net	$167,448	$42,440	$69,866
Non-Cash Investing and Financing Activities:
Capital Leases	$24,106	$50,083	$74,881
Accrued Capital Expenditures	$47,529	$51,846	$62,691
Dividends Payable	$6,182	$5,950	$5,625
Fair Value of Stock Issued for Recall Transaction (see Note 6)	$—	$—	$1,835,026

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(In thousands, except share and per share data)

1. Nature of Business
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us"). We store records, primarily physical records and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America, Asia Pacific and Africa. We have a diversified customer base consisting of commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations.
We have been organized and operating as a real estate investment trust for United States federal income tax purposes ("REIT") effective for our taxable year beginning January 1, 2014.
On May 2, 2016 (Sydney, Australia time), we completed the acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"). At the closing of the Recall Transaction, we paid approximately $331,800 in cash and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the New York Stock Exchange ("NYSE") prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900. See Note 6.
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

d.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) our previously outstanding 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes"), (ii) our previously outstanding 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (iii) borrowings in certain foreign currencies under our Revolving Credit Facility and our Former Revolving Credit Facility (each as defined in Note 4) and (iv) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, in the accompanying Consolidated Statements of Operations.
The total loss on foreign currency transactions for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Total loss on foreign currency transactions	$58,316	$70,851	$20,413
e.    Derivative Instruments and Hedging Activities
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2015 and 2016, we had no forward contracts outstanding.
f.    Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

Range
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2015	2016
Land	$218,174	$260,059
Buildings and building improvements	1,507,224	1,702,448
Leasehold improvements	447,449	538,368
Racking	1,556,749	1,875,771
Warehouse equipment/vehicles	335,728	395,595
Furniture and fixtures	50,307	52,836
Computer hardware and software	515,688	588,980
Construction in progress	112,917	121,726
	$4,744,236	$5,535,783
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2014, 2015 and 2016, we capitalized $19,419, $26,201 and $16,438 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.
During the years ended December 31, 2014 and 2016, we wrote off previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment (excluding real estate), net in the accompanying Consolidated Statements of Operations, by segment as follows:

	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$1,000	$—	$1,833
North American Data Management Business	—	—	—
Western European Business	300	—	—
Other International Business	—	—	—
Corporate and Other Business	—	—	—
	$1,300	$—	$1,833

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through accretion expense (included in depreciation expense) such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.
A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2015	2016
Asset Retirement Obligations, beginning of the year	$12,897	$13,997
Liabilities Assumed	—	10,678
Liabilities Incurred	1,030	687
Liabilities Settled	(966)	(1,106)
Accretion Expense	1,241	1,587
Foreign Currency Translation Adjustments	(205)	(355)
Asset Retirement Obligations, end of the year	$13,997	$25,488
g.    Long-Lived Assets
We review long-lived assets, including all finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Long-lived assets, including finite-lived intangible assets, are amortized over their useful lives. We annually, or more frequently if events or circumstances warrant, assess whether a change in the lives over which long-lived assets, including finite-lived intangible assets, are amortized is necessary.
Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,065 for the year ended December 31, 2014 and consisted primarily of losses associated with the write-off of certain software associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $3,000 for the year ended December 31, 2015 and consisted primarily of approximately $1,800 of losses associated with the write-off of certain property in our Western European Business segment, as well as $1,500 of losses associated with the write-off of certain property in our North American Records and Information Management Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment. Consolidated loss on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,412 for the year ended December 31, 2016 and consisted primarily of losses associated with the write-off of certain software assets associated with our North American Records and Information Management Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Gain on sale of real estate, net of tax, which consists primarily of the sale of land and buildings in the United Kingdom, United States and Canada, for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Gain on sale of real estate	$10,512	$1,059	$2,310
Tax effect on gain on sale of real estate	(2,205)	(209)	(130)
Gain on sale of real estate, net of tax	$8,307	$850	$2,180
h.    Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We have selected October 1 as our annual goodwill impairment review date. As described in more detail below, we performed our annual goodwill impairment review as of October 1, 2014, 2015 and 2016, and concluded that goodwill was not impaired as of such dates. As of December 31, 2016, no factors were identified that would alter our October 1, 2016 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Goodwill Impairment Analysis - 2015
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2015 were as follows: (1) North American Records and Information Management; (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers (which consists primarily of our data center business in the United States); (5) Adjacent Businesses - Consumer Storage (which consists of a consumer storage business with operations in the United States acquired in April 2015); (6) the United Kingdom (including our operations in England, Northern Ireland and Scotland), Ireland and Norway (the "UKI and Norway" reporting unit); (7) Austria, Belgium, France, Germany, the Netherlands, Spain and Switzerland (the "Continental Western Europe" reporting unit); (8) the remaining countries in Europe in which we operate, excluding Russia, Ukraine and Denmark (the "Emerging Markets - Eastern Europe" reporting unit); (9) Latin America; (10) Australia and Singapore; (11) China (including Taiwan) and Hong Kong (the "Greater China" reporting unit); (12) India; and (13) Russia, Ukraine and Denmark. We concluded that the goodwill for each of our reporting units was not impaired as of such date.
During the fourth quarter of 2015, as a result of changes in the management of certain of our businesses in Europe and Asia Pacific, we reassessed the composition of our reporting units as well as our reportable operating segments (see Note 9 for a description of our reportable operating segments). As part of this reassessment, we determined that our former Russia, Ukraine and Denmark reporting unit, as well as our business in Norway (which was previously managed along with our operations in the United Kingdom and Ireland within our UKI and Norway reporting unit) are being managed in conjunction with the businesses included in our Emerging Markets - Eastern Europe reporting unit. This reporting unit, which consists of (i) our former Emerging Markets - Eastern Europe reporting unit, (ii) our former Russia, Ukraine and Denmark reporting unit, and (iii) our business in Norway is referred to herein as the “Emerging Markets - Europe” reporting unit. Our businesses in the United Kingdom and Ireland are being managed as a separate reporting unit (the “UKI” reporting unit). Additionally, we determined that our business in Singapore, which was previously managed along with our operations in Australia, is being managed with our businesses in our Greater China reporting unit. This reporting unit, which consists of (i) our former Greater China reporting unit and (ii) our business in Singapore, is referred to herein as the "Southeast Asia" reporting unit. Our business in Australia was being managed on a standalone basis (the “Australia” reporting unit).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

As a result of the change in the composition of our reporting units noted above, we concluded that we had an interim triggering event, and, therefore, during the fourth quarter of 2015, we performed an interim goodwill impairment test, for the UKI, Emerging Markets - Europe, Australia and Southeast Asia reporting units. We concluded that the goodwill for each of these reporting units was not impaired as of such date.
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
Goodwill by Reporting Unit as of December 31, 2015
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2015 was as follows:

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
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Analysis - 2016

In the third quarter of 2016, as a result of changes in the management of our businesses included in our Western European Business segment, we reassessed the composition of our reporting units. As a result of this reassessment, we determined that the businesses included in our former UKI reporting unit were now being managed in conjunction with the businesses included in our former Continental Western Europe reporting unit. As a result, we concluded that our Western European Business segment consists of one reporting unit, which is referred to herein as the Western Europe reporting unit.
The acquisitions we completed during the first nine months of 2016, which are more fully disclosed in Note 6, impacted our reporting units as of October 1, 2016 as follows:

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

•
Western Europe - includes the goodwill associated with the operations of Recall in Belgium, France, Germany, Spain, Switzerland and the United Kingdom as well as the goodwill associated with the Information Governance and Digital Solutions (formerly referred to as document management solutions, or DMS) operations of Recall in Sweden.

•
Northern and Eastern Europe - this reporting unit consists of our former Emerging Markets - Europe reporting unit and includes the goodwill associated with the operations of Recall in Denmark, Finland and Norway, as well as the goodwill associated with the records and information management operations of Recall in Sweden. This reporting unit also includes goodwill associated with our March 2016 acquisition of Archyvu Sistemos with operations in Lithuania, Latvia and Estonia.

•	Latin America - includes the goodwill associated with the operations of Recall in Brazil and Mexico.

•
Australia and New Zealand - this reporting unit consists of the goodwill associated with the Australia Retained Business (as defined in Note 6), which was a component of our former Australia reporting unit, as well as the operations of Recall in Australia and New Zealand.

•	Southeast Asia - includes the goodwill associated with the operations of Recall in China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand.

•
Africa and India - includes the goodwill associated with the operations of Recall in India, as well as the goodwill associated with our March 2016 acquisition of Docufile Holdings Proprietary Limited with operations in South Africa.

As a result of the changes described above, our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2016 were as follows: (1) North American Records and Information Management; (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers; (5) Adjacent Businesses - Consumer Storage; (6) Adjacent Businesses - Fine Arts; (7) Western Europe; (8) Northern and Eastern Europe; (9) Latin America; (10) Australia and New Zealand; (11) Southeast Asia; and (12) Africa and India. We concluded that the goodwill for each of these reporting units was not impaired as of such date.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill by Reporting Unit as of December 31, 2016
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2016 is as follows:

Carrying Value as of December 31, 2016
North American Records and Information Management(1)	$2,122,891
North American Secure Shredding(1)	158,020
North American Data Management(2)	505,690
Adjacent Businesses - Data Centers(3)	—
Adjacent Businesses - Consumer Storage(3)	3,011
Adjacent Businesses - Fine Arts(3)	22,911
Western Europe(4)(5)	349,421
Northern and Eastern Europe(6)	136,431
Latin America(6)	147,782
Australia and New Zealand(6)	274,981
Southeast Asia(5)(6)	162,351
Africa and India(6)	21,532
Total	$3,905,021
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
(5) Included in this reporting unit at December 31, 2016 is the goodwill associated with our December 2016 acquisition of certain of the information management operations of Santa Fe Group A/S ("Santa Fe"), as more fully disclosed in Note 6. Our Western Europe reporting unit includes the goodwill associated with Santa Fe's information management operations in Spain, while our Southeast Asia reporting unit includes the goodwill associated with Santa Fe's information management operations in Hong Kong, Malaysia, Singapore and Taiwan.
(6) This reporting unit is included in the Other International Business segment.
Reporting unit valuations have been determined using a combined approach based on the present value of future cash flows and market multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates and operating margins, discount rate factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2015 and 2016 is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2014	$1,645,209	$429,982	$405,570	$261,458	$—	$2,742,219
Deductible goodwill acquired during the year	29	7	—	—	26,186	26,222
Non-deductible goodwill acquired during the year	2,730	567	1,936	9,064	—	14,297
Fair value and other adjustments(1)	104	(25)	(448)	(353)	—	(722)
Currency effects	(27,647)	(6,925)	(25,909)	(44,543)	—	(105,024)
Gross Balance as of December 31, 2015	1,620,425	423,606	381,149	225,626	26,186	2,676,992
Deductible goodwill acquired during the year	—	—	—	—	—	—
Non-deductible goodwill acquired during the year	867,756	135,836	73,760	578,596	215	1,656,163
Goodwill allocated to Iron Mountain Divestments(2)	(3,332)	—	—	(40,089)	—	(43,421)
Fair value and other adjustments(3)	(157)	—	—	(971)	(479)	(1,607)
Currency effects	1,114	1	(49,338)	(20,036)	—	(68,259)
Gross Balance as of December 31, 2016	$2,485,806	$559,443	$405,571	$743,126	$25,922	$4,219,868
Accumulated Amortization Balance as of December 31, 2014	$205,987	$54,025	$58,273	$151	$—	$318,436
Currency effects	(1,306)	(326)	(768)	(22)	—	(2,422)
Accumulated Amortization Balance as of December 31, 2015	204,681	53,699	57,505	129	—	316,014
Currency effects	214	54	(1,355)	(80)	—	(1,167)
Accumulated Amortization Balance as of December 31, 2016	$204,895	$53,753	$56,150	$49	$—	$314,847
Net Balance as of December 31, 2015	$1,415,744	$369,907	$323,644	$225,497	$26,186	$2,360,978
Net Balance as of December 31, 2016	$2,280,911	$505,690	$349,421	$743,077	$25,922	$3,905,021
Accumulated Goodwill Impairment Balance as of December 31, 2015	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of December 31, 2016	$85,909	$—	$46,500	$—	$—	$132,409
___________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

(1)
Total fair value and other adjustments primarily include $622 in net adjustments to deferred income taxes and $(5,036) related to customer relationships and acquisition costs and other assumed liabilities (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting), as well as $3,692 of cash paid related to certain acquisitions completed in 2014.

(2)
Goodwill allocated to Iron Mountain Divestments includes $40,089 and $3,332 of goodwill allocated to the Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6), respectively.

(3)
Total fair value and other adjustments primarily include net adjustments of $(1,425) related to property, plant and equipment, customer relationship intangible assets (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting) and other liabilities, and $182 of cash received related to certain acquisitions completed in 2015.

i.    Customer Relationship Intangible Assets, Customer Inducements and Other Finite-Lived Intangible Assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from eight to 30 years (weighted average of 18 years at December 31, 2016). The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Move Costs"), are amortized over periods ranging from eight to 30 years (weighted average of 26 years at December 31, 2016), and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from three to 15 years (weighted average of eight years at December 31, 2016), and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from three to 10 years (weighted average of eight years at December 31, 2016).
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2015 and 2016, respectively, are as follows:

	December 31,
Gross Carrying Amount	2015	2016
Customer relationship intangible assets and Customer Inducements	$937,174	$1,604,020
Other finite-lived intangible assets (included in other assets, net)	11,111	24,788
Accumulated Amortization
Customer relationship intangible assets and Customer Inducements	$333,860	$351,497
Other finite-lived intangible assets (included in other assets, net)	8,325	7,989

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Customer relationship intangible assets and Customer Inducements:
Amortization expense included in depreciation and amortization	$46,733	$43,614	$84,349
Revenue reduction associated with amortization of Permanent Withdrawal Fees	11,715	11,670	12,217
Other finite-lived intangible assets:
Amortization expense included in depreciation and amortization	1,853	631	2,451
Estimated amortization expense for existing finite-lived intangible assets (excluding deferred financing costs, as disclosed in Note 2.j.) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2017	$93,956	$7,907
2018	93,040	6,520
2019	91,389	4,776
2020	90,970	3,501
2021	90,283	2,424
j.    Deferred Financing Costs
Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2015 and 2016, gross carrying amount of deferred financing costs was $70,549 and $92,982, respectively, and accumulated amortization of those costs was $12,250 and $25,047, respectively. Unamortized deferred financing costs are included as a component of long-term debt in our Consolidated Balance Sheets.
Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2017	$15,138
2018	14,393
2019	12,870
2020	10,274
2021	6,434
Thereafter	8,826

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

k.    Prepaid Expenses and Accrued Expenses
Prepaid expenses and accrued expenses, with items greater than 5% of total current assets and liabilities shown separately, respectively, consist of the following:

	December 31,
	2015	2016
Income tax receivable	$33,173	$22,811
Other	109,778	161,563
Prepaid expenses	$142,951	$184,374

	December 31,
	2015	2016
Interest	$68,316	$76,615
Payroll and vacation	50,143	68,067
Incentive compensation	61,422	70,117
Other	171,180	235,458
Accrued expenses	$351,061	$450,257
l.    Revenues
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) and technology escrow services that protect and manage source code. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records ("Information Governance and Digital Solutions") which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services; (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies).
We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenue for the year ended December 31, 2016, have historically not been significant.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 as of January 1, 2018. See Note 2.w. for additional information on ASU 2014-09.
m.    Rent Normalization
We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected as a liability in the accompanying Consolidated Balance Sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as either a deferred rent liability or deferred rent asset (which is a component of Other within Other Assets, net in our Consolidated Balance Sheets) and is being amortized to rent expense.
n.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 was $29,624 ($21,886 after tax or $0.11 per basic and diluted share), $27,585 ($19,679 after tax or $0.09 per basic and diluted share) and $28,976 ($22,364 after tax or $0.09 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$680	$220	$110
Selling, general and administrative expenses	28,944	27,365	28,866
Total stock-based compensation	$29,624	$27,585	$28,976
For the years ended December 31, 2014 and 2015, the benefits and deficiencies associated with tax deductions in excess of recognized compensation cost for Employee Stock-Based Awards were required to be reported as financing activities in the accompanying Consolidated Statements of Cash Flows. This requirement impacted reported operating cash flows and reported financing cash flows. As a result, net financing cash flows from continuing operations included $(60) and $327 for the years ended December 31, 2014 and 2015, respectively, from the (deficiency) benefit of tax deductions compared to recognized compensation cost. The tax benefit of any resulting excess tax deduction increased the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency was deducted from the APIC pool.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures of Employee Stock-Based Awards, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits or deficiencies in excess of recognized compensation cost for Employee Stock-Based Awards are recognized as a component of provision (benefit) for income taxes in the statement of operations and are treated as discrete items in the reporting period in which they occur. Additionally, these excess tax benefits or deficiencies are classified along with all other income tax cash flows as a component of cash flows from operating activities in the statement of cash flows. In the fourth quarter of 2016, we adopted ASU 2016-09 effective as of January 1, 2016. As a result of the adoption of ASU 2016-09, $265 of tax benefits in excess of recognized compensation costs for Employee Stock-Based Awards are (i) included as a component of (benefit) provision for income taxes in our Consolidated Statement of Operations for the year ended December 31, 2016 and (ii) included as a component of cash flow from operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2016.
Stock Options
Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. The options we issue become exercisable ratably over a period of either (i) three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner, (ii) five years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner, or (iii) ten years from the date of grant and have a contractual life of 12 years from the date of grant, unless the holder's employment is terminated sooner. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors become exercisable immediately upon grant.
A summary of our stock options outstanding as of December 31, 2016 by vesting terms is as follows:

	December 31, 2016
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	2,645,339	76.6%
Five-year vesting period (10 year contractual life)	573,793	16.7%
Ten-year vesting period (12 year contractual life)	232,566	6.7%
	3,451,698	100.0%
Our equity compensation plans generally provide that any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated, or terminates their own employment for good reason (as defined in each plan), in connection with a vesting change in control (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 7,750,000. The 2014 Plan permits us to continue to grant awards through January 20, 2025.
A total of 43,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the 2014 Plan or the ESPP, at December 31, 2016 was 529,350.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The weighted average fair value of stock options granted in 2014, 2015 and 2016 was $5.70, $4.84 and $2.56 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2014	2015	2016
Expected volatility	34.0%	28.4%	27.2%
Risk-free interest rate	2.04%	1.70%	1.32%
Expected dividend yield	4%	5%	7%
Expected life	6.7 years	5.4 years	5.6 years
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
A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,688,814	$27.79
Granted	1,445,582	34.02
Exercised	(1,521,377)	24.05
Forfeited	(117,078)	31.92
Expired	(44,243)	36.67
Outstanding at December 31, 2016	3,451,698	$31.79	6.90	$13,484
Options exercisable at December 31, 2016	1,450,997	$26.38	4.42	$11,422
Options expected to vest	1,906,425	$35.73	8.68	$1,987
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Aggregate intrinsic value of stock options exercised	$23,178	$9,056	$18,298
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the years ended December 31, 2014, 2015 and 2016, are as follows:

	Year Ended December 31,
	2014	2015	2016
Cash dividends accrued on RSUs	$3,698	$2,508	$2,525
Cash dividends paid on RSUs	1,377	2,927	2,363
The fair value of RSUs vested during the years ended December 31, 2014, 2015 and 2016, are as follows:

	Year Ended December 31,
	2014	2015	2016
Fair value of RSUs vested	$22,535	$24,345	$22,236
A summary of RSU activity for the year ended December 31, 2016 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	1,217,597	$33.68
Granted	705,160	32.46
Vested	(669,407)	33.22
Forfeited	(89,957)	33.62
Non-vested at December 31, 2016	1,163,393	$33.21
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on PUs for the years ended December 31, 2014, 2015 and 2016, are as follows:

	Year Ended December 31,
	2014	2015	2016
Cash dividends accrued on PUs	$1,341	$874	$1,078
Cash dividends paid on PUs	312	1,015	645
During the years ended December 31, 2014, 2015 and 2016, we issued 225,429, 159,334 and 231,672 PUs, respectively. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period, therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary date of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue and ROIC targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2016, we expected 0%, 25% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2014, 2015 and 2016, respectively.
The fair value of earned PUs that vested during the years ended December 31, 2014, 2015 and 2016, is as follows:

	Year Ended December 31,
	2014	2015	2016
Fair value of earned PUs that vested	$1,216	$2,107	$5,748
A summary of PU activity for the year ended December 31, 2016 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	520,764	(86,959)	433,805	$34.11
Granted	231,672	—	231,672	35.95
Vested	(163,176)	—	(163,176)	35.23
Forfeited/Performance or Market Conditions Not Achieved	(29,920)	(34,079)	(63,999)	40.98
Non-vested at December 31, 2016	559,340	(121,038)	438,302	$33.67
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2014, 2015 and 2016, there were 115,046 shares, 122,209 shares and 110,835 shares, respectively, purchased under the ESPP. As of December 31, 2016, we have 727,594 shares available under the ESPP.
_______________________________________________________________________________
As of December 31, 2016, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $36,146 and is expected to be recognized over a weighted-average period of 1.9 years.
We generally issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
o.    Income Taxes
Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets does not meet the more likely than not standard as defined in GAAP. We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the (benefit) provision for income taxes in the accompanying Consolidated Statements of Operations.
Prior to our conversion to a REIT, we had not previously provided incremental federal and certain state income taxes on net tax over book outside basis differences related to the earnings of our foreign subsidiaries because our intent, prior to our conversion to a REIT, was to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. During 2014, as a result of our conversion to a REIT, we reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the "2014 Indefinite Reinvestment Assessment"). As a result of the 2014 Indefinite Reinvestment Assessment, we concluded, at that time, that it was no longer our intent to indefinitely reinvest our current and future undistributed earnings of our foreign subsidiaries outside the United States, and, therefore, during 2014, we recognized an increase in our provision for income taxes from continuing operations in the amount of $46,356, representing incremental federal and state income taxes and foreign withholding taxes on such foreign earnings.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we again reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign taxable REIT subsidiaries (“TRSs”) outside the United States, and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3,260, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was $195,692 as of December 31, 2016. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign qualified REIT subsidiaries ("QRSs") and certain other foreign TRSs (excluding unconverted foreign TRSs).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

p.    Income (Loss) Per Share—Basic and Diluted
Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all potential common shares (that is, securities such as stock options, RSUs, PUs, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
Income (loss) from continuing operations	$328,955	$125,203	$103,880
Less: Net income (loss) attributed to noncontrolling interests	2,627	1,962	2,409
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$326,328	$123,241	$101,471
(Loss) income from discontinued operations, net of tax	$(209)	$—	$3,353
Net income (loss) attributable to Iron Mountain Incorporated	$326,119	$123,241	$104,824

Weighted-average shares—basic	195,278,000	210,764,000	246,178,000
Effect of dilutive potential stock options	913,926	834,659	574,954
Effect of dilutive potential RSUs and PUs	557,269	519,426	514,044
Weighted-average shares—diluted	196,749,195	212,118,085	247,266,998

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.68	$0.59	$0.41
(Loss) income from discontinued operations, net of tax	—	—	0.01
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.67	$0.58	$0.43

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.67	$0.59	$0.41
(Loss) income from discontinued operations, net of tax	—	—	0.01
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.66	$0.58	$0.42

Antidilutive stock options, RSUs and PUs, excluded from the calculation	872,039	1,435,297	1,790,362
___________________________________________________________________

(1)	Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
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
Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2014	$34,645	$47,137	$14,209	$(572)	$(63,278)	$32,141
2015	32,141	42,497	15,326	(4,511)	(54,006)	31,447
2016	31,447	37,616	8,705	16,528	(50,006)	44,290
_______________________________________________________________________________

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired (primarily Recall in 2016) and the impact associated with currency translation adjustments.

(2)	Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
r.    Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2015 and 2016, respectively, related to cash and cash equivalents. At December 31, 2015 and 2016, we had time deposits with four global banks and six global banks, respectively. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2015 and 2016, our cash and cash equivalents balance was $128,381 and $236,484, respectively. At December 31, 2015 and 2016, our cash and cash equivalents included time deposits of $18,645 and $22,240, respectively.
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
DECEMBER 31, 2016
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 and 2016, respectively, are as follows:

		Fair Value Measurements at December 31, 2015 Using
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$18,645	$—		$18,645		$—
Trading Securities	10,371	9,514	(2)	857	(1)	—
Available-for-Sale Securities	624	624	(2)	—		—

		Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$22,240	$—		$22,240		$—
Trading Securities	10,659	10,181	(2)	478	(1)	—
_______________________________________________________________________________

(1)
Time deposits and certain trading securities (included in Prepaid expenses and other in our Consolidated Balance Sheets) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Available-for-sale securities and certain trading securities are measured at fair value using quoted market prices.
Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2014, 2015 and 2016, with the exception of: (i) goodwill (as disclosed in Note 2.h.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6); (iii) the Access Contingent Consideration (as defined and disclosed in Note 6); and (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x.), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2015 and 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

t.     Trading Securities
As of December 31, 2015 and 2016, we have one trust that holds marketable securities. As of December 31, 2015 and 2016, the fair value of the money market and mutual funds included in this trust amounted to $10,371 and $10,659, respectively, and were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying Consolidated Statements of Operations are realized and unrealized net gains of $1,112, $56 and $472 for the years ended December 31, 2014, 2015 and 2016, respectively, related to these marketable securities.
u.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the years ended December 31, 2014, 2015 and 2016 are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2013	$(9,586)	$926	$(8,660)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66,424)	—	(66,424)
Market value adjustments for securities	—	53	53
Total other comprehensive (loss) income	(66,424)	53	(66,371)
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(99,641)	—	(99,641)
Market value adjustments for securities	—	(245)	(245)
Total other comprehensive (loss) income	(99,641)	(245)	(99,886)
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36,922)	—	(36,922)
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive (loss) income	(36,922)	(734)	(37,656)
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

v.    Other Expense (Income), Net
Other expense (income), net consists of the following:

	Year Ended December 31,
	2014	2015	2016
Foreign currency transaction losses, net	$58,316	$70,851	$20,413
Debt extinguishment expense, net	16,495	27,305	9,283
Other, net	(9,624)	434	14,604
	$65,187	$98,590	$44,300

Other, net for the year ended December 31, 2016 includes a charge of $15,417 associated with the loss on disposal of the Australia Divestment Business (as described and defined in Note 6) and a charge of $1,421 associated with the loss on disposal of the Iron Mountain Canadian Divestments (as described and defined in Note 6), partially offset by $837 of gains associated with the deferred compensation plan we sponsor.
w.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt”, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is still present, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for fiscal years ending after December 15, 2016. We adopted ASU 2014-15 during the fourth quarter of 2016. The adoption of ASU 2014-15 did not have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. We adopted ASU 2015-02 effective as of January 1, 2016. The adoption of ASU 2015-02 did not have an impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the requirement for reporting entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, reporting entities will be required to classify all deferred tax liabilities and assets as noncurrent. We adopted ASU 2015-17 during the fourth quarter of 2016 and have applied the provisions of ASU 2015-17 on a prospective basis. Therefore, our Consolidated Balance Sheet as of December 31, 2016 reflects the adoption of ASU 2015-17. Our consolidated balance sheet as of December 31, 2015 does not reflect the adoption of ASU 2015-17. Had we adopted the provisions of ASU 2015-17 on a retrospective basis, the impact on our consolidated balance sheet as of December 31, 2015 would have been (i) a decrease in deferred income taxes (a component of Total Current Assets) of $22,179, (ii) an increase in other (a component of Other Assets, net) of $18,394 and (iii) a decrease in deferred income taxes (a component of Long-term Liabilities) of $3,785.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). As noted in Note 2.n., we adopted ASU 2016-09 effective as of January 1, 2016. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow changes with the objective of reducing existing diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 during the third quarter of 2016. ASU 2016-15 did not have an impact on our consolidated financial statements.

As Yet Adopted Accounting Pronouncements

a. ASU 2014-09

As disclosed in Note 2.l., in May 2014, the FASB issued ASU 2014-09. ASU 2014-09 will replace the current revenue recognition criteria under GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services. The two permitted transition methods under ASU 2014-09 are: (i) the full retrospective method, whereby ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of adoption would be recognized at the earliest period shown, or (ii) the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. In August 2015, the FASB issued ASU No 2015-14 which deferred the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method.

During 2015, we established a project team responsible for the assessment and implementation of ASU 2014-09. We utilized a bottoms-up approach to analyze the impact of ASU 2014-09 on our contracts with customers by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our contracts with customers. We are currently in the process of designing and implementing appropriate changes to our business processes, systems and controls to support the accounting and the financial disclosure requirements under ASU 2014-09. We have been closely monitoring the FASB activity related to specific interpretative issues pertaining to ASU 2014-09. During the second half of 2016, we substantially completed our evaluation of the potential changes resulting from the adoption of ASU 2014-09 on our accounting and the financial disclosure requirements and are now moving into the more detailed quantification of the impacts of adopting ASU 2014-09, the more significant of which are discussed below. Based on our analysis to date, we expect that the most significant impacts associated with adopting ASU 2014-09 compared to current GAAP will relate to (i) the deferral of certain commissions on our long-term storage contracts (“Accounting for Commissions”) and (ii) certain policy changes related to initial moves of physical storage, which will be subject to new cost guidance (“Accounting for Initial Moves”).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

i.	Accounting for Commissions

Under current GAAP, commissions that we pay related to our long-term storage contracts are expensed as incurred. Under ASU 2014-09, however, certain commissions will be capitalized and amortized over the period of expected earned revenue. In the year of adoption, this will result in increased intangible contract assets on our Consolidated Balance Sheet, a reduction in selling, general and administrative expenses and a corresponding increase in amortization expense (assuming consistent levels of spending up through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows.

ii. Accounting for Initial Moves

Under current GAAP, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs, are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. Under ASU 2014-09, however, the revenue and costs associated with all initial moves of physical storage, regardless of whether or not the services associated with such initial moves are provided to the customer at no charge, will be deferred and recognized over the period consistent with the transfer of the service to the customer to which the asset relates. In the year of adoption, this will result in decreased intangible assets and increased deferred revenue on our Consolidated Balance Sheet, a reduction in cost of sales and a corresponding increase in amortization expense (assuming consistent levels of spending up through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows.

b. Other As Yet Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019 and are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for us on January 1, 2018, with early adoption permitted and is required to be adopted on a retrospective basis. We do not believe that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides greater clarity on the definition of a business to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. ASU 2017-01 is effective for us on January 1, 2018, with early adoption permitted. We do not believe that the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 modifies the process by which entities will test goodwill for impairment. Under existing GAAP, when the carrying value of a reporting unit exceeds the reporting unit’s fair value, an entity would then proceed to a “Step 2” goodwill impairment analysis, which requires calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of the reporting unit’s goodwill. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted. We do not believe ASU 2017-04 will have a material impact on our consolidated financial statements.

x.    Redeemable Noncontrolling Interests

Certain unaffiliated third parties own noncontrolling interests in our consolidated subsidiaries in Chile, India and South Africa. The underlying shareholder agreements between us and our noncontrolling interest shareholders for these subsidiaries contain provisions under which the noncontrolling interest shareholders can require us to purchase their respective interests in such subsidiaries at certain times and at a purchase price as stipulated in the underlying shareholder agreements (generally at fair value). These put options make these noncontrolling interests redeemable and, therefore, these noncontrolling interests are classified as temporary equity outside of stockholders' equity. Redeemable noncontrolling interests are reported at the higher of their redemption value or the noncontrolling interest holders' proportionate share of the underlying subsidiaries net carrying value. Increases or decreases in the redemption value of the noncontrolling interest are offset against APIC.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2015 and 2016, however, we had no forward contracts outstanding.
Net cash payments (receipts) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2014, 2015 and 2016, are as follows:

	Year Ended December 31,
	2014	2015	2016
Net payments	$21,125	$22,705	$—
Losses (gains) for our derivative instruments for the years ended December 31, 2014, 2015 and 2016 are as follows:

		Amount of Loss (Gain) Recognized in Income on Derivatives
		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2014	2015	2016
Foreign exchange contracts	Other expense (income), net	$18,016	$20,294	$—
We have designated a portion of our previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 4) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2014, 2015 and 2016, we designated on average 47,730, 34,331 and 29,649 Euros, respectively, of the previously outstanding 6 3/4% Notes and Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Year Ended December 31,
	2014	2015	2016
Foreign exchange gains (losses)	$6,385	$3,284	$1,107
Less: Tax (expense) benefit on foreign exchange gains (losses)	(57)	—	—
Foreign exchange gains (losses), net of tax	$6,328	$3,284	$1,107
As of December 31, 2016, cumulative net gains of $18,203, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)

4. Debt

Long-term debt is as follows:

	December 31, 2015
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$784,438	$(9,410)	$775,028	$784,438
Term Loan(1)	243,750	—	243,750	243,750
6% Senior Notes due 2020 (the "6% Notes due 2020")(2)(3)(4)	1,000,000	(16,124)	983,876	1,052,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(2)(5)	144,190	(1,924)	142,266	147,074
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)(4)(6)	592,140	(8,757)	583,383	606,944
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)(3)	600,000	(8,420)	591,580	618,000
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)(3)	1,000,000	(11,902)	988,098	961,200
Real Estate Mortgages, Capital Leases and Other(7)	333,559	(1,070)	332,489	333,559
Accounts Receivable Securitization Program(8)	205,900	(692)	205,208	205,900
Total Long-term Debt	4,903,977	(58,299)	4,845,678
Less Current Portion	(88,068)	—	(88,068)
Long-term Debt, Net of Current Portion	$4,815,909	$(58,299)	$4,757,610

	December 31, 2016
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$953,548	$(7,530)	$946,018	$953,548
Term Loan(1)	234,375	—	234,375	234,375
Australian Dollar Term Loan (the "AUD Term Loan")(9)	177,198	(3,774)	173,424	178,923
6% Notes due 2020(2)(3)(4)	1,000,000	(12,730)	987,270	1,052,500
4 3/8% Senior Notes due 2021 ("the 4 3/8% Notes")(2)(3)(4)	500,000	(7,593)	492,407	511,250
CAD Notes due 2021(2)(5)	148,792	(1,635)	147,157	155,860
GBP Notes(2)(4)(6)	493,648	(6,214)	487,434	527,562
6% Notes due 2023(2)(3)	600,000	(7,322)	592,678	637,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(4)(5)	185,990	(3,498)	182,492	188,780
5 3/4% Notes(2)(3)	1,000,000	(10,529)	989,471	1,027,500
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)(4)(10)	250,000	(4,044)	245,956	242,500
Real Estate Mortgages, Capital Leases and Other(7)	478,565	(1,277)	477,288	478,565
Accounts Receivable Securitization Program(8)	247,000	(384)	246,616	247,000
Mortgage Securitization Program(11)	50,000	(1,405)	48,595	50,000
Total Long-term Debt	6,319,116	(67,935)	6,251,181
Less Current Portion	(172,975)	—	(172,975)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under both the Former Revolving Credit Facility and the Revolving Credit Facility (each of which is defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2015 and 2016, respectively.

(2)	The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2015 and 2016, respectively.

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME"), the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5.

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

(5)
Canada Company is the direct obligor on the CAD Notes due 2021 and the CAD Notes due 2023 (collectively, the "CAD Notes"), which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5.

(6)
IME is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5.

(7)
Includes (i) real estate mortgages of $2,713 and $20,884 as of December 31, 2015 and 2016, respectively, which bear interest at approximately 4.9% as of December 31, 2015 and 4.4% as of December 31, 2016 and are payable in various installments through 2021, (ii) capital lease obligations of $235,348 and $309,860 as of December 31, 2015 and 2016, respectively, which bear a weighted average interest rate of 7.2% at December 31, 2015 and 4.6% at December 31, 2016, and (iii) other notes and other obligations, which were assumed by us as a result of certain acquisitions, of $95,498 and $147,821 as of December 31, 2015 and 2016, respectively, and bear a weighted average interest rate of 12.6% as of both December 31, 2015 and 2016, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(8)
The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(9)
The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,725 as of December 31, 2016.

(10)
Iron Mountain US Holdings, Inc. ("IM US Holdings"), a 100% owned subsidiary of IMI and one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 5.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

(11)
The Mortgage Securitization Special Purpose Subsidiary is the obligor under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

a. Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on June 27, 2016. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The initial maximum amount of the Revolving Credit Facility was $1,500,000. The original amount of the Term Loan was $250,000. We recorded a charge of $2,156 to other expense (income), net in the third quarter of 2015 related to the refinancing of the Former Credit Agreement, representing a write-off of unamortized deferred financing costs.
On June 24, 2016, Iron Mountain Information Management, LLC (“IMIM”) entered into a commitment increase supplement, pursuant to which we increased the maximum amount permitted to be borrowed under the Revolving Credit Facility from $1,500,000 to $1,750,000. We continue to have the option to request additional term loans and/or increases in commitments under the Revolving Credit Facility up to $250,000, subject to the conditions specified in the Credit Agreement.
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
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2016, we had $953,548 and $234,375 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $953,548 of outstanding borrowings under the Revolving Credit Facility, $787,400 was denominated in United States dollars and 157,930 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $54,957. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2016, based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $741,495 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.9% as of December 31, 2016. The average interest rate in effect under the Revolving Credit Facility was 2.9% and ranged from 2.3% to 5.0% as of December 31, 2016 and the interest rate in effect under the Term Loan as of December 31, 2016 was 2.8%.
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2015 and 2016 and our leverage ratio under our indentures as of December 31, 2015 and 2016 are as follows:

	December 31, 2015	December 31, 2016	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.6	2.7	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.5	5.2	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.4	Minimum allowable of 1.5
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
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the years ended December 31, 2014, 2015 and 2016, are as follows:

	Year Ended December 31,
	2014	2015	2016
Commitment fees and letters of credit fees	$3,322	$3,743	$3,533
b. Bridge Facility
On April 29, 2016, in order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a bridge credit agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which we borrowed an unsecured bridge term loan of $850,000 (the "Bridge Facility"). We used the proceeds from the Bridge Facility, together with borrowings under the Revolving Credit Facility, to finance a portion of the cost of the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs we incurred in connection with the Recall Transaction.

On May 31, 2016, we used the proceeds from the issuance of the 4⅜% Notes and the 5⅜% Notes, together with cash on hand and borrowings under the Revolving Credit Facility, to repay the Bridge Facility, and effective May 31, 2016, we terminated the commitments of the Lenders under the Bridge Credit Agreement. We recorded a charge to other expense (income), net of $9,283 during the second quarter of 2016 related to the early extinguishment of the Bridge Credit Agreement. This charge primarily consisted of the write-off of unamortized deferred financing costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

c. Notes Issued under Indentures
As of December 31, 2016, we had eight series of senior subordinated or senior notes issued under various indentures, four of which are direct obligations of the parent company, IMI; one of which (the 5 3/8% Notes) is a direct obligation of IM US Holdings; two of which (the CAD Notes) are a direct obligation of Canada Company; and one of which (the GBP Notes) is a direct obligation of IME. All notes shown below are pari passu with debt outstanding under the Credit Agreement, except the 5 3/4% Notes which are subordinated to the Credit Agreement:

•	$1,000,000 principal amount of senior notes maturing on October 1, 2020 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on April 1 and October 1;

•	$500,000 principal amount of senior notes maturing on June 1, 2021 and bearing interest at a rate of 4 3/8% per annum, payable semi-annually in arrears on December 1 and June 1;

•	200,000 CAD principal amount of senior notes maturing on August 15, 2021 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on February 15 and August 15;

•
400,000 British pounds sterling principal amount of senior notes maturing on September 15, 2022 and bearing interest at a rate of 6 1/8% per annum, payable semi-annually in arrears on March 15 and September 15;

•	$600,000 principal amount of senior notes maturing on August 15, 2023 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on February 15 and August 15;

•	250,000 CAD principal amount of senior notes maturing on September 15, 2023 and bearing interest at a rate of 5 3/8% per annum, payable semi-annually in arrears on March 15 and September 15;

•
$1,000,000 principal amount of senior subordinated notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15; and

•	$250,000 principal amount of senior notes maturing on June 1, 2026 and bearing interest at a rate of 5 3/8% per annum, payable semi-annually in arrears on December 1 and June 1.
In January 2014, we redeemed the 150,000 British pounds sterling (approximately $248,000) in aggregate principal amount of our 7 1/4% Notes at 100% of par, plus accrued and unpaid interest, utilizing borrowings under the Former Revolving Credit Facility and cash on-hand.
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
In December 2014, we redeemed $306,000 aggregate principal outstanding of our previously outstanding 8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes") at 104.188% of par, plus accrued and unpaid interest, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge to other expense (income), net of $16,495 related to the early extinguishment of this debt in the fourth quarter of 2014 representing the call premium associated with the early redemption, as well as a write-off of original issue discounts and unamortized deferred financing costs.
In September 2015, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 6% Notes due 2020. The net proceeds to IMI of $985,000, after paying the initial purchasers’ commissions and expenses, were used to redeem all of the 6 3/4% Notes and the 7 3/4% Senior Subordinated Notes due 2019, as well as the remainder of the 8 3/8% Notes in October 2015. The remaining net proceeds were used for general corporate purposes, including acquisitions. We recorded a charge to other expense (income), net of $25,112 in the fourth quarter of 2015 related to the early extinguishment of this debt. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

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
The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	6% Notes due 2020 October 1,		4 3/8% Notes June 1,		CAD Notes due 2021 August 15,		GBP Notes September 15,		6% Notes due 2023 August 15,		CAD Notes due 2023 September 15,		5 3/4% Notes August 15,		5 3/8% Notes June 1,
2017	103.000%	(1)	—		103.063%	(1)	104.594%	(1)	—		—		102.875%	(1)	—
2018	101.500%		102.188%	(1)	101.531%		103.063%		103.000%	(1)	—		101.917%		—
2019	100.000%		101.094%		100.000%		101.531%		102.000%		104.031%	(1)	100.958%		—
2020	100.000%		100.000%		100.000%		100.000%		101.000%		102.688%		100.000%		—
2021	—		100.000%		100.000%		100.000%		100.000%		101.344%		100.000%		102.688%	(1)
2022	—		—		—		100.000%		100.000%		100.000%		100.000%		101.792%
2023	—		—		—		—		100.000%		100.000%		100.000%		100.896%
2024	—		—		—		—		—		—		100.000%		100.000%
2025	—		—		—		—		—		—		—		100.000%
2026	—		—		—		—		—		—		—		100.000%
_______________________________________________________________________________

(1)	Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified make-whole price.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

d. Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, entered into a 250,000 Australian dollar Syndicated Term Loan B Facility, the AUD Term Loan, which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243,750 Australian dollars (or approximately $185,800, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on borrowings under the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of December 31, 2016, we had 248,437 Australian dollars ($178,923 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2016) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.1%.
e. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2015 and 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $205,900 and $247,000, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 1.3% and 1.7% as of December 31, 2015 and 2016, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
4. Debt (Continued)

f. Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheet, (ii) our Consolidated Statement of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. As of December 31, 2016, the outstanding amount under the Mortgage Securitization Program was $50,000. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of December 31, 2016.
g. Cash Pooling
Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to receive credit for cash balances deposited by participating subsidiaries in BMG accounts. Under the Cash Pool, cash deposited by participating subsidiaries with BMG is pledged as security against the drawings of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheet on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pool agreement. At December 31, 2016, we had a net cash position of approximately $1,700 (consisting of a gross cash position of approximately $69,500 less outstanding borrowings of approximately $67,800 by participating subsidiaries), which is reflected as cash and cash equivalents in the Consolidated Balance Sheet.
_______________________________________________________________________________

Maturities of long-term debt are as follows:

Year	Amount
2017	$172,975
2018	338,540
2019	1,218,880
2020	1,071,088
2021	678,713
Thereafter	2,840,645
6,320,841
Net Discounts	(1,725)
Net Deferred Financing Costs	(67,935)
Total Long-term Debt (including current portion)	$6,251,181

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2015 and 2016 and for the years ended December 31, 2014, 2015 and 2016 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes, which were issued by IME, and the 5 3/8% Notes, which were issued by IM US Holdings. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes, and the 5 3/8% Notes, including IME, the Accounts Receivable Securitization Special Purpose Subsidiaries and the Mortgage Securitization Special Purpose Subsidiary, but excluding Canada Company, are referred to below as the Non-Guarantors.
In the normal course of business we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor, Canada Company or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below Consolidated Balance Sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to the relevant Parent, Guarantors, Canada Company, Non-Guarantors and Eliminations columns also would change.
In July 2016, certain Non-Guarantor subsidiaries which were originally established at the time of our acquisition of Crozier in December 2015 (the “Crozier Entities”), were merged into IMIM, a Guarantor and a substantive operating entity (the “Crozier Merger”). As a result of the Crozier Merger, we have recast the accompanying Consolidated Balance Sheet as of December 31, 2015, Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015, and the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2015 to conform to the current period presentation of the Crozier Entities. Therefore, (i) the assets, liabilities and equity of the Crozier Entities are now reported in the Guarantor column of the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2016, respectively; (ii) the revenues and expenses of the Crozier Entities are now reported in the Guarantor column in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2016, respectively; and (iii) the cash flows of the Crozier Entities are now reported in the Guarantor column in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2016, respectively.
As noted in Note 4, in October 2016 we entered into the Mortgage Securitization Program. Under the Mortgage Securitization Program, IMIM, a Guarantor, contributed certain real estate assets to the Mortgage Securitization Special Purpose Subsidiary, a Non-Guarantor (recorded at historical cost). Following the contribution of such real estate assets, IMIM entered into a lease agreement with the Mortgage Securitization Special Purpose Subsidiary for the right to use the real estate under which IMIM pays the Mortgage Securitization Special Purpose Subsidiary rent on a monthly basis. Intercompany rental revenues and expenses associated with the Mortgage Securitization Program are reflected as a component of Intercompany revenues in the Non-Guarantor column and as a component of Intercompany cost of sales in the Guarantor column of the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and are eliminated in consolidation.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,405	$23,380	$17,110	$193,589	$—	$236,484
Accounts receivable	—	53,364	37,781	600,104	—	691,249
Intercompany receivable	—	653,008	21,114	—	(674,122)	—
Other current assets	—	70,660	4,967	108,776	(29)	184,374
Total Current Assets	2,405	800,412	80,972	902,469	(674,151)	1,112,107
Property, Plant and Equipment, Net	483	1,804,991	159,391	1,118,461	—	3,083,326
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,014,330	1,000	—	—	(4,015,330)	—
Investment in subsidiaries	1,659,518	699,411	35,504	77,449	(2,471,882)	—
Goodwill	—	2,602,784	217,422	1,084,815	—	3,905,021
Other	—	765,698	49,570	571,078	—	1,386,346
Total Other Assets, Net	5,673,848	4,068,893	302,496	1,733,342	(6,487,212)	5,291,367
Total Assets	$5,676,736	$6,674,296	$542,859	$3,754,272	$(7,161,363)	$9,486,800
Liabilities and Equity
Intercompany Payable	$558,492	$—	$—	$115,630	$(674,122)	$—
Current Portion of Long-term Debt	—	51,456	—	121,548	(29)	172,975
Total Other Current Liabilities	58,478	488,194	40,442	286,468	—	873,582
Long-term Debt, Net of Current Portion	3,093,388	1,055,642	335,410	1,593,766	—	6,078,206
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	4,014,330	—	—	(4,015,330)	—
Other Long-term Liabilities	—	127,715	54,054	188,900	—	370,669
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.x.)	28,831	—	—	25,866	—	54,697
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	936,959	112,953	1,421,970	(2,471,882)	1,936,547
Noncontrolling Interests	—	—	—	124	—	124
Total Equity	1,936,547	936,959	112,953	1,422,094	(2,471,882)	1,936,671
Total Liabilities and Equity	$5,676,736	$6,674,296	$542,859	$3,754,272	$(7,161,363)	$9,486,800

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,208,380	$124,551	$527,312	$—	$1,860,243
Service	—	749,711	68,669	439,070	—	1,257,450
Intercompany revenues	—	—	—	64,794	(64,794)	—
Total Revenues	—	1,958,091	193,220	1,031,176	(64,794)	3,117,693
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	793,274	23,040	528,322	—	1,344,636
Intercompany cost of sales	—	—	64,794	—	(64,794)	—
Selling, general and administrative	1,182	580,568	13,304	274,518	—	869,572
Depreciation and amortization	225	214,341	11,797	126,780	—	353,143
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	829	173	63	—	1,065
Total Operating Expenses	1,407	1,589,012	113,108	929,683	(64,794)	2,568,416
Operating (Loss) Income	(1,407)	369,079	80,112	101,493	—	549,277
Interest Expense (Income), Net	187,650	(23,295)	36,946	59,416	—	260,717
Other Expense (Income), Net	78	(203,380)	(91)	268,580	—	65,187
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	(189,135)	595,754	43,257	(226,503)	—	223,373
(Benefit) Provision for Income Taxes	—	(114,947)	12,876	4,796	—	(97,275)
Gain on Sale of Real Estate, Net of Tax	—	(196)	(832)	(7,279)	—	(8,307)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(515,254)	196,310	(992)	(31,215)	351,151	—
Income (Loss) from Continuing Operations	326,119	514,587	32,205	(192,805)	(351,151)	328,955
(Loss) Income from Discontinued Operations, Net of Tax	—	(937)	—	728	—	(209)
Net Income (Loss)	326,119	513,650	32,205	(192,077)	(351,151)	328,746
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,627	—	2,627
Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,119	$513,650	$32,205	$(194,704)	$(351,151)	$326,119
Net Income (Loss)	$326,119	$513,650	$32,205	$(192,077)	$(351,151)	$328,746
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,328	47	(10,306)	(62,936)	—	(66,867)
Market Value Adjustments for Securities	—	53	—	—	—	53
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(72,662)	(73,696)	288	(10,306)	156,376	—
Total Other Comprehensive (Loss) Income	(66,334)	(73,596)	(10,018)	(73,242)	156,376	(66,814)
Comprehensive Income (Loss)	259,785	440,054	22,187	(265,319)	(194,775)	261,932
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,184	—	2,184
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$259,785	$440,054	$22,187	$(267,503)	$(194,775)	$259,748

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,227,876	$118,908	$491,113	$—	$1,837,897
Service	—	736,101	61,717	372,261	—	1,170,079
Intercompany revenues	—	3,476	—	71,516	(74,992)	—
Total Revenues	—	1,967,453	180,625	934,890	(74,992)	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	790,426	25,213	474,386	—	1,290,025
Intercompany cost of sales	—	13,384	58,132	3,476	(74,992)	—
Selling, general and administrative	117	595,491	14,734	234,618	—	844,960
Depreciation and amortization	181	224,443	12,427	108,413	—	345,464
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	962	41	1,997	—	3,000
Total Operating Expenses	298	1,624,706	110,547	822,890	(74,992)	2,483,449
Operating (Loss) Income	(298)	342,747	70,078	112,000	—	524,527
Interest Expense (Income), Net	159,848	(30,559)	36,521	98,061	—	263,871
Other Expense (Income), Net	23,675	(82,820)	55,230	102,505	—	98,590
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(183,821)	456,126	(21,673)	(88,566)	—	162,066
Provision (Benefit) for Income Taxes	—	13,632	12,787	11,294	—	37,713
Gain on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(307,062)	135,722	(2,552)	34,460	139,432	—
Net Income (Loss)	123,241	306,772	(31,908)	(133,470)	(139,432)	125,203
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,962	—	1,962
Net Income (Loss) Attributable to Iron Mountain Incorporated	$123,241	$306,772	$(31,908)	$(135,432)	$(139,432)	$123,241
Net Income (Loss)	$123,241	$306,772	$(31,908)	$(133,470)	$(139,432)	$125,203
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,284	—	(19,003)	(85,251)	—	(100,970)
Market Value Adjustments for Securities	—	(245)	—	—	—	(245)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(103,170)	(103,521)	(3,176)	(19,003)	228,870	—
Total Other Comprehensive (Loss) Income	(99,886)	(103,766)	(22,179)	(104,254)	228,870	(101,215)
Comprehensive Income (Loss)	23,355	203,006	(54,087)	(237,724)	89,438	23,988
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	633	—	633
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,355	$203,006	$(54,087)	$(238,357)	$89,438	$23,355

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,341,840	$125,335	$675,730	$—	$2,142,905
Service	—	822,515	64,147	481,886	—	1,368,548
Intercompany revenues	—	3,994	—	80,788	(84,782)	—
Total Revenues	—	2,168,349	189,482	1,238,404	(84,782)	3,511,453
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	895,595	29,418	642,764	—	1,567,777
Intercompany cost of sales	—	17,496	63,292	3,994	(84,782)	—
Selling, general and administrative	668	668,975	17,786	300,903	—	988,332
Depreciation and amortization	179	272,831	15,480	163,836	—	452,326
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	1,328	310	(226)	—	1,412
Total Operating Expenses	847	1,856,225	126,286	1,111,271	(84,782)	3,009,847
Operating (Loss) Income	(847)	312,124	63,196	127,133	—	501,606
Interest Expense (Income), Net	110,659	(7,741)	40,546	167,198	—	310,662
Other Expense (Income), Net	71,335	(13,247)	10,341	(24,129)	—	44,300
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(182,841)	333,112	12,309	(15,936)	—	146,644
Provision (Benefit) for Income Taxes	—	30,860	7,354	6,730	—	44,944
Gain on Sale of Real Estate, Net of Tax	—	(2,121)	(59)	—	—	(2,180)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(287,665)	(22,662)	(5,040)	(6,832)	322,199	—
Income (Loss) from Continuing Operations	104,824	327,035	10,054	(15,834)	(322,199)	103,880
Income (Loss) from Discontinued Operations, Net of Tax	—	1,642	1,818	(107)	—	3,353
Net Income (Loss)	104,824	328,677	11,872	(15,941)	(322,199)	107,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,409	—	2,409
Net Income (Loss) Attributable to Iron Mountain Incorporated	$104,824	$328,677	$11,872	$(18,350)	$(322,199)	$104,824
Net Income (Loss)	$104,824	$328,677	$11,872	$(15,941)	$(322,199)	$107,233
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,107	—	(6,123)	(30,625)	—	(35,641)
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(38,763)	(3,164)	(679)	(6,123)	48,729	—
Total Other Comprehensive (Loss) Income	(37,656)	(3,898)	(6,802)	(36,748)	48,729	(36,375)
Comprehensive Income (Loss)	67,168	324,779	5,070	(52,689)	(273,470)	70,858
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,690	—	3,690
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,168	$324,779	$5,070	$(56,379)	$(273,470)	$67,168

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(192,058)	$452,577	$55,538	$156,891	$—	$472,948
Cash Flows from Investing Activities:
Capital expenditures	—	(217,924)	(6,877)	(137,123)	—	(361,924)
Cash paid for acquisitions, net of cash acquired	—	(3,371)	(29,016)	(95,706)	—	(128,093)
Intercompany loans to subsidiaries	1,307,133	112,845	—	—	(1,419,978)	—
Investment in subsidiaries	(48,203)	(48,203)	—	—	96,406	—
Acquisitions of customer relationships and customer inducements	—	(26,788)	(2,140)	(5,519)	—	(34,447)
Proceeds from sales of property and equipment and other, net (including real estate)	—	2,641	1,871	39,974	—	44,486
Cash Flows from Investing Activities-Continuing Operations	1,258,930	(180,800)	(36,162)	(198,374)	(1,323,572)	(479,978)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,949,523)	(667,505)	(207,683)	—	(8,824,711)
Proceeds from revolving credit and term loan facilities and other debt	—	8,327,608	645,848	311,731	—	9,285,187
Early retirement of senior subordinated notes	(566,352)	—	—	—	—	(566,352)
Net proceeds from sales of senior notes	—	—	—	642,417	—	642,417
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	5,716	—	(20,486)	—	(14,770)
Intercompany loans from parent	—	(708,935)	5,866	(716,909)	1,419,978	—
Equity contribution from parent	—	48,203	—	48,203	(96,406)	—
Parent cash dividends	(542,298)	—	—	—	—	(542,298)
Net proceeds (payments) associated with employee stock-based awards	44,290	—	—	—	—	44,290
Excess tax deficiency from stock-based compensation	(60)	—	—	—	—	(60)
Payment of debt financing and stock issuance costs	(1,296)	(499)	(12)	(2,039)	—	(3,846)
Cash Flows from Financing Activities-Continuing Operations	(1,065,716)	(277,430)	(15,803)	55,234	1,323,572	19,857
Effect of exchange rates on cash and cash equivalents	—	—	312	(7,732)	—	(7,420)
Increase (Decrease) in cash and cash equivalents	1,156	(5,653)	3,885	6,019	—	5,407
Cash and cash equivalents, beginning of year	1,243	10,366	1,094	107,823	—	120,526
Cash and cash equivalents, end of year	$2,399	$4,713	$4,979	$113,842	$—	$125,933

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(161,287)	$568,491	$39,181	$95,375	$—	$541,760
Cash Flows from Investing Activities:
Capital expenditures	—	(189,693)	(15,128)	(85,428)	—	(290,249)
Cash paid for acquisitions, net of cash acquired	—	(78,004)	(5,260)	(30,294)	—	(113,558)
Intercompany loans to subsidiaries	334,019	320,932	—	—	(654,951)	—
Investment in subsidiaries	(25,276)	(25,276)	—	—	50,552	—
Decrease in restricted stock	33,860	—	—	—	—	33,860
Acquisitions of customer relationships and customer inducements	—	(44,578)	(576)	(9,957)	—	(55,111)
Proceeds from sales of property and equipment and other, net (including real estate)	—	586	49	1,637	—	2,272
Cash Flows from Investing Activities	342,603	(16,033)	(20,915)	(124,042)	(604,399)	(422,786)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(8,456,352)	(754,703)	(1,585,818)	—	(10,796,873)
Proceeds from revolving credit and term loan facilities and other debt	47,198	8,220,200	835,101	1,823,210	—	10,925,709
Early retirement of senior subordinated notes	(814,728)	—	—	—	—	(814,728)
Net proceeds from sales of senior notes	985,000	—	—	—	—	985,000
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	5,574	—	5,574
Intercompany loans from parent	—	(327,888)	(94,038)	(233,025)	654,951	—
Equity contribution from parent	—	25,276	—	25,276	(50,552)	—
Parent cash dividends	(406,508)	—	—	—	—	(406,508)
Net proceeds (payments) associated with employee stock-based awards	7,149	—	—	—	—	7,149
Excess tax benefit from employee stock-based awards	327	—	—	—	—	327
Payment of debt financing and stock issuance costs	(2,002)	(10,604)	—	(1,555)	—	(14,161)
Cash Flows from Financing Activities	(183,564)	(549,368)	(13,640)	33,662	604,399	(108,511)
Effect of exchange rates on cash and cash equivalents	—	—	3,577	(11,592)	—	(8,015)
(Decrease) Increase in cash and cash equivalents	(2,248)	3,090	8,203	(6,597)	—	2,448
Cash and cash equivalents, beginning of year	2,399	4,713	4,979	113,842	—	125,933
Cash and cash equivalents, end of year	$151	$7,803	$13,182	$107,245	$—	$128,381

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(168,389)	$633,808	$41,885	$33,912	$—	$541,216
Cash Flows from Operating Activities-Discontinued Operations	—	1,076	1,710	(107)	—	2,679
Cash Flows from Operating Activities	(168,389)	634,884	43,595	33,805	—	543,895
Cash Flows from Investing Activities:
Capital expenditures	—	(192,736)	(10,284)	(125,583)	—	(328,603)
Cash paid for acquisitions, net of cash acquired	—	4,007	(2,405)	(293,567)	—	(291,965)
Intercompany loans to subsidiaries	175,092	(166,400)	(20,185)	—	11,493	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(40,217)	(366)	(10,183)	—	(50,766)
Net proceeds from Iron Mountain Divestments (see Note 6)	—	—	4,032	26,622	—	30,654
Proceeds from sales of property and equipment and other, net (including real estate)	—	5,235	30	2,712	—	7,977
Cash Flows from Investing Activities-Continuing Operations	173,507	(391,696)	(29,178)	(399,999)	14,663	(632,703)
Cash Flows from Investing Activities-Discontinued Operations	—	78,564	16,153	1,995	—	96,712
Cash Flows from Investing Activities	173,507	(313,132)	(13,025)	(398,004)	14,663	(535,991)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities, bridge facilities and other debt	(1,163,654)	(7,511,941)	(1,273,228)	(4,902,617)	—	(14,851,440)
Proceeds from revolving credit, term loan facilities, bridge facilities and other debt	1,150,628	7,144,874	1,130,193	5,118,693	—	14,544,388
Net proceeds from sales of senior notes	492,500	246,250	186,693	—	—	925,443
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(466)	—	(466)
Intercompany loans from parent	—	(183,454)	(67,514)	262,461	(11,493)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(505,871)	—	—	—	—	(505,871)
Net proceeds (payments) associated with employee stock-based awards	31,922	—	—	—	—	31,922
Payment of debt financing and stock issuance costs	(8,389)	(3,489)	(895)	(5,830)	—	(18,603)
Cash Flows from Financing Activities-Continuing Operations	(2,864)	(306,175)	(24,751)	473,826	(14,663)	125,373
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	(2,864)	(306,175)	(24,751)	473,826	(14,663)	125,373
Effect of exchange rates on cash and cash equivalents	—	—	(1,891)	(23,283)	—	(25,174)
Increase (Decrease) in cash and cash equivalents	2,254	15,577	3,928	86,344	—	108,103
Cash and cash equivalents, beginning of year	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, end of year	$2,405	$23,380	$17,110	$193,589	$—	$236,484

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions in 2016 was primarily provided through cash flows from operating activities and borrowings, as well as cash and cash equivalents on hand.
a. Acquisition of Recall

On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331,800 in cash and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900.

Regulatory Approvals
In connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the United States Department of Justice (the “DOJ”), the Australian Competition, Consumer Commission (the “ACCC”), the Canada Competition Bureau (the “CCB”) and the United Kingdom Competition and Markets Authority (the “CMA”).
As part of the regulatory approval process, we agreed to make certain divestments, which are described below in greater detail, in order to address competition concerns raised by the DOJ, the ACCC, the CCB and the CMA in respect of the Recall Transaction (the “Divestments”).
See Note 14 for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016, respectively.

Divestments

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27-month anniversary of the closing of the Access Sale (the "Access Contingent Consideration"). Our estimate of the fair value of the Access Contingent Consideration is approximately $21,400 (which reflects a fair value adjustment of approximately $2,200 and a present value adjustment of approximately $1,400). We have a non-trade receivable amounting to $21,800 included in Other, a component of Other Assets, Net in our Consolidated Balance Sheet as of December 31, 2016 related to the Access Contingent Consideration.

The assets subject to the Access Sale were acquired in the Recall Transaction and, therefore, the estimated fair value of the Initial United States Divestments (including the estimated fair value of the Access Contingent Consideration) has been reflected in the allocation of the purchase price for Recall as a component of “Fair Value of Recall Divestments”. Our policy related to the recognition of contingent consideration (from a seller’s perspective) is to recognize contingent consideration at its estimated fair value upon closing of the transaction. Our policy related to the subsequent measurement of contingent consideration (from a seller’s perspective) is (i) to recognize contingent consideration in excess of our original estimate of fair value upon cash receipt of such consideration and (ii) to recognize any impairment of the contingent consideration compared to our original estimate in the period in which we determine such an impairment exists.

On December 29, 2016, we completed the sale of the Seattle/Atlanta Divestments and the Canadian Divestments (as defined below) to ARKIVE, Inc., an information management company (“ARKIVE”), for total consideration of approximately $50,000, subject to adjustments (the “ARKIVE Sale”). Of the total consideration, we received approximately $45,000 in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. ARKIVE may be entitled to receive from us, on the 24-month anniversary of the closing of the ARKIVE Sale, cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base. The assets included in the Seattle/Atlanta Divestments and the Recall Canadian Divestments were acquired in the Recall Transaction and, therefore, the estimated fair value of the Seattle/Atlanta Divestments and the Recall Canadian Divestments (as determined based upon the total consideration for the ARKIVE Sale) has been reflected in the allocation of the purchase price for Recall as a component of "Fair Value of Recall Divestments".

ii. Australia
The ACCC approved the Recall Transaction after accepting an undertaking from us pursuant to section 87B of the Australian Competition and Consumer Act 2010 (Cth) (the “ACCC Undertaking”). Pursuant to the ACCC Undertaking, we agreed to divest the majority of our Australian operations as they existed prior to the closing of the Recall Transaction by way of a share sale, which effectively involved the sale of our Australian business (as it existed prior to the closing of the Recall Transaction) other than our data management business throughout Australia and our records and information management business in the Northern Territory of Australia, except in relation to customers who have holdings in other Australian states or territories (the “Australia Divestment Business” and, with respect to the portion of our Australia business that was not subject to divestment, the “Australia Retained Business”).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)
On October 31, 2016, after receiving approval of the proposed transaction from the ACCC, we completed the sale of the Australia Divestment Business (the “Australia Sale”) to a consortium led by Housatonic Partners (the “Australia Divestment Business Purchasers”) for total consideration of approximately 70,000 Australian dollars (or approximately $53,200, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016), subject to adjustments. The total consideration consists of (i) 35,000 Australian dollars in cash received upon the closing of the Australia Sale and (ii) 35,000 Australian dollars in the form of a note due from the Australia Divestment Business Purchasers to us (the “Bridging Loan Note”). The Bridging Loan Note bears interest at 3.3% per annum and matures on December 29, 2017, at which point all outstanding obligations become due. The total consideration for the Australia Sale is subject to certain adjustments associated with customer attrition subsequent to the closing of the Australia Sale. We recorded a charge of $15,417 to other expense, net associated with the loss on disposal of the Australia Divestment Business during the year ended December 31, 2016, representing the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell). Approximately $7,099 of cumulative translation adjustment associated with the Australian Divestment Business was reclassified from accumulated other comprehensive items, net and reduced the loss recorded on the sale of the Australia Divestment Business by the same amount.

iii. Canada

The CCB approved the Recall Transaction on the basis of us divesting the following assets:

•
Recall’s record and information management facilities, including associated tangible and intangible assets and employees, in Edmonton, Alberta and Montreal (Laval), Quebec and certain of Recall’s record and information management facilities, including all associated tangible and intangible assets and employees, in Calgary, Alberta and Toronto, Ontario, (the “Recall Canadian Divestments”); and

•
One of our records and information management facilities in Vancouver (Burnaby), British Columbia and one of our records and information management facilities in Ottawa, Ontario, including associated tangible and intangible assets and employees (the “Iron Mountain Canadian Divestments” and together with the Recall Canadian Divestments, the "Canadian Divestments").

On December 29, 2016, we completed the sale of the Canadian Divestments (along with the Seattle/Atlanta Divestments) in the ARKIVE Sale, as discussed above. We recorded a charge of $1,421 to other expense, net associated with the loss on disposal of the Iron Mountain Canadian Divestments during the year ended December 31, 2016, representing the excess of the carrying value of the Iron Mountain Canadian Divestments compared to its fair value (as determined based upon the total consideration received in the ARKIVE Sale), less costs to sell.

iv. United Kingdom

On June 16, 2016, the CMA published its findings, pursuant to which we agreed to divest Recall’s record and information management facilities, including associated tangible and intangible assets and employees, in the Aberdeen and Dundee areas of Scotland (the “UK Divestments”).

On December 9, 2016, we completed the sale of the UK Divestments (the "UK Sale") to the Oasis Group for total consideration of approximately 1,800 British pounds sterling (or approximately $2,200, based upon the exchange rate between the United States dollar and the British pound sterling as of December 9, 2016), subject to adjustments. The assets included in the UK Sale were acquired in the Recall Transaction and, therefore, the estimated fair value of the UK Divestments (as determined based upon the total consideration received in the UK Sale) has been reflected in the allocation of the purchase price for Recall as a component of “Fair Value of Recall Divestments”.
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, our current estimates of purchase accounting adjustments (including amortization of acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable leases), stock-based compensation and related tax effects. Through December 31, 2016, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.
The Pro Forma Financial Information, for all periods presented, excludes from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. See Note 14 for information regarding our conclusion with respect to the presentation of these divestments as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information through the closing date of the Australia Sale, in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale, in the case of the Iron Mountain Canadian Divestments, as these businesses do not qualify for discontinued operations. See Note 14 for information regarding our conclusion that these divestments do not meet the criteria to be reported as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $67,696 of total revenues and $7,336 of total income from continuing operations for the year ended December 31, 2015, respectively, and $46,655 of total revenues and $2,603 of total income from continuing operations for the year ended December 31, 2016, respectively.

	(Unaudited) Year Ended December 31,
	2015	2016
Total Revenues	$3,752,697	$3,762,226
Income (Loss) from Continuing Operations	$12,416	$148,422
Per Share Income (Loss) from Continuing Operations - Basic	$0.05	$0.57
Per Share Income (Loss) from Continuing Operations - Diluted	$0.05	$0.56
The amount of revenue and earnings in our Consolidated Statement of Operations for the year ended December 31, 2016 related to Recall is impracticable for us to determine. Subsequent to the closing of the Recall Transaction, we began integrating Recall and our existing operations in order to achieve operational synergies. As a result, the revenue generated by Recall, as well as the underlying costs of sales and selling, general and administrative expenses to support Recall's business, are now integrated with the revenue we generate, as well as the costs of sales and selling, general and administrative expenses that supported our business, prior to the acquisition of Recall.
In addition to our acquisition of Recall, we completed certain other acquisitions during 2014, 2015 and 2016. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

b. Other Noteworthy Acquisitions

Acquisitions Completed During the Year Ended December 31, 2014
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
Acquisitions Completed During the Year Ended December 31, 2015
In December 2015, in order to expand our offerings in our Adjacent Businesses operating segment, we acquired Crozier, a storage, logistics and transportation business for high value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums for approximately $74,200.
In December 2015, in order to enhance our existing operations in India, we acquired the stock of Navbharat Archive XPress Private Limited ("NAX"), a storage and records management company with operations in India, for approximately $16,100. Of the total consideration, approximately $8,900 was funded by us, while the remaining $7,200 was contributed by the noncontrolling interest shareholder of our business in India. The amount contributed by our noncontrolling interest shareholder is presented as source of cash within debt financing and equity contribution from noncontrolling interests in our Consolidated Statement of Cash Flows.
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
Acquisitions Completed During the Year Ended December 31, 2016
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

In August 2016, we reached an agreement in principle under a non-binding memorandum of understanding to acquire the information management operations of Santa Fe in ten regions within Europe and Asia (the “Santa Fe Transaction”). In November 2016, we entered into a binding agreement for the Santa Fe Transaction. In December 2016, in order to expand our presence in southeast Asia and western Europe, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15,200 Euros (approximately $16,000, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13,500 Euros (or approximately $14,200, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction.

_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

A summary of the cumulative consideration paid and the allocation of the purchase price paid of all of the acquisitions in each respective year is as follows:

			2016
	2014	2015	Recall	Other Fiscal Year 2016 Acquisitions	Total
Cash Paid (gross of cash acquired)(1)	$134,301	$111,907	$331,834	$37,350	$369,184
Fair Value of Common Stock Issued	—	—	1,835,026	—	1,835,026
Fair Value of Noncontrolling Interests	—	—	—	3,506	3,506
Fair Value of Previously Held Equity Interest	794	—	—	—	—
Total Consideration	135,095	111,907	2,166,860	40,856	2,207,716
Fair Value of Identifiable Assets Acquired:
Cash	4,704	2,041	76,461	576	77,037
Accounts Receivable and Prepaid Expenses	10,394	10,629	176,775	2,703	179,478
Fair Value of Recall Divestments(2)	—	—	121,689	—	121,689
Other Assets	3,342	7,032	57,563	541	58,104
Property, Plant and Equipment(3)	23,269	43,505	622,063	10,963	633,026
Customer Relationship Intangible Assets(4)	60,172	34,988	709,139	20,842	729,981
Debt Assumed	—	—	(792,385)	—	(792,385)
Accounts Payable, Accrued Expenses and Other Liabilities	(49,663)	(20,729)	(276,814)	(11,504)	(288,318)
Deferred Income Taxes	(1,240)	(6,078)	(164,074)	(2,985)	(167,059)
Total Fair Value of Identifiable Net Assets Acquired	50,978	71,388	530,417	21,136	551,553
Goodwill Initially Recorded(5)	$84,117	$40,519	$1,636,443	$19,720	$1,656,163
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2014 is net cash acquired of $(4,704) and contingent and other payments of $(1,504) related to acquisitions made in years prior to 2014. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2015 is net cash acquired of $(2,041) and contingent and other payments of $3,692 related to acquisitions made in years prior to 2015. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 is net cash acquired of $77,037 and cash received of $182 related to acquisitions made in years prior to 2016.

(2)	Represents the fair value, less costs to sell, of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments.

(3)	Consists primarily of buildings, racking structures, leasehold improvements and computer hardware and software.

(4)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2014, 2015 and 2016 was 17 years, 16 years and 13 years, respectively.

(5)
The goodwill associated with acquisitions, including Recall, is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
6. Acquisitions (Continued)

Allocations of the purchase price for acquisitions made in 2016 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. Assets and liabilities that were acquired and classified as held for sale immediately following the Recall Transaction were valued based on the estimated fair value of the divestment, less costs to sell. The preliminary purchase price allocations that are not finalized as of December 31, 2016 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the Recall Transaction and the 2016 Santa Fe Transaction. We are not aware of any information that would indicate that the final purchase price allocations for the 2016 acquisitions will differ meaningfully from preliminary estimates.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2016 were not material to our results from operations.

_______________________________________________________________________________
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
7. Income Taxes

We have been organized and operating as a REIT effective since our taxable year that began on January 1, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we owned on January 1, 2014. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.
The significant components of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2015	2016
Deferred Tax Assets:
Accrued liabilities	$22,107	$30,901
Deferred rent	4,426	2,930
Net operating loss carryforwards	69,290	98,879
Federal benefit of unrecognized tax benefits	12,327	12,036
Foreign deferred tax assets and other adjustments	8,698	20,131
Valuation allowance	(60,009)	(71,359)
	56,839	93,518
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(66,254)	(179,977)
Plant and equipment, principally due to differences in depreciation	(23,408)	(52,572)
	(89,662)	(232,549)
Net deferred tax liability	$(32,823)	$(139,031)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The current and noncurrent deferred tax assets and liabilities are presented below. As noted in Note 2.w., the December 31, 2016 amounts presented in the table below reflect the adoption of ASU 2015-17.

	December 31,
	2015	2016
Deferred tax assets	$26,668	$—
Deferred tax liabilities	(4,489)	—
Current deferred tax assets, net	$22,179	$—

Noncurrent deferred tax assets (Included in Other, a component of Other Assets, Net)	$—	$12,264

Deferred tax assets	$30,171	$—
Deferred tax liabilities	(85,173)	(151,295)
Noncurrent deferred tax liabilities, net	$(55,002)	$(151,295)

We have federal net operating loss carryforwards, which expire from 2023 through 2033, of $67,113 at December 31, 2016 to reduce future federal taxable income, of which $1,233 of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2017 through 2035, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $97,534, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 73%.
Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Increases/(Decreases)(1)	Balance at End of the Year
2014	$40,278	$9,404	$(9,500)	$40,182
2015	40,182	33,509	(13,682)	60,009
2016	60,009	7,660	3,690	71,359
_______________________________________________________________________________

(1)	Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates.
We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our ESPP for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options associated with our TRSs is recorded in the consolidated financial statements in the period in which compensation expense is recorded, while the tax benefit for incentive stock options associated with our TRSs is recorded in the consolidated financial statements in the period the disqualifying disposition occurs. For the years ended December 31, 2014 and 2015, the incremental tax benefits (deficiencies) in excess of compensation expense recorded in the consolidated financial statements were (charged) credited directly to equity and amounted to $(60) and $327, respectively. As discussed in Note 2.n., during the fourth quarter of 2016, we adopted ASU 2016-09 effective as of January 1, 2016. As a result of the adoption of ASU 2016-09, $265 of excess tax benefits are included as a component of (benefit) provision for income taxes in our Consolidated Statement of Operations for the year ended December 31, 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The components of income (loss) from continuing operations before (benefit) provision for income taxes and gain on sale of real estate are:

	Year Ended December 31,
	2014	2015	2016
United States	$202,067	$179,928	$106,223
Canada	46,191	37,131	28,157
Other Foreign	(24,885)	(54,993)	12,264
	$223,373	$162,066	$146,644
The (benefit) provision for income taxes consists of the following components:

	Year Ended December 31,
	2014	2015	2016
Federal—current	$118,314	$13,083	$52,944
Federal—deferred	(214,132)	(9,579)	(28,127)
State—current	28,034	522	6,096
State—deferred	(47,814)	158	(1,479)
Foreign—current	27,167	31,581	36,272
Foreign—deferred	(8,844)	1,948	(20,762)
	$(97,275)	$37,713	$44,944
A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35.0% to income from continuing operations before (benefit) provision for income taxes and gain on sale of real estate for the years ended December 31, 2014, 2015 and 2016, respectively, is as follows:

	Year Ended December 31,
	2014	2015	2016
Computed "expected" tax provision	$78,181	$56,723	$51,325
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(63,333)	(51,625)	(18,526)
Deferred tax adjustment and other taxes due to REIT conversion	(182,853)	(9,067)	247
State taxes (net of federal tax benefit)	2,207	2,017	3,796
Increase in valuation allowance (net operating losses)	9,404	33,509	7,660
Foreign repatriation	46,356	4,030	510
Impairment of assets and other transaction costs	2,869	—	—
Reserve accrual (reversal) and audit settlements (net of federal tax benefit)	3,175	(2,874)	1,898
Foreign tax rate differential	(9,496)	(8,915)	(13,328)
Disallowed foreign interest, Subpart F income, and other foreign taxes	12,502	18,022	7,773
Other, net	3,713	(4,107)	3,589
(Benefit) Provision for Income Taxes	$(97,275)	$37,713	$44,944

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
7. Income Taxes (Continued)

Our effective tax rates for the years ended December 31, 2014, 2015 and 2016 were (43.5)%, 23.3% and 30.6%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
As a result of our REIT conversion, we recorded a net tax benefit of $212,151 during the year ended December 31, 2014 for the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion. In 2014, we recorded an increase to the tax provision of $29,298 associated with tax accounting method changes consistent with our REIT conversion, primarily affected through the filing of amended tax returns. The other primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate during the year ended December 31, 2014 was an increase of $46,356 in our tax provision associated with the 2014 Indefinite Reinvestment Assessment and other net tax adjustments related to the REIT conversion, including a tax benefit of $63,333 primarily related to the dividends paid deduction.
The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51,625 and an out-of-period tax adjustment ($9,067 tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33,509, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.
The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2016 were the benefit derived from the dividends paid deduction of $18,526 and the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $13,328, partially offset by valuation allowances on certain of our foreign net operating losses of $7,660.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.
The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the (benefit) provision for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,462, $2,173 and $1,805 for gross interest and penalties for the years ended December 31, 2014, 2015 and 2016, respectively. We had $7,120 and $8,646 accrued for the payment of interest and penalties as of December 31, 2015 and 2016, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2007 to present	Canada
2011 to present	United Kingdom

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2012, 2013, 2014 and 2015 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2000, 2001, 2008 and 2009 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2015, we had $47,685 of reserves related to uncertain tax positions, of which $45,256 and $2,429 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2016, we had $59,466 of reserves related to uncertain tax positions, of which $56,303 and $3,163 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2013	$51,146
Gross additions based on tax positions related to the current year	3,984
Gross additions for tax positions of prior years	13,717
Gross reductions for tax positions of prior years	(2,699)
Lapses of statutes	(5,350)
Settlements	(4,847)
Gross tax contingencies—December 31, 2014	$55,951
Gross additions based on tax positions related to the current year	3,484
Gross additions for tax positions of prior years	979
Gross reductions for tax positions of prior years	(3,588)
Lapses of statutes	(9,141)
Settlements	—
Gross tax contingencies—December 31, 2015	$47,685
Gross additions based on tax positions related to the current year	3,704
Gross additions for tax positions of prior years(1)	12,207
Gross reductions for tax positions of prior years	(1,740)
Lapses of statutes	(2,390)
Settlements	—
Gross tax contingencies—December 31, 2016	$59,466
_______________________________________________________________________________
(1)     This amount includes gross additions related to the Recall Transaction.
The reversal of these reserves of $59,466 ($47,474 net of federal tax benefit) as of December 31, 2016 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $18,387 ($9,085 net of federal tax benefit) of our unrecognized tax positions may be recognized by the end of 2017 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	September 30	December 31
2015
Total revenues	$749,286	$759,734	$746,529	$752,427
Operating income (loss)	144,934	129,502	126,822	123,269
Income (loss) from continuing operations	41,739	54,007	23,517	5,940
Total (loss) income from discontinued operations	—	—	—	—
Net income (loss)	41,739	54,007	23,517	5,940
Net income (loss) attributable to Iron Mountain Incorporated	41,096	53,330	23,110	5,705	(1)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.20	0.26	0.11	0.03
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.20	0.25	0.11	0.03
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.20	0.25	0.11	0.03
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.19	0.25	0.11	0.03
2016
Total revenues	$750,690	$883,748	$942,822	$934,193
Operating income (loss)	130,066	96,626	135,454	139,460
Income (loss) from continuing operations	63,041	(14,720)	5,759	49,800
Total income (loss) from discontinued operations	—	1,587	2,041	(275)
Net income (loss)	63,041	(13,133)	7,800	49,525
Net income (loss) attributable to Iron Mountain Incorporated	62,774	(13,968)	7,080	48,938	(2)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.30	(0.06)	0.02	0.19
Total income (loss) per share from discontinued operations	—	0.01	0.01	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.30	(0.06)	0.03	0.19
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.30	(0.06)	0.02	0.19
Total income (loss) per share from discontinued operations	—	0.01	0.01	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.30	(0.06)	0.03	0.19
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited) (Continued)

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2015 compared to the third quarter of 2015 is primarily attributable to a debt extinguishment charge recorded in the fourth quarter of 2015 of approximately $25,100, an increase in the provision for income taxes recorded in the fourth quarter of 2015 compared to the third quarter of 2015 of approximately $6,800, as well as a decrease in operating income of approximately $3,600, primarily associated with a $1,800 write-off of certain property in our Western European Business segment. The debt extinguishment charge, the increase in the provision for income taxes and the decrease in operating income during the fourth quarter of 2015 was offset by a decrease in loss on foreign currency transactions recorded in the fourth quarter of 2015 compared to the third quarter of 2015 of approximately $18,100.

(2)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2016 compared to the third quarter of 2016 is primarily attributable to a decrease in the provision for income taxes recorded in the fourth quarter of 2016 compared to the third quarter of 2016 of approximately $24,600, a charge of $14,000 recorded in the third quarter of 2016 associated with the anticipated loss on disposal of the Australia Divestment Business, which occurred on October 31, 2016 (see Note 6) and a decrease in loss on foreign currency transaction losses recorded in the fourth quarter of 2016 compared to the third quarter of 2016 of approximately $5,600.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
9. Segment Information

As of December 31, 2016, our five reportable operating segments are described as follows:

•
North American Records and Information Management Business—provides records and information management services, including the storage of physical records, including media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); information destruction services (“Destruction”); and Information Governance and Digital Solutions throughout the United States and Canada; as well as fulfillment services and technology escrow services in the United States.

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

•
Western European Business—provides records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout Austria, Belgium, France, Germany, Ireland, the Netherlands, Spain, Switzerland and the United Kingdom (consisting of our operations in England, Northern Ireland and Scotland), as well as Information Governance and Digital Solutions in Sweden (the remainder of our business in Sweden is included in the Other International Business segment described below).

•
Other International Business—provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia Pacific and Africa, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions. Our European operations included in this segment provide records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Russia, Serbia, Slovakia, Turkey and Ukraine; Records Management and Information Governance and Digital Solutions in Estonia, Latvia and Lithuania; and Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia Pacific operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China (including Taiwan), Hong Kong-SAR, India, Malaysia, Singapore and Thailand. Our African operations provide Records Management, Data Protection & Recovery, and Information Governance and Digital Solutions in South Africa.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
9. Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
As of and for the Year Ended December 31, 2014
Total Revenues	$1,795,361	$390,207	$449,231	$469,314	$13,580	$3,117,693
Depreciation and Amortization	177,097	21,770	54,582	65,103	34,591	353,143
Depreciation	158,122	21,458	45,895	44,509	34,573	304,557
Amortization	18,975	312	8,687	20,594	18	48,586
Adjusted EBITDA	698,719	226,396	130,423	84,468	(214,209)	925,797
Total Assets(1)	3,657,366	653,275	952,924	1,025,167	234,533	6,523,265
Expenditures for Segment Assets	198,651	24,387	47,236	186,531	67,659	524,464
Capital Expenditures	145,199	18,076	38,587	93,881	66,181	361,924
Cash Paid for Acquisitions, Net of Cash Acquired	26,450	5,863	4,864	90,916	—	128,093
Acquisitions of Customer Relationships and Customer Inducements	27,002	448	3,785	1,734	1,478	34,447
As of and for the Year Ended December 31, 2015
Total Revenues	1,775,365	390,486	397,513	421,360	23,252	3,007,976
Depreciation and Amortization	183,507	21,591	44,691	57,025	38,650	345,464
Depreciation	163,647	20,838	38,710	39,439	38,585	301,219
Amortization	19,860	753	5,981	17,586	65	44,245
Adjusted EBITDA	714,639	203,803	120,649	87,341	(206,427)	920,005
Total Assets(1)	3,627,843	641,845	871,571	893,530	315,798	6,350,587
Expenditures for Segment Assets	192,935	23,826	27,278	94,483	120,396	458,918
Capital Expenditures	141,964	16,784	17,378	64,227	49,896	290,249
Cash Paid for Acquisitions, Net of Cash Acquired	12,795	(21)	2,596	27,688	70,500	113,558
Acquisitions of Customer Relationships and Customer Inducements	38,176	7,063	7,304	2,568	—	55,111
As of and for the Year Ended December 31, 2016
Total Revenues	1,930,699	414,174	454,211	652,516	59,853	3,511,453
Depreciation and Amortization	215,330	29,037	55,582	100,490	51,887	452,326
Depreciation	186,467	22,784	42,613	67,310	46,352	365,526
Amortization	28,863	6,253	12,969	33,180	5,535	86,800
Adjusted EBITDA	775,717	228,486	137,506	169,042	(223,463)	1,087,288
Total Assets(1)	4,996,216	870,490	1,031,313	2,103,725	485,056	9,486,800
Expenditures for Segment Assets	145,636	27,748	31,530	365,566	100,854	671,334
Capital Expenditures	111,062	24,425	31,014	62,315	99,787	328,603
Cash Paid for Acquisitions, Net of Cash Acquired(2)	(2,591)	(59)	(6,878)	300,451	1,042	291,965
Acquisitions of Customer Relationships and Customer Inducements	37,165	3,382	7,394	2,800	25	50,766
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
9. Segment Information (Continued)

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

(2)
Cash paid for acquisitions, net of cash acquired for the Other International Business segment for the year ended December 31, 2016 primarily consists of the cash component of the purchase price for the Recall Transaction, as the IMI entity that made the cash payment was an Australian subsidiary. However, the Recall Transaction also benefited the North American Records and Information Management Business, North American Data Management Business and Western European Business segments.

The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other expense (income), net; (iv) gain on sale of real estate, net of tax; (v) Recall Costs (as defined below); and (vi) costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 which we expect to recur in future periods ("REIT Costs"). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Year Ended December 31,
	2014	2015	2016
Adjusted EBITDA	$925,797	$920,005	$1,087,288
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	(8,307)	(850)	(2,180)
(Benefit) Provision for Income Taxes	(97,275)	37,713	44,944
Other Expense, Net	65,187	98,590	44,300
Interest Expense, Net	260,717	263,871	310,662
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000	1,412
Depreciation and Amortization	353,143	345,464	452,326
Recall Costs(1)	—	47,014	131,944
REIT Costs	22,312	—	—
Income (Loss) from Continuing Operations	$328,955	$125,203	$103,880
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
DECEMBER 31, 2016
(In thousands, except share and per share data)
9. Segment Information (Continued)

Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2014	2015	2016
Revenues:
United States	$1,967,169	$1,973,872	$2,173,782
United Kingdom	280,020	250,123	237,032
Canada	231,979	215,232	230,944
Australia	80,521	64,969	148,175
Other International	558,004	503,780	721,520
Total Revenues	$3,117,693	$3,007,976	$3,511,453
Long-lived Assets:
United States	$3,586,577	$3,710,301	$5,238,807
United Kingdom	464,311	434,461	400,937
Canada	406,571	345,783	463,396
Australia	116,589	102,247	542,055
Other International	1,031,498	899,883	1,729,498
Total Long-lived Assets	$5,605,546	$5,492,675	$8,374,693
Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2014	2015	2016
Revenues:
Records Management(1)(2)	$2,329,546	$2,255,206	$2,631,895
Data Management(1)(3)	531,516	509,261	549,335
Information Destruction(1)(4)	256,631	243,509	330,223
Total Revenues	$3,117,693	$3,007,976	$3,511,453
_______________________________________________________________________________

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the Destruction service offering, which does not have a storage rental component.

(2)
Includes Business Records Management, Compliant Records Management and Consulting Services, Information Governance and Digital Solutions, Fulfillment Services, Health Information Management Solutions, Energy Data Services and Technology Escrow Services.

(3)	Includes Data Protection & Recovery and Entertainment Services.

(4)	Includes Secure Shredding and Compliant Information Destruction.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
10. Commitments and Contingencies

a.    Leases
Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five-year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $255,193, $242,205 and $321,337 for the years ended December 31, 2014, 2015 and 2016, respectively.
Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payments	Sublease Income	Capital Leases
2017	$300,524	$(6,421)	$68,998
2018	269,867	(4,617)	62,564
2019	250,251	(3,712)	49,553
2020	229,312	(3,032)	60,698
2021	210,458	(3,023)	29,353
Thereafter	1,182,243	(7,228)	158,937
Total minimum lease payments	$2,442,655	$(28,033)	430,103
Less amounts representing interest			(120,243)
Present value of capital lease obligations			$309,860
In addition, we have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments
2017	$56,335
2018	21,321
2019	8,615
2020	1,808
2021	1,152
Thereafter	1,467
$90,698

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
10. Commitments and Contingencies (Continued)

b.    Self-Insured Liabilities
We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2015 and 2016 there were $33,508 and $37,368, respectively, of self-insurance accruals reflected in accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.
c.    Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $20,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
d.    Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We have been sued by five customers. Four of those lawsuits have been settled and one, a claim asserted by Azienda per i Transporti Autoferrotranviari del Comune di Roma, S.p.A, seeking 42,600 Euro for the loss of its current and historical archives, remains pending. We have also received correspondence from other affected customers, including certain customers demanding payment under various theories of liability. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. We sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with this fire. As a result of the sale of the Italian operations, any future statement of operations and cash flow impacts related to the fire will be reflected as discontinued operations.
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
DECEMBER 31, 2016
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
f. Brooklyn Fire (Recall)
On January 31, 2015, a former Recall leased facility located in Brooklyn, New York was completely destroyed by a fire. Approximately 900,000 cartons of customer records were lost impacting approximately 1,200 customers. No one was injured as a result of the fire. We believe we carry adequate insurance to cover any losses resulting from the fire. There are three pending customer-related lawsuits stemming from the fire, which are being defended by our warehouse legal liability insurer. We have also received correspondence from other customers, under various theories of liability. We deny any liability with respect to the fire and we have referred these claims to our insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.

g. Roye Fire (Recall)
On January 28, 2002, a former leased Recall records management facility located in Roye, France was destroyed by a fire. Local French authorities conducted an investigation relating to the fire and issued a charge of criminal negligence for non-compliance with security regulations against the Recall entity that leased the facility. We intend to defend this matter vigorously. We are currently corresponding with various customers impacted by the fire who are seeking payment under various theories of liability. There is also pending civil litigation with the owner of the destroyed facility, who is demanding payment for lost rental income and other items. Based on known and expected claims and our expectation of the ultimate outcome of those claims, we believe we carry adequate insurance coverage. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.
11. Related Party Transactions
Paul F. Deninger, one of our directors, was a senior managing director at Evercore Group L.L.C. ("Evercore") until June 2016. In May 2013, we entered into an agreement with Evercore, which was amended and restated in August 2013 (the "Evercore Engagement"), pursuant to which Evercore agreed to provide financial advisory services to us. In connection with the Evercore Engagement, Mr. Deninger agreed, and Evercore represented, that Mr. Deninger would not be involved with the Evercore Engagement and would not receive any fees or direct compensation in connection with the Evercore Engagement. The Evercore Engagement was approved by the audit committee of our board of directors in accordance with our Related Persons Transaction Policy. For the year ended December 31, 2014, we incurred monthly retention fees which aggregated to $250 associated with the Evercore Engagement. We did not incur any fees under the Evercore Engagement during the years ended December 31, 2015 and 2016.
12. 401(k) Plans
We have a defined contribution plan, which generally covers all non-union United States employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code of 1986, as amended. In addition, IME operates a defined contribution plan, which is similar to our United States 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have incurred expenses of $18,306, $16,355 and $24,407 for the years ended December 31, 2014, 2015 and 2016, respectively, associated with these plans.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)

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
In 2015 and 2016, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 17, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
_______________________________________________________________________________
During the years ended December 31, 2014, 2015 and 2016, we declared distributions to our stockholders of $1,048,905, $402,565 and $502,863, respectively. These distributions represent approximately $5.37 per share, $1.91 per share and $2.04 per share for the years ended December 31, 2014, 2015 and 2016, respectively, based on the weighted average number of common shares outstanding during each respective year. For 2014, total amounts distributed included the Special Distribution of $700,000, or $3.61 per share, associated with our conversion to a REIT, of which $560,000 was paid in the form of our common stock and $140,000 was paid in cash.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
13. Stockholders' Equity Matters (Continued)

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends, qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2014, 2015 and 2016, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2014	2015	2016
Nonqualified ordinary dividends	26.4%	49.3%	45.5%
Qualified ordinary dividends	56.4%	39.1%	21.0%
Return of capital	17.2%	11.6%	33.5%
	100.0%	100.0%	100.0%

Dividends paid during the years ended December 31, 2014, 2015 and 2016 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to (i) the distribution of certain of our historical C corporation earnings and profits following our conversion to a REIT (with respect to dividends paid during the year ended December 31, 2014) and (ii) the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2015 and 2016 (with respect to dividends paid during the years ended December 31, 2015 and 2016).
14. Divestitures
Divestments Associated with the Recall Transaction
As disclosed in Note 6, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, the ACCC, the CCB and the CMA and, as part of the regulatory approval process, we agreed to make the Divestments.
The assets and liabilities related to the Initial United States Divestments were sold to Access CIG in the Access Sale on May 4, 2016; the assets and liabilities related to the Australia Divestment Business were sold to Housatonic in the Australia Sale on October 31, 2016; the assets and liabilities related to the UK Divestments were sold to Oasis Group in the UK Sale on December 9, 2016; and the assets and liabilities associated with the Seattle/Atlanta Divestments and the Canadian Divestments were sold to ARKIVE in the ARKIVE Sale on December 29, 2016.
We have concluded that the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016, respectively, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016 through the closing date of the Australia Sale, in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale, in the case of the Iron Mountain Canadian Divestments.
During the year ended December 31, 2016, we recorded charges of $15,417 and $1,421 to other expense, net associated with the loss on disposal of the Australia Divestment Business and the Iron Mountain Canadian Divestments, respectively, representing the excess of the carrying value of these businesses compared to their fair value (less costs to sell).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
14. Divestitures (Continued)

We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2016, as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.
The table below summarizes certain results of operations of the Recall Divestments included in discontinued operations:

	Year Ended December 31, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments	Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$6,077	$5,951	$1,019	$13,047
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	1,726	2,472	(93)	4,105
Provision (Benefit) for Income Taxes	—	84	654	14	752
Income (Loss) from Discontinued Operations, Net of Tax	$—	$1,642	$1,818	$(107)	$3,353
______________________________________________________________________________

(1)
The Access Sale occurred nearly simultaneously with the closing of the Recall Transaction. Accordingly, the revenue and expenses associated with the Initial United States Divestments are not included in our Consolidated Statement of Operations for the year ended December 31, 2016 and the cash flows associated with the Initial United States Divestments are not included in our Consolidated Statement of Cash Flows for the year ended December 31, 2016, due to the immaterial nature of the revenues, expenses and cash flows related to the Initial United States Divestments for the period of time we owned these businesses (May 2, 2016 through May 4, 2016).

The assets subject to the Recall Divestments were acquired in the Recall Transaction and, therefore, the fair value of the Recall Divestments has been reflected in the allocation of the purchase price for Recall as a component of "Fair Value of Recall Divestments".
International Shredding Operations
In December 2014, we divested our secure shredding operations in Australia, Ireland and the United Kingdom (the "International Shredding Operations") in a stock transaction for approximately $26,200 in cash at closing. The assets sold primarily consisted of customer contracts and certain long-lived assets. We have concluded that this divestiture did not meet the requirements to be presented as a discontinued operation, and, therefore, recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 ($10,200, inclusive of a tax benefit) in our Consolidated Statement of Operations for the year ended December 31, 2014. Revenues from our International Shredding Operations represented less than 1% of our consolidated revenues for the year ended December 31, 2014. The International Shredding Operations in Australia were previously included in the Other International Business segment and the International Shredding Operations in the United Kingdom and Ireland were previously included in the Western European Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
14. Divestitures (Continued)

Digital Operations
On June 2, 2011, we sold our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the “Digital Business”) to Autonomy Corporation plc, a corporation formed under the laws of England and Wales (“Autonomy”), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale"). In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which we conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified for presentation as a discontinued operation and, as a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes.
The table below summarizes certain results of operations of the Digital Business:

	Year Ended December 31,
	2014(1)	2015	2016
(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(960)	$—	$—
(Benefit) Provision for Income Taxes	—	—	—
(Loss) Income from Discontinued Operations, Net of Tax	$(960)	$—	$—
_______________________________________________________________________________

(1)
During the year ended December 31, 2014, we recognized a loss before (benefit) provision of income taxes of discontinued operations primarily related to settlements of legal matters directly related to the disposed business.

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
The table below summarizes certain results of our Italian operations:

	Year Ended December 31,
	2014(1)	2015	2016
Income (Loss) Before (Benefit) Provision for Income Taxes of Discontinued Operations	$751	$—	$—
(Benefit) Provision for Income Taxes	—	—	—
Income (Loss) from Discontinued Operations, Net of Tax	$751	$—	$—
_______________________________________________________________________________

(1)
During the year ended December 31, 2014, we recognized income before (benefit) provision of income taxes of discontinued operations primarily related to the recovery of insurance proceeds in excess of carrying value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
15. Cost Optimization Plans

Organizational Restructuring
During the third quarter of 2013, we implemented a plan that called for certain organizational realignments to advance our growth strategy and reduce operating costs (the “Organizational Restructuring”), which was completed in 2014. As a result of the Organizational Restructuring, we recorded a charge of $3,475 for the year ended December 31, 2014, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Organizational Restructuring are as follows:

	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$1,228	$—	$—
Selling, general and administrative expenses	2,247	—	—
Total	$3,475	$—	$—
Costs recorded by segment associated with the Organizational Restructuring are as follows:

	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$1,560	$—	$—
North American Data Management Business	340	—	—
Western European Business	33	—	—
Other International Business	—	—	—
Corporate and Other Business	1,542	—	—
Total	$3,475	$—	$—
Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”), which is expected to be completed by the end of 2017. As a result of the Transformation Initiative, we recorded charges of $10,167 and $6,007 for the years ended December 31, 2015 and 2016, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—
Selling, general and administrative expenses	—	10,167	6,007
Total	$—	$10,167	$6,007

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
15. Cost Optimization Plans (Continued)

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$—	$5,403	$2,329
North American Data Management Business	—	241	395
Western European Business	—	1,537	204
Other International Business	—	—	—
Corporate and Other Business	—	2,986	3,079
Total	$—	$10,167	$6,007

Through December 31, 2016, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $16,174. As of December 31, 2016, we had $452 accrued related to the Transformation Initiative. We expect the majority of this liability will be paid in the first half of 2017.
16. Recall Costs
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380,000, including approximately $80,000 of Recall Deal Close & Divestment Costs and approximately $300,000 of integration expenditures, including Recall Integration Costs and capital expenditures to integrate Recall with our existing operations.

Recall Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Recall Deal Close & Divestment Costs
	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$—
Selling, general and administrative expenses	—	24,671	38,947
Total Recall Deal Close & Divestment Costs	$—	$24,671	$38,947

	Recall Integration Costs
	Year Ended December 31,
	2014	2015	2016
Cost of sales (excluding depreciation and amortization)	$—	$—	$11,963
Selling, general and administrative expenses	—	22,343	81,034
Total Recall Integration Costs	$—	$22,343	$92,997

Total Recall Costs	$—	$47,014	$131,944

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016
(In thousands, except share and per share data)
16. Recall Costs (Continued)

Recall Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Recall Deal Close & Divestment Costs
	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$—	$—	$—
North American Data Management Business	—	—	—
Western European Business	—	—	—
Other International Business	—	—	—
Corporate and Other Business	—	24,671	38,947
Total Recall Deal Close & Divestment Costs	$—	$24,671	$38,947

	Recall Integration Costs
	Year Ended December 31,
	2014	2015	2016
North American Records and Information Management Business	$—	$52	$14,394
North American Data Management Business	—	—	3,351
Western European Business	—	104	16,654
Other International Business	—	31	18,361
Corporate and Other Business	—	22,156	40,237
Total Recall Integration Costs	$—	$22,343	$92,997

Total Recall Costs	$—	$47,014	$131,944
A rollforward of accrued liabilities related to Recall Costs on our Consolidated Balance Sheets as of December 31, 2015 and 2016 is as follows:

	Balance at December 31, 2015	Amounts Accrued	Changes in Estimates(1)	Payments	Currency Translation Adjustments	Balance at December 31, 2016(2)
Recall Deal Close & Divestment Costs	$—	$36,770	$(8)	$(31,906)	$(399)	$4,457
Recall Integration Costs	—	7,125	—	(6,794)	126	457
Total Recall Costs	$—	$43,895	$(8)	$(38,700)	$(273)	$4,914
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Recall Costs as of December 31, 2016 presented in the table above generally related to employee severance costs. We expect that the majority of these liabilities will be paid throughout 2017. Additional Recall Costs recorded in our Consolidated Statement of Operations during the year ended December 31, 2016 have either been settled in cash during the year ended December 31, 2016 or are included in our Consolidated Balance Sheet as of December 31, 2016 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)	Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$845	$2,167	$883	2001	Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,605	4,242	1,415	2001	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	2,642	14,820	3,644	2007	Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	875	8,180	4,197	2012	Up to 40 years
3381 East Global Loop, Tucson, Arizona	1	—	1,622	3,947	5,569	2,234	2000	Up to 40 years
200 Madrone Way, Felton, California	1	—	760	633	1,393	559	1997	Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	8,372	18,844	7,874	2002	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,583	6,345	2,650	2002	Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,121	8,921	2,902	2002	Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	12,718	27,303	7,203	2002	Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	53	2014	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	19,101	29,269	10,845	1988	Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	5,942	21,114	13,360	1997	Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	310	4,886	1,410	2002	Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	128	28,085	7,335	2012	Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,754	17,266	5,783	2002	Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,110	4,530	1,767	2001	Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,125	8,454	3,829	2002	Up to 40 years
111 Uranium Drive, Sunnyvale, California	1	—	9,645	5,019	14,664	3,702	2002	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,654	4,703	1,634	2001	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	1,860	3,443	1,255	2001	Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,685	3,446	1,393	2001	Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	9,885	17,288	7,438	2001	Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	72	6,384	944	2014	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,599	9,016	5,474	2002	Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	830	2,598	1,124	2000	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	29,195	39,642	15,754	2001	Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	1,354	5,375	2,437	2002	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	864	8,090	4,507	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	337	2,190	738	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,792	6,085	2,562	2001	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	278	2,205	731	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	13,146	17,347	5,125	2001	Up to 40 years
1890 MacArthur Blvd, Atlanta Georgia	1	—	1,786	633	2,419	910	2002	Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	293	1,478	750	2001	Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,149	5,957	2,086	2002	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
3150 Nifda Dr, Smyrna, Georgia	1	$—	$463	$635	$1,098	$645	1990		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	18,743	26,690	13,228	1999		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	12,930	17,194	6,761	2001		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,286	8,756	3,581	2006		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,680	3,084	2,600	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,676	5,665	1,034	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	139	22,187	7,293	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	869	2,247	62	2015		Up to 40 years
6120 Churchman Bypass, Indianapolis, Indiana	1	—	4,827	7,856	12,683	4,948	2002		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	345	967	307	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	10,241	10,950	3,607	Various		Up to 40 years
900 Distributors Row, New Orleans, Louisiana	1	—	7,607	1,070	8,677	5,266	2002		Up to 40 years
1274 Commercial Drive, Port Allen, Louisiana	1	—	2,680	3,752	6,432	2,300	2003		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	29	8,366	2,451	2015	(6)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	5,639	7,837	2,686	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	909	4,691	2,131	2000		Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,297	17,402	8,187	2001		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,806	7,027	3,093	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	519	683	477	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,367	7,187	4,544	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	723	2,634	1,881	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	48	5,461	306	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	1,042	2,340	1,045	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	19,758	75,681	34,491	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1	—	10,285	723	11,008	2,811	2015	(6)	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,056	2,350	1,138	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	392	2,194	906	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,284	5,710	3,193	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,145	5,145	2,196	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	2,988	6,060	1,772	2004		Up to 40 years
Missouri Bottom Road, Hazelwood, Missouri	3	—	28,282	—	28,282	5,064	2016	(6)	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	14,646	17,570	5,097	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,805	12,235	4,585	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,131	10,310	5,445	2001		Up to 40 years
Kimberly Rd, East Brunsick, New Jersey	3	—	22,105	5,369	27,474	11,815	Various		Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	53,476	92,173	41,722	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	615	12,349	178	2015		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
560 Irvine Turner Blvd, Newark, New Jersey	1	$—	$9,522	$570	$10,092	$199	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	943	9,888	210	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,395	14,980	4,377	2006		Up to 40 years
555 Gallatin Place, Albuquerque, New Mexico	1	—	4,083	668	4,751	2,099	2001		Up to 40 years
7500 Los Volcanes Rd NW, Albuquerque, New Mexico	1	—	2,801	1,928	4,729	2,285	1999		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	10,778	12,102	5,135	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,124	6,210	3,099	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,461	7,072	3,827	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,906	3,008	1,237	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,411	7,130	2,102	2006		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	601	4,924	1,703	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	7,682	30,819	19,383	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	9,643	14,785	5,018	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	1,984	4,913	2,436	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	251	1,853	59	2015		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	1,709	3,589	1,458	1999		Up to 40 years
11350 Deerfield Rd, Cincinnati, Ohio	1	—	4,259	246	4,505	2,506	2015	(6)	Up to 40 years
1034 Hulbert Ave, Cincinnati, Ohio	1	—	786	802	1,588	733	2000		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	445	3,574	1,701	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	2,699	6,035	2,403	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,607	2,637	1,267	1999		Up to 40 years
2120 Buzick Drive, Obetz, Ohio	1	—	4,317	13,887	18,204	5,870	2003		Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	1,004	1,606	551	2001		Up to 40 years
Partnership Drive, Oklahoma City, Oklahoma	3	—	11,437	33	11,470	2,224	2015	(6)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,840	7,027	3,614	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	198,855	220,021	37,903	Various		Up to 40 years
1201 Freedom Rd, Cranberry Township, Pennsylvania	1	—	1,057	12,409	13,466	5,650	2001		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	935	3,392	1,733	2000		Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	6,475	8,872	3,327	1999		Up to 40 years
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	3	—	24,153	9,935	34,088	14,939	Various		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,289	7,474	3,555	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,151	4,810	2,334	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	—	11,776	1,918	2016	(6)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	—	2,846	718	2016	(6)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,427	5,145	1,424	Various		Up to 40 years
415 Brick Church Park Dr, Nashville, Tennessee	1	—	2,312	3,917	6,229	3,140	2000		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	2,723	4,550	1,400	2000		Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	1,915	7,404	3,564	2002		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
6600 Metropolis Drive, Austin, Texas	1	$—	$4,519	$281	$4,800	$859	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	70	8,369	2,265	2015	(6)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	398	20,071	7,349	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	595	2,769	1,115	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,317	6,835	3,800	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	1	—	1,277	1,542	2,819	1,857	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	699	3,914	2,128	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	561	5,889	2,407	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	1,813	10,167	4,896	2003		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	34,950	41,277	8,035	2004		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	1,356	4,196	2,141	2000		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	253	7,940	5,103	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	1,896	5,363	2,166	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,033	2,065	941	2002		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	989	2,784	1,058	2000		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	11,167	14,355	7,411	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	607	6,930	1,314	2015	(6)	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	1,958	3,638	963	2001		Up to 40 years
1235 North Union Bower, Irving, Texas	1	—	1,574	1,136	2,710	1,124	2001		Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,851	11,662	3,688	2001		Up to 40 years
929 South Medina St, San Antonio, Texas	1	—	3,883	1,137	5,020	2,224	2002		Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	227	620	193	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	945	4,471	2,433	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	3,582	9,821	4,114	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,848	3,557	1,454	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	21	21,001	3,917	2015	(6)	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	597	7,124	2,445	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	84	2,661	684	2015	(6)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,538	16,705	8,495	2002		Up to 40 years
8001 Research Way, Springfield, Virginia	1	—	5,230	2,562	7,792	2,609	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,687	11,285	5,026	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,079	4,157	1,911	1999		Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,106	4,616	1,517	1999		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)	Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
6600 Hardeson Rd, Everett, Washington	1	$—	$5,399	$3,227	$8,626	$2,870	2002	Up to 40 years
19826 Russell Rd, South, Kent, Washington	1	—	14,793	8,457	23,250	8,624	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	1,629	6,125	2,930	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	208	4,114	111	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,077	3,384	1,142	1999	Up to 40 years
	181	—	912,136	791,576	1,703,712	605,773
Canada
One Command Court, Bedford	1	—	3,847	4,118	7,965	3,101	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	4,992	10,395	3,915	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	16,037	21,044	5,134	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	709	8,800	3,611	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,634	10,960	3,429	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	7,061	21,719	8,627	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	448	2,468	1,245	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	—	3,639	—	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	16	2,767	1,104	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	13,970	22,166	9,457	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	1,077	2,877	1,239	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	5,744	6,803	3,027	2000	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,316	2,145	607	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	754	2,607	986	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	316	1,559	461	2007	Up to 40 years
	15	—	64,722	63,192	127,914	45,943
	196	—	976,858	854,768	1,831,626	651,716

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$5,806	$12,348	$1,798	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	4,726	7,267	3,168	2003		Up to 40 years
628 Western Avenue, Acton, England	1	—	2,070	(342)	1,728	668	2003		Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	915	7,895	3,953	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	2,368	9,786	4,247	2003		Up to 40 years
Pennine Way, Hemel Hempstead, England	1	—	10,847	3,686	14,533	5,588	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,012	11,289	7,096	2004		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,047	4,166	2,415	2003		Up to 40 years
24/26 Gillender Street, London, England	1	—	4,666	1,424	6,090	2,269	2003		Up to 40 years
Cody Road, London, England	2	—	20,307	3,443	23,750	8,640	2003		Up to 40 years
Deanston Wharf, London, England	1	—	15,824	(2,602)	13,222	2,900	2015	(6)	Up to 40 years
Unit 10 High Cross Centre, London, England	1	—	3,598	180	3,778	1,039	2003		Up to 40 years
Old Poplar Bus Garage, London, England	1	—	4,639	1,373	6,012	3,031	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	30	4,069	1,866	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,280	1,961	1,122	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	279	2,915	856	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,217	3,967	1,776	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(1,791)	19,527	658	2016	(5)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(111)	1,211	42	2016	(5)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	(285)	3,105	120	2016	(5)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(1,187)	12,954	310	2016	(5)	Up to 40 years
ZI des Sables, Morangis, France	1	1,409	12,407	6,641	19,048	14,653	2004		Up to 40 years
45 Rue de Savoie, Manissieux, Saint Priest, France	1	—	5,546	(466)	5,080	134	2016	(5)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	(337)	3,685	68	2016	(5)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,462	4,682	2,757	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	1,600	10,640	3,267	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	685	3,503	1,047	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	4,575	20,609	5,217	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	1,782	3,634	1,608	2015	(6)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	(751)	507	156	2015	(6)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	987	2,344	1,531	2015	(6)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	4,592	11,562	3,297	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,007	2,120	788	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	21,114	32,631	13,594	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	226	412	296	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	1,641	12,652	2,086	2010		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period(1)(3)	Accumulated depreciation at close of current period(1)(3)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
Europe (Continued)
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	$—	$3,981	$5,180	$9,161	$5,037	2001		Up to 40 years
Fundicion 8, Rivas-Vaciamadrid, Spain	1	—	1,022	2,276	3,298	1,384	2002		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(312)	741	186	Various		Up to 40 years
	58	1,409	236,512	81,370	317,882	110,668
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	—	655	4,096	4,751	1,255	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	241	407	182	1998		Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	992	1,136	278	1995		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(1,356)	11,417	861	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	696	13,258	346	2016	(5)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	2	—	8,894	493	9,387	255	2016	(5)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	11,177	13,045	2,209	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	7,205	31,283	1,742	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	2	—	2,629	36,076	38,705	8,400	2006		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	4	—	4,001	16,158	20,159	6,183	2004		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	898	1,272	722	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	859	1,764	678	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(3,416)	16,521	868	2016	(5)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	2,625	6,162	1,648	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	3,004	5,208	3,579	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	9,379	16,923	4,939	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	3,475	1,549	647	2,196	1,120	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	4,484	8,596	3,902	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	23,987	32,166	5,431	2010		Up to 40 years
	36	3,475	116,111	118,245	234,356	44,598
Asia Pacific
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	2,621	3,302	191	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	(56)	1,034	35	2015		Up to 40 years
Warehouse No 4, Shanghai, China	1	—	1,530	723	2,253	200	2013		Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	(748)	9,647	251	2016	(5)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	(1,130)	14,569	348	2016	(5)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	(355)	12,871	474	2016	(5)	Up to 40 years
	7	—	42,621	1,055	43,676	1,499			Up to 40 years
Total	297	$4,884	$1,372,102	$1,055,438	$2,427,540	$808,481

____________________________________

IRON MOUNTAIN INCORPORAT
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,146 leased facilities in our real estate portfolio. In addition, the above information does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

(2)	Amount includes cumulative impact of foreign currency translation fluctuations.

(3)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(4)	Date of construction or acquired represents the date we constructed the facility, acquired the facility through purchase or acquisition.

(5)	Property was acquired in connection with the Recall Transaction.

(6)	This date represents the date the categorization of the property was changed from a leased facility to an owned facility.
The change in gross carrying amount of real estate owned for the years ended December 31, 2015 and 2016 is as follows:

	Year Ended December 31,
	2015	2016

Gross amount at beginning of period	$2,019,585	$2,204,988
Additions during period:
Acquisitions(1)	33,180	131,665
Discretionary capital projects	136,398	108,760
Other adjustments(2)	101,386	42,904
Foreign currency translation fluctuations	(85,092)	(37,653)
	185,872	245,676
Deductions during period:
Cost of real estate sold or disposed	(469)	(23,124)
Gross amount at end of period	$2,204,988	$2,427,540
_______________________________________________________________________________

(1)	Includes acquisition of sites through business combinations and purchase accounting adjustments.
(2) Includes costs associated with real estate we acquired which primarily includes building improvements and racking, which were previously subject to leases.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2016
(Dollars in thousands)
The change in accumulated depreciation amount of real estate owned for the years ended December 31, 2015 and 2016 is as follows:

	Year Ended December 31,
	2015	2016

Gross amount of accumulated depreciation at beginning of period	$648,734	$745,186
Additions during period:
Depreciation	77,976	77,664
Other adjustments(1)	39,937	7,700
Foreign currency translation fluctuations	(21,310)	(13,129)
	96,603	72,235
Deductions during period:
Amount of accumulated depreciation for real estate assets sold or disposed	(151)	(8,940)
Gross amount of end of period	$745,186	$808,481
_______________________________________________________________________________

(1)	Includes accumulated depreciation associated with building improvements and racking, which were previously subject to leases.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ STUART B. BROWN
Stuart B. Brown Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
William L. Meaney

/s/ STUART B. BROWN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017
Stuart B. Brown

/s/ JENNIFER M. ALLERTON	Director	February 23, 2017
Jennifer M. Allerton

/s/ TED R. ANTENUCCI	Director	February 23, 2017
Ted R. Antenucci

/s/ PAMELA M. ARWAY	Director	February 23, 2017
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 23, 2017
Clarke H. Bailey

/s/ NEIL G. CHATFIELD	Director	February 23, 2017
Neil G. Chatfield

/s/ KENT P. DAUTEN	Director	February 23, 2017
Kent P. Dauten

Name	Title	Date
/s/ PAUL F. DENINGER	Director	February 23, 2017
Paul F. Deninger

/s/ PER-KRISTIAN HALVORSEN	Director	February 23, 2017
Per-Kristian Halvorsen

/s/ WENDY J. MURDOCK	Director	February 23, 2017
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 23, 2017
Walter. C. Rakowich

/s/ ALFRED J. VERRECCHIA	Director	February 23, 2017
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

2.3
Amendment to Scheme Implementation Deed, dated as of March 31, 2016, between the Company and Recall Holdings Limited. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 31, 2016.)

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
4.1
Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 29, 2011, File Number 001-13045.)

4.2
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5 3/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 10, 2012.)

4.3
Third Supplemental Indenture, dated as of January 20, 2015, among the Company, the Company’s predecessor immediately prior to its conversion to a REIT (the “Predecessor Registrant”), the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.4
Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑ K dated August 13, 2013.)

4.5
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6% Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013.)

4.6
Second Supplemental Indenture, dated as of January 20, 2015, among the Company, the Predecessor Registrant, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

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

4.9
Second Supplemental Indenture, dated as of January 20, 2015, among the Company, the Predecessor Registrant, Iron Mountain Canada Operations ULC, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

Exhibit	Item
4.10
Senior Indenture, dated as of September 18, 2014, among Iron Mountain Europe PLC, the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent, relating to the 6.125% GBP Senior Notes due 2022. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 22, 2014.)

4.11
First Supplemental Indenture, dated as of January 20, 2015, among Iron Mountain Europe PLC, the Company, the Predecessor Registrant, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as Paying Agent, Registrar and Transfer Agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.12
Senior Indenture, dated as of September 29, 2015, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 29, 2015.)

4.13
Senior Indenture, dated as of May 27, 2016, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.375% Senior Notes due 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.14
Senior Indenture, dated as of May 27, 2016, among Iron Mountain US Holdings, Inc., the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.15
Senior Indenture, dated as of September 15, 2016, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% CAD Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 2016.)

4.16
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
10.12
Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File Number 001-13045.)

10.13
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014, File No. 001-13045.)

Exhibit	Item
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

Exhibit	Item
10.34	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 1, 2006, File Number 001-13045.)
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

10.37
Addendum, dated March 19, 2012, to the Contract of Employment between Iron Mountain BPM International Sàrl and Marc Duale, dated September 29, 2011, together with the Contract of Employment between Iron Mountain BPM International Sàrl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)

10.38
Addendum, dated February 27, 2015, to the Contract of Employment between Iron Mountain BPM International Sàrl and Marc Duale, dated September 29, 2011, as amended March 19, 2012, together with the Contract of Employment between Iron Mountain BPM International Sàrl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011, and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015.)

10.39
Third Amended and Restated Employment Contract between Iron Mountain BPM International Sàrl and Marc Duale, dated February 24, 2016. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.40	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.41
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.42	Separation Agreement, dated July 1, 2016, between the Company and Roderick Day. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.)
10.43	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.44	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007, File Number 001-13045.)
10.45	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.46	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.47	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.48	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.49	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.50
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

10.51
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

Exhibit	Item
10.52
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

10.53
Commitment Increase Supplement, dated as of June 24, 2016, among Iron Mountain Information Management, LLC, the lenders and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2016.)

10.54
Third Amendment, dated as of January 31, 2017, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of July 2, 2015, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Filed herewith.)

10.55
Commitment Letter, dated as of April 19, 2016 among the Company, Iron Mountain Information Management, LLC, the lenders and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 19, 2016.)

10.56
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
101.1
The following materials from Iron Mountain Incorporated’s Annual Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)