Form 10-Q
period 2017-03-31
IRON MOUNTAIN INC
filed 2017-04-27
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at April 21, 2017: 264,116,522

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2016	March 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$236,484	$295,628
Accounts receivable (less allowances of $44,290 and $40,690 as of December 31, 2016 and March 31, 2017, respectively)	691,249	721,030
Prepaid expenses and other	184,374	181,979
Total Current Assets	1,112,107	1,198,637
Property, Plant and Equipment:
Property, plant and equipment	5,535,783	5,662,272
Less—Accumulated depreciation	(2,452,457)	(2,550,532)
Property, Plant and Equipment, Net	3,083,326	3,111,740
Other Assets, Net:
Goodwill	3,905,021	3,957,058
Customer relationships and customer inducements	1,252,523	1,276,929
Other	133,823	127,770
Total Other Assets, Net	5,291,367	5,361,757
Total Assets	$9,486,800	$9,672,134
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$172,975	$421,227
Accounts payable	222,197	239,894
Accrued expenses	450,257	533,647
Deferred revenue	201,128	223,701
Total Current Liabilities	1,046,557	1,418,469
Long-term Debt, net of current portion	6,078,206	5,922,748
Other Long-term Liabilities	99,540	86,583
Deferred Rent	119,834	121,938
Deferred Income Taxes	151,295	151,314
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	54,697	67,308
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 263,682,670 shares and 264,110,388 shares as of December 31, 2016 and March 31, 2017, respectively)	2,636	2,641
Additional paid-in capital	3,489,795	3,491,936
(Distributions in excess of earnings) Earnings in excess of distributions	(1,343,311)	(1,430,613)
Accumulated other comprehensive items, net	(212,573)	(161,239)
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	1,902,725
Noncontrolling Interests	124	1,049
Total Equity	1,936,671	1,903,774
Total Liabilities and Equity	$9,486,800	$9,672,134
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2017
Revenues:
Storage rental	$461,211	$572,279
Service	289,479	366,597
Total Revenues	750,690	938,876
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	326,105	426,707
Selling, general and administrative	207,766	240,166
Depreciation and amortization	87,204	124,707
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(451)	(459)
Total Operating Expenses	620,624	791,121
Operating Income (Loss)	130,066	147,755
Interest Expense, Net (includes Interest Income of $1,287 and $2,293 for the three months ended March 31, 2016 and 2017, respectively)	67,062	86,055
Other (Income) Expense, Net	(11,937)	(6,364)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	74,941	68,064
Provision (Benefit) for Income Taxes	11,900	9,220
Income (Loss) from Continuing Operations	63,041	58,844
(Loss) Income from Discontinued Operations, Net of Tax	—	(337)
Net Income (Loss)	63,041	58,507
Less: Net Income (Loss) Attributable to Noncontrolling Interests	267	382
Net Income (Loss) Attributable to Iron Mountain Incorporated	$62,774	$58,125
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.30	$0.22
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.30	$0.22
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.30	$0.22
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.30	$0.22
Weighted Average Common Shares Outstanding—Basic	211,526	263,855
Weighted Average Common Shares Outstanding—Diluted	212,471	264,810
Dividends Declared per Common Share	$0.4853	$0.5504
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2017
Net Income (Loss)	$63,041	$58,507
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	23,978	50,784
Market Value Adjustments for Securities	(734)	—
Total Other Comprehensive Income (Loss)	23,244	50,784
Comprehensive Income (Loss)	86,285	109,291
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	754	(168)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$85,531	$109,459

 The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766	$—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	5,114	552,458	6	5,108	—	—	—	—
Parent cash dividends declared	(103,088)	—	—	—	(103,088)	—	—	—
Foreign currency translation adjustment	23,978	—	—	—	—	23,491	487	—
Market value adjustments for securities	(734)	—	—	—	—	(734)	—	—
Net income (loss)	63,041	—	—	—	62,774	—	267	—
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299	—
Noncontrolling interests dividends	(579)	—	—	—	—	—	(579)	—
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506	—
Balance, March 31, 2016	$521,144	211,892,754	$2,119	$1,628,971	$(982,532)	$(152,160)	$24,746	$—

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	2,453	427,718	5	2,448	—	—	—	—
Change in value of redeemable noncontrolling interests	(307)	—	—	(307)	—	—	—	307
Parent cash dividends declared	(145,427)	—	—	—	(145,427)	—	—	—
Foreign currency translation adjustment	51,405	—	—	—	—	51,334	71	(621)
Net income (loss)	58,350	—	—	—	58,125	—	225	157
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(214)	—	—	—	—	—	(214)	(462)
Purchase of noncontrolling interests	843	—	—	—	—	—	843	—
Balance, March 31, 2017	$1,903,774	264,110,388	$2,641	$3,491,936	$(1,430,613)	$(161,239)	$1,049	$67,308

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2017
Cash Flows from Operating Activities:
Net income (loss)	$63,041	$58,507
Loss (Income) from discontinued operations	—	337
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	75,390	99,592
Amortization (includes amortization of deferred financing costs and discount of $2,749 and $3,907 for the three months ended March 31, 2016 and 2017, respectively)	14,563	29,022
Revenue reduction associated with amortization of permanent withdrawal fees	2,943	3,158
Stock-based compensation expense	6,885	6,549
(Benefit) Provision for deferred income taxes	(6,012)	(7,386)
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(451)	(459)
Foreign currency transactions and other, net	(11,477)	(786)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(8,151)	(8,971)
Prepaid expenses and other	30,297	(24,826)
Accounts payable	(30,934)	5,869
Accrued expenses and deferred revenue	(55,494)	(36,112)
Other assets and long-term liabilities	518	(2,320)
Cash Flows from Operating Activities - Continuing Operations	81,118	122,174
Cash Flows from Operating Activities - Discontinued Operations	—	(337)
Cash Flows from Operating Activities	81,118	121,837
Cash Flows from Investing Activities:
Capital expenditures	(80,852)	(73,202)
Cash paid for acquisitions, net of cash acquired	(19,340)	(12,187)
Acquisition of customer relationships	(6,132)	(17,132)
Customer inducements	(1,126)	(4,271)
Net proceeds from Iron Mountain Divestments (see Note 10)	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	169	66
Cash Flows from Investing Activities - Continuing Operations	(107,281)	(104,303)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(107,281)	(104,303)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,384,215)	(2,682,348)
Proceeds from revolving credit and term loan facilities and other debt	2,509,845	2,714,783
Debt financing and equity contribution from noncontrolling interests	1,299	13,230
Debt repayment and equity distribution to noncontrolling interests	(414)	(2,562)
Parent cash dividends	(104,931)	(2,060)
Net (payments) proceeds associated with employee stock-based awards	(1,975)	(4,308)
Excess tax (deficiency) benefits from stock-based compensation	(348)	—
Payment of debt financing and stock issuance costs	—	(73)
Cash Flows from Financing Activities - Continuing Operations	19,261	36,662
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	19,261	36,662
Effect of Exchange Rates on Cash and Cash Equivalents	(3,534)	4,948
(Decrease) Increase in Cash and Cash Equivalents	(10,436)	59,144
Cash and Cash Equivalents, Beginning of Period	128,381	236,484
Cash and Cash Equivalents, End of Period	$117,945	$295,628
Supplemental Information:
Cash Paid for Interest	$83,942	$99,022
(Refund Received) Cash Paid for Income Taxes, Net	$(3,211)	$30,422
Non-Cash Investing and Financing Activities:
Capital Leases	$18,005	$24,395
Accrued Capital Expenditures	$42,205	$63,655
Dividends Payable	$3,736	$148,992

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") store records, primarily physical records and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America, Asia and Africa. We have a diversified customer base consisting of commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2017 (our "Annual Report").
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
a. Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity, Redeemable Noncontrolling Interests and Noncontrolling Interests in the accompanying Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined in Note 5) and (ii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in Other (Income) Expense, Net, in the accompanying Consolidated Statements of Operations.
Total (gain) loss on foreign currency transactions for the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017
Total (gain) loss on foreign currency transactions	$(12,542)	$(4,164)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2016 and concluded there was no impairment of goodwill at such date. As of December 31, 2016 and March 31, 2017, no factors were identified that would alter our October 1, 2016 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2016 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. During the first three months of 2017, there were no changes to the composition of our reporting units. The goodwill associated with acquisitions completed during the first three months of 2017 (which are described in Note 4) has been incorporated into our existing reporting units.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2017 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2016	$2,485,806	$559,443	$405,571	$743,126	$25,922	$4,219,868
Deductible goodwill acquired during the year	672	—	—	387	717	1,776
Non-deductible goodwill acquired during the year	—	—	—	4,311	—	4,311
Fair value and other adjustments(1)	5,548	525	2,818	2,802	—	11,693
Currency effects	1,569	448	4,649	27,801	—	34,467
Gross Balance as of March 31, 2017	$2,493,595	$560,416	$413,038	$778,427	$26,639	$4,272,115
Accumulated Amortization Balance as of December 31, 2016	$204,895	$53,753	$56,150	$49	$—	$314,847
Currency effects	58	15	125	12	—	210
Accumulated Amortization Balance as of March 31, 2017	$204,953	$53,768	$56,275	$61	$—	$315,057
Net Balance as of December 31, 2016	$2,280,911	$505,690	$349,421	$743,077	$25,922	$3,905,021
Net Balance as of March 31, 2017	$2,288,642	$506,648	$356,763	$778,366	$26,639	$3,957,058
Accumulated Goodwill Impairment Balance as of December 31, 2016	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of March 31, 2017	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $11,693 in net adjustments primarily related to property, plant and equipment and customer relationship intangible assets (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived intangible assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from eight to 30 years and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Move Costs"), are amortized over periods ranging from eight to 30 years and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from three to 15 years and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from three to 10 years and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations.

The components of our finite-lived intangible assets as of December 31, 2016 and March 31, 2017 are as follows:

	December 31, 2016			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$1,604,020	$(351,497)	$1,252,523	$1,650,854	$(373,925)	$1,276,929
Other finite-lived intangible assets (included in other assets, net)	24,788	(7,989)	16,799	24,225	(10,478)	13,747
Total	$1,628,808	$(359,486)	$1,269,322	$1,675,079	$(384,403)	$1,290,676
Amortization expense associated with finite-lived intangible assets and revenue reduction associated with the amortization of Permanent Withdrawal Fees for the three months ended March 31, 2016 and 2017 are as follows:

	Three Months Ended March 31,
	2016	2017
Amortization expense associated with finite-lived intangible assets	$11,814	$25,115
Revenue reduction associated with amortization of Permanent Withdrawal Fees	2,943	3,158

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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2016 and 2017 was $6,885 ($4,914 after tax or $0.02 per basic and diluted share) and $6,549 ($4,585 after tax or $0.02 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2016	2017
Cost of sales (excluding depreciation and amortization)	$27	$28
Selling, general and administrative expenses	6,858	6,521
Total stock-based compensation	$6,885	$6,549
Stock Options
A summary of our stock options outstanding as of March 31, 2017 by vesting terms is as follows:

	March 31, 2017
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	3,597,671	83.4%
Five-year vesting period (10 year contractual life)	626,204	14.5%
Ten-year vesting period (12 year contractual life)	90,754	2.1%
	4,314,629	100.0%
The weighted average fair value of stock options granted for the three months ended March 31, 2016 and 2017 was $2.49 and $4.26 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective periods are as follows:

	Three Months Ended March 31,
Weighted Average Assumptions	2016	2017
Expected volatility	27.2%	25.8%
Risk-free interest rate	1.32%	1.96%
Expected dividend yield	7%	6%
Expected life	5.6 years	5.0 years
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2016	3,451,698	$31.79
Granted	1,007,224	36.89
Exercised	(136,739)	22.24
Forfeited	(5,773)	28.21
Expired	(1,781)	38.83
Outstanding at March 31, 2017	4,314,629	$33.29	7.57	$17,780
Options exercisable at March 31, 2017	2,126,229	$30.09	5.84	$15,685
Options expected to vest	2,022,212	$36.41	9.24	$1,955
The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017
Aggregate intrinsic value of stock options exercised	$1,433	$1,912
Restricted Stock Units
Under our various equity compensation plans, we may also grant RSUs. Our RSUs generally have a vesting period of between three and five years from the date of grant. However, RSUs granted to our non-employee directors vest immediately upon grant.
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
Cash dividends accrued and paid on RSUs for the three months ended March 31, 2016 and 2017 are as follows:

	Three Months Ended March 31,
	2016	2017
Cash dividends accrued on RSUs	$631	$683
Cash dividends paid on RSUs	1,635	1,855
The fair value of RSUs vested during the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017
Fair value of RSUs vested	$14,978	$14,026

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	1,163,393	$33.21
Granted	525,328	36.90
Vested	(438,091)	32.02
Forfeited	(11,597)	34.65
Non-vested at March 31, 2017	1,239,033	$35.18
Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue and return on invested capital ("ROIC"). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to either (i) a subset of the Standard & Poor's 500 Index (for certain PUs granted prior to 2017), or (ii) a subset of the MSCI United States REIT Index (for certain PUs granted in 2017), rather than the revenue and ROIC targets noted above. The number of PUs earned based on the applicable market condition may range from 0% to 200% of the initial award.
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
Cash dividends accrued and paid on PUs for the three months ended March 31, 2016 and 2017 are as follows:

	Three Months Ended March 31,
	2016	2017
Cash dividends accrued on PUs	$262	$324
Cash dividends paid on PUs	645	205

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the three months ended March 31, 2017, we issued 229,692 PUs. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue and ROIC targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of March 31, 2017, we expected 25%, 100% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2015, 2016 and 2017, respectively.
The fair value of earned PUs that vested during the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017
Fair value of earned PUs that vested	$4,081	$905
A summary of PU activity for the three months ended March 31, 2017 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	559,340	(121,038)	438,302	$33.67
Granted	229,692	—	229,692	41.93
Vested	(32,776)	—	(32,776)	27.60
Forfeited/Performance or Market Conditions Not Achieved	(3,480)	(129,029)	(132,509)	28.57
Non-vested at March 31, 2017	752,776	(250,067)	502,709	$39.18
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. As of March 31, 2017, we had 727,594 shares available under the ESPP.
_______________________________________________________________________________
As of March 31, 2017, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $61,990 and is expected to be recognized over a weighted-average period of 2.4 years.
We generally issue shares of our common stock for the exercises of stock options, the vesting of RSUs and PUs and under our ESPP from unissued reserved shares.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

d.    Income (Loss) Per Share—Basic and Diluted
Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all potential common shares (that is, securities such as stock options, RSUs or PUs) that were outstanding during the period, unless the effect is antidilutive.
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2016 and 2017 is as follows:

	Three Months Ended March 31,
	2016	2017
Income (loss) from continuing operations	$63,041	$58,844
Less: Net income (loss) attributable to noncontrolling interests	267	382
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$62,774	$58,462
(Loss) income from discontinued operations, net of tax	$—	$(337)
Net income (loss) attributable to Iron Mountain Incorporated	$62,774	$58,125

Weighted-average shares—basic	211,526,000	263,855,000
Effect of dilutive potential stock options	482,388	461,761
Effect of dilutive potential RSUs and PUs	463,053	492,905
Weighted-average shares—diluted	212,471,441	264,809,666

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.30	$0.22
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.30	$0.22

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.30	$0.22
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.30	$0.22

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,821,795	2,494,255

_______________________________________________________________________________

(1) Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

e.    Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries ("QRSs") and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rate for the three months ended March 31, 2016 and 2017 was 15.9% and 13.5%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate in the three months ended March 31, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate in the three months ended March 31, 2017 were the benefit derived from the dividends paid deduction, a release of valuation allowances on certain of our foreign net operating losses of $7,511 as a result of the merger of certain of our foreign subsidiaries and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. These benefits were partially offset by the impact of a legislative change enacted in the first quarter of 2017 in the United Kingdom which eliminated the deductibility of certain interest expense and increased our tax provision for the first quarter of 2017 by $1,764, or 2.5%.

During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall's operations into our operations, we reassessed our intentions regarding the indefinite reinvestment of current and future undistributed earnings of our foreign subsidiaries outside the United States (the "2016 Indefinite Reinvestment Assessment"). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of our unconverted foreign TRSs outside the United States. Accordingly, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain of our converted TRSs.
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 and March 31, 2017, respectively, related to cash and cash equivalents. At December 31, 2016 and March 31, 2017, we had time deposits with six global banks and seven global banks, respectively. As of December 31, 2016 and March 31, 2017, our cash and cash equivalents was $236,484 and $295,628, respectively, including time deposits of $22,240 and $25,739, respectively.
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
The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and March 31, 2017, respectively, are as follows:

		Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$22,240	$—		$22,240		$—
Trading Securities	10,659	10,181	(2)	478	(1)	—

		Fair Value Measurements at March 31, 2017 Using
Description	Total Carrying Value at March 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$25,739	$—		$25,739		$—
Trading Securities	10,342	9,958	(2)	384	(1)	—
Derivative Assets(3)	114	—		114		—
_______________________________________________________________________________

(1)
Time deposits and certain trading securities (included in Prepaid expenses and other in our Consolidated Balance Sheets) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)
Derivative assets relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our foreign exchange intercompany exposures, as more fully disclosed at Note 3. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2016 and March 31, 2017, with the exception of: (i) goodwill (as disclosed in Note 2.b.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4); (iii) the Access Contingent Consideration (as defined and disclosed in Note 10); and (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x. in Notes to Consolidated Financial Statements included in our Annual Report), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2016 and 2017, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	23,491	—	23,491
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive income (loss)	23,491	(734)	22,757
Balance as of March 31, 2016	$(152,160)	$—	$(152,160)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments	51,334	—	51,334
Market value adjustments for securities	—	—	—
Total other comprehensive income (loss)	51,334	—	51,334
Balance as of March 31, 2017	$(161,239)	$—	$(161,239)
i.    Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2016 and 2017 consists of the following:

	Three Months Ended March 31,
	2016	2017
Foreign currency transaction (gains) losses, net	$(12,542)	$(4,164)
Other, net	605	(2,200)
	$(11,937)	$(6,364)
j.    Property, Plant and Equipment and Long-Lived Assets
During the three months ended March 31, 2016 and 2017, we capitalized $3,403 and $5,283 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three months ended March 31, 2016 and 2017 was $451 and $459, respectively. These gains are primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

k.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 modifies the process by which entities will test goodwill for impairment. Under existing GAAP, when the carrying value of a reporting unit exceeds the reporting unit’s fair value, an entity would then proceed to a “Step 2” goodwill impairment analysis, which requires calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of the reporting unit’s goodwill. We adopted ASU 2017-04 in the first quarter of 2017 and it did not impact our consolidated financial statements.

As Yet Adopted Accounting Pronouncements

a. ASU 2014-09

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

ASU 2014-09 will replace the current revenue recognition criteria under GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services. The two permitted transition methods under ASU 2014-09 are: (i) the full retrospective method, whereby ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of adoption would be recognized at the earliest period shown, or (ii) the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method.

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

ii. Accounting for Initial Moves

Under current GAAP, intake costs not charged to transport boxes to one of our facilities, which include labor and transportation costs, are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. Under ASU 2014-09, however, the revenue and costs associated with all initial moves of physical storage, regardless of whether or not the services associated with such initial moves are provided to the customer at no charge, will be deferred and recognized over the period consistent with the transfer of the service to the customer to which the asset relates. In the year of adoption, this will result in decreased intangible assets and increased deferred revenue on our Consolidated Balance Sheet, a reduction in cost of sales and a corresponding increase in amortization expense (assuming consistent levels of spending up through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows.

b. Other As Yet Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us on January 1, 2018. We do not believe that the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides greater clarity on the definition of a business to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. ASU 2017-01 is effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the impact ASU 2017-01 will have on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures in certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2016, we had no forward contracts outstanding. As of March 31, 2017, we had outstanding forward contracts to purchase 46,000 Canadian dollars and sell $34,439 to hedge our foreign exchange exposures associated with the Canadian dollar. As of March 31, 2017, we recorded a derivative asset of $114 which is a component of Prepaid expenses and other on our Consolidated Balance Sheet. During the three months ended March 31, 2016 and 2017, there were no cash receipts or payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts.
We have designated a portion of our Euro denominated borrowings by IMI under our Revolving Credit Facility (discussed more fully in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2016 and 2017, we designated, on average, 30,218 and 49,600 Euros, respectively, of our Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains, net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended March 31,
	2016	2017
Foreign exchange (losses) gains	$(1,342)	$(1,072)
Less: Tax (benefit) expense on foreign exchange (losses) gains	—	—
Foreign exchange (losses) gains, net of tax	$(1,342)	$(1,072)
As of March 31, 2017, cumulative net gains of $17,131, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions in 2017 was primarily provided through cash flows from operating activities and borrowings, as well as cash and cash equivalents on-hand.
a. Acquisition of Recall in 2016

On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331,800 in cash and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the New York Stock Exchange prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900.

In connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the United States Department of Justice (the “DOJ”), the Australian Competition and Consumer Commission (the “ACCC”), the Canada Competition Bureau (the “CCB”) and the United Kingdom Competition and Markets Authority (the “CMA”).

As part of the regulatory approval process, we agreed to make certain divestments in order to address competition concerns raised by the DOJ, the ACCC, the CCB and the CMA in respect of the Recall Transaction (the “Divestments”). The Divestments, all of which were completed during the year ended December 31, 2016, are defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and are described in greater detail within that note, as well as within Note 10 in this Quarterly Report, were as follows:

i.	United States

•	The Initial United States Divestments

•	The Seattle/Atlanta Divestments

ii.	Australia

•	The Australia Divestment Business

iii.	Canada

•	The Recall Canadian Divestments

•	The Iron Mountain Canadian Divestments

iv.	United Kingdom

•	The UK Divestments

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, our current estimates of purchase accounting adjustments (including amortization expenses from acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable operating leases), stock-based compensation and related tax effects. Through March 31, 2017, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

The Pro Forma Financial Information, for all periods presented, excludes from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. See Note 10 for information regarding our conclusion with respect to the presentation of these divestments as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information through the closing date of the Australia Sale (as defined in Note 10), in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale (as defined in Note 10), in the case of the Iron Mountain Canadian Divestments, as these businesses do not qualify for discontinued operations. See Note 10 for information regarding our conclusion that these divestments do not meet the criteria to be reported as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $13,376 of total revenues and $806 of total income from continuing operations for the three months ended March 31, 2016.

Three Months Ended March 31, 2016
Total Revenues	$937,952
Income from Continuing Operations	$58,058
Per Share Income from Continuing Operations - Basic	$0.22
Per Share Income from Continuing Operations - Diluted	$0.22
In addition to our acquisition of Recall, we completed certain other acquisitions during 2016 and 2017. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

b. Other Noteworthy Acquisitions

In November 2016, we entered into a binding agreement to acquire the information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15,200 Euros (approximately $16,000, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13,500 Euros (or approximately $14,200, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction. During the first quarter of 2017, we acquired the information management assets and operations of Santa Fe in Macau and South Korea (the "2017 Santa Fe Transaction") for approximately 925 Euros (or approximately $1,000, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2017 Santa Fe Transaction). We expect to acquire Santa Fe's information management assets and operations in India, Indonesia and the Philippines by the end of the second quarter of 2017.

In addition to the 2017 Santa Fe Transaction noted above, during 2017, in order to enhance our existing operations in the United States and Greece and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies and one art storage company for total consideration of approximately $13,700. The individual purchase prices of these acquisitions ranged from approximately $2,000 to approximately $4,400.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2017 acquisitions is as follows:

Cash Paid (gross of cash acquired)(1)	$13,736
Fair Value of Noncontrolling Interests	843
Total Consideration	14,579
Fair Value of Identifiable Assets Acquired:
Cash	1,631
Accounts Receivable and Prepaid Expenses	1,771
Other Assets	692
Property, Plant and Equipment(2)	2,845
Customer Relationship Intangible Assets(3)	8,222
Accounts Payable, Accrued Expenses and Other Liabilities	(6,208)
Deferred Income Taxes	(461)
Total Fair Value of Identifiable Net Assets Acquired	8,492
Goodwill Initially Recorded(4)	$6,087
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 is net cash acquired of $1,631 and contingent and other payments, net of $82 related to acquisitions made in previous years.

(2)
Consists primarily of racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2017 was 20 years.

(4) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

Allocations of the purchase price for acquisitions made in 2016 and 2017 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of March 31, 2017 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the Recall Transaction and the Santa Fe Transaction, as well as other acquisitions which closed in 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended March 31, 2017 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2016				March 31, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility	$953,548	$(7,530)	$946,018	$953,548	$988,327		$(6,800)	$981,527	$988,327
Term Loan	234,375	—	234,375	234,375	228,125		—	228,125	228,125
Australian Dollar Term Loan (the "AUD Term Loan")	177,198	(3,774)	173,424	178,923	186,963		(3,832)	183,131	188,715
6% Senior Notes due 2020 (the "6% Notes due 2020")(1)(2)	1,000,000	(12,730)	987,270	1,052,500	1,000,000		(11,881)	988,119	1,046,250
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(1)(2)	500,000	(7,593)	492,407	511,250	500,000		(7,163)	492,837	512,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(3)	148,792	(1,635)	147,157	155,860	150,045		(1,561)	148,484	155,859
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)	493,648	(6,214)	487,434	527,562	499,508		(6,012)	493,496	529,478
6% Senior Notes due 2023 (the "6% Notes due 2023")(1)	600,000	(7,322)	592,678	637,500	600,000		(7,048)	592,952	632,280
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(3)	185,990	(3,498)	182,492	188,780	187,557		(3,405)	184,152	193,418
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(1)	1,000,000	(10,529)	989,471	1,027,500	1,000,000		(10,186)	989,814	1,017,500
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)	250,000	(4,044)	245,956	242,500	250,000		(3,937)	246,063	248,750
Real Estate Mortgages, Capital Leases and Other	478,565	(1,277)	477,288	478,565	518,191		(1,239)	516,952	518,191
Accounts Receivable Securitization Program(4)	247,000	(384)	246,616	247,000	250,000		(308)	249,692	250,000
Mortgage Securitization Program	50,000	(1,405)	48,595	50,000	50,000		(1,369)	48,631	50,000
Total Long-term Debt	6,319,116	(67,935)	6,251,181		6,408,716	—	(64,741)	6,343,975
Less Current Portion	(172,975)	—	(172,975)		(421,535)		308	(421,227)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206		$5,987,181		$(64,433)	$5,922,748
______________________________________________________________

(1)	Collectively, the "Parent Notes".

(2)	Collectively, the "Unregistered Notes".

(3)	Collectively, the "CAD Notes".

(4)
Because the Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations under the program become due, this debt is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of March 31, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2017 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2016 (which are disclosed in our Annual Report). Additionally, see Note 6 for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments.
a. Credit Agreement
On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement. The Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the Credit Agreement. Borrowings under the Credit Agreement may be prepaid without penalty or premium, in whole or in part, at any time. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750,000. The original amount of the Term Loan was $250,000. We have the option to request additional commitments of up to $250,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement.
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
The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of March 31, 2017, we had $988,327 and $228,125 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $988,327 of outstanding borrowings under the Revolving Credit Facility, $741,000 was denominated in United States dollars and 231,530 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $53,649. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $708,024 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.0% as of March 31, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.0% and ranged from 2.3% to 5.0% as of March 31, 2017 and the interest rate in effect under the Term Loan as of March 31, 2017 was 3.2%.
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure borrowings under the Credit Agreement, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2016 and March 31 2017, respectively, and our leverage ratio under our indentures as of December 31, 2016 and March 31, 2017, respectively, are as follows:

	December 31, 2016	March 31, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.7	2.7	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.5	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.3	Minimum allowable of 1.5
As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only applies when our net total lease adjusted leverage ratio exceeds 6.0 as measured as of the end of the most recently completed fiscal quarter.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
b. Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty, Ltd., a wholly owned subsidiary of IMI, entered into a 250,000 Australian dollar Syndicated Term Loan B Facility (the "AUD Term Loan"), which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243,750 Australian dollars (or approximately $185,800, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of March 31, 2017, we had 246,875 Australian dollars ($188,715 based upon the exchange rate between the United States dollar and the Australian dollar as of March 31, 2017) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.1%. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,725 and $1,752 as of December 31, 2016 and March 31, 2017, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

c. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. Iron Mountain Information Management, LLC ("IMIM") retains the responsibility of servicing the accounts receivable balances pledged as collateral in this transaction and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of March 31, 2017, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $250,000. The interest rate in effect under the Accounts Receivable Securitization Program was 1.9% as of March 31, 2017.
d. Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statement of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statement of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. As of March 31, 2017, the outstanding amount under the Mortgage Securitization Program was $50,000. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of March 31, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

e. Cash Pooling
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated fully-owned subsidiary of ING Group, in order to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with BMG is pledged as security against the drawings of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pools. At December 31, 2016, we had a net cash position of approximately $1,700 (which consisted of a gross cash position of approximately $69,500 less outstanding borrowings of approximately $67,800 by participating subsidiaries).

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. As of March 31, 2017, we utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and one pool for our TRSs (the "TRS Cash Pool"). As of March 31, 2017, we had a net cash position of approximately $5,400 in the QRS Cash Pool (which consisted of a gross cash position of approximately $478,200 less outstanding borrowings of approximately $472,800 by participating subsidiaries) and we had a net cash position of approximately $11,100 in the TRS Cash Pool (which consisted of a gross cash position of approximately $217,300 less outstanding borrowings of approximately $206,200 by participating subsidiaries). The net cash position balances as of December 31, 2016 and March 31, 2017, respectively, are reflected as cash and cash equivalents in the Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2016 and March 31, 2017 and for the three months ended March 31, 2016 and 2017 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes and the 5 3/8% Notes are guaranteed by the direct and indirect 100% owned United States subsidiaries of IMI, that represent the substantial majority of our United States operations (the "Guarantors"). The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes, which were issued by Iron Mountain Europe PLC ("IME"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc. which is one of the Guarantors. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes and the 5 3/8% Notes, including IME, the Accounts Receivable Securitization Special Purpose Subsidiaries and the Mortgage Securitization Special Purpose Subsidiary, but excluding Canada Company, are referred to below as the "Non-Guarantors".
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
In July 2016, certain Non-Guarantor subsidiaries which were originally established at the time of our acquisition of Crozier Fine Arts in December 2015 (the “Crozier Entities”), were merged into IMIM, a Guarantor and a substantive operating entity (the “Crozier Merger”). As a result of the Crozier Merger, we have recast the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 to conform to the current period presentation of the Crozier Entities.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents:	$2,405	$23,380	$17,110	$193,589	$—	$236,484
Accounts receivable	—	53,364	37,781	600,104	—	691,249
Intercompany receivable	—	653,008	21,114	—	(674,122)	—
Prepaid expenses and other	—	70,660	4,967	108,776	(29)	184,374
Total Current Assets	2,405	800,412	80,972	902,469	(674,151)	1,112,107
Property, Plant and Equipment, Net	483	1,804,991	159,391	1,118,461	—	3,083,326
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,014,330	1,000	—	—	(4,015,330)	—
Investment in subsidiaries	1,659,518	699,411	35,504	77,449	(2,471,882)	—
Goodwill	—	2,602,784	217,422	1,084,815	—	3,905,021
Other	—	765,698	49,570	571,078	—	1,386,346
Total Other Assets, Net	5,673,848	4,068,893	302,496	1,733,342	(6,487,212)	5,291,367
Total Assets	$5,676,736	$6,674,296	$542,859	$3,754,272	$(7,161,363)	$9,486,800
Liabilities and Equity
Intercompany Payable	$558,492	$—	$—	$115,630	$(674,122)	$—
Current Portion of Long-Term Debt	—	51,456	—	121,548	(29)	172,975
Total Other Current Liabilities	58,478	488,194	40,442	286,468	—	873,582
Long-Term Debt, Net of Current Portion	3,093,388	1,055,642	335,410	1,593,766	—	6,078,206
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	4,014,330	—	—	(4,015,330)	—
Other Long-term Liabilities	—	127,715	54,054	188,900	—	370,669
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	28,831	—	—	25,866	—	54,697
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	936,959	112,953	1,421,970	(2,471,882)	1,936,547
Noncontrolling Interests	—	—	—	124	—	124
Total Equity	1,936,547	936,959	112,953	1,422,094	(2,471,882)	1,936,671
Total Liabilities and Equity	$5,676,736	$6,674,296	$542,859	$3,754,272	$(7,161,363)	$9,486,800

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$470	$64,550	$5,763	$410,667	$(185,822)	$295,628
Accounts receivable	—	36,545	36,215	648,270	—	721,030
Intercompany receivable	—	904,316	33,923	—	(938,239)	—
Prepaid expenses and other	114	79,337	6,325	96,232	(29)	181,979
Total Current Assets	584	1,084,748	82,226	1,155,169	(1,124,090)	1,198,637
Property, Plant and Equipment, Net	438	1,810,787	157,814	1,142,701	—	3,111,740
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,214,179	1,000	—	—	(4,215,179)	—
Investment in subsidiaries	1,750,210	785,770	35,948	85,456	(2,657,384)	—
Goodwill	—	2,584,712	217,837	1,154,509	—	3,957,058
Other	—	762,098	49,211	593,390	—	1,404,699
Total Other Assets, Net	5,964,389	4,133,580	302,996	1,833,355	(6,872,563)	5,361,757
Total Assets	$5,965,411	$7,029,115	$543,036	$4,131,225	$(7,996,653)	$9,672,134
Liabilities and Equity
Intercompany Payable	$698,066	$—	$—	$240,173	$(938,239)	$—
Borrowings under cash pools	—	138,693	—	47,129	(185,822)	—
Current Portion of Long-Term Debt	—	45,837	—	375,419	(29)	421,227
Total Other Current Liabilities	199,038	454,823	41,747	301,634	—	997,242
Long-Term Debt, Net of Current Portion	3,159,864	1,014,038	338,456	1,410,390	—	5,922,748
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	4,214,179	—	—	(4,215,179)	—
Other Long-term Liabilities	—	138,228	41,429	180,178	—	359,835
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	4,718	—	—	62,590	—	67,308
Total Iron Mountain Incorporated Stockholders' Equity	1,902,725	1,023,317	121,404	1,512,663	(2,657,384)	1,902,725
Noncontrolling Interests	—	—	—	1,049	—	1,049
Total Equity	1,902,725	1,023,317	121,404	1,513,712	(2,657,384)	1,903,774
Total Liabilities and Equity	$5,965,411	$7,029,115	$543,036	$4,131,225	$(7,996,653)	$9,672,134
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at March 31, 2017 is approximately $58,200 and $144,100 of cash on deposit associated with our Cash Pools for the Guarantor and Non-Guarantors, respectively. See Note 5 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$313,619	$27,605	$119,987	$—	$461,211
Service	—	188,908	14,642	85,929	—	289,479
Intercompany revenues	—	1,013	—	17,345	(18,358)	—
Total Revenues	—	503,540	42,247	223,261	(18,358)	750,690
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	208,154	6,790	111,161	—	326,105
Selling, general and administrative	72	150,019	3,373	54,302	—	207,766
Intercompany cost of sales	—	3,354	13,991	1,013	(18,358)	—
Depreciation and amortization	45	56,926	3,079	27,154	—	87,204
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(570)	6	113	—	(451)
Total Operating Expenses	117	417,883	27,239	193,743	(18,358)	620,624
Operating (Loss) Income	(117)	85,657	15,008	29,518	—	130,066
Interest Expense (Income), Net	39,984	(8,509)	10,034	25,553	—	67,062
Other Expense (Income), Net	886	3,456	(20)	(16,259)	—	(11,937)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(40,987)	90,710	4,994	20,224	—	74,941
Provision (Benefit) for Income Taxes	—	9,070	1,866	964	—	11,900
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(103,761)	(22,374)	(1,371)	(3,128)	130,634	—
Net Income (Loss)	62,774	104,014	4,499	22,388	(130,634)	63,041
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	267	—	267
Net Income (Loss) Attributable to Iron Mountain Incorporated	$62,774	$104,014	$4,499	$22,121	$(130,634)	$62,774
Net Income (Loss)	$62,774	$104,014	$4,499	$22,388	$(130,634)	$63,041
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,342)	—	1,789	23,531	—	23,978
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	24,099	24,099	661	1,789	(50,648)	—
Total Other Comprehensive Income (Loss)	22,757	23,365	2,450	25,320	(50,648)	23,244
Comprehensive Income (Loss)	85,531	127,379	6,949	47,708	(181,282)	86,285
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	754	—	754
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$85,531	$127,379	$6,949	$46,954	$(181,282)	$85,531

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended March 31, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$349,351	$32,006	$190,922	$—	$572,279
Service	—	218,209	16,050	132,338	—	366,597
Intercompany revenues	—	1,097	—	22,342	(23,439)	—
Total Revenues	—	568,657	48,056	345,602	(23,439)	938,876
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	239,329	7,550	179,828	—	426,707
Selling, general and administrative	79	162,705	3,561	73,821	—	240,166
Intercompany cost of sales	—	6,606	15,736	1,097	(23,439)	—
Depreciation and amortization	46	76,161	4,238	44,262	—	124,707
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(548)	2	87	—	(459)
Total Operating Expenses	125	484,253	31,087	299,095	(23,439)	791,121
Operating (Loss) Income	(125)	84,404	16,969	46,507	—	147,755
Interest Expense (Income), Net	42,784	(3,279)	11,670	34,880	—	86,055
Other Expense (Income), Net	81	2,519	(27)	(8,937)	—	(6,364)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(42,990)	85,164	5,326	20,564	—	68,064
Provision (Benefit) for Income Taxes	—	12,744	(3,488)	(36)	—	9,220
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(101,115)	(23,413)	(157)	(8,814)	133,499	—
Income (Loss) from Continuing Operations	58,125	95,833	8,971	29,414	(133,499)	58,844
Income (Loss) from Discontinued Operations, Net of Tax	—	198	—	(535)	—	(337)
Net Income (Loss)	58,125	96,031	8,971	28,879	(133,499)	58,507
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	382	—	382
Net Income (Loss) Attributable to Iron Mountain Incorporated	$58,125	$96,031	$8,971	$28,497	$(133,499)	$58,125
Net Income (Loss)	$58,125	$96,031	$8,971	$28,879	$(133,499)	$58,507
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,072)	—	635	51,221	—	50,784
Equity in Other Comprehensive Income (Loss) of Subsidiaries	52,406	28,540	287	635	(81,868)	—
Total Other Comprehensive Income (Loss)	51,334	28,540	922	51,856	(81,868)	50,784
Comprehensive Income (Loss)	109,459	124,571	9,893	80,735	(215,367)	109,291
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(168)	—	(168)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$109,459	$124,571	$9,893	$80,903	$(215,367)	$109,459

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(48,737)	$121,636	$6,477	$1,742	$—	$81,118
Cash Flows from Investing Activities:
Capital expenditures	—	(61,886)	(1,007)	(17,959)	—	(80,852)
Cash paid for acquisitions, net of cash acquired	—	—	130	(19,470)	—	(19,340)
Intercompany loans to subsidiaries	166,442	31,987	—	—	(198,429)	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(4,733)	—	(2,525)	—	(7,258)
Proceeds from sales of property and equipment and other, net (including real estate)	—	50	—	119	—	169
Cash Flows from Investing Activities	164,857	(36,167)	(877)	(39,835)	(195,259)	(107,281)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(8,463)	(1,422,545)	(383,896)	(569,311)	—	(2,384,215)
Proceeds from revolving credit and term loan facilities and other debt	—	1,500,499	370,816	638,530	—	2,509,845
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	885	—	885
Intercompany loans from parent	—	(167,514)	(1,111)	(29,804)	198,429	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(104,931)	—	—	—	—	(104,931)
Net (payments) proceeds associated with employee stock-based awards	(1,975)	—	—	—	—	(1,975)
Excess tax (deficiency) benefit from stock-based compensation	(348)	—	—	—	—	(348)
Cash Flows from Financing Activities	(115,717)	(87,975)	(14,191)	41,885	195,259	19,261
Effect of exchange rates on cash and cash equivalents	—	—	(608)	(2,926)	—	(3,534)
Increase (Decrease) in cash and cash equivalents	403	(2,506)	(9,199)	866	—	(10,436)
Cash and cash equivalents, beginning of period	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, end of period	$554	$5,297	$3,983	$108,111	$—	$117,945

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(41,288)	$136,411	$5,291	$21,760	$—	$122,174
Cash Flows from Operating Activities—Discontinued Operations	—	198	(535)	—	—	(337)
Cash Flows from Operating Activities	(41,288)	136,609	4,756	21,760	—	121,837
Cash Flows from Investing Activities:
Capital expenditures	—	(53,175)	(2,555)	(17,472)	—	(73,202)
Cash paid for acquisitions, net of cash acquired	—	(6,380)	—	(5,807)	—	(12,187)
Intercompany loans to subsidiaries	(1,187)	(72,807)	—	(478)	74,472	—
Investment in subsidiaries	(16,170)	—	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(20,653)	(271)	(479)	—	(21,403)
Net proceeds from Iron Mountain Divestments (see Note 10)	—	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	93	2	(29)	—	66
Cash Flows from Investing Activities—Continuing Operations	(17,357)	(152,922)	(2,824)	(21,842)	90,642	(104,303)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Investing Activities	(17,357)	(152,922)	(2,824)	(21,842)	90,642	(104,303)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(31,733)	(1,495,558)	(71)	(1,154,986)	—	(2,682,348)
Proceeds from revolving credit and term loan facilities and other debt	94,811	1,423,653	—	1,196,319	—	2,714,783
Borrowings (payments) under cash pools	—	138,693	—	47,129	(185,822)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	10,668	—	10,668
Intercompany loans from parent	—	(9,305)	(12,680)	96,457	(74,472)	—
Equity contribution from parent	—	—	—	16,170	(16,170)	—
Parent cash dividends	(2,060)	—	—	—	—	(2,060)
Net payments associated with employee stock-based awards	(4,308)	—	—	—	—	(4,308)
Payment of debt financing and stock issuance costs	—	—	(73)	—	—	(73)
Cash Flows from Financing Activities—Continuing Operations	56,710	57,483	(12,824)	211,757	(276,464)	36,662
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	56,710	57,483	(12,824)	211,757	(276,464)	36,662
Effect of exchange rates on cash and cash equivalents	—	—	(455)	5,403	—	4,948
(Decrease) Increase in cash and cash equivalents	(1,935)	41,170	(11,347)	217,078	(185,822)	59,144
Cash and cash equivalents, beginning of period	2,405	23,380	17,110	193,589	—	236,484
Cash and cash equivalents, end of period	$470	$64,550	$5,763	$410,667	$(185,822)	$295,628

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information

Our five reportable operating segments as of December 31, 2016 are described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:

•	North American Records and Information Management Business

•	North American Data Management Business

•	Western European Business

•	Other International Business

•	Corporate and Other Business

There have been no changes made to our reportable operating segments since December 31, 2016. The operations associated with acquisitions completed during the first three months of 2017 (which are described in Note 4) have been incorporated into our existing reportable operating segments.
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended March 31, 2016
Total Revenues	$444,681	$96,343	$93,876	$101,341	$14,449	$750,690
Depreciation and Amortization	45,350	5,670	11,251	14,286	10,647	87,204
Depreciation	40,255	5,422	8,671	10,902	10,140	75,390
Amortization	5,095	248	2,580	3,384	507	11,814
Adjusted EBITDA	176,557	53,460	31,946	21,576	(48,393)	235,146
Expenditures for Segment Assets	46,666	4,827	6,060	32,156	17,741	107,450
Capital Expenditures	42,088	4,827	4,059	12,162	17,716	80,852
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	(130)	—	—	19,470	—	19,340
Acquisitions of Customer Relationships and Customer Inducements	4,708	—	2,001	524	25	7,258
For the Three Months Ended March 31, 2017
Total Revenues	507,597	106,950	120,072	189,241	15,016	938,876
Depreciation and Amortization	60,535	8,933	14,297	27,676	13,266	124,707
Depreciation	51,952	6,673	10,888	19,305	10,774	99,592
Amortization	8,583	2,260	3,409	8,371	2,492	25,115
Adjusted EBITDA	209,530	55,912	34,142	55,347	(62,357)	292,574
Expenditures for Segment Assets	51,888	8,737	5,025	18,620	22,522	106,792
Capital Expenditures	26,578	8,737	4,898	12,467	20,522	73,202
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	4,379	—	—	5,808	2,000	12,187
Acquisitions of Customer Relationships and Customer Inducements	20,931	—	127	345	—	21,403
The accounting policies of the reportable segments are the same as those described in Note 2 and in our Annual Report. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other (income) expense, net; (iv) gain on sale of real estate, net of tax; and (v) Recall Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended March 31,
	2016	2017
Adjusted EBITDA	$235,146	$292,574
(Add)/Deduct:
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(451)	(459)
Provision (Benefit) for Income Taxes	11,900	9,220
Other (Income) Expense, Net	(11,937)	(6,364)
Interest Expense, Net	67,062	86,055
Depreciation and Amortization	87,204	124,707
Recall Costs(1)	18,327	20,571
Income (Loss) from Continuing Operations	$63,041	$58,844
_______________________________________________________________________________

(1)
Represents operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs to complete the Divestments required in connection with receipt of regulatory approval, including transitional services required to support the divested businesses during a transition period and operating expenditures to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Costs").

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies

a.    Litigation—General

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and reasonably able to be estimated, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $20,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
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
In fiscal year 2016 and in the first three months of 2017, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 17, 2016	0.4850	March 7, 2016	$102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
(10) Divestments
As disclosed in Note 4, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, the ACCC, the CCB and the CMA and, as part of the regulatory approval process, we agreed to make the Divestments.
On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27-month anniversary of the closing of the Access Sale (the "Access Contingent Consideration"). Our estimate of the fair value of the Access Contingent Consideration is approximately $21,400 (which reflects a fair value adjustment of approximately $2,200 and a present value adjustment of approximately $1,400). We have a non-trade receivable amounting to $22,000 included in Other, a component of Other Assets, Net in our Consolidated Balance Sheet as of March 31, 2017 related to the Access Contingent Consideration.

On December 29, 2016, we completed the sale of the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the Iron Mountain Canadian Divestments to ARKIVE, Inc., an information management company (“ARKIVE”), for total consideration of approximately $50,000, subject to adjustments (the “ARKIVE Sale”). Of the total consideration, we received approximately $45,000 in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. ARKIVE may be entitled to receive from us, on the 24-month anniversary of the closing of the ARKIVE Sale, cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

On October 31, 2016, after receiving approval of the proposed transaction from the ACCC, we completed the sale of the Australia Divestment Business (the “Australia Sale”) to a consortium led by Housatonic Partners (the “Australia Divestment Business Purchasers”) for total consideration of approximately 70,000 Australian dollars (or approximately $53,200, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016, the closing date of the Australia Sale), subject to adjustments. The total consideration consists of (i) 35,000 Australian dollars in cash received upon the closing of the Australia Sale and (ii) 35,000 Australian dollars in the form of a note due from the Australia Divestment Business Purchasers to us (the “Bridging Loan Note”). The Bridging Loan Note bears interest at 3.3% per annum and matures on December 29, 2017, at which point all outstanding obligations become due. The total consideration for the Australia Sale is subject to certain adjustments, including ones associated with customer attrition, subsequent to the closing of the Australia Sale.

On December 9, 2016, we completed the sale of the UK Divestments (the "UK Sale") to the Oasis Group for total consideration of approximately 1,800 British pounds sterling (or approximately $2,200, based upon the exchange rate between the United States dollar and the British pound sterling as of December 9, 2016, the closing date of the UK Sale), subject to adjustments.

We have concluded that the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations as our decision to divest these businesses did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statement of Operations for the three months ended March 31, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Consolidated Statement of Cash Flows for the three months ended March 31, 2016.
We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.
The table below summarizes certain results of operations of the Recall Divestments:

	Three Months Ended March 31, 2017
Description	Initial United States Divestments	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	$—	$239		$(668)	$—	$(429)
Provision (Benefit) for Income Taxes	—	41	—	(133)	—	(92)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$198		$(535)	$—	$(337)
_____________________________________________________________________________

(1) During the three months ended March 31, 2017, we recognized a loss from discontinued operations before benefit for income taxes of $429, primarily related to costs associated with transitional service agreements related to the Recall Divestments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Recall Costs

Recall Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2016	2017
Cost of sales (excluding depreciation and amortization)	$—	$7,887
Selling, general and administrative expenses	18,327	12,684
Total Recall Costs	$18,327	$20,571

Recall Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Three Months Ended March 31,
	2016	2017
North American Records and Information Management Business	$39	$7,299
North American Data Management Business	—	873
Western European Business	217	3,216
Other International Business	431	1,651
Corporate and Other Business	17,640	7,532
Total Recall Costs	$18,327	$20,571
A rollforward of accrued liabilities related to Recall Costs on our Consolidated Balance Sheets as of December 31, 2016 to March 31, 2017 is as follows:

Accrual for Recall Costs
Balance at December 31, 2016	$4,914
Amounts accrued	5,147
Change in estimates(1)	(230)
Payments	(5,371)
Currency translation adjustments	47
Balance at March 31, 2017(2)	$4,507
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Recall Costs as of March 31, 2017 presented in the table above generally related to employee severance costs and onerous lease liabilities. We expect that the majority of these liabilities will be paid throughout 2017. Additional Recall Costs recorded in our Consolidated Statement of Operations have either been settled in cash during the three months ended March 31, 2017 or are included in our Consolidated Balance Sheet as of March 31, 2017 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2017, included herein, and for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2017 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2017 consolidated internal storage rental revenue growth rate and capital expenditures, (3) estimate of total acquisition and integration expenditures associated with our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"), and (4) expected cost savings associated with the Transformation Initiative (as defined below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to data security and privacy issues, as well as fire and safety standards;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

•	changes in the amount of our capital expenditures;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report, as well as our other periodic reports filed with the SEC including under "Risk Factors" in our Annual Report.

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three month period ended March 31, 2017 within each section.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the three months ended March 31, 2016.
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs to complete the Divestments (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report) including transitional services required to support the divested businesses during a transition period and operating expenditures to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs ("Recall Costs") and (ii) capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through March 31, 2017, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $224.2 million, including $199.5 million of Recall Costs and $24.7 million of capital expenditures.
See Note 11 to Notes to Consolidated Financial Statements included in this Quarterly Report for more information on Recall Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Divestments Associated with the Recall Transaction
As disclosed in Note 4 to Notes to Consolidated Financial Statements included in this Quarterly Report, we sought regulatory approval of the Recall Transaction and, as part of the regulatory approval process, we agreed to make the Divestments.

The Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Recall Divestments") meet the criteria to be reported as discontinued operations as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction. Accordingly, the results of operations for the Recall Divestments are presented as a component of discontinued operations in our Consolidated Statement of Operations for the three months ended March 31, 2017 and the cash flows associated with the Recall Divestments are presented as a component of cash flows from discontinued operations in our Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

The Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Iron Mountain Divestments") do not meet the criteria to be reported as discontinued operations as our decision to divest the Iron Mountain Divestments does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statement of Operations for the three months ended March 31, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

The Australia Divestment Business represents approximately $12.2 million of total revenues and approximately $0.1 million of total income from continuing operations for the three months ended March 31, 2016. The Iron Mountain Canadian Divestments represent approximately $1.2 million of total revenues and approximately $0.7 million of total income from continuing operations for the three months ended March 31, 2016. The Australia Divestment Business was previously included in our Other International Business segment and the Iron Mountain Canadian Divestments were previously included in our North American Records and Information Management Business segment.

See Note 10 to Notes to Consolidated Financial Statements included in this Quarterly Report for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2017.

Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs by $125.0 million by the end of 2017, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"). As a result of the Transformation Initiative, we recorded a charge of $5.7 million for the three months ended March 31, 2016, primarily related to employee severance and associated benefits. We are on target to achieve our $125.0 million cost reduction goal by the end of 2017.
General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and technology escrow services that protect and manage source code. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Information Governance and Digital Solutions, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services; (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
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

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation incurred by our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,		Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.722	$0.758	5.0%
Brazilian real	$0.257	$0.318	23.7%
British pound sterling	$1.433	$1.239	(13.5)%
Canadian dollar	$0.729	$0.756	3.7%
Euro	$1.103	$1.066	(3.4)%

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other (income) expense, net; (iv) gain on sale of real estate, net of tax; and (v) Recall Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2017
Income (Loss) from Continuing Operations	$63,041	$58,844
Add/(Deduct):
Provision (Benefit) for Income Taxes	11,900	9,220
Other (Income) Expense, Net	(11,937)	(6,364)
Interest Expense, Net	67,062	86,055
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(451)	(459)
Depreciation and Amortization	87,204	124,707
Recall Costs	18,327	20,571
Adjusted EBITDA	$235,146	$292,574

Adjusted EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) other (income) expense, net; (5) Recall Costs; and (6) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2016	2017
Reported EPS—Fully Diluted from Continuing Operations	$0.30	$0.22
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—
Other (Income) Expense, Net	(0.06)	(0.02)
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—
Recall Costs	0.09	0.08
Tax Impact of Reconciling Items and Discrete Tax Items(1)	—	(0.04)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.33	$0.24
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three months ended March 31, 2016 and 2017, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2016 and 2017 was 14.0% and 23.1%, respectively.

(2)	Columns may not foot due to rounding.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other (income) expense, net; (4) Recall Costs; (5) the tax impact of reconciling items and discrete tax items; (6) loss (income) from discontinued operations, net of tax; and (7) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net Income (Loss) to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended March 31,
	2016	2017
Net Income (Loss)	$63,041	$58,507
Add/(Deduct):
Real Estate Depreciation(1)	45,063	62,956
FFO (NAREIT)	108,104	121,463
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(451)	(459)
Other (Income) Expense, Net(2)	(11,937)	(6,364)
Recall Costs	18,327	20,571
Tax Impact of Reconciling Items and Discrete Tax Items(3)	577	(9,678)
Loss (Income) from Discontinued Operations, Net of Tax(4)	—	337
FFO (Normalized)	$114,620	$125,870
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)	Includes foreign currency transaction (gains) losses, net of $(12.5) million and $(4.2) million in the three months ended March 31, 2016 and 2017, respectively.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items.

(4)	Net of tax benefit of $0.1 million for the three months ended March 31, 2017.

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2016.
Recent Accounting Pronouncements
See Note 2.k. to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of three months ended March 31, 2017 to three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$750,690	$938,876	$188,186	25.1%
Operating Expenses	620,624	791,121	170,497	27.5%
Operating Income	130,066	147,755	17,689	13.6%
Other Expenses, Net	67,025	88,911	21,886	32.7%
Income from Continuing Operations	63,041	58,844	(4,197)	(6.7)%
Loss from Discontinued Operations, Net of Tax	—	(337)	(337)	(100.0)%
Net Income	63,041	58,507	(4,534)	(7.2)%
Net Income Attributable to Noncontrolling Interests	267	382	115	43.1%
Net Income Attributable to Iron Mountain Incorporated	$62,774	$58,125	$(4,649)	(7.4)%
Adjusted EBITDA(1)	$235,146	$292,574	$57,428	24.4%
Adjusted EBITDA Margin(1)	31.3%	31.2%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$461,211	$572,279	$111,068	24.1%	24.6%	3.0%
Service	289,479	366,597	77,118	26.6%	26.7%	0.6%
Total Revenues	$750,690	$938,876	$188,186	25.1%	25.4%	2.0%

_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates.

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

Storage Rental Revenues

Consolidated storage rental revenues increased $111.1 million, or 24.1%, to $572.3 million for the three months ended March 31, 2017 from $461.2 million for the three months ended March 31, 2016. In the three months ended March 31, 2017, the net impact of acquisitions/divestitures and consolidated internal storage rental revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 21.6% to the reported storage rental revenue growth rate for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 3.0% in the three months ended March 31, 2017 compared to the comparable prior year period was driven by internal storage rental revenue growth of 2.7%, 1.7% and 8.3% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases, as well as internal storage rental revenue growth of 1.9% in our North American Records and Information Management Business segment, primarily driven by net price increases. Excluding the impact of acquisitions, global records management net volumes as of March 31, 2017 increased by 1.9% over the ending volume as of March 31, 2016. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rate for the three months ended March 31, 2017 by 0.5% compared to the comparable prior year period. Global records management reported net volumes, including the impact of acquisitions, as of March 31, 2017 increased by 25.0% over the ending volume at March 31, 2016, supported by volume increases across each of our reportable operating segments, primarily associated with the acquisition of Recall.

Service Revenues

Consolidated service revenues increased $77.1 million, or 26.6%, to $366.6 million for the three months ended March 31, 2017 from $289.5 million for the three months ended March 31, 2016. In the three months ended March 31, 2017, the net impact of acquisitions/divestitures and consolidated internal service revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 26.1% to the reported service revenue growth rate for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal service revenue growth was 0.6% for the three months ended March 31, 2017 compared to the comparable prior year period. The internal service revenue growth for the three months ended March 31, 2017 reflects growth in secure shredding revenues, in part due to higher recycled paper prices, and the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues within our North American Records and Information Management Business, as well as increased special project work within our Western European Business segment, partially offset by continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 0.1% for the three months ended March 31, 2017 compared to the comparable prior year period.

Total Revenues

For the reasons stated above, our consolidated revenues increased $188.2 million, or 25.1%, to $938.9 million for the three months ended March 31, 2017 from $750.7 million for the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 23.4% to the reported consolidated revenue growth rate for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 2.0% in the three months ended March 31, 2017 compared to the comparable prior year period. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenues by 0.3% in the three months ended March 31, 2017 compared to the comparable prior year period, primarily due to the weakening of the British pound sterling and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable period.
Internal Growth—Eight-Quarter Trend

	2015			2016				2017
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	2.7%	2.8%	2.2%	2.2%	2.1%	2.1%	2.9%	3.0%
Service Revenue	—%	(0.9)%	0.3%	1.6%	(2.1)%	(1.3)%	(0.9)%	0.6%
Total Revenue	1.6%	1.3%	1.4%	2.0%	0.4%	0.8%	1.4%	2.0%

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

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
Labor	$169,028	$200,160	$31,132	18.4%	18.2%	22.5%	21.3%	(1.2)%
Facilities	104,194	144,253	40,059	38.4%	38.2%	13.9%	15.4%	1.5%
Transportation	25,249	35,221	9,972	39.5%	39.9%	3.4%	3.8%	0.4%
Product Cost of Sales and Other	27,634	39,186	11,552	41.8%	41.4%	3.7%	4.2%	0.5%
Recall Costs	—	7,887	7,887	100.0%	100.0%	—%	0.8%	0.8%
	$326,105	$426,707	$100,602	30.8%	30.6%	43.4%	45.4%	2.0%

Labor
Labor expenses decreased to 21.3% of consolidated revenues in the three months ended March 31, 2017 compared to 22.5% in the three months ended March 31, 2016. The decrease in labor expenses as a percentage of consolidated revenues was driven by a 185 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues (11.61% in the three months ended March 31, 2017 compared to 13.46% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. This decrease was partially offset by a 91 basis point increase in labor expenses associated with our Other International Business segment as a percentage of consolidated revenues (4.79% in the three months ended March 31, 2017 compared to 3.88% in the comparable prior year period), primarily associated with increased wages and benefits. Labor expenses for the three months ended March 31, 2017 increased by $30.8 million, or 18.2%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Facilities
Facilities expenses increased to 15.4% of consolidated revenues in the three months ended March 31, 2017 compared to 13.9% in the three months ended March 31, 2016. The 150 basis point increase in facilities expenses as a percentage of consolidated revenues was primarily driven by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction, as well as an increase in other facilities costs. The increase in other facilities costs was primarily driven by increased property taxes, primarily associated with our Western European Business segment. Facilities expenses for the three months ended March 31, 2017 increased by $39.9 million, or 38.2%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Transportation
Transportation expenses increased to 3.8% of consolidated revenues in the three months ended March 31, 2017 compared to 3.4% in the three months ended March 31, 2016. The increase in transportation expenses as a percentage of consolidated revenues was driven by an increase in third party carrier costs as a percentage of consolidated revenue, primarily associated with our Other International Business segment. Transportation expenses for the three months ended March 31, 2017 increased by $10.0 million, or 39.9%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, increased to 4.2% of consolidated revenues for the three months ended March 31, 2017 compared to 3.7% in the three months ended March 31, 2016. The increase in product cost of sales and other was driven by special project costs. Product cost of sales and other increased by $11.5 million, or 41.4%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Recall Costs
Recall Costs included in cost of sales were $7.9 million in the three months ended March 31, 2017, and primarily consisted of employee severance costs and facility integration costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
General and Administrative	$111,988	$134,800	$22,812	20.4%	21.2%	14.9%	14.4%	(0.5)%
Sales, Marketing & Account Management	53,222	63,306	10,084	18.9%	19.7%	7.1%	6.7%	(0.4)%
Information Technology	24,091	31,793	7,702	32.0%	33.1%	3.2%	3.4%	0.2%
Bad Debt Expense	138	(2,417)	(2,555)	(1,851.4)%	(1,563.9)%	—%	(0.3)%	(0.3)%
Recall Costs	18,327	12,684	(5,643)	(30.8)%	(30.8)%	2.4%	1.4%	(1.0)%
	$207,766	$240,166	$32,400	15.6%	16.3%	27.7%	25.6%	(2.1)%

General and Administrative
General and administrative expenses decreased to 14.4% of consolidated revenues in the three months ended March 31, 2017 compared to 14.9% in the three months ended March 31, 2016. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, partially offset by an increase in professional fees. General and administrative expenses for the three months ended March 31, 2017 increased by $23.5 million, or 21.2%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.7% of consolidated revenues in the three months ended March 31, 2017 compared to 7.1% in the three months ended March 31, 2016. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. Sales, marketing and account management expenses for the three months ended March 31, 2017 increased by $10.4 million, or 19.7%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Information Technology
Information technology expenses increased to 3.4% of consolidated revenues in the three months ended March 31, 2017 compared to 3.2% in the three months ended March 31, 2016. The increase in information technology expenses as a percentage of consolidated revenues was driven by an increase in maintenance and software license fees, primarily in our Corporate and Other Business segment. Information technology expenses for the three months ended March 31, 2017 increased by $7.9 million, or 33.1%, on a constant dollar basis compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expenses for the three months ended March 31, 2017 decreased by $2.6 million on a constant dollar basis compared to the comparable prior year period, primarily driven by lower bad debt expense associated with our North American Records and Information Management Business segment.

Recall Costs
Recall Costs included in selling, general and administrative expenses were $12.7 million in the three months ended March 31, 2017, and primarily consisted of advisory and professional fees, as well as severance costs. Recall Costs included in selling, general and administrative expenses were $18.3 million in the three months ended March 31, 2016, and primarily consisted of advisory and professional fees.
Depreciation and Amortization
Depreciation expense increased $24.2 million, or 32.1%, on a reported dollar basis ($24.2 million, or 32.2%, on a constant dollar basis) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. See Note 2.f. to Notes to Consolidated Financial Statements in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $13.3 million, or 112.7%, on a reported dollar basis ($13.4 million, or 113.7%, on a constant dollar basis) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $19.0 million to $86.1 million for the three months ended March 31, 2017 from $67.1 million for the three months ended March 31, 2016 primarily due to (i) the issuance of $500.0 million in aggregate principal amount of 4 3/8% Senior Notes due 2021 (the "4 3/8% Notes") by Iron Mountain Incorporated ("IMI") in May 2016, (ii) the issuance of $250.0 million in aggregate principal amount of 5 3/8% Senior Notes due 2026 (the "5 3/8% Notes") by Iron Mountain US Holdings, Inc. ("IM US Holdings") in May 2016, (iii) the issuance of 250.0 million Canadian dollars in aggregate principal amount of 5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023") by Iron Mountain Canada Operations, ULC ("Canada Company") in September 2016, (iv) $185.8 million of borrowings from the Australian Dollar Term Loan during the third quarter of 2016 and (v) higher borrowings (on a weighted average basis) under the Revolving Credit Facility (as defined below) during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our weighted average interest rate was 5.3% and 5.2% at March 31, 2017 and 2016, respectively.
Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,		Dollar Change
	2016	2017
Foreign currency transaction (gains) losses, net	$(12,542)	$(4,164)	$8,378
Other, net	605	(2,200)	(2,805)
	$(11,937)	$(6,364)	$5,573
Foreign Currency Transaction (Gains) Losses
We recorded net foreign currency transaction gains of $4.2 million in the three months ended March 31, 2017, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of each of the Brazilian real, Mexican peso and Russian ruble against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries. These gains were partially offset by losses resulting primarily from the impact of changes in the exchange rate of each of the British pound sterling and Euro against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries.

We recorded net foreign currency transaction gains of $12.5 million in the three months ended March 31, 2016, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of each of the Brazilian real, British pound sterling, Euro, and Russian ruble against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries. These gains were partially offset by losses resulting primarily from the impact of changes in the exchange rate of each of the Argentine peso and Ukrainian hryvnia against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries, as well as a change in the exchange rate of the Euro against the United States dollar compared to December 31, 2015 on Euro denominated borrowings by IMI under our Revolving Credit Facility.
Provision for Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries ("QRSs") and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

Our effective tax rate for the three months ended March 31, 2016 and 2017 was 15.9% and 13.5%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate in the three months ended March 31, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate in the three months ended March 31, 2017 were the benefit derived from the dividends paid deduction, a release of valuation allowances on certain of our foreign net operating losses of $7.5 million as a result of the merger of certain of our foreign subsidiaries and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. These benefits were partially offset by the impact of a legislative change enacted in the first quarter of 2017 in the United Kingdom which eliminated the deductibility of certain interest expense and increased our tax provision for the first quarter of 2017 by $1.8 million, or 2.5%. We are seeking an exemption from Her Majesty's Revenue and Customs but have not as yet received clarification on our request and, therefore, we have reflected the incremental tax associated with this legislative change into our annual effective tax rate.

As a result of the 2016 Indefinite Reinvestment Assessment (as defined in Note 2.e. to Notes to Consolidated Financial Statements included in this Quarterly Report), we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of our unconverted foreign TRSs outside the United States. Accordingly, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain of our converted TRSs.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense, and substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations and Adjusted EBITDA:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2017
Income from Continuing Operations	$63,041	$58,844	$(4,197)	(6.7)%
Income from Continuing Operations as a percentage of Consolidated Revenue	8.4%	6.3%
Adjusted EBITDA	235,146	292,574	57,428	24.4%
Adjusted EBITDA Margin	31.3%	31.2%

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.3 million for the three months ended March 31, 2017, primarily related to the operations of the Recall Divestments.

NONCONTROLLING INTERESTS
For the three months ended March 31, 2016 and 2017, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.3 million and $0.4 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.
Segment Analysis (in thousands)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$267,223	$298,183	$30,960	11.6%	11.2%	1.9%
Service	177,458	209,414	31,956	18.0%	17.5%	1.1%
Segment Revenue	$444,681	$507,597	$62,916	14.1%	13.7%	1.6%
Segment Adjusted EBITDA(1)	$176,557	$209,530	$32,973
Segment Adjusted EBITDA(1) as a percentage of Segment Revenue	39.7%	41.3%

_______________________________________________________________________________

(1)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the three months ended March 31, 2017, reported revenue in our North American Records and Information Management Business segment increased 14.1% compared to the three months ended March 31, 2016 due to the net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 12.1% to the reported revenue growth rate in our North American Records and Information Management Business segment for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. The internal revenue growth in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of internal storage rental revenue growth of 1.9% primarily driven by net price increases and internal service revenue growth of 1.1% driven by growth in secure shredding revenues, in part due to higher recycled paper prices, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA as a percentage of segment revenue increased 160 basis points during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by a decrease in wages and benefits as a percentage of segment revenue primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as a decrease in bad debt expense.

North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$65,348	$73,312	$7,964	12.2%	11.9%	2.7%
Service	30,995	33,638	2,643	8.5%	8.3%	(6.7)%
Segment Revenue	$96,343	$106,950	$10,607	11.0%	10.8%	(0.3)%
Segment Adjusted EBITDA(1)	$53,460	$55,912	$2,452
Segment Adjusted EBITDA(1) as a percentage of Segment Revenue	55.5%	52.3%

_______________________________________________________________________________

(1)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the three months ended March 31, 2017, reported revenue in our North American Data Management Business segment increased 11.0% compared to the three months ended March 31, 2016 primarily due to the net impact of acquisitions/divestitures. The net impact of acquisitions/divestitures contributed 11.1% to the reported revenue growth rates in our North American Data Management Business segment for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth for the three months ended March 31, 2017 was primarily attributable to negative internal service revenue growth of 6.7% for the three months ended March 31, 2017 which was due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.7% in the three months ended March 31, 2017, primarily attributable to volume increases. Adjusted EBITDA as a percentage of segment revenue decreased 320 basis points during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by an increase in selling, general and administrative expenses, partially attributable to investments associated with product management and development.

Western European Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$57,819	$71,567	$13,748	23.8%	37.2%	1.7%
Service	36,057	48,505	12,448	34.5%	48.0%	4.4%
Segment Revenue	$93,876	$120,072	$26,196	27.9%	41.3%	2.7%
Segment Adjusted EBITDA(1)	$31,946	$34,142	$2,196
Segment Adjusted EBITDA(1) as a percentage of Segment Revenue	34.0%	28.4%

_______________________________________________________________________________

(1)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the three months ended March 31, 2017, reported revenue in our Western European Business segment increased 27.9% compared to the three months ended March 31, 2016. In the three months ended March 31, 2017, the net impact of acquisitions/divestitures and internal revenue growth was partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 38.6% to the reported revenue growth rates in our Western European Business segment for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the three months ended March 31, 2017 was 2.7%, primarily attributable to internal service revenue growth of 4.4% for the three months ended March 31, 2017, which was primarily associated with increased special project activity. For the three months ended March 31, 2017, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 13.4% compared to the comparable prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA as a percentage of segment revenue decreased 560 basis points during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by an increase in cost of sales as a percentage of segment revenue, primarily associated with increased wages and benefits, rent expense and property taxes, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall.

Other International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$60,416	$117,615	$57,199	94.7%	86.0%	8.3%
Service	40,925	71,626	30,701	75.0%	65.8%	2.8%
Segment Revenue	$101,341	$189,241	$87,900	86.7%	77.8%	6.1%
Segment Adjusted EBITDA(1)	$21,576	$55,347	$33,771
Segment Adjusted EBITDA(1) as a percentage of Segment Revenue	21.3%	29.2%

_____________________________________________________________________________

(1)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

For the three months ended March 31, 2017, reported revenue in our Other International Business segment increased 86.7% compared to the three months ended March 31, 2016 due to the net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates compared to the three months ended March 31, 2016. The net impact of acquisitions/divestitures contributed 71.7% to the reported revenue growth rates in our Other International Business segment for the three months ended March 31, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the three months ended March 31, 2017 was 6.1%, supported by 8.3% internal storage rental revenue growth primarily due to volume increases. Foreign currency fluctuations in the three months ended March 31, 2017 resulted in increased revenue, as measured in United States dollars, of approximately 8.9% as compared to the comparable prior year period, primarily due to the strengthening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA as a percentage of segment revenue increased 790 basis points during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of a higher margin business in Australia as a result of the Recall acquisition and to a lesser extent, synergies associated with our acquisition of Recall, as well as lower professional fees.

Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$10,405	$11,602	$1,197	11.5%	11.5%	9.0%
Service	4,044	3,414	(630)	(15.6)%	(15.6)%	(18.3)%
Segment Revenue	$14,449	$15,016	$567	3.9%	3.9%	1.4%
Segment Adjusted EBITDA(1)	$(48,393)	$(62,357)	$(13,964)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.4)%	(6.6)%

_______________________________________________________________________________

(1)
See Note 7 to Notes to Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

During the three months ended March 31, 2017, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues decreased 20 basis points compared to the three months ended March 31, 2016. Adjusted EBITDA in the Corporate and Other Business segment decreased $14.0 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by an increase in information technology expenses associated with our acquisition of Recall and increased professional fees associated with our innovation investments.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2016	2017
Cash flows from operating activities - continuing operations	$81,118	$122,174
Cash flows from investing activities - continuing operations	(107,281)	(104,303)
Cash flows from financing activities - continuing operations	19,261	36,662
Cash and cash equivalents at the end of period	117,945	295,628
Net cash provided by operating activities from continuing operations was $122.2 million for the three months ended March 31, 2017 compared to $81.1 million for the three months ended March 31, 2016. The $41.1 million period over period increase in cash flows from operating activities resulted from an increase in net income (including non-cash charges and realized foreign exchange losses) of $43.7 million, offset by an increase in cash used in working capital of $2.6 million, primarily related to the timing of prepaid expenses.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, acquisition of customer relationships and customer inducements during the three months ended March 31, 2017 amounted to $73.2 million, $17.1 million and $4.3 million, respectively. For the three months ended March 31, 2017, these expenditures were primarily funded with cash flows from operations, as well as through borrowings under our Revolving Credit Facility. Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures to be approximately $320.0 million to $370.0 million in the year ending December 31, 2017.
Net cash provided by financing activities from continuing operations was $36.7 million for the three months ended March 31, 2017, consisting primarily of net proceeds of $32.4 million primarily associated with net borrowings under the Revolving Credit Facility.

Capital Expenditures

Below are descriptions of the major types of investments and other capital expenditures that we have made in recent years or that we are likely to consider in 2017. Beginning in the first quarter of 2017, we are separately identifying an additional capital expenditure category, Innovation and Growth Investment capital spend, which was previously included within the Non-Real Estate Investment capital spend category. We have reclassified the categorization of our prior year capital expenditures to conform with our current presentation.
Real Estate:

•
Real estate assets that support core business growth primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures that expand our revenue capacity in existing or new geographies, replace a long-term operational obligation or create operational efficiencies ("Real Estate Investment").

•
Real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of real estate assets such as buildings, building improvements, leasehold improvements and racking structures ("Real Estate Maintenance").

Non-Real Estate:

•
Non-real estate assets that either (i) support the growth of our business, and/or increase our profitability, such as customer-inventory technology systems, and technology service storage and processing capacity, or (ii) are directly related to the development of core products or services in support of our integrated value proposition and enhance our leadership position in the industry, including items such as increased feature functionality, security upgrades or system enhancements ("Non-Real Estate Investment").

•
Non-real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements ("Non-Real Estate Maintenance").

Innovation and Growth Investment:

•	Discretionary capital expenditures in significant new products and services in new, existing or adjacent business opportunities.
The following table presents our capital spend for the three months ended March 31, 2016 and 2017, respectively, organized by the type of the spending as described above:

	Three Months Ended March 31,

Nature of Capital Spend (in thousands)	2016	2017
Real Estate:
Investment	$51,900	$43,987
Maintenance	7,526	8,054
Total Real Estate Capital Spend	59,426	52,041
Non-Real Estate:
Investment	6,344	10,020
Maintenance	3,773	7,245
Total Non-Real Estate Capital Spend	10,117	17,265
Innovation and Growth Investment Capital Spend	1,341	4,382
Total Capital Spend (on accrual basis)	70,884	73,688
Net increase in prepaid capital expenditures	327	478
Net decrease (increase) in accrued capital expenditures	9,641	(964)
Total Capital Spend (on cash basis)	$80,852	$73,202

Dividends
See Note 9 to Notes to Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2016 and the first three months of 2017. Our quarterly cash dividend for the first quarter of 2017 was paid on April 3, 2017, subsequent to the end of the first quarter, which significantly impacted our financing cash flows from continuing operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Financial Instruments and Debt
See Note 2.f. to Notes to Consolidated Financial Statements included in this Quarterly Report for information on our financial instruments, including concentrations of credit risk.
Our consolidated debt as of March 31, 2017 is as follows (in thousands):

	March 31, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$988,327	$(6,800)	$981,527
Term Loan	228,125	—	228,125
Australian Dollar Term Loan	186,963	(3,832)	183,131
6% Senior Notes due 2020	1,000,000	(11,881)	988,119
4 3/8% Notes	500,000	(7,163)	492,837
6 1/8% CAD Senior Notes due 2021	150,045	(1,561)	148,484
6 1/8% GBP Senior Notes due 2022	499,508	(6,012)	493,496
6% Senior Notes due 2023	600,000	(7,048)	592,952
CAD Notes due 2023	187,557	(3,405)	184,152
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(10,186)	989,814
5 3/8% Notes	250,000	(3,937)	246,063
Real Estate Mortgages, Capital Leases and Other	518,191	(1,239)	516,952
Accounts Receivable Securitization Program(1)	250,000	(308)	249,692
Mortgage Securitization Program	50,000	(1,369)	48,631
Total Long-term Debt	6,408,716	(64,741)	6,343,975
Less Current Portion	(421,535)	308	(421,227)
Long-term Debt, Net of Current Portion	$5,987,181	$(64,433)	$5,922,748
______________________________________________________________

(1)
Because the Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations under the program become due, this debt is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of March 31, 2017.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

a. Credit Agreement

On July 2, 2015, we entered into a new credit agreement (the "Credit Agreement") to refinance our then existing credit agreement. The Credit Agreement terminates on July 6, 2019, at which point all obligations become due, but may be extended by one year at our option, subject to the conditions set forth in the Credit Agreement. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750.0 million. The original amount of the Term Loan was $250.0 million. We have the option to request additional commitments of up to $250.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement.

As of March 31, 2017, we had $988.3 million and $228.1 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively, and $53.6 million of various letters of credit outstanding. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $708.0 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.0% as of March 31, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.0% and ranged from 2.3% to 5.0% as of March 31, 2017 and the interest rate in effect under the Term Loan as of March 31, 2017 was 3.2%.
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
b. Cash Pooling
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated fully-owned subsidiary of ING Group, in order to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with BMG is pledged as security against the drawings of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the amounts owed based on an applicable rate as defined in the Cash Pools. At December 31, 2016, we had a net cash position of approximately $1.7 million (which consisted of a gross cash position of approximately $69.5 million less outstanding borrowings of approximately $67.8 million by participating subsidiaries).

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. As of March 31, 2017, we utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and one pool for our TRSs (the "TRS Cash Pool"). As of March 31, 2017, we had a net cash position of approximately $5.4 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $478.2 million less outstanding borrowings of approximately $472.8 million by participating subsidiaries) and we had a net cash position of approximately $11.1 million in the TRS Cash Pool (which consisted of a gross cash position of approximately $217.3 million less outstanding borrowings of approximately $206.2 million by participating subsidiaries). The net cash position balances as of December 31, 2016 and March 31, 2017, respectively, are reflected as cash and cash equivalents in the Consolidated Balance Sheets.
_______________________________________________________________________________
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2016 and March 31, 2017, respectively, and our leverage ratio under our indentures as of December 31, 2016 and March 31, 2017, respectively, are as follows:

	December 31, 2016	March 31, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.7	2.7	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.5	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.3	Minimum allowable of 1.5
As noted in the table above, our maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5. The Credit Agreement also contains a provision which limits, in certain circumstances, our dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This limitation only applies when our net total lease adjusted leverage ratio exceeds 6.0 as measured as of the end of the most recently completed fiscal quarter.

Acquisitions
a. Acquisition of Recall
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) Recall Costs and (ii) capital expenditures to integrate Recall with our existing operations.

The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the year ended December 31, 2016, the three months ended March 31, 2017 and the cumulative amount incurred through March 31, 2017 (in thousands):

	Year Ended December 31, 2016	Three Months Ended March 31, 2017	Cumulative Total
Recall Costs	$131,944	$20,571	$199,529
Recall Capital Expenditures	18,391	6,255	24,711
Total	$150,335	$26,826	$224,240
b. Santa Fe Transaction
In November 2016, we entered into a binding agreement to acquire the information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15.2 million Euros (approximately $16.0 million, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13.5 million Euros (or approximately $14.2 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction. During the first quarter of 2017, we acquired the information management assets and operations of Santa Fe in Macau and South Korea (the "2017 Santa Fe Transaction") for approximately 0.9 million Euros (or approximately $1.0 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2017 Santa Fe Transaction). We expect to acquire Santa Fe's information management assets and operations in India, Indonesia and the Philippines by the end of the second quarter of 2017. However, the completion of these pending acquisitions is subject to closing conditions; accordingly, we can provide no assurance that these acquisitions will be completed or that the terms thereof will not change.

c. Other Acquisitions

In addition to the 2017 Santa Fe Transaction noted above, during 2017, in order to enhance our existing operations in the United States and Greece and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies and one art storage company for total consideration of approximately $13.7 million. The individual purchase prices of these acquisitions ranged from approximately $2.0 million to approximately $4.4 million.

Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio. As a REIT, we expect our long-term capital allocation strategy will naturally shift towards lower leverage, though our leverage has increased over the last several fiscal years to fund the costs of our REIT conversion and the Recall Transaction.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2017 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended March 31, 2017, nor did we repurchase any shares of our common stock during the three months ended March 31, 2017.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

10.1	Marc Duale Separation Agreement dated March 13, 2017. (Filed herewith.)

10.2	Ernest Cloutier Secondment Letter dated March 27, 2017. (Filed herewith.)

10.3	Advisory Agreement between Marc Duale and Iron Mountain Europe PLC dated April 12, 2017. (Filed herewith.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ STUART B. BROWN

Stuart B. Brown Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 27, 2017