Form 10-Q
period 2017-06-30
IRON MOUNTAIN INC
filed 2017-07-28
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at July 21, 2017: 264,390,702

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2016	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$236,484	$291,019
Accounts receivable (less allowances of $44,290 and $38,907 as of December 31, 2016 and June 30, 2017, respectively)	691,249	730,366
Prepaid expenses and other	184,374	184,491
Total Current Assets	1,112,107	1,205,876
Property, Plant and Equipment:
Property, plant and equipment	5,535,783	5,826,538
Less—Accumulated depreciation	(2,452,457)	(2,651,099)
Property, Plant and Equipment, Net	3,083,326	3,175,439
Other Assets, Net:
Goodwill	3,905,021	3,988,762
Customer relationships and customer inducements	1,252,523	1,297,015
Other	133,823	147,601
Total Other Assets, Net	5,291,367	5,433,378
Total Assets	$9,486,800	$9,814,693
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$172,975	$423,269
Accounts payable	222,197	247,134
Accrued expenses	450,257	579,070
Deferred revenue	201,128	225,133
Total Current Liabilities	1,046,557	1,474,606
Long-term Debt, net of current portion	6,078,206	6,028,985
Other Long-term Liabilities	99,540	85,948
Deferred Rent	119,834	128,883
Deferred Income Taxes	151,295	170,890
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	54,697	68,084
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 263,682,670 shares and 264,379,608 shares as of December 31, 2016 and June 30, 2017, respectively)	2,636	2,644
Additional paid-in capital	3,489,795	3,505,019
(Distributions in excess of earnings) Earnings in excess of distributions	(1,343,311)	(1,498,285)
Accumulated other comprehensive items, net	(212,573)	(153,590)
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	1,855,788
Noncontrolling Interests	124	1,509
Total Equity	1,936,671	1,857,297
Total Liabilities and Equity	$9,486,800	$9,814,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2016	2017
Revenues:
Storage rental	$538,682	$590,239
Service	345,066	359,567
Total Revenues	883,748	949,806
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	395,649	414,284
Selling, general and administrative	277,077	237,445
Depreciation and amortization	115,022	128,099
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(626)	(216)
Total Operating Expenses	787,122	779,612
Operating Income (Loss)	96,626	170,194
Interest Expense, Net (includes Interest Income of $2,144 and $5,797 for the three months ended June 30, 2016 and 2017, respectively)	74,866	89,966
Other Expense (Income), Net	25,641	(19,366)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(3,881)	99,594
Provision (Benefit) for Income Taxes	10,839	18,009
Gain on Sale of Real Estate, Net of Tax	—	(1,563)
(Loss) Income from Continuing Operations	(14,720)	83,148
Income (Loss) from Discontinued Operations, Net of Tax	1,587	(2,026)
Net (Loss) Income	(13,133)	81,122
Less: Net Income (Loss) Attributable to Noncontrolling Interests	835	2,492
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(13,968)	$78,630
(Losses) Earnings per Share—Basic:
(Loss) Income from Continuing Operations	$(0.06)	$0.31
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.01)
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.06)	$0.30
(Losses) Earnings per Share—Diluted:
(Loss) Income from Continuing Operations	$(0.06)	$0.30
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.01)
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.06)	$0.30
Weighted Average Common Shares Outstanding—Basic	246,387	264,217
Weighted Average Common Shares Outstanding—Diluted	246,387	264,930
Dividends Declared per Common Share	$0.5174	$0.5504
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2016	2017
Revenues:
Storage rental	$999,893	$1,162,518
Service	634,545	726,164
Total Revenues	1,634,438	1,888,682
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	721,754	840,991
Selling, general and administrative	484,843	477,611
Depreciation and amortization	202,226	252,806
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(1,077)	(675)
Total Operating Expenses	1,407,746	1,570,733
Operating Income (Loss)	226,692	317,949
Interest Expense, Net (includes Interest Income of $3,431 and $8,090 for the six months ended June 30, 2016 and 2017, respectively)	141,928	176,021
Other Expense (Income), Net	13,704	(25,730)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	71,060	167,658
Provision (Benefit) for Income Taxes	22,739	27,229
Gain on Sale of Real Estate, Net of Tax	—	(1,563)
Income (Loss) from Continuing Operations	48,321	141,992
Income (Loss) from Discontinued Operations, Net of Tax	1,587	(2,363)
Net Income (Loss)	49,908	139,629
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,102	2,874
Net Income (Loss) Attributable to Iron Mountain Incorporated	$48,806	$136,755
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.21	$0.53
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.01)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.21	$0.52
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.21	$0.53
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.01)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.21	$0.52
Weighted Average Common Shares Outstanding—Basic	228,957	264,036
Weighted Average Common Shares Outstanding—Diluted	230,029	264,870
Dividends Declared per Common Share	$1.0051	$1.1008
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2017
Net (Loss) Income	$(13,133)	$81,122
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,789	7,538
Total Other Comprehensive Income (Loss)	2,789	7,538
Comprehensive (Loss) Income	(10,344)	88,660
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	753	2,381
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(11,097)	$86,279

	Six Months Ended June 30,
	2016	2017
Net Income (Loss)	$49,908	$139,629
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	26,767	58,322
Market Value Adjustments for Securities	(734)	—
Total Other Comprehensive Income (Loss)	26,033	58,322
Comprehensive Income (Loss)	75,941	197,951
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,507	2,213
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$74,434	$195,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766	$—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	34,286	1,449,332	15	34,271	—	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 4)	1,835,026	50,233,412	502	1,834,524	—	—	—	—
Parent cash dividends declared	(231,512)	—	—	—	(231,512)	—	—	—
Foreign currency translation adjustment	26,767	—	—	—	—	26,362	405	—
Market value adjustments for securities	(734)	—	—	—	—	(734)	—	—
Net income (loss)	49,908	—	—	—	48,806	—	1,102	—
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299	—
Noncontrolling interests dividends	(1,123)	—	—	—	—	—	(1,123)	—
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506	—
Balance, June 30, 2016	$2,246,030	263,023,040	$2,630	$3,492,658	$(1,124,924)	$(149,289)	$24,955	$—

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	16,150	696,938	8	16,142	—	—	—	—
Change in value of redeemable noncontrolling interests	(918)	—	—	(918)	—	—	—	918
Parent cash dividends declared	(291,729)	—	—	—	(291,729)	—	—	—
Foreign currency translation adjustment	58,870	—	—	—	—	58,983	(113)	(548)
Net income (loss)	138,870	—	—	—	136,755	—	2,115	759
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(972)
Purchase of noncontrolling interests	1,339	—	—	—	—	—	1,339	—
Balance, June 30, 2017	$1,857,297	264,379,608	$2,644	$3,505,019	$(1,498,285)	$(153,590)	$1,509	$68,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2017
Cash Flows from Operating Activities:
Net income (loss)	$49,908	$139,629
(Income) Loss from discontinued operations	(1,587)	2,363
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	168,920	201,907
Amortization (includes amortization of deferred financing costs and discount of $5,652 and $7,875 for the six months ended June 30, 2016 and 2017, respectively)	38,958	58,774
Revenue reduction associated with amortization of permanent withdrawal fees	6,100	5,906
Stock-based compensation expense	15,913	15,092
(Benefit) Provision for deferred income taxes	(9,902)	(9,536)
Loss on early extinguishment of debt, net	9,283	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1,077)	(2,238)
Gain on Russia and Ukraine Divestment (see Note 10)	—	(38,869)
Foreign currency transactions and other, net	5,378	23,508
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	1,746	(27,324)
Prepaid expenses and other	(41,020)	(23,755)
Accounts payable	(39,377)	(5,960)
Accrued expenses and deferred revenue	8,508	9,545
Other assets and long-term liabilities	(6,146)	(27,002)
Cash Flows from Operating Activities - Continuing Operations	205,605	322,040
Cash Flows from Operating Activities - Discontinued Operations	1,145	(2,363)
Cash Flows from Operating Activities	206,750	319,677
Cash Flows from Investing Activities:
Capital expenditures	(163,665)	(165,207)
Cash paid for acquisitions, net of cash acquired	(276,553)	(38,223)
Acquisition of customer relationships	(10,324)	(21,037)
Customer inducements	(6,422)	(7,473)
Net proceeds from Iron Mountain Divestments (see Note 10)	53,950	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	371	8,547
Cash Flows from Investing Activities - Continuing Operations	(402,643)	(220,970)
Cash Flows from Investing Activities - Discontinued Operations	90	—
Cash Flows from Investing Activities	(402,553)	(220,970)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(7,387,114)	(5,751,416)
Proceeds from revolving credit, term loan and bridge facilities and other debt	7,186,805	5,494,125
Net proceeds from sales of senior notes	738,750	332,683
Debt financing and equity contribution from noncontrolling interests	1,299	13,230
Debt repayment and equity distribution to noncontrolling interests	(843)	(3,079)
Parent cash dividends	(232,596)	(147,393)
Net proceeds (payments) associated with employee stock-based awards	18,641	810
Excess tax benefits (deficiency) from stock-based compensation	29	—
Payment of debt financing and stock issuance costs	(12,032)	(544)
Cash Flows from Financing Activities - Continuing Operations	312,939	(61,584)
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	312,939	(61,584)
Effect of Exchange Rates on Cash and Cash Equivalents	(8,528)	17,412
Increase (Decrease) in Cash and Cash Equivalents	108,608	54,535
Cash and Cash Equivalents, Beginning of Period	128,381	236,484
Cash and Cash Equivalents, End of Period	$236,989	$291,019
Supplemental Information:
Cash Paid for Interest	$136,351	$177,303
Cash Paid for Income Taxes, Net	$28,133	$55,922
Non-Cash Investing and Financing Activities:
Capital Leases	$34,383	$57,383
Accrued Capital Expenditures	$40,801	$79,775
Dividends Payable	$4,493	$149,961
Fair Value of Stock Issued for Recall Transaction (see Note 4)	$1,835,026	$—
Fair Value of OSG Investment (see Note 10)	$—	$18,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") store records, primarily physical records and data backup media, and provide information management services in various locations throughout North America, Europe, Latin America, Asia and Africa. We have a diversified customer base consisting of commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations.
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2017 (our "Annual Report").
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") since our taxable year ended December 31, 2014.
On May 2, 2016 (Sydney, Australia time), we completed the acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"). See Note 4.
(2) Summary of Significant Accounting Policies
This Note 2 to Notes to Condensed Consolidated Financial Statements provides information and disclosure regarding certain of our significant accounting policies and should be read in conjunction with Note 2 to Notes to Consolidated Financial Statements included in our Annual Report, which may provide additional information with regard to the accounting policies set forth herein and other of our significant accounting policies.
a. Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity, Redeemable Noncontrolling Interests and Noncontrolling Interests in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined and discussed more fully in Note 5), and (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in Other Expense (Income), Net, in the accompanying Condensed Consolidated Statements of Operations.
Total loss on foreign currency transactions for the three and six months ended June 30, 2016 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Total loss on foreign currency transactions	$17,193	$20,199	$4,651	$16,035

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2016 and concluded there was no impairment of goodwill at such date. As of December 31, 2016 and June 30, 2017, no factors were identified that would alter our October 1, 2016 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2016 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first six months of 2017 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2016. During the six months ended June 30, 2017, there were certain changes to the composition of our reporting units, which are described below.
i. Impact of Russia and Ukraine Divestment

Prior to the Russia and Ukraine Divestment (as defined in Note 10), our businesses in Russia and Ukraine were a component of our Northern and Eastern Europe reporting unit. As disclosed in Note 10, on May 30, 2017, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of IMI, sold our records and information management operations in Russia and Ukraine. As a result of the Russia and Ukraine Divestment, $3,515 of goodwill associated with our Northern and Eastern Europe reporting unit was allocated, on a relative fair value basis, to the Russia and Ukraine Divestment and included in the carrying value of the divested businesses. See Note 10 for additional information regarding the Russia and Ukraine Divestment.
ii. Northern and Eastern Europe, Africa and India reporting units

During the second quarter of 2017, as a result of changes in the management of our businesses included in our Other International Business segment, we reassessed the composition of our reporting units. As a result of this reassessment, we determined that our businesses in our former Africa and India reporting unit, which included our businesses in South Africa and India, as well as our business in the United Arab Emirates which was acquired in the first quarter of 2017, were now being managed in conjunction with our businesses included in our Northern and Eastern Europe reporting unit. This newly formed reporting unit, which consists of (i) the businesses included in our former Northern and Eastern Europe reporting unit and (ii) our businesses in the United Arab Emirates, South Africa and India is referred to as the Northern/Eastern Europe and Middle East, Africa and India, or NEE and MEAI, reporting unit.
iii. North American Secure Shredding reporting unit

During the second quarter of 2017, we reassessed the composition of our reporting units included in our North American Records and Information Management Business segment. As a result of this reassessment, we determined that the discrete financial information and operating results of our North American Secure Shredding business are no longer being regularly reviewed by the segment manager of our North American Records and Information Management Business segment. Therefore, we have concluded that our secure shredding operations in North America no longer constitute a separate reporting unit and that our North American Records and Information Management Business segment consists of one reporting unit, which is referred to as the North American Records and Information Management reporting unit.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2017 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2016	$2,485,806	$559,443	$405,571	$743,126	$25,922	$4,219,868
Deductible goodwill acquired during the year	409	—	—	925	717	2,051
Non-deductible goodwill acquired during the year	—	—	—	13,777	—	13,777
Goodwill allocated to Russia and Ukraine Divestment (see Note 10)	—	—	—	(3,515)	—	(3,515)
Fair value and other adjustments(1)	(24,801)	545	9,749	20,194	—	5,687
Currency effects	6,374	1,900	22,513	35,887	—	66,674
Gross Balance as of June 30, 2017	$2,467,788	$561,888	$437,833	$810,394	$26,639	$4,304,542
Accumulated Amortization Balance as of December 31, 2016	$204,895	$53,753	$56,150	$49	$—	$314,847
Currency effects	243	61	613	16	—	933
Accumulated Amortization Balance as of June 30, 2017	$205,138	$53,814	$56,763	$65	$—	$315,780
Net Balance as of December 31, 2016	$2,280,911	$505,690	$349,421	$743,077	$25,922	$3,905,021
Net Balance as of June 30, 2017	$2,262,650	$508,074	$381,070	$810,329	$26,639	$3,988,762
Accumulated Goodwill Impairment Balance as of December 31, 2016	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of June 30, 2017	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $5,687 in net adjustments primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived intangible assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from eight to 30 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Move Costs"), are amortized over periods ranging from eight to 30 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from three to 15 years and are included in storage and service revenue in the accompanying Condensed Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from three to 10 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

The components of our finite-lived intangible assets as of December 31, 2016 and June 30, 2017 are as follows:

	December 31, 2016			June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$1,604,020	$(351,497)	$1,252,523	$1,702,665	$(405,650)	$1,297,015
Other finite-lived intangible assets (included in other assets, net)	24,788	(7,989)	16,799	20,885	(9,008)	11,877
Total	$1,628,808	$(359,486)	$1,269,322	$1,723,550	$(414,658)	$1,308,892
Amortization expense associated with finite-lived intangible assets and revenue reduction associated with the amortization of Permanent Withdrawal Fees for the three and six months ended June 30, 2016 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Amortization expense associated with finite-lived intangible assets	$21,492	$25,784	$33,306	$50,899
Revenue reduction associated with amortization of Permanent Withdrawal Fees	3,157	2,748	6,100	5,906

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

c.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs") and performance units ("PUs"). The stock options, RSUs, PUs and shares of stock issued under our employee stock purchase plan ("ESPP") are collectively the "Employee Stock-Based Awards".
Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2016 was $9,028 ($7,011 after tax or $0.03 per basic and diluted share) and $15,913 ($11,925 after tax or $0.05 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2017 was $8,543 ($5,945 after tax or $0.02 per basic and diluted share) and $15,092 ($10,530 after tax or $0.04 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of sales (excluding depreciation and amortization)	$25	$27	$52	$55
Selling, general and administrative expenses	9,003	8,516	15,861	15,037
Total stock-based compensation	$9,028	$8,543	$15,913	$15,092
Stock Options
A summary of our stock options outstanding as of June 30, 2017 by vesting terms is as follows:

	June 30, 2017
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	3,543,414	85.7%
Five-year vesting period (10 year contractual life)	515,916	12.5%
Ten-year vesting period (12 year contractual life)	73,738	1.8%
	4,133,068	100.0%
The weighted average fair value of stock options granted for the six months ended June 30, 2016 and 2017 was $2.49 and $4.26 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective periods are as follows:

	Six Months Ended June 30,
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2016	3,451,698	$31.79
Granted	1,007,224	36.89
Exercised	(300,271)	22.77
Forfeited	(23,802)	33.89
Expired	(1,781)	38.83
Outstanding at June 30, 2017	4,133,068	$33.68	7.47	$13,556
Options exercisable at June 30, 2017	1,970,057	$30.68	5.78	$12,024
Options expected to vest	2,024,082	$36.41	8.99	$1,448
The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2016 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Aggregate intrinsic value of stock options exercised	$9,926	$1,935	$11,359	$3,847
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
Cash dividends accrued and paid on RSUs for the three and six months ended June 30, 2016 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cash dividends accrued on RSUs	$616	$662	$1,247	$1,345
Cash dividends paid on RSUs	196	84	1,831	1,939
The fair value of RSUs vested during the three and six months ended June 30, 2016 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Fair value of RSUs vested	$2,807	$2,047	$17,785	$16,073

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	1,163,393	$33.21
Granted	584,089	36.68
Vested	(497,339)	32.32
Forfeited	(50,356)	34.68
Non-vested at June 30, 2017	1,199,787	$35.21
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
Cash dividends accrued and paid on PUs for the three and six months ended June 30, 2016 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cash dividends accrued on PUs	$263	$321	$525	$645
Cash dividends paid on PUs	—	—	645	205

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the six months ended June 30, 2017, we issued 229,692 PUs. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue and ROIC targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of June 30, 2017, we expected 25%, 100% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2015, 2016 and 2017, respectively.
The fair value of earned PUs that vested during the three and six months ended June 30, 2016 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Fair value of earned PUs that vested	$1,174	$—	$5,255	$905
A summary of PU activity for the six months ended June 30, 2017 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	559,340	(121,038)	438,302	$33.67
Granted	229,692	—	229,692	41.93
Vested	(32,776)	—	(32,776)	27.60
Forfeited/Performance or Market Conditions Not Achieved	(9,106)	(129,029)	(138,135)	29.03
Non-vested at June 30, 2017	747,150	(250,067)	497,083	$39.17
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the six months ended June 30, 2016 and 2017, there were 56,662 shares and 60,167 shares, respectively, purchased under the ESPP. As of June 30, 2017, we had 667,427 shares available under the ESPP.
_______________________________________________________________________________
As of June 30, 2017, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $53,729 and is expected to be recognized over a weighted-average period of 2.2 years.
We generally issue shares of our common stock for the exercises of stock options, the vesting of RSUs and PUs and under our ESPP from unissued reserved shares.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2016 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
(Loss) income from continuing operations	$(14,720)	$83,148	$48,321	$141,992
Less: Net income (loss) attributable to noncontrolling interests	835	2,492	1,102	2,874
(Loss) income from continuing operations (utilized in numerator of Earnings Per Share calculation)	$(15,555)	$80,656	$47,219	$139,118
Income (loss) from discontinued operations, net of tax	$1,587	$(2,026)	$1,587	$(2,363)
Net (loss) income attributable to Iron Mountain Incorporated	$(13,968)	$78,630	$48,806	$136,755

Weighted-average shares—basic	246,387,000	264,217,000	228,957,000	264,036,000
Effect of dilutive potential stock options	—	395,044	622,293	428,403
Effect of dilutive potential RSUs and PUs	—	318,375	450,100	405,640
Weighted-average shares—diluted	246,387,000	264,930,419	230,029,393	264,870,043

(Losses) earnings per share—basic:
(Loss) income from continuing operations	$(0.06)	$0.31	$0.21	$0.53
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.01	(0.01)
Net (loss) income attributable to Iron Mountain Incorporated(1)	$(0.06)	$0.30	$0.21	$0.52

(Losses) earnings per share—diluted:
(Loss) income from continuing operations	$(0.06)	$0.30	$0.21	$0.53
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.01	(0.01)
Net (loss) income attributable to Iron Mountain Incorporated(1)	$(0.06)	$0.30	$0.21	$0.52

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,594,475	2,701,129	2,208,135	2,597,692

_______________________________________________________________________________

(1) Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the three months ended June 30, 2016, we had a net loss from continuing operations before provision of income taxes of $3,881 and a provision for income taxes of $10,839; as such, our effective tax rate for the three months ended June 30, 2016 is not meaningful. Our effective tax rate for the six months ended June 30, 2016 was 32.0%. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates for the three and six months ended June 30, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. Our effective tax rates for the three and six months ended June 30, 2017 were 18.1% and 16.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended June 30, 2017 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the six months ended June 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $7,511 as a result of the merger of certain of our foreign subsidiaries.

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
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 and June 30, 2017, respectively, related to cash and cash equivalents. At December 31, 2016 and June 30, 2017, we had time deposits with six global banks and seven global banks, respectively. As of December 31, 2016 and June 30, 2017, our cash and cash equivalents was $236,484 and $291,019, respectively, including time deposits of $22,240 and $43,792, respectively.
g.    Fair Value Measurements
Our financial assets or liabilities that are carried at fair value are required to be measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and June 30, 2017, respectively, are as follows:

		Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$22,240	$—		$22,240		$—
Trading Securities	10,659	10,181	(2)	478	(1)	—

		Fair Value Measurements at June 30, 2017 Using
Description	Total Carrying Value at June 30, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$43,792	$—		$43,792		$—
Trading Securities	11,031	10,766	(2)	265	(1)	—
Derivative Assets(3)	2,674	—		2,674		—
_______________________________________________________________________________

(1)
Time deposits and certain trading securities (included in Prepaid expenses and other in our Condensed Consolidated Balance Sheets) are measured based on quoted prices for similar assets and/or subsequent transactions.

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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2016 and June 30, 2017, with the exception of: (i) goodwill (as disclosed in Note 2.b.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4); (iii) the Access Contingent Consideration (as defined and disclosed in Note 10); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x. in Notes to Consolidated Financial Statements included in our Annual Report); and (v) our investment in OSG Records Management (Europe) Limited (as disclosed in Note 10), all of which are based on Level 3 inputs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017.
h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended June 30, 2016 and 2017, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2016	$(152,160)	$—	$(152,160)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,871	—	2,871
Total other comprehensive income (loss)	2,871	—	2,871
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of March 31, 2017	$(161,239)	$—	$(161,239)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	7,649	—	7,649
Total other comprehensive income (loss)	7,649	—	7,649
Balance as of June 30, 2017	$(153,590)	$—	$(153,590)
The changes in accumulated other comprehensive items, net for the six months ended June 30, 2016 and 2017, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	26,362	—	26,362
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive income (loss)	26,362	(734)	25,628
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	58,983	—	58,983
Total other comprehensive income (loss)	58,983	—	58,983
Balance as of June 30, 2017	$(153,590)	$—	$(153,590)
______________________________________________________________

(1)
During the three and six months ended June 30, 2017, approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (see Note 10).

i.    Other Expense (Income), Net
Other expense (income), net for the three and six months ended June 30, 2016 and 2017 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Foreign currency transaction losses (gains), net	$17,193	$20,199	$4,651	$16,035
Debt extinguishment expense	9,283	—	9,283	—
Other, net	(835)	(39,565)	(230)	(41,765)
	$25,641	$(19,366)	$13,704	$(25,730)

Other, net for the three and six months ended June 30, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (see Note 10).
j.    Property, Plant and Equipment and Long-Lived Assets
During the three and six months ended June 30, 2016, we capitalized $5,135 and $8,538 of costs, respectively, associated with the development of internal use computer software projects. During the three and six months ended June 30, 2017, we capitalized $6,637 and $11,920 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and six months ended June 30, 2016 was $626 and $1,077, respectively, and $216 and $675 for the three and six months ended June 30, 2017, respectively. These gains are primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.
Gain on sale of real estate, net of tax, for the three and six months ended June 30, 2017 consists of the sale of land and a building in the United States for net proceeds of approximately $12,700, which resulted in a gain of $1,563.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

b. Other As Yet Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income, while eliminating the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us on January 1, 2018. We will adopt ASU 2016-01 on January 1, 2018 and are currently evaluating the impact ASU 2016-01 will have on our consolidated financial statements.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2016, we had no forward contracts outstanding. As of June 30, 2017, we had outstanding forward contracts to purchase 135,000 Euros and 61,000 Canadian dollars and sell $199,260 United States dollars to hedge our foreign exchange exposures associated with the Euro and Canadian dollar. As of June 30, 2017, we recorded a derivative asset of $2,674 as a component of Prepaid expenses and other on our Condensed Consolidated Balance Sheet, associated with open forward contracts as of June 30, 2017. During the three and six months ended June 30, 2016, there were no cash receipts or payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. During both the three and six months ended June 30, 2017, cash receipts included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts was $893.
We have designated a portion of our (i) Euro denominated borrowings by IMI under our Revolving Credit Facility and (ii) Euro Notes (as defined in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2016, we designated, on average, 30,102 Euros of our Euro denominated borrowings by IMI under our Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2017, we designated, on average, 73,175 Euros of our Euro denominated borrowings by IMI under our Revolving Credit Facility and Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Foreign exchange gains (losses)	$754	$(7,076)	$(588)	$(8,148)
Less: Tax expense (benefit) on foreign exchange gains (losses)	—	—	—	—
Foreign exchange gains (losses), net of tax	$754	$(7,076)	$(588)	$(8,148)
As of June 30, 2017, cumulative net gains of $10,055, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, our current estimates of purchase accounting adjustments (including amortization expenses from acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable operating leases), stock-based compensation and related tax effects. Through June 30, 2017, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

The Pro Forma Financial Information, for all periods presented, excludes from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. See Note 10 for information regarding our conclusion with respect to the presentation of these divestments as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information through the closing date of the Australia Sale (as defined in Note 10), in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale (as defined in Note 10), in the case of the Iron Mountain Canadian Divestments, as these businesses do not qualify for discontinued operations. See Note 10 for information regarding our conclusion that these divestments do not meet the criteria to be reported as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $13,351 and $26,727 of total revenues for the three and six months ended June 30, 2016, respectively, and $686 and $1,492 of total income from continuing operations for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total Revenues	$948,962	$1,886,914
Income from Continuing Operations	$20,776	$78,833
Per Share Income from Continuing Operations - Basic	$0.08	$0.30
Per Share Income from Continuing Operations - Diluted	$0.08	$0.30
In addition to our acquisition of Recall, we completed certain other acquisitions during 2016 and 2017. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

b. Other Noteworthy Acquisitions

In November 2016, we entered into a binding agreement to acquire the information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15,200 Euros (approximately $16,000, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13,500 Euros (or approximately $14,200, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction. During the first half of 2017, we acquired, in two separate transactions, (i) the information management assets and operations of Santa Fe in Macau and South Korea, and (ii) the information management assets and operations of Santa Fe in India, Indonesia and the Philippines (collectively, the “2017 Santa Fe Transaction”) for an aggregate purchase price of approximately 11,700 Euros (or approximately $13,000, based upon the exchange rate between the United States dollar and the Euro on the closing dates of the respective transactions).

In June 2017, in order to expand our presence in Peru, we acquired the information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A. (the "Ransa and Depositos Transaction"), two records and information management companies with operations in Peru, in a stock transaction for approximately $14,700.

In addition to the 2017 Santa Fe Transaction and the Ransa and Depositos Transaction noted above, during 2017, in order to enhance our existing operations in the United States and Greece and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies and one art storage company for total consideration of approximately $13,700. The individual purchase prices of these acquisitions ranged from approximately $2,000 to approximately $4,400.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2017 acquisitions through June 30, 2017 is as follows:

Cash Paid (gross of cash acquired)(1)	$39,740
Fair Value of Noncontrolling Interests	1,339
Total Consideration	41,079
Fair Value of Identifiable Assets Acquired:
Cash	1,654
Accounts Receivable and Prepaid Expenses	2,664
Other Assets	1,101
Property, Plant and Equipment(2)	12,110
Customer Relationship Intangible Assets(3)	20,291
Accounts Payable, Accrued Expenses and Other Liabilities	(9,831)
Deferred Income Taxes	(2,738)
Total Fair Value of Identifiable Net Assets Acquired	25,251
Goodwill Initially Recorded(4)	$15,828
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 is net cash acquired of $1,654 and contingent and other payments, net of $137 related to acquisitions made in previous years.

(2)
Consists primarily of building, building improvements, racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

(3)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2017 was 16 years.

(4) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

Allocations of the purchase price for acquisitions made in 2016 and 2017 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of June 30, 2017 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the 2017 Santa Fe Transaction, the Ransa and Depositos Transaction, as well as other acquisitions which closed in 2017.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and six months ended June 30, 2017 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2016				June 30, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility	$953,548	$(7,530)	$946,018	$953,548	$713,445		$(6,072)	$707,373	$713,445
Term Loan	234,375	—	234,375	234,375	225,000		—	225,000	225,000
Australian Dollar Term Loan (the "AUD Term Loan")	177,198	(3,774)	173,424	178,923	186,871		(3,680)	183,191	188,552
6% Senior Notes due 2020 (the "6% Notes due 2020")(1)(2)	1,000,000	(12,730)	987,270	1,052,500	1,000,000		(11,032)	988,968	1,037,500
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(1)(2)	500,000	(7,593)	492,407	511,250	500,000		(6,734)	493,266	518,150
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(3)	148,792	(1,635)	147,157	155,860	154,052		(1,511)	152,541	159,251
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)	493,648	(6,214)	487,434	527,562	520,108		(5,974)	514,134	548,090
6% Senior Notes due 2023 (the "6% Notes due 2023")(1)	600,000	(7,322)	592,678	637,500	600,000		(6,773)	593,227	636,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(3)	185,990	(3,498)	182,492	188,780	192,565		(3,296)	189,269	202,675
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(1)	1,000,000	(10,529)	989,471	1,027,500	1,000,000		(9,842)	990,158	1,023,700
3% Euro Senior Notes due 2025 (the "Euro Notes")(1)(2)(4)	—	—	—	—	342,699		(4,625)	338,074	345,338
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)	250,000	(4,044)	245,956	242,500	250,000		(3,830)	246,170	263,150
Real Estate Mortgages, Capital Leases and Other	478,565	(1,277)	477,288	478,565	533,433		(973)	532,460	533,433
Accounts Receivable Securitization Program(5)	247,000	(384)	246,616	247,000	250,000		(231)	249,769	250,000
Mortgage Securitization Program	50,000	(1,405)	48,595	50,000	50,000		(1,346)	48,654	50,000
Total Long-term Debt	6,319,116	(67,935)	6,251,181		6,518,173	—	(65,919)	6,452,254
Less Current Portion	(172,975)	—	(172,975)		(423,500)		231	(423,269)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206		$6,094,673		$(65,688)	$6,028,985
______________________________________________________________

(1)	Collectively, the "Parent Notes".

(2)	Collectively, the "Unregistered Notes".

(3)	Collectively, the "CAD Notes".

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(4)
The fair value (Level 1 of fair value hierarchy described in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report) of the Euro Notes is based upon quoted market prices for the Euro Notes on June 30, 2017.

(5)
Because the Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations under the program become due, this debt is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of June 30, 2017.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2017 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2016 (which are disclosed in our Annual Report). Additionally, see Note 6 for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments.
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
The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of June 30, 2017, we had $713,445 and $225,000 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $713,445 of outstanding borrowings under the Revolving Credit Facility, $552,000 was denominated in United States dollars and 141,330 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $53,623. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $982,932 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.2% as of June 30, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.2% and ranged from 2.3% to 5.5% as of June 30, 2017 and the interest rate in effect under the Term Loan as of June 30, 2017 was 3.5%.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2016 and June 30, 2017, respectively, and our leverage ratio under our indentures as of December 31, 2016 and June 30, 2017, respectively, are as follows:

	December 31, 2016	June 30, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.7	2.5	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.6	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.2	Minimum allowable of 1.5
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
b. Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty. Ltd., a wholly owned subsidiary of IMI, entered into a 250,000 Australian dollar Syndicated Term Loan B Facility (the "AUD Term Loan"), which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243,750 Australian dollars (or approximately $185,800, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of June 30, 2017, we had 245,313 Australian dollars ($188,552 based upon the exchange rate between the United States dollar and the Australian dollar as of June 30, 2017) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.0%. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,725 and $1,681 as of December 31, 2016 and June 30, 2017, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

c. Issuance of 3% Euro Senior Notes due 2025
In May 2017, IMI completed a private offering of 300,000 Euro in aggregate principal of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296,250 Euro (or $332,683, based upon the exchange rate between the Euro and the United States dollar on May 16, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers and offering expenses, were used to repay outstanding borrowings under the Revolving Credit Facility.

IMI is the direct obligor on the Euro Notes, which are fully and unconditionally guaranteed, on a senior basis, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations (the “Guarantors”). These guarantees are full and unconditional, as well as joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC (“IME”), the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Euro Notes. See Note 6.

d. Accounts Receivable Securitization Program

In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Iron Mountain Information Management, LLC ("IMIM") retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations become due. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of June 30, 2017, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $250,000. The interest rate in effect under the Accounts Receivable Securitization Program was 2.1% as of June 30, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

e. Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statement of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statement of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. As of June 30, 2017, the outstanding amount under the Mortgage Securitization Program was $50,000. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of June 30, 2017.
f. Cash Pooling
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated fully-owned subsidiary of ING Group, in order to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with BMG is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Condensed Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools. At December 31, 2016, we had a net cash position of approximately $1,700 (which consisted of a gross cash position of approximately $69,500 less outstanding debit balances of approximately $67,800 by participating subsidiaries).

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of June 30, 2017, we had a net cash position of approximately $4,600 in the QRS Cash Pool (which consisted of a gross cash position of approximately $419,300 less outstanding debit balances of approximately $414,700 by participating subsidiaries) and we had a net cash position of approximately $4,200 in the TRS Cash Pool (which consisted of a gross cash position of approximately $209,300 less outstanding debit balances of approximately $205,100 by participating subsidiaries). The net cash position balances as of December 31, 2016 and June 30, 2017, respectively, are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2016 and June 30, 2017 and for the three and six months ended June 30, 2016 and 2017 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes and the 5 3/8% Notes are guaranteed by the Guarantors. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes, which were issued by IME, and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc., which is one of the Guarantors. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes and the 5 3/8% Notes, including IME, the Accounts Receivable Securitization Special Purpose Subsidiaries and the Mortgage Securitization Special Purpose Subsidiary, but excluding Canada Company, are referred to below as the "Non-Guarantors".
In the normal course of business, we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor, Canada Company or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below Condensed Consolidated Balance Sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to the relevant Parent, Guarantors, Canada Company, Non-Guarantors and Eliminations columns also would change.
In July 2016, certain Non-Guarantor subsidiaries which were originally established at the time of our acquisition of Crozier Fine Arts in December 2015 (the “Crozier Entities”), were merged into IMIM, a Guarantor and a substantive operating entity (the “Crozier Merger”). As a result of the Crozier Merger, we have recast the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 to conform to the current period presentation of the Crozier Entities.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$1,420	$39,397	$—	$411,752	$(161,550)	$291,019
Accounts receivable	—	39,560	37,700	653,106	—	730,366
Intercompany receivable	—	785,821	66,204	—	(852,025)	—
Prepaid expenses and other	2,674	73,310	4,131	104,405	(29)	184,491
Total Current Assets	4,094	938,088	108,035	1,169,263	(1,013,604)	1,205,876
Property, Plant and Equipment, Net	394	1,840,391	159,491	1,175,163	—	3,175,439
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,254,773	1,000	—	—	(4,255,773)	—
Investment in subsidiaries	1,835,987	865,153	37,280	103,169	(2,841,589)	—
Goodwill	—	2,553,706	223,838	1,211,218	—	3,988,762
Other	—	763,545	50,087	630,984	—	1,444,616
Total Other Assets, Net	6,090,760	4,183,404	311,205	1,945,371	(7,097,362)	5,433,378
Total Assets	$6,095,248	$6,961,883	$578,731	$4,289,797	$(8,110,966)	$9,814,693
Liabilities and Equity
Intercompany Payable	$625,427	$—	$—	$226,598	$(852,025)	$—
Debit Balances Under Cash Pools	—	136,379	—	25,171	(161,550)	—
Current Portion of Long-Term Debt	—	46,682	—	376,616	(29)	423,269
Total Other Current Liabilities	203,948	465,110	46,835	335,444	—	1,051,337
Long-Term Debt, Net of Current Portion	3,403,693	811,881	347,793	1,465,618	—	6,028,985
Long-Term Notes Payable to Affiliates and Intercompany Payable	1,000	4,254,773	—	—	(4,255,773)	—
Other Long-term Liabilities	—	144,356	43,654	197,711	—	385,721
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	5,392	—	—	62,692	—	68,084
Total Iron Mountain Incorporated Stockholders' Equity	1,855,788	1,102,702	140,449	1,598,438	(2,841,589)	1,855,788
Noncontrolling Interests	—	—	—	1,509	—	1,509
Total Equity	1,855,788	1,102,702	140,449	1,599,947	(2,841,589)	1,857,297
Total Liabilities and Equity	$6,095,248	$6,961,883	$578,731	$4,289,797	$(8,110,966)	$9,814,693
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at June 30, 2017 is approximately $29,400 and $140,900 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 5 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$334,413	$32,331	$171,938	$—	$538,682
Service	—	202,866	16,907	125,293	—	345,066
Intercompany revenues	—	1,013	—	19,903	(20,916)	—
Total Revenues	—	538,292	49,238	317,134	(20,916)	883,748
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	222,262	6,929	166,458	—	395,649
Selling, general and administrative	521	192,971	4,595	78,990	—	277,077
Intercompany cost of sales	—	3,809	16,094	1,013	(20,916)	—
Depreciation and amortization	44	68,539	3,962	42,477	—	115,022
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(842)	—	216	—	(626)
Total Operating Expenses	565	486,739	31,580	289,154	(20,916)	787,122
Operating (Loss) Income	(565)	51,553	17,658	27,980	—	96,626
Interest Expense (Income), Net	28,069	(6,071)	11,348	41,520	—	74,866
Other Expense (Income), Net	50,845	716	64	(25,984)	—	25,641
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(79,479)	56,908	6,246	12,444	—	(3,881)
Provision (Benefit) for Income Taxes	—	7,931	2,174	734	—	10,839
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(65,511)	(31,494)	(1,315)	(4,707)	103,027	—
(Loss) Income from Continuing Operations	(13,968)	80,471	5,387	16,417	(103,027)	(14,720)
Income (Loss) from Discontinued Operations	—	890	635	62	—	1,587
Net (Loss) Income	(13,968)	81,361	6,022	16,479	(103,027)	(13,133)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	835	—	835
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(13,968)	$81,361	$6,022	$15,644	$(103,027)	$(13,968)
Net (Loss) Income	$(13,968)	$81,361	$6,022	$16,479	$(103,027)	$(13,133)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	754	—	(4,894)	6,929	—	2,789
Equity in Other Comprehensive Income (Loss) of Subsidiaries	2,117	(2,569)	(48)	(4,894)	5,394	—
Total Other Comprehensive Income (Loss)	2,871	(2,569)	(4,942)	2,035	5,394	2,789
Comprehensive (Loss) Income	(11,097)	78,792	1,080	18,514	(97,633)	(10,344)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	753	—	753
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(11,097)	$78,792	$1,080	$17,761	$(97,633)	$(11,097)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$360,546	$31,912	$197,781	$—	$590,239
Service	—	213,665	15,675	130,227	—	359,567
Intercompany revenues	—	1,141	—	21,649	(22,790)	—
Total Revenues	—	575,352	47,587	349,657	(22,790)	949,806
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	230,102	6,789	177,393	—	414,284
Selling, general and administrative	273	159,577	3,796	73,799	—	237,445
Intercompany cost of sales	—	6,590	15,059	1,141	(22,790)	—
Depreciation and amortization	43	75,129	4,309	48,618	—	128,099
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(246)	4	26	—	(216)
Total Operating Expenses	316	471,152	29,957	300,977	(22,790)	779,612
Operating (Loss) Income	(316)	104,200	17,630	48,680	—	170,194
Interest Expense (Income), Net	40,377	15,637	(6,035)	39,987	—	89,966
Other Expense (Income), Net	339	543	(127)	(20,121)	—	(19,366)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(41,032)	88,020	23,792	28,814	—	99,594
Provision (Benefit) for Income Taxes	—	436	10,010	7,563	—	18,009
Gain on Sale of Real Estate, Net of Tax	—	—	—	(1,563)	—	(1,563)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(119,662)	(29,962)	(363)	(13,782)	163,769	—
Income (Loss) from Continuing Operations	78,630	117,546	14,145	36,596	(163,769)	83,148
Income (Loss) from Discontinued Operations, Net of Tax	—	(1,155)	—	(871)	—	(2,026)
Net Income (Loss)	78,630	116,391	14,145	35,725	(163,769)	81,122
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,492	—	2,492
Net Income (Loss) Attributable to Iron Mountain Incorporated	$78,630	$116,391	$14,145	$33,233	$(163,769)	$78,630
Net Income (Loss)	$78,630	$116,391	$14,145	$35,725	$(163,769)	$81,122
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(7,076)	—	2,704	11,910	—	7,538
Equity in Other Comprehensive Income (Loss) of Subsidiaries	14,725	11,213	970	2,704	(29,612)	—
Total Other Comprehensive Income (Loss)	7,649	11,213	3,674	14,614	(29,612)	7,538
Comprehensive Income (Loss)	86,279	127,604	17,819	50,339	(193,381)	88,660
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	2,381	—	2,381
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$86,279	$127,604	$17,819	$47,958	$(193,381)	$86,279

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$648,032	$59,936	$291,925	$—	$999,893
Service	—	391,774	31,549	211,222	—	634,545
Intercompany revenues	—	2,026	—	37,248	(39,274)	—
Total Revenues	—	1,041,832	91,485	540,395	(39,274)	1,634,438
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	430,416	13,719	277,619	—	721,754
Selling, general and administrative	593	342,990	7,968	133,292	—	484,843
Intercompany cost of sales	—	7,163	30,085	2,026	(39,274)	—
Depreciation and amortization	89	125,465	7,041	69,631	—	202,226
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,412)	6	329	—	(1,077)
Total Operating Expenses	682	904,622	58,819	482,897	(39,274)	1,407,746
Operating (Loss) Income	(682)	137,210	32,666	57,498	—	226,692
Interest Expense (Income), Net	68,053	(14,580)	21,382	67,073	—	141,928
Other Expense (Income), Net	51,731	4,172	44	(42,243)	—	13,704
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(120,466)	147,618	11,240	32,668	—	71,060
Provision (Benefit) for Income Taxes	—	17,001	4,040	1,698	—	22,739
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(169,272)	(53,868)	(2,686)	(7,835)	233,661	—
Income (Loss) from Continuing Operations	48,806	184,485	9,886	38,805	(233,661)	48,321
Income (Loss) from Discontinued Operations	—	890	635	62	—	1,587
Net Income (Loss)	48,806	185,375	10,521	38,867	(233,661)	49,908
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,102	—	1,102
Net Income (Loss) Attributable to Iron Mountain Incorporated	$48,806	$185,375	$10,521	$37,765	$(233,661)	$48,806
Net Income (Loss)	$48,806	$185,375	$10,521	$38,867	$(233,661)	$49,908
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(588)	—	(3,105)	30,460	—	26,767
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	26,216	21,530	613	(3,105)	(45,254)	—
Total Other Comprehensive Income (Loss)	25,628	20,796	(2,492)	27,355	(45,254)	26,033
Comprehensive Income (Loss)	74,434	206,171	8,029	66,222	(278,915)	75,941
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,507	—	1,507
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$74,434	$206,171	$8,029	$64,715	$(278,915)	$74,434

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$709,897	$63,918	$388,703	$—	$1,162,518
Service	—	431,874	31,725	262,565	—	726,164
Intercompany revenues	—	2,238	—	43,991	(46,229)	—
Total Revenues	—	1,144,009	95,643	695,259	(46,229)	1,888,682
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	469,431	14,339	357,221	—	840,991
Selling, general and administrative	352	322,282	7,357	147,620	—	477,611
Intercompany cost of sales	—	13,196	30,795	2,238	(46,229)	—
Depreciation and amortization	89	151,290	8,547	92,880	—	252,806
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(794)	6	113	—	(675)
Total Operating Expenses	441	955,405	61,044	600,072	(46,229)	1,570,733
Operating (Loss) Income	(441)	188,604	34,599	95,187	—	317,949
Interest Expense (Income), Net	83,161	12,358	5,635	74,867	—	176,021
Other Expense (Income), Net	420	3,062	(154)	(29,058)	—	(25,730)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(84,022)	173,184	29,118	49,378	—	167,658
Provision (Benefit) for Income Taxes	—	13,180	6,522	7,527	—	27,229
Gain on Sale of Real Estate, Net of Tax	—	—	—	(1,563)	—	(1,563)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(220,777)	(53,375)	(520)	(22,596)	297,268	—
Income (Loss) from Continuing Operations	136,755	213,379	23,116	66,010	(297,268)	141,992
Income (Loss) from Discontinued Operations, Net of Tax	—	(957)	—	(1,406)	—	(2,363)
Net Income (Loss)	136,755	212,422	23,116	64,604	(297,268)	139,629
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,874	—	2,874
Net Income (Loss) Attributable to Iron Mountain Incorporated	$136,755	$212,422	$23,116	$61,730	$(297,268)	$136,755
Net Income (Loss)	$136,755	$212,422	$23,116	$64,604	$(297,268)	$139,629
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(8,148)	—	3,339	63,131	—	58,322
Equity in Other Comprehensive Income (Loss) of Subsidiaries	67,131	39,753	1,257	3,339	(111,480)	—
Total Other Comprehensive Income (Loss)	58,983	39,753	4,596	66,470	(111,480)	58,322
Comprehensive Income (Loss)	195,738	252,175	27,712	131,074	(408,748)	197,951
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,213	—	2,213
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$195,738	$252,175	$27,712	$128,861	$(408,748)	$195,738

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(107,370)	$203,158	$23,827	$85,990	$—	$205,605
Cash Flows from Operating Activities—Discontinued Operations	—	393	690	62	—	1,145
Cash Flows from Operating Activities	$(107,370)	$203,551	$24,517	$86,052	$—	$206,750
Cash Flows from Investing Activities:
Capital expenditures	—	(102,219)	(1,048)	(60,398)	—	(163,665)
Cash paid for acquisitions, net of cash acquired	—	4,074	(2,381)	(278,246)	—	(276,553)
Intercompany loans to subsidiaries	(148,811)	(261,681)	—	—	410,492	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(13,932)	—	(2,814)	—	(16,746)
Net proceeds from Iron Mountain Divestments (see Note 10)	—	53,950	—	—	—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	—	92	—	279	—	371
Cash Flows from Investing Activities—Continuing Operations	(150,396)	(321,301)	(3,429)	(341,179)	413,662	(402,643)
Cash Flows from Investing Activities—Discontinued Operations	—	—	90	—	—	90
Cash Flows from Investing Activities	(150,396)	(321,301)	(3,339)	(341,179)	413,662	(402,553)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities, bridge facilities and other debt	(1,096,706)	(3,554,881)	(861,740)	(1,873,787)	—	(7,387,114)
Proceeds from revolving credit, term loan facilities, bridge facilities and other debt	1,083,681	3,285,876	843,281	1,973,967	—	7,186,805
Net proceeds from sales of senior notes	492,500	246,250	—	—	—	738,750
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	456	—	456
Intercompany loans from parent	—	147,470	(14,427)	277,449	(410,492)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(232,596)	—	—	—	—	(232,596)
Net proceeds (payments) associated with employee stock-based awards	18,641	—	—	—	—	18,641
Excess tax benefit (deficiency) from stock-based compensation	29	—	—	—	—	29
Payment of debt financing and stock issuance costs	(7,532)	(4,500)	—	—	—	(12,032)
Cash Flows from Financing Activities—Continuing Operations	258,017	121,800	(32,886)	379,670	(413,662)	312,939
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	258,017	121,800	(32,886)	379,670	(413,662)	312,939
Effect of exchange rates on cash and cash equivalents	—	—	1,842	(10,370)	—	(8,528)
Increase (Decrease) in cash and cash equivalents	251	4,050	(9,866)	114,173	—	108,608
Cash and cash equivalents, beginning of period	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, end of period	$402	$11,853	$3,316	$221,418	$—	$236,989

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(81,406)	$305,548	$27,976	$69,922	$—	$322,040
Cash Flows from Operating Activities—Discontinued Operations	—	(957)	—	(1,406)	—	(2,363)
Cash Flows from Operating Activities	(81,406)	304,591	27,976	68,516	—	319,677
Cash Flows from Investing Activities:
Capital expenditures	—	(124,559)	(4,171)	(36,477)	—	(165,207)
Cash paid for acquisitions, net of cash acquired	—	(6,380)	—	(31,843)	—	(38,223)
Intercompany loans to subsidiaries	(51,119)	(41,642)	—	(474)	93,235	—
Investment in subsidiaries	(16,170)	—	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(26,924)	(410)	(1,176)	—	(28,510)
Net proceeds from Iron Mountain Divestments (see Note 10)	—	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	12,933	2	(4,388)	—	8,547
Cash Flows from Investing Activities—Continuing Operations	(67,289)	(186,572)	(4,579)	(71,935)	109,405	(220,970)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Investing Activities	(67,289)	(186,572)	(4,579)	(71,935)	109,405	(220,970)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(262,579)	(3,197,148)	(51)	(2,291,638)	—	(5,751,416)
Proceeds from revolving credit, term loan facilities and other debt	224,660	2,913,810	—	2,355,655	—	5,494,125
Net proceeds from sales of senior notes	332,683	—	—	—	—	332,683
Debit balances (payments) under cash pools	—	136,379	—	25,171	(161,550)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	10,151	—	10,151
Intercompany loans from parent	—	44,957	(43,089)	91,367	(93,235)	—
Equity contribution from parent	—	—	—	16,170	(16,170)	—
Parent cash dividends	(147,393)	—	—	—	—	(147,393)
Net proceeds (payments) associated with employee stock-based awards	810	—	—	—	—	810
Payment of debt financing and stock issuance costs	(471)	—	(73)	—	—	(544)
Cash Flows from Financing Activities—Continuing Operations	147,710	(102,002)	(43,213)	206,876	(270,955)	(61,584)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	147,710	(102,002)	(43,213)	206,876	(270,955)	(61,584)
Effect of exchange rates on cash and cash equivalents	—	—	2,706	14,706	—	17,412
Increase (Decrease) in cash and cash equivalents	(985)	16,017	(17,110)	218,163	(161,550)	54,535
Cash and cash equivalents, beginning of period	2,405	23,380	17,110	193,589	—	236,484
Cash and cash equivalents, end of period	$1,420	$39,397	$—	$411,752	$(161,550)	$291,019

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

There have been no changes made to our reportable operating segments since December 31, 2016, other than the impact of the Russia and Ukraine Divestment. Prior to the Russia and Ukraine Divestment, our businesses in Russia and Ukraine were a component of our Other International Business segment. The operations associated with acquisitions completed during the first half of 2017 (which are described in Note 4) have been incorporated into our existing reportable operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2016
Total Revenues	$481,470	$103,270	$118,198	$165,669	$15,141	$883,748
Depreciation and Amortization	57,465	6,077	15,069	25,897	10,514	115,022
Depreciation	47,867	5,832	11,698	18,323	9,810	93,530
Amortization	9,598	245	3,371	7,574	704	21,492
Adjusted EBITDA	189,138	57,081	33,273	41,931	(59,989)	261,434
Expenditures for Segment Assets	19,872	3,750	(1,158)	281,589	45,461	349,514
Capital Expenditures	14,734	2,302	5,978	15,380	44,419	82,813
Cash (Received) Paid for Acquisitions, Net of Cash Acquired (1)	(2,546)	(59)	(7,103)	265,879	1,042	257,213
Acquisitions of Customer Relationships and Customer Inducements	7,684	1,507	(33)	330	—	9,488
For the Three Months Ended June 30, 2017
Total Revenues	509,597	105,995	121,866	192,405	19,943	949,806
Depreciation and Amortization	58,628	8,955	16,124	30,203	14,189	128,099
Depreciation	50,119	6,701	12,366	20,518	12,611	102,315
Amortization	8,509	2,254	3,758	9,685	1,578	25,784
Adjusted EBITDA	220,768	56,583	36,528	56,166	(51,991)	318,054
Expenditures for Segment Assets	52,640	8,132	2,079	43,084	19,213	125,148
Capital Expenditures	46,235	8,132	1,723	16,702	19,213	92,005
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	—	—	26,036	—	26,036
Acquisitions of Customer Relationships and Customer Inducements	6,405	—	356	346	—	7,107
For the Six Months Ended June 30, 2016
Total Revenues	926,151	199,613	212,074	267,010	29,590	1,634,438
Depreciation and Amortization	102,815	11,747	26,320	40,183	21,161	202,226
Depreciation	88,122	11,254	20,369	29,225	19,950	168,920
Amortization	14,693	493	5,951	10,958	1,211	33,306
Adjusted EBITDA	365,695	110,541	65,219	63,507	(108,382)	496,580
Expenditures for Segment Assets	66,538	8,577	4,902	313,745	63,202	456,964
Capital Expenditures	56,822	7,129	10,037	27,542	62,135	163,665
Cash (Received) Paid for Acquisitions, Net of Cash Acquired (1)	(2,676)	(59)	(7,103)	285,349	1,042	276,553
Acquisitions of Customer Relationships and Customer Inducements	12,392	1,507	1,968	854	25	16,746
For the Six Months Ended June 30, 2017
Total Revenues	1,017,194	212,945	241,938	381,646	34,959	1,888,682
Depreciation and Amortization	119,163	17,888	30,421	57,879	27,455	252,806
Depreciation	102,071	13,374	23,254	39,823	23,385	201,907
Amortization	17,092	4,514	7,167	18,056	4,070	50,899
Adjusted EBITDA	430,298	112,495	70,670	111,513	(114,348)	610,628
Expenditures for Segment Assets	104,528	16,869	7,104	61,704	41,735	231,940
Capital Expenditures	72,813	16,869	6,621	29,169	39,735	165,207
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	4,379	—	—	31,844	2,000	38,223
Acquisitions of Customer Relationships and Customer Inducements	27,336	—	483	691	—	28,510
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

(1)
Cash paid for acquisitions, net of cash acquired for our Other International Business segment for the three and six months ended June 30, 2016 primarily consists of the cash component of the purchase price for the Recall Transaction, as the IMI entity that made the cash payment was an Australian subsidiary. However, the Recall Transaction also benefited the North American Records and Information Management Business, North American Data Management Business and Western European Business segments.

The accounting policies of the reportable segments are the same as those described in Note 2 and in our Annual Report. Adjusted EBITDA for each segment is defined as (loss) income from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other expense (income), net; (iv) gain on sale of real estate, net of tax; and (v) Recall Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Adjusted EBITDA to (loss) income from continuing operations on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Adjusted EBITDA	$261,434	$318,054	$496,580	$610,628
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	—	(1,563)	—	(1,563)
Provision (Benefit) for Income Taxes	10,839	18,009	22,739	27,229
Other Expense (Income), Net	25,641	(19,366)	13,704	(25,730)
Interest Expense, Net	74,866	89,966	141,928	176,021
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(626)	(216)	(1,077)	(675)
Depreciation and Amortization	115,022	128,099	202,226	252,806
Recall Costs(1)	50,412	19,977	68,739	40,548
(Loss) Income from Continuing Operations	$(14,720)	$83,148	$48,321	$141,992
_______________________________________________________________________________

(1)
Represents operating expenditures associated with the Recall Transaction, including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions ("Recall Costs").

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies

a.    Litigation—General

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and reasonably able to be estimated, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $18,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
b. Italy Fire
On November 4, 2011, we experienced a fire at a facility we leased in Aprilia, Italy. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building and its contents were a total loss. We have been sued by six customers. Four of those lawsuits have been settled and two remain pending, including a claim asserted by Azienda per i Transporti Autoferrotranviari del Comune di Roma, S.p.A, seeking 42,600 Euros for the loss of its current and historical archives. We have also received correspondence from other affected customers, including certain customers demanding payment under various theories of liability. Although our warehouse legal liability insurer has reserved its rights to contest coverage related to certain types of potential claims, we believe we carry adequate insurance. We deny any liability with respect to the fire and we have referred these claims to our warehouse legal liability insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows. We sold our Italian operations on April 27, 2012, and we indemnified the buyers related to certain obligations and contingencies associated with the fire. As a result of the sale of the Italian operations, any future statement of operations and cash flow impacts related to the fire will be reflected as discontinued operations.
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
d. Brooklyn Fire (Recall)
On January 31, 2015, a former Recall leased facility located in Brooklyn, New York was completely destroyed by a fire. Approximately 900,000 cartons of customer records were lost impacting approximately 1,200 customers. No one was injured as a result of the fire. We believe we carry adequate insurance to cover any losses resulting from the fire. There is one pending customer-related lawsuit stemming from the fire, which is being defended by our warehouse legal liability insurer. We have also received correspondence from other customers, under various theories of liability. We deny any liability with respect to the fire and we have referred these claims to our insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In fiscal year 2016 and in the first six months of 2017, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 17, 2016	0.4850	March 7, 2016	$102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
(10) Divestments
a. Divestments Associated with the Recall Transaction
As disclosed in Note 4, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, the ACCC, the CCB and the CMA and, as part of the regulatory approval process, we agreed to make the Divestments.
On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds on the 27-month anniversary of the closing of the Access Sale (the "Access Contingent Consideration"). Our estimate of the fair value of the Access Contingent Consideration is approximately $21,400 (which reflects a fair value adjustment of approximately $2,200 and a present value adjustment of approximately $1,400). We have a non-trade receivable amounting to $22,100 included in Other, a component of Other Assets, Net in our Condensed Consolidated Balance Sheet as of June 30, 2017 related to the Access Contingent Consideration.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

On December 29, 2016, we completed the sale of the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the Iron Mountain Canadian Divestments to Arkive Information Management LLC and Arkive Information Management Ltd., both information management companies (collectively, “ARKIVE”), for total consideration of approximately $50,000, subject to adjustments (the “ARKIVE Sale”). Of the total consideration, we received approximately $45,000 in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. ARKIVE may be entitled to receive from us, on the 24-month anniversary of the closing of the ARKIVE Sale, cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base.

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

We have concluded that the Australian Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations as our decision to divest these businesses did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of (loss) income from continuing operations in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.
We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

The table below summarizes certain results of operations of the Recall Divestments for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$1,810		$1,888	$311	$4,009
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	934		867	75	1,876
Provision (Benefit) for Income Taxes	—	44	—	232	13	289
Income (Loss) from Discontinued Operations, Net of Tax	$—	$890		$635	$62	$1,587

	Six Months Ended June 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Total Revenues	$—	$1,810		$1,888	$311	$4,009
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	934		867	75	1,876
Provision (Benefit) for Income Taxes	—	44	—	232	13	289
Income (Loss) from Discontinued Operations, Net of Tax	$—	$890		$635	$62	$1,587
_____________________________________________________________________________

(1)
The Access Sale occurred nearly simultaneously with the closing of the Recall Transaction. Accordingly, the revenue and expenses associated with the Initial United States Divestments are not included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively, and the cash flows associated with the Initial United States Divestments are not included in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016, due to the immaterial nature of the revenues, expenses and cash flows related to the Initial United States Divestments for the period of time we owned these businesses (May 2, 2016 through May 4, 2016).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

The table below summarizes certain results of operations of the Recall Divestments for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
Description	Initial United States Divestments	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	$—	$(1,801)		$(1,248)	$—	$(3,049)
Provision (Benefit) for Income Taxes	—	(646)	—	(377)	—	(1,023)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$(1,155)		$(871)	$—	$(2,026)

	Six Months Ended June 30, 2017
Description	Initial United States Divestments	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	$—	$(1,562)		$(1,916)	$—	$(3,478)
Provision (Benefit) for Income Taxes	—	(605)	—	(510)	—	(1,115)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$(957)		$(1,406)	$—	$(2,363)

_____________________________________________________________________________

(1) During the three and six months ended June 30, 2017, the loss from discontinued operations before benefit for income taxes of $3,049 and $3,478, respectively, was primarily related to costs to provide transition services related to the Recall Divestments.

b. Russia and Ukraine Divestment
On May 30, 2017, IM EES, a consolidated subsidiary of IMI, sold our records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction (the “Russia and Ukraine Divestment”). As consideration for the Russia and Ukraine Divestment, IM EES received a 25% equity interest in OSG (the “OSG Investment”).
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38,869 to Other Expense (Income), Net, in the three and six months ended June 30, 2017, representing the excess of the fair value of the consideration received over the carrying value of the Russia and Ukraine Divestment. Prior to this transaction, our businesses in Russia and Ukraine were a component of our Northern and Eastern Europe reporting unit. As a result of the Russia and Ukraine Divestment, $3,515 of goodwill associated with our Northern and Eastern Europe reporting unit was allocated, on a relative fair value basis, to the Russia and Ukraine Divestment and included in the carrying value of the divested businesses. Approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain associated with the Russia and Ukraine Divestment.
We account for the OSG Investment as an equity method investment. The fair value of the OSG Investment is approximately $18,000 and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet as of June 30, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Recall Costs

Recall Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of sales (excluding depreciation and amortization)	$331	$5,073	$331	$12,960
Selling, general and administrative expenses	50,081	14,904	68,408	27,588
Total Recall Costs	$50,412	$19,977	$68,739	$40,548

Recall Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
North American Records and Information Management Business	$2,794	$6,326	$2,833	$13,625
North American Data Management Business	517	1,003	517	1,876
Western European Business	3,913	2,131	4,130	5,347
Other International Business	5,517	1,937	5,948	3,588
Corporate and Other Business	37,671	8,580	55,311	16,112
Total Recall Costs	$50,412	$19,977	$68,739	$40,548
A rollforward of accrued liabilities related to Recall Costs on our Condensed Consolidated Balance Sheets as of December 31, 2016 to June 30, 2017 is as follows:

Accrual for Recall Costs
Balance at December 31, 2016	$4,914
Amounts accrued	16,304
Change in estimates(1)	(230)
Payments	(10,687)
Currency translation adjustments	66
Balance at June 30, 2017(2)	$10,367
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Recall Costs as of June 30, 2017 presented in the table above generally related to employee severance costs and onerous lease liabilities. We expect that the majority of these liabilities will be paid throughout 2017. Additional Recall Costs recorded in our Condensed Consolidated Statement of Operations have either been settled in cash during the six months ended June 30, 2017 or are included in our Condensed Consolidated Balance Sheet as of June 30, 2017 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Subsequent Events

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus, for approximately 24,900 Euro (or approximately $28,500, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In July 2017, we signed a purchase agreement to acquire MAG DATACENTERS, LLC, which operates FORTRUST, a private data center business with operations in Denver, Colorado, for total consideration of approximately $128,000, subject to customary adjustments, approximately $54,500 to be paid in cash and the remainder of the consideration to be paid in unregistered shares of our common stock. The completion of this pending acquisition is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the acquisition, that the acquisition will not be delayed or that the terms will remain the same.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2017, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2017 (our "Annual Report").
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

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2017 within each section. Trends and changes that are consistent with the three and six month periods are not repeated and are discussed on a year to date basis only.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the three and six months ended June 30, 2016.
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs associated with the Divestments (as defined in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) required in connection with receipt of regulatory approvals (including transitional services) and costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions ("Recall Costs") and (ii) capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through June 30, 2017, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $255.5 million, including $219.5 million of Recall Costs and $36.0 million of capital expenditures.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Recall Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Divestments
a. Divestments Associated with the Recall Transaction
As disclosed in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we sought regulatory approval of the Recall Transaction and, as part of the regulatory approval process, we agreed to make the Divestments.

The Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Recall Divestments") meet the criteria to be reported as discontinued operations as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction. Accordingly, the results of operations for the Recall Divestments are presented as a component of discontinued operations in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017 and the cash flows associated with the Recall Divestments are presented as a component of cash flows from discontinued operations in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017.

The Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Iron Mountain Divestments") do not meet the criteria to be reported as discontinued operations as our decision to divest the Iron Mountain Divestments does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

The Australia Divestment Business represents approximately $12.0 million and $24.2 million of total revenues and approximately $0.4 million and $0.3 million of total loss from continuing operations for the three and six months ended June 30, 2016, respectively. The Iron Mountain Canadian Divestments represent approximately $1.3 million and $2.5 million of total revenues and approximately $1.1 million and $1.8 million of total income from continuing operations for the three and six months ended June 30, 2016, respectively. The Australia Divestment Business was previously included in our Other International Business segment and the Iron Mountain Canadian Divestments were previously included in our North American Records and Information Management Business segment.

b. Iron Mountain - Russia and Ukraine Divestment
On May 30, 2017, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of IMI, sold our records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction (the “Russia and Ukraine Divestment”). As consideration for the Russia and Ukraine Divestment, IM EES received a 25% equity interest in OSG.
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2017, respectively. The Russia and Ukraine Divestment represents approximately $4.4 million and $7.9 million of total revenues and approximately $1.0 million and $2.0 million of total income (loss) from continuing operations for the three and six months ended June 30, 2016, respectively. The Russia and Ukraine Divestment represents approximately $3.4 million and $8.6 million of total revenues and approximately $(1.3) million and $0.9 million of total (loss) income from continuing operations (excluding the gain on sale described below) for the three and six months ended June 30, 2017, respectively.
As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of approximately $38.9 million to Other Expense (Income), Net, in the three and six months ended June 30, 2017, representing the excess of the fair value of the consideration received over the carrying value of the divested businesses.
See Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the Russia and Ukraine Divestment.

Transformation Initiative

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs by $125.0 million by the end of 2017, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"). As a result of the Transformation Initiative, we recorded a charge of $0.1 million and $5.8 million, respectively, for the three and six months ended June 30, 2016, primarily related to employee severance and associated benefits. We are on target to achieve our $125.0 million cost reduction goal by the end of 2017.

General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code and revenues associated with our data center operations. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Information Governance and Digital Solutions, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services; (9) consulting services; and (10) other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.746	$0.751	0.7%
Brazilian real	$0.285	$0.311	9.1%
British pound sterling	$1.434	$1.278	(10.9)%
Canadian dollar	$0.776	$0.744	(4.1)%
Euro	$1.129	$1.100	(2.6)%

	Average Exchange Rates for the Six Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.734	$0.754	2.7%
Brazilian real	$0.271	$0.315	16.2%
British pound sterling	$1.433	$1.259	(12.1)%
Canadian dollar	$0.752	$0.750	(0.3)%
Euro	$1.116	$1.083	(3.0)%

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as (loss) income from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other expense (income), net; (iv) gain on sale of real estate, net of tax; and (v) Recall Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income, (loss) income from continuing operations, net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).
Reconciliation of (Loss) Income from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
(Loss) Income from Continuing Operations	$(14,720)	$83,148	$48,321	$141,992
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	—	(1,563)	—	(1,563)
Provision (Benefit) for Income Taxes	10,839	18,009	22,739	27,229
Other Expense (Income), Net	25,641	(19,366)	13,704	(25,730)
Interest Expense, Net	74,866	89,966	141,928	176,021
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(626)	(216)	(1,077)	(675)
Depreciation and Amortization	115,022	128,099	202,226	252,806
Recall Costs	50,412	19,977	68,739	40,548
Adjusted EBITDA	$261,434	$318,054	$496,580	$610,628
_______________________________________________________________________________

(1)	There was no tax impact associated with the gain on sale of real estate recognized during the three and six months ended June 30, 2017.

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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Reported EPS—Fully Diluted from Continuing Operations	$(0.06)	$0.30	$0.21	$0.53
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	0.01	—	0.01
Gain on Sale of Real Estate, Net of Tax	—	(0.01)	—	(0.01)
Other Expense (Income), Net	0.10	(0.07)	0.06	(0.10)
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	—
Recall Costs	0.20	0.08	0.30	0.15
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	(0.01)	(0.02)	(0.04)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.24	$0.30	$0.55	$0.54
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and six months ended June 30, 2016 and 2017, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2016 and 2017 was 17.2% and 21.3%, respectively.

(2)	Columns may not foot due to rounding.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income. Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) Recall Costs; (5) the tax impact of reconciling items and discrete tax items; (6) (income) loss from discontinued operations, net of tax; and (7) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net (Loss) Income to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net (Loss) Income	$(13,133)	$81,122	$49,908	$139,629
Add/(Deduct):
Real Estate Depreciation(1)	58,319	65,913	103,382	128,869
Gain on Sale of Real Estate, Net of Tax	—	(1,563)	—	(1,563)
FFO (NAREIT)	45,186	145,472	153,290	266,935
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(626)	(216)	(1,077)	(675)
Other Expense (Income), Net(2)	25,641	(19,366)	13,704	(25,730)
Recall Costs	50,412	19,977	68,739	40,548
Tax Impact of Reconciling Items and Discrete Tax Items(3)	(1,467)	(3,288)	(3,478)	(11,494)
(Income) Loss from Discontinued Operations, Net of Tax(4)	(1,587)	2,026	(1,587)	2,363
FFO (Normalized)	$117,559	$144,605	$229,591	$271,947
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction losses, net of $20.2 million and $16.0 million in the three and six months ended June 30, 2017, respectively, and $17.2 million and $4.7 million in the three and six months ended June 30, 2016, respectively.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $0.2 million and $(8.0) million for the three and six months ended June 30, 2017, respectively, and $(1.5) million and $(0.9) million for the three and six months ended June 30, 2016, respectively.

(4)
Net of tax benefit of $1.0 million and $1.1 million for the three and six months ended June 30, 2017, respectively. Net of tax provision of $0.3 million for each of the three and six months ended June 30, 2016, respectively.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

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
Recent Accounting Pronouncements
See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of three and six months ended June 30, 2017 to three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$883,748	$949,806	$66,058	7.5%
Operating Expenses	787,122	779,612	(7,510)	(1.0)%
Operating Income	96,626	170,194	73,568	76.1%
Other Expenses, Net	111,346	87,046	(24,300)	(21.8)%
(Loss) Income from Continuing Operations	(14,720)	83,148	97,868	664.9%
Income (Loss) from Discontinued Operations, Net of Tax	1,587	(2,026)	(3,613)	(227.7)%
Net (Loss) Income	(13,133)	81,122	94,255	717.7%
Net Income Attributable to Noncontrolling Interests	835	2,492	1,657	198.4%
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(13,968)	$78,630	$92,598	662.9%
Adjusted EBITDA(1)	$261,434	$318,054	$56,620	21.7%
Adjusted EBITDA Margin(1)	29.6%	33.5%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$1,634,438	$1,888,682	$254,244	15.6%
Operating Expenses	1,407,746	1,570,733	162,987	11.6%
Operating Income	226,692	317,949	91,257	40.3%
Other Expenses, Net	178,371	175,957	(2,414)	(1.4)%
Income from Continuing Operations	48,321	141,992	93,671	193.9%
Income (Loss) from Discontinued Operations, Net of Tax	1,587	(2,363)	(3,950)	(248.9)%
Net Income	49,908	139,629	89,721	179.8%
Net Income Attributable to Noncontrolling Interests	1,102	2,874	1,772	160.8%
Net Income Attributable to Iron Mountain Incorporated	$48,806	$136,755	$87,949	180.2%
Adjusted EBITDA(1)	$496,580	$610,628	$114,048	23.0%
Adjusted EBITDA Margin(1)	30.4%	32.3%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$538,682	$590,239	$51,557	9.6%	10.6%	4.8%
Service	345,066	359,567	14,501	4.2%	5.1%	(1.1)%
Total Revenues	$883,748	$949,806	$66,058	7.5%	8.4%	2.5%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$999,893	$1,162,518	$162,625	16.3%	17.0%	3.9%
Service	634,545	726,164	91,619	14.4%	15.0%	(0.4)%
Total Revenues	$1,634,438	$1,888,682	$254,244	15.6%	16.2%	2.3%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. The revenues generated by Recall have been integrated with our existing revenues and it is impracticable for us to determine actual Recall revenue contribution for the applicable periods. Therefore, our internal revenue growth rates exclude the impact of revenues associated with the Recall Transaction based upon forecasted or budgeted Recall revenues beginning in the third quarter of 2016 through the one-year anniversary of the Recall Transaction. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and six months ended June 30, 2017, reported consolidated storage revenues increased by 9.6% and 16.3%, respectively, driven by the favorable impact of acquisitions/divestitures and consolidated internal storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2016. The net impact of acquisitions/divestitures contributed 5.8% and 13.1% to the reported storage rental revenue growth rates for the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 3.9% in the six months ended June 30, 2017 compared to the comparable prior year period was driven by internal storage rental revenue growth of 2.8% in our North American Records and Information Management Business segment, primarily driven by net price increases, as well as internal storage rental revenue growth of 2.8%, 2.2% and 7.5% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Consolidated internal storage rental revenue growth benefited by approximately 0.8% and 0.4% in the three and six months ended June 30, 2017, respectively, from a $4.2 million customer termination fee in our data center business within our Corporate and Other Business segment. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rate for the three and six months ended June 30, 2017 by 1.0% and 0.7%, respectively, compared to the comparable prior year periods. Excluding the impact of acquisitions/divestitures, global records management net volumes as of June 30, 2017 increased by 1.3% over the ending volume as of June 30, 2016. Global records management reported net volumes, including acquisitions/divestitures, as of June 30, 2017 increased by 2.3% over the ending volume at June 30, 2016, supported by volume increases of 11.7%, 2.8% and 0.3% in our Western European Business, Other International Business and North American Records and Information Management Business segments, respectively.

Service Revenues

In the three and six months ended June 30, 2017, reported consolidated service revenues increased by 4.2% and 14.4%, respectively, driven by the favorable impact of acquisitions/divestitures, partially offset by negative internal service revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the three and six months ended June 30, 2016. The net impact of acquisitions/divestitures contributed 6.2% and 15.4% to the reported service revenue growth rates for the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods, primarily driven by our acquisition of Recall. Internal service revenue growth was negative 1.1% and negative 0.4% for the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods. The negative internal service revenue growth for the three and six months ended June 30, 2017 reflects continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature, as well as declines in project activity in our Western European Business and Other International Business segments, partially offset by growth in secure shredding revenues, in part due to higher recycled paper prices, and the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues within our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations decreased our reported total service revenues by 0.9% and 0.6% for the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods.

Total Revenues

For the reasons stated above, our consolidated revenues increased $66.1 million, or 7.5%, to $949.8 million and $254.2 million, or 15.6%, to $1,888.7 million for the three and six months ended June 30, 2017, respectively, from $883.7 million and $1,634.4 million for the three and six months ended June 30, 2016, respectively. The net impact of acquisitions/divestitures contributed 5.9% and 13.9% to the reported consolidated revenue growth rates for the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 2.5% and 2.3% in the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods. Consolidated internal revenue growth benefited by approximately 0.5% and 0.3% in the three and six months ended June 30, 2017, respectively, from a $4.2 million customer termination fee in our data center business within our Corporate and Other Business segment. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenues by 0.9% and 0.6% in the three and six months ended June 30, 2017, respectively, compared to the comparable prior year periods, primarily due to the weakening of the British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable period.

Internal Growth—Eight-Quarter Trend

	2015		2016				2017
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.8%	2.2%	2.2%	2.1%	2.1%	2.9%	3.0%	4.8%
Service Revenue	(0.9)%	0.3%	1.6%	(2.1)%	(1.3)%	(0.9)%	0.6%	(1.1)%
Total Revenue	1.3%	1.4%	2.0%	0.4%	0.8%	1.4%	2.0%	2.5%

We expect our consolidated internal storage rental revenue growth rate for 2017 to be approximately 2.5% to 3.0%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 4.8%. Consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the three months ended June 30, 2017, from a $4.2 million customer termination fee in our data center business within our Corporate and Other Business segment. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2015 and 2016 were 2.7% and 2.3%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
Labor	$192,569	$196,727	$4,158	2.2%	2.9%	21.8%	20.7%	(1.1)%
Facilities	132,920	141,062	8,142	6.1%	7.0%	15.0%	14.9%	(0.1)%
Transportation	33,226	35,659	2,433	7.3%	8.1%	3.8%	3.8%	—%
Product Cost of Sales and Other	36,603	35,763	(840)	(2.3)%	(1.7)%	4.1%	3.8%	(0.3)%
Recall Costs	331	5,073	4,742	1,432.6%	1,432.6%	0.0%	0.5%	0.5%
Total Cost of Sales	$395,649	$414,284	$18,635	4.7%	5.5%	44.8%	43.6%	(1.2)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
Labor	$361,597	$396,887	$35,290	9.8%	10.1%	22.1%	21.0%	(1.1)%
Facilities	237,114	285,315	48,201	20.3%	20.8%	14.5%	15.1%	0.6%
Transportation	58,475	70,880	12,405	21.2%	21.8%	3.6%	3.8%	0.2%
Product Cost of Sales and Other	64,237	74,949	10,712	16.7%	16.9%	3.9%	4.0%	0.1%
Recall Costs	331	12,960	12,629	3,815.4%	3,815.4%	0.0%	0.7%	0.7%
Total Cost of Sales	$721,754	$840,991	$119,237	16.5%	16.9%	44.2%	44.5%	0.3%

Labor
Labor expenses decreased to 21.0% of consolidated revenues in the six months ended June 30, 2017 compared to 22.1% in the six months ended June 30, 2016. The decrease in labor expenses as a percentage of consolidated revenues was driven primarily by a 115 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues (11.40% in the six months ended June 30, 2017 compared to 12.55% in the comparable prior year period), primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, labor expenses for the six months ended June 30, 2017 increased by $36.4 million, or 10.1%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Facilities
Facilities expenses increased to 15.1% of consolidated revenues in the six months ended June 30, 2017 compared to 14.5% in the six months ended June 30, 2016. The 60 basis point increase in facilities expenses as a percentage of consolidated revenues was primarily driven by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction. On a constant dollar basis, facilities expenses for the six months ended June 30, 2017 increased by $49.2 million, or 20.8%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Transportation
Transportation expenses increased to 3.8% of consolidated revenues in the six months ended June 30, 2017 compared to 3.6% in the six months ended June 30, 2016. The increase in transportation expenses as a percentage of consolidated revenues was driven by an increase in third party carrier costs as a percentage of consolidated revenue, primarily associated with our Other International Business segment. On a constant dollar basis, transportation expenses for the six months ended June 30, 2017 increased by $12.7 million, or 21.8%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, increased to 4.0% of consolidated revenues for the six months ended June 30, 2017 compared to 3.9% in the six months ended June 30, 2016. The increase in product cost of sales and other was driven by special project costs. On a constant dollar basis, product cost of sales and other increased by $10.8 million, or 16.9%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Recall Costs
Recall Costs included in cost of sales were $0.3 million and $13.0 million in the six months ended June 30, 2016 and 2017, respectively, and primarily consisted of employee severance costs and facility integration costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
General and Administrative	$131,416	$126,113	$(5,303)	(4.0)%	(3.2)%	14.9%	13.3%	(1.6)%
Sales, Marketing & Account Management	61,538	61,714	176	0.3%	1.4%	7.0%	6.5%	(0.5)%
Information Technology	31,014	30,316	(698)	(2.3)%	(1.4)%	3.5%	3.2%	(0.3)%
Bad Debt Expense	3,028	4,398	1,370	45.2%	46.0%	0.3%	0.5%	0.2%
Recall Costs	50,081	14,904	(35,177)	(70.2)%	(70.2)%	5.7%	1.6%	(4.1)%
Total Selling, General and Administrative Expenses	$277,077	$237,445	$(39,632)	(14.3)%	(13.7)%	31.4%	25.0%	(6.4)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
General and Administrative	$243,404	$260,913	$17,509	7.2%	8.0%	14.9%	13.8%	(1.1)%
Sales, Marketing & Account Management	114,760	125,020	10,260	8.9%	9.9%	7.0%	6.6%	(0.4)%
Information Technology	55,105	62,109	7,004	12.7%	13.6%	3.4%	3.3%	(0.1)%
Bad Debt Expense	3,166	1,981	(1,185)	(37.4)%	(37.7)%	0.2%	0.1%	(0.1)%
Recall Costs	68,408	27,588	(40,820)	(59.7)%	(59.7)%	4.2%	1.5%	(2.7)%
Total Selling, General and Administrative Expenses	$484,843	$477,611	$(7,232)	(1.5)%	(0.8)%	29.7%	25.3%	(4.4)%
General and Administrative
General and administrative expenses decreased to 13.8% of consolidated revenues in the six months ended June 30, 2017 compared to 14.9% in the six months ended June 30, 2016. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, partially offset by an increase in professional fees associated with innovation initiatives. On a constant dollar basis, general and administrative expenses for the six months ended June 30, 2017 increased by $19.3 million, or 8.0%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.6% of consolidated revenues in the six months ended June 30, 2017 compared to 7.0% in the six months ended June 30, 2016. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. On a constant dollar basis, sales, marketing and account management expenses for the six months ended June 30, 2017 increased by $11.3 million, or 9.9%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Information Technology
Information technology expenses decreased to 3.3% of consolidated revenues in the six months ended June 30, 2017 compared to 3.4% in the six months ended June 30, 2016. The decrease in information technology expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall and lower professional fees, partially offset by an increase in maintenance and software license fees, primarily in our Corporate and Other Business segment. On a constant dollar basis, information technology expenses for the six months ended June 30, 2017 increased by $7.5 million, or 13.6%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. On a constant dollar basis, bad debt expenses for the six months ended June 30, 2017 decreased by $1.2 million compared to the comparable prior year period, primarily driven by lower bad debt expense associated with our North American Records and Information Management Business segment.
Recall Costs
Recall Costs included in selling, general and administrative expenses were $27.6 million in the six months ended June 30, 2017, and primarily consisted of advisory and professional fees, as well as severance costs. Recall Costs included in selling, general and administrative expenses were $68.4 million in the six months ended June 30, 2016, and primarily consisted of advisory and professional fees, as well as severance and REIT conversion costs.
Depreciation and Amortization
Depreciation expense increased $33.0 million, or 19.5%, on a reported dollar basis ($33.8 million, or 20.1%, on a constant dollar basis) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. See Note 2.f. to Notes to Consolidated Financial Statements in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $17.6 million, or 52.8%, on a reported dollar basis ($17.9 million, or 54.3%, on a constant dollar basis) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $34.1 million to $176.0 million in the six months ended June 30, 2017 from $141.9 million in the six months ended June 30, 2016. This increase was a result of higher average debt outstanding during the current year period compared to the prior year period, as well as an increase in the weighted average interest rate on our outstanding debt in the current year period compared to the prior year period. Our weighted average interest rate was 5.4% and 5.1% at June 30, 2017 and 2016, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other Expense (Income), Net (in thousands)

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2016	2017		2016	2017
Foreign currency transaction losses, net	$17,193	$20,199	$3,006	$4,651	$16,035	$11,384
Debt extinguishment expense	9,283	—	(9,283)	9,283	—	(9,283)
Other, net	(835)	(39,565)	(38,730)	(230)	(41,765)	(41,535)
	$25,641	$(19,366)	$(45,007)	$13,704	$(25,730)	$(39,434)
Foreign Currency Transaction Losses
We recorded net foreign currency transaction losses of $16.0 million in the six months ended June 30, 2017, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling, Canadian dollar and Euro against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Mexican peso and Russian ruble against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries.
We recorded net foreign currency transaction losses of $4.7 million in the six months ended June 30, 2016, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Argentine peso and British pound sterling against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries, as well as Euro denominated borrowings by IMI under our Revolving Credit Facility. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Brazilian real, Euro and Russian ruble against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries.
Other, Net
Other, net includes income of approximately $38.9 million associated with the Russia and Ukraine Divestment (see Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).

Debt Extinguishment Expense
We recorded a charge of approximately $9.3 million in the second quarter of 2016 related to the termination of an $850.0 million unsecured bridge term loan (which is described more fully in our Annual Report), which primarily consisted of the write-off of unamortized deferred financing costs.

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

For the three months ended June 30, 2016, we had a net loss from continuing operations before provision of income taxes of $3.9 million and a provision for income taxes of $10.8 million; as such, our effective tax rate for the three months ended June 30, 2016 is not meaningful. Our effective tax rate for the six months ended June 30, 2016 was 32.0%. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates for the three and six months ended June 30, 2016 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. Our effective tax rates for the three and six months ended June 30, 2017 were 18.1% and 16.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended June 30, 2017 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the six months ended June 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $7.5 million as a result of the merger of certain of our foreign subsidiaries.

As a result of the 2016 Indefinite Reinvestment Assessment (as defined in Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report), we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of our unconverted foreign TRSs outside the United States. Accordingly, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain of our converted TRSs.
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense, and substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate, net of tax, for the three and six months ended June 30, 2017 consists of the sale of land and a building in the United States for net proceeds of approximately $12.7 million, which resulted in a gain of $1.6 million.

(LOSS) INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated (loss) income from continuing operations and Adjusted EBITDA:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2017
(Loss) Income from Continuing Operations	$(14,720)	$83,148	$97,868	664.9%
(Loss) Income from Continuing Operations as a percentage of Consolidated Revenue	(1.7)%	8.8%
Adjusted EBITDA	261,434	318,054	56,620	21.7%
Adjusted EBITDA Margin	29.6%	33.5%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2017
Income (Loss) from Continuing Operations	$48,321	$141,992	$93,671	193.9%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	3.0%	7.5%
Adjusted EBITDA	496,580	610,628	114,048	23.0%
Adjusted EBITDA Margin	30.4%	32.3%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Income (loss) from discontinued operations, net of tax was $1.6 million and $(2.4) million for the six months ended June 30, 2016 and 2017, respectively, primarily related to the operations of the Recall Divestments.
NONCONTROLLING INTERESTS
For the three and six months ended June 30, 2017, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $2.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2016, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.8 million and $1.1 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$287,911	$305,168	$17,257	6.0%	6.4%	3.7%
Service	193,559	204,429	10,870	5.6%	6.2%	1.3%
Segment Revenue	$481,470	$509,597	$28,127	5.8%	6.3%	2.7%
Segment Adjusted EBITDA(1)	$189,138	$220,768	$31,630
Segment Adjusted EBITDA Margin(2)	39.3%	43.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$555,134	$603,351	$48,217	8.7%	8.7%	2.8%
Service	371,017	413,843	42,826	11.5%	11.6%	1.2%
Segment Revenue	$926,151	$1,017,194	$91,043	9.8%	9.9%	2.2%
Segment Adjusted EBITDA(1)	$365,695	$430,298	$64,603
Segment Adjusted EBITDA Margin(2)	39.5%	42.3%
_______________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the six months ended June 30, 2017, reported revenue in our North American Records and Information Management Business segment increased 9.8%, compared to the six months ended June 30, 2016 due to the favorable net impact of acquisitions/divestitures and internal revenue growth. The net impact of acquisitions/divestitures contributed 7.7% to the reported revenue growth rates in our North American Records and Information Management Business segment for the six months ended June 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth of 2.2% in the six months ended June 30, 2017, was primarily the result of (i) internal storage rental revenue growth of 2.8% in the six months ended June 30, 2017, primarily driven by net price increases and (ii) internal service revenue growth of 1.2% in the six months ended June 30, 2017, driven by growth in secure shredding revenues, in part due to higher recycled paper prices, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA margin increased 280 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as a decrease in bad debt expense.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$69,642	$73,473	$3,831	5.5%	5.8%	2.9%
Service	33,628	32,522	(1,106)	(3.3)%	(3.0)%	(7.4)%
Segment Revenue	$103,270	$105,995	$2,725	2.6%	2.9%	(0.5)%
Segment Adjusted EBITDA(1)	$57,081	$56,583	$(498)
Segment Adjusted EBITDA Margin(2)	55.3%	53.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$134,990	$146,785	$11,795	8.7%	8.8%	2.8%
Service	64,623	66,160	1,537	2.4%	2.4%	(7.1)%
Segment Revenue	$199,613	$212,945	$13,332	6.7%	6.7%	(0.4)%
Segment Adjusted EBITDA(1)	$110,541	$112,495	$1,954
Segment Adjusted EBITDA Margin(2)	55.4%	52.8%
_______________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the six months ended June 30, 2017, reported revenue in our North American Data Management Business segment increased 6.7%, compared to the six months ended June 30, 2016, primarily due to the net impact of acquisitions/divestitures. The net impact of acquisitions/divestitures contributed 7.1% to the reported revenue growth rates in our North American Data Management Business segment for the six months ended June 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth for the six months ended June 30, 2017 was primarily attributable to negative internal service revenue growth of 7.1% for the six months ended June 30, 2017, due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.8% in the six months ended June 30, 2017, primarily attributable to volume increases. Adjusted EBITDA margin decreased 260 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by an increase in selling, general and administrative expenses, partially attributable to investments associated with product management and development.

Western European Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$71,573	$74,535	$2,962	4.1%	12.0%	2.5%
Service	46,625	47,331	706	1.5%	8.5%	(1.7)%
Segment Revenue	$118,198	$121,866	$3,668	3.1%	10.6%	0.8%
Segment Adjusted EBITDA(1)	$33,273	$36,528	$3,255
Segment Adjusted EBITDA Margin(2)	28.2%	30.0%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$129,392	$146,102	$16,710	12.9%	23.0%	2.2%
Service	82,682	95,836	13,154	15.9%	25.4%	0.9%
Segment Revenue	$212,074	$241,938	$29,864	14.1%	24.0%	1.7%
Segment Adjusted EBITDA(1)	$65,219	$70,670	$5,451
Segment Adjusted EBITDA Margin(2)	30.8%	29.2%
_______________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the six months ended June 30, 2017, reported revenue in our Western European Business segment increased 14.1%, compared to the six months ended June 30, 2016 due to the favorable net impact of acquisitions/divestitures and internal revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the six months ended June 30, 2016. The net impact of acquisitions/divestitures contributed 22.3% to the reported revenue growth rates in our Western European Business segment for the six months ended June 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the six months ended June 30, 2017 was 1.7%, primarily attributable to internal storage rental revenue growth of 2.2% for the six months ended June 30, 2017, primarily associated with volume increases. For the three months ended June 30, 2017, negative internal service revenue growth of 1.7% was primarily due to decreased special project activity. For the six months ended June 30, 2017, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 9.9%, compared to the comparable prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin increased 180 basis points during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily driven by a decrease in selling, general and administrative expenses, primarily attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. Adjusted EBITDA margin decreased 160 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by an increase in cost of sales as a percentage of segment revenue, primarily associated with increased wages and benefits, rent expense and property taxes, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall.

Other International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$98,610	$121,317	$22,707	23.0%	21.2%	7.1%
Service	67,059	71,088	4,029	6.0%	4.3%	(4.7)%
Segment Revenue	$165,669	$192,405	$26,736	16.1%	14.4%	2.4%
Segment Adjusted EBITDA(1)	$41,931	$56,166	$14,235
Segment Adjusted EBITDA Margin(2)	25.3%	29.2%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$159,026	$238,932	$79,906	50.2%	46.3%	7.5%
Service	107,984	142,714	34,730	32.2%	28.2%	(1.9)%
Segment Revenue	$267,010	$381,646	$114,636	42.9%	38.9%	3.8%
Segment Adjusted EBITDA(1)	$63,507	$111,513	$48,006
Segment Adjusted EBITDA Margin(2)	23.8%	29.2%
_____________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the six months ended June 30, 2017, reported revenue in our Other International Business segment increased 42.9% compared to the six months ended June 30, 2016 due to the net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates compared to the six months ended June 30, 2016. The net impact of acquisitions/divestitures contributed 35.1% to the reported revenue growth rate in our Other International Business segment for the six months ended June 30, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the six months ended June 30, 2017 was 3.8%, supported by 7.5% internal storage rental revenue growth, primarily due to volume increases, partially offset by 1.9% negative internal service revenue growth primarily due to decreased project activity. Foreign currency fluctuations in the six months ended June 30, 2017 resulted in increased revenue, as measured in United States dollars, of approximately 4.0% compared to the comparable prior year period, primarily due to the strengthening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 540 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of a higher margin business in Australia as a result of the Recall acquisition and to a lesser extent, synergies associated with our acquisition of Recall.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$10,946	$15,747	$4,801	43.9%	43.9%	41.3%
Service	4,195	4,196	1	—%	—%	(5.4)%
Segment Revenue	$15,141	$19,943	$4,802	31.7%	31.7%	28.5%
Segment Adjusted EBITDA(1)	$(59,989)	$(51,991)	$7,998
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.8)%	(5.5)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$21,351	$27,349	$5,998	28.1%	28.1%	25.6%
Service	8,239	7,610	(629)	(7.6)%	(7.6)%	(11.7)%
Segment Revenue	$29,590	$34,959	$5,369	18.1%	18.1%	15.3%
Segment Adjusted EBITDA(1)	$(108,382)	$(114,348)	$(5,966)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.6)%	(6.1)%
_______________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

During the six months ended June 30, 2017, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues improved 50 basis points compared to the six months ended June 30, 2016. Adjusted EBITDA in the Corporate and Other Business segment increased $8.0 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily driven by a $4.2 million customer termination fee in the second quarter of 2017 in our data center business and the impact of the Transformation Initiative and synergies associated with our acquisition of Recall, partially offset by increased professional fees associated with certain of our innovation investments. Adjusted EBITDA in the Corporate and Other Business segment decreased $6.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by an increase in information technology expenses associated with our acquisition of Recall and professional fees associated with our innovation investments, partially offset by the customer termination fee discussed above.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2016	2017
Cash flows from operating activities - continuing operations	$205,605	$322,040
Cash flows from investing activities - continuing operations	(402,643)	(220,970)
Cash flows from financing activities - continuing operations	312,939	(61,584)
Cash and cash equivalents at the end of period	236,989	291,019
Net cash provided by operating activities from continuing operations was $322.0 million for the six months ended June 30, 2017 compared to $205.6 million for the six months ended June 30, 2016. The $116.4 million period over period increase in cash flows from operating activities resulted from an increase in net income (including non-cash charges and realized foreign exchange losses) of $114.6 million and a decrease in cash used in working capital of $1.8 million, primarily related to the timing of accounts payable.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired), acquisition of customer relationships and customer inducements during the six months ended June 30, 2017 amounted to $165.2 million, $38.2 million, $21.0 million and $7.5 million, respectively. For the six months ended June 30, 2017, these expenditures were primarily funded with cash flows from operations, as well as through borrowings under our Revolving Credit Facility and the issuance of the Euro Notes (as defined below). Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures to be approximately $320.0 million to $370.0 million in the year ending December 31, 2017.
Net cash used in financing activities from continuing operations was $61.6 million for the six months ended June 30, 2017, consisting primarily of net payments of $257.3 million under the Revolving Credit Facility and the payment of dividends in the amount of $147.4 million on our common stock, partially offset by net proceeds of $332.7 million associated with the issuance of the Euro Notes.

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
The following table presents our capital spend for the six months ended June 30, 2016 and 2017, respectively, organized by the type of the spending as described above:

	Six Months Ended June 30,

Nature of Capital Spend (in thousands)	2016	2017
Real Estate:
Investment	$109,163	$115,173
Maintenance	20,099	22,153
Total Real Estate Capital Spend	129,262	137,326
Non-Real Estate:
Investment	15,731	23,293
Maintenance	7,837	12,330
Total Non-Real Estate Capital Spend	23,568	35,623
Innovation and Growth Investment Capital Spend	1,908	8,342
Total Capital Spend (on accrual basis)	154,738	181,291
Net (decrease) increase in prepaid capital expenditures	(2,118)	1,000
Net decrease (increase) in accrued capital expenditures	11,045	(17,084)
Total Capital Spend (on cash basis)	$163,665	$165,207

Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2016 and the first six months of 2017. Our quarterly cash dividend for the second quarter of 2017 was paid on July 3, 2017, subsequent to the end of the second quarter, which significantly impacted our financing cash flows from continuing operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Financial Instruments and Debt
See Note 2.f. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our financial instruments, including concentrations of credit risk.
Our consolidated debt as of June 30, 2017 is as follows (in thousands):

	June 30, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$713,445	$(6,072)	$707,373
Term Loan	225,000	—	225,000
Australian Dollar Term Loan (the "AUD Term Loan")	186,871	(3,680)	183,191
6% Senior Notes due 2020 (the "6% Notes due 2020")	1,000,000	(11,032)	988,968
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(6,734)	493,266
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")	154,052	(1,511)	152,541
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")	520,108	(5,974)	514,134
6% Senior Notes due 2023 (the "6% Notes due 2023")	600,000	(6,773)	593,227
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	192,565	(3,296)	189,269
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")	1,000,000	(9,842)	990,158
3% Euro Senior Notes due 2025 (the "Euro Notes")	342,699	(4,625)	338,074
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,830)	246,170
Real Estate Mortgages, Capital Leases and Other	533,433	(973)	532,460
Accounts Receivable Securitization Program(1)	250,000	(231)	249,769
Mortgage Securitization Program	50,000	(1,346)	48,654
Total Long-term Debt	6,518,173	(65,919)	6,452,254
Less Current Portion	(423,500)	231	(423,269)
Long-term Debt, Net of Current Portion	$6,094,673	$(65,688)	$6,028,985
______________________________________________________________

(1)
Because the Accounts Receivable Securitization Program terminates on March 6, 2018, at which point all obligations under the program become due, this debt is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of June 30, 2017.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

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

As of June 30, 2017, we had $713.4 million and $225.0 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively, and $53.6 million of various letters of credit outstanding. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $982.9 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.2% as of June 30, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.2% and ranged from 2.3% to 5.5% as of June 30, 2017 and the interest rate in effect under the Term Loan as of June 30, 2017 was 3.5%.
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
b. Issuance of Euro Notes
In May 2017, IMI completed a private offering of 300.0 million Euro in aggregate principal of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296.3 million Euro (or $332.7 million, based upon the exchange rate between the Euro and the United States dollar on May 16, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers and offering expenses, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the Euro Notes.
c. Cash Pooling
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated fully-owned subsidiary of ING Group, in order to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with BMG is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Condensed Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools. At December 31, 2016, we had a net cash position of approximately $1.7 million (which consisted of a gross cash position of approximately $69.5 million less outstanding debit balances of approximately $67.8 million by participating subsidiaries).

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other pool for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10.0 million. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of June 30, 2017, we had a net cash position of approximately $4.6 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $419.3 million less outstanding debit balances of approximately $414.7 million by participating subsidiaries) and we had a net cash position of approximately $4.2 million in the TRS Cash Pool (which consisted of a gross cash position of approximately $209.3 million less outstanding debit balances of approximately $205.1 million by participating subsidiaries). The net cash position balances as of December 31, 2016 and June 30, 2017, respectively, are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
_______________________________________________________________________________

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2016 and June 30, 2017, respectively, and our leverage ratio under our indentures as of December 31, 2016 and June 30, 2017, respectively, are as follows:

	December 31, 2016	June 30, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.8	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.7	2.5	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.6	Maximum allowable of 6.5
Fixed charge coverage ratio	2.4	2.2	Minimum allowable of 1.5
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
The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the year ended December 31, 2016, the three and six months ended June 30, 2017 and the cumulative amount incurred through June 30, 2017 (in thousands):

	Year Ended December 31, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Cumulative Total
Recall Costs	$131,944	$19,977	$40,548	$219,506
Recall Capital Expenditures	18,391	11,319	17,574	36,030
Total	$150,335	$31,296	$58,122	$255,536
b. Other Acquisitions
In November 2016, we entered into a binding agreement to acquire the information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15.2 million Euros (approximately $16.0 million, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13.5 million Euros (or approximately $14.2 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction. During the first half of 2017, we acquired, in two separate transactions, (i) the information management assets and operations of Santa Fe in Macau and South Korea, and (ii) the information management assets and operations of Santa Fe in India, Indonesia and the Philippines (collectively, the “2017 Santa Fe Transaction”) for an aggregate purchase price of approximately 11.7 million Euros (or approximately $13.0 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the respective transactions).
In June 2017, in order to expand our presence in Peru, we acquired the information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A. (the "Ransa and Depositos Transaction"), two records and information management companies with operations in Peru, in a stock transaction for approximately $14.7 million.

In addition to the 2017 Santa Fe Transaction and the Ransa and Depositos Transaction noted above, during 2017, in order to enhance our existing operations in the United States and Greece and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies and one art storage company for total consideration of approximately $13.7 million. The individual purchase prices of these acquisitions ranged from approximately $2.0 million to approximately $4.4 million.

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus, for approximately 24.9 million Euro (or approximately $28.5 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In July 2017, we signed a purchase agreement to acquire MAG DATACENTERS, LLC, which operates FORTRUST, a private data center business with operations in Denver, Colorado, for total consideration of approximately $128.0 million, subject to customary adjustments, approximately $54.5 million to be paid in cash and the remainder of the consideration to be paid in unregistered shares of our common stock. We expect to complete this pending acquisition in the third quarter of 2017. The completion of this pending acquisition is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the acquisition, that the acquisition will not be delayed or that the terms will remain the same.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2017 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended June 30, 2017, nor did we repurchase any shares of our common stock during the three months ended June 30, 2017.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

4.1
Senior Indenture, dated as of May 23, 2017, among the Company, the Guarantors, Wells Fargo Bank, National Association, as trustee, and Societe Generate Bank & Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2017).

10.1	First Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2017).

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ STUART B. BROWN

Stuart B. Brown Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 28, 2017