Form 10-Q
period 2017-09-30
IRON MOUNTAIN INC
filed 2017-10-26
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at October 20, 2017: 266,937,094

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2016	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$236,484	$337,886
Accounts receivable (less allowances of $44,290 and $42,172 as of December 31, 2016 and September 30, 2017, respectively)	691,249	784,884
Prepaid expenses and other	184,374	205,454
Total Current Assets	1,112,107	1,328,224
Property, Plant and Equipment:
Property, plant and equipment	5,535,783	6,094,095
Less—Accumulated depreciation	(2,452,457)	(2,749,620)
Property, Plant and Equipment, Net	3,083,326	3,344,475
Other Assets, Net:
Goodwill	3,905,021	4,070,656
Customer relationships and customer inducements	1,252,523	1,385,148
Other	133,823	131,503
Total Other Assets, Net	5,291,367	5,587,307
Total Assets	$9,486,800	$10,260,006
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$172,975	$180,390
Accounts payable	222,197	252,955
Accrued expenses	450,257	580,991
Deferred revenue	201,128	218,033
Total Current Liabilities	1,046,557	1,232,369
Long-term Debt, net of current portion	6,078,206	6,700,094
Other Long-term Liabilities	99,540	87,484
Deferred Rent	119,834	128,820
Deferred Income Taxes	151,295	175,169
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	54,697	67,424
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 263,682,670 shares and 266,882,282 shares as of December 31, 2016 and September 30, 2017, respectively)	2,636	2,668
Additional paid-in capital	3,489,795	3,601,201
(Distributions in excess of earnings) Earnings in excess of distributions	(1,343,311)	(1,621,538)
Accumulated other comprehensive items, net	(212,573)	(115,343)
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	1,866,988
Noncontrolling Interests	124	1,658
Total Equity	1,936,671	1,868,646
Total Liabilities and Equity	$9,486,800	$10,260,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2016	2017
Revenues:
Storage rental	$576,465	$601,091
Service	366,357	364,570
Total Revenues	942,822	965,661
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	429,808	418,327
Selling, general and administrative	252,944	242,357
Depreciation and amortization	124,670	128,513
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(54)	(292)
Total Operating Expenses	807,368	788,905
Operating Income (Loss)	135,454	176,756
Interest Expense, Net (includes Interest Income of $2,118 and $2,526 for the three months ended September 30, 2016 and 2017, respectively)	83,300	88,989
Other Expense (Income), Net	23,302	59,479
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	28,852	28,288
Provision (Benefit) for Income Taxes	23,418	2,268
Gain on Sale of Real Estate, Net of Tax	(325)	638
Income (Loss) from Continuing Operations	5,759	25,382
Income (Loss) from Discontinued Operations, Net of Tax	2,041	(1,058)
Net Income (Loss)	7,800	24,324
Less: Net Income (Loss) Attributable to Noncontrolling Interests	720	(21)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$7,080	$24,345
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.02	$0.10
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.03	$0.09
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.02	$0.10
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.03	$0.09
Weighted Average Common Shares Outstanding—Basic	263,269	265,198
Weighted Average Common Shares Outstanding—Diluted	264,502	266,139
Dividends Declared per Common Share	$0.4852	$0.5534
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2016	2017
Revenues:
Storage rental	$1,576,358	$1,763,609
Service	1,000,902	1,090,734
Total Revenues	2,577,260	2,854,343
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,151,562	1,259,318
Selling, general and administrative	737,787	719,968
Depreciation and amortization	326,896	381,319
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(1,131)	(967)
Total Operating Expenses	2,215,114	2,359,638
Operating Income (Loss)	362,146	494,705
Interest Expense, Net (includes Interest Income of $5,549 and $5,719 for the nine months ended September 30, 2016 and 2017, respectively)	225,228	265,010
Other Expense (Income), Net	37,006	33,749
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	99,912	195,946
Provision (Benefit) for Income Taxes	46,157	29,497
Gain on Sale of Real Estate, Net of Tax	(325)	(925)
Income (Loss) from Continuing Operations	54,080	167,374
Income (Loss) from Discontinued Operations, Net of Tax	3,628	(3,421)
Net Income (Loss)	57,708	163,953
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,822	2,853
Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,886	$161,100
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.22	$0.62
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.02	$(0.01)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.23	$0.61
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.22	$0.62
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.02	$(0.01)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.23	$0.61
Weighted Average Common Shares Outstanding—Basic	240,394	264,423
Weighted Average Common Shares Outstanding—Diluted	241,520	265,293
Dividends Declared per Common Share	$1.4886	$1.6543
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2017
Net Income (Loss)	$7,800	$24,324
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	11,304	37,541
Total Other Comprehensive Income (Loss)	11,304	37,541
Comprehensive Income (Loss)	19,104	61,865
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,181	(727)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$17,923	$62,592

	Nine Months Ended September 30,
	2016	2017
Net Income (Loss)	$57,708	$163,953
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	38,071	95,863
Market Value Adjustments for Securities	(734)	—
Total Other Comprehensive Income (Loss)	37,337	95,863
Comprehensive Income (Loss)	95,045	259,816
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,688	1,486
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$92,357	$258,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2015	$528,607	211,340,296	$2,113	$1,623,863	$(942,218)	$(174,917)	$19,766	$—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	48,545	1,851,304	19	48,526	—	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 4)	1,835,026	50,233,412	502	1,834,524	—	—	—	—
Parent cash dividends declared	(360,076)	—	—	—	(360,076)	—	—	—
Foreign currency translation adjustment	38,071	—	—	—	—	37,205	866	—
Market value adjustments for securities	(734)	—	—	—	—	(734)	—	—
Net income (loss)	57,708	—	—	—	55,886	—	1,822	—
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299	—
Noncontrolling interests dividends	(1,698)	—	—	—	—	—	(1,698)	—
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506	—
Balance, September 30, 2016	$2,150,254	263,425,012	$2,634	$3,506,913	$(1,246,408)	$(138,446)	$25,561	$—

		Iron Mountain Incorporated Stockholders' Equity

		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	29,929	1,005,975	10	29,919	—	—	—	—
Issuance of shares in connection with the Fortrust Transaction (see Note 4)	83,014	2,193,637	22	82,992	—	—	—	—
Change in value of redeemable noncontrolling interests	(1,505)	—	—	(1,505)	—	—	—	1,505
Parent cash dividends declared	(439,327)	—	—	—	(439,327)	—	—	—
Foreign currency translation adjustment	97,123	—	—	—	—	97,230	(107)	(1,260)
Net income (loss)	163,200	—	—	—	161,100	—	2,100	753
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(1,501)
Purchase of noncontrolling interests	1,497	—	—	—	—	—	1,497	—
Balance, September 30, 2017	$1,868,646	266,882,282	$2,668	$3,601,201	$(1,621,538)	$(115,343)	$1,658	$67,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2017
Cash Flows from Operating Activities:
Net income (loss)	$57,708	$163,953
(Income) Loss from discontinued operations	(3,628)	3,421
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	267,280	302,480
Amortization (includes amortization of deferred financing costs and discount of $9,241 and $11,904 for the nine months ended September 30, 2016 and 2017, respectively)	68,857	90,743
Revenue reduction associated with amortization of permanent withdrawal fees	9,047	8,627
Stock-based compensation expense	21,870	22,853
(Benefit) Provision for deferred income taxes	(22,196)	(28,219)
Loss on early extinguishment of debt	9,283	48,298
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1,490)	(2,532)
Anticipated loss on disposal of assets held for sale (see Note 2.i.)	14,000	—
Gain on Russia and Ukraine Divestment (see Note 10)	—	(38,869)
Foreign currency transactions and other, net	14,959	35,621
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(6,996)	(59,927)
Prepaid expenses and other	(642)	(8,210)
Accounts payable	(39,073)	15,993
Accrued expenses and deferred revenue	39,553	(37,498)
Other assets and long-term liabilities	(9,580)	5,556
Cash Flows from Operating Activities - Continuing Operations	418,952	522,290
Cash Flows from Operating Activities - Discontinued Operations	3,640	(3,421)
Cash Flows from Operating Activities	422,592	518,869
Cash Flows from Investing Activities:
Capital expenditures	(246,029)	(243,746)
Cash paid for acquisitions, net of cash acquired	(276,371)	(194,128)
Acquisition of customer relationships	(24,756)	(43,556)
Customer inducements	(16,099)	(13,331)
Net proceeds from Divestments (see Note 10)	53,950	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	2,197	8,937
Cash Flows from Investing Activities - Continuing Operations	(507,108)	(483,401)
Cash Flows from Investing Activities - Discontinued Operations	(12)	—
Cash Flows from Investing Activities	(507,120)	(483,401)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(11,560,385)	(9,662,160)
Proceeds from revolving credit, term loan and bridge facilities and other debt	11,427,389	9,866,760
Early retirement of senior notes	—	(1,193,882)
Net proceeds from sales of senior notes	925,443	1,320,183
Debt financing and equity contribution from noncontrolling interests	1,299	13,230
Debt repayment and equity distribution to noncontrolling interests	(1,305)	(3,601)
Parent cash dividends	(360,462)	(292,980)
Net proceeds (payments) associated with employee stock-based awards	26,374	6,615
Excess tax benefits (deficiency) from stock-based compensation	91	—
Payment of debt financing and stock issuance costs	(17,107)	(12,685)
Cash Flows from Financing Activities - Continuing Operations	441,337	41,480
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	441,337	41,480
Effect of Exchange Rates on Cash and Cash Equivalents	(27,062)	24,454
Increase (Decrease) in Cash and Cash Equivalents	329,747	101,402
Cash and Cash Equivalents, Beginning of Period	128,381	236,484
Cash and Cash Equivalents, End of Period	$458,128	$337,886
Supplemental Information:
Cash Paid for Interest	$226,770	$309,357
Cash Paid for Income Taxes, Net	$49,776	$67,716
Non-Cash Investing and Financing Activities:
Capital Leases	$45,997	$123,116
Accrued Capital Expenditures	$47,900	$50,085
Dividends Payable	$5,193	$151,972
Fair Value of Stock Issued for Recall Transaction (see Note 4)	$1,835,026	$—
Fair Value of OSG Investment (see Note 10)	$—	$17,973
Fair Value of Stock Issued for Fortrust Transaction (see Note 4)	$—	$83,014

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
a.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity, Redeemable Noncontrolling Interests and Noncontrolling Interests in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) borrowings in certain foreign currencies under our Former Revolving Credit Facility and Revolving Credit Facility (each as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined and discussed more fully in Note 5), and (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in Other expense (income), net, in the accompanying Condensed Consolidated Statements of Operations.
Total loss on foreign currency transactions for the three and nine months ended September 30, 2016 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Total loss on foreign currency transactions	$10,685	$11,865	$15,336	$27,900

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2016 and concluded there was no impairment of goodwill at such date. As of December 31, 2016 and September 30, 2017, no factors were identified that would alter our October 1, 2016 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2016 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first nine months of 2017 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2016. During the nine months ended September 30, 2017, there were certain changes to the composition of our reporting units, which are described below.
i. Impact of Russia and Ukraine Divestment

Prior to the Russia and Ukraine Divestment (as defined in Note 10), our businesses in Russia and Ukraine were a component of our Northern and Eastern Europe reporting unit. As disclosed in Note 10, on May 30, 2017, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of IMI, sold its records and information management operations in Russia and Ukraine. As a result of the Russia and Ukraine Divestment, $3,515 of goodwill associated with our Northern and Eastern Europe reporting unit was allocated, on a relative fair value basis, to the Russia and Ukraine Divestment and included in the carrying value of the divested businesses. See Note 10 for additional information regarding the Russia and Ukraine Divestment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2017 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2016	$2,485,806	$559,443	$405,571	$743,126	$25,922	$4,219,868
Deductible goodwill acquired during the year	409	—	—	620	717	1,746
Non-deductible goodwill acquired during the year	—	13,919	16,947	26,886	1,899	59,651
Goodwill allocated to Russia and Ukraine Divestment (see Note 10)	—	—	—	(3,515)	—	(3,515)
Fair value and other adjustments(1)	(24,801)	208	9,749	20,042	—	5,198
Currency effects	14,670	4,180	33,889	51,300	—	104,039
Gross Balance as of September 30, 2017	$2,476,084	$577,750	$466,156	$838,459	$28,538	$4,386,987
Accumulated Amortization Balance as of December 31, 2016	$204,895	$53,753	$56,150	$49	$—	$314,847
Currency effects	535	134	800	15	—	1,484
Accumulated Amortization Balance as of September 30, 2017	$205,430	$53,887	$56,950	$64	$—	$316,331
Net Balance as of December 31, 2016	$2,280,911	$505,690	$349,421	$743,077	$25,922	$3,905,021
Net Balance as of September 30, 2017	$2,270,654	$523,863	$409,206	$838,395	$28,538	$4,070,656
Accumulated Goodwill Impairment Balance as of December 31, 2016	$85,909	$—	$46,500	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of September 30, 2017	$85,909	$—	$46,500	$—	$—	$132,409
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $5,198 in net adjustments primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting).

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
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Move Costs"), are amortized over periods ranging from eight to 30 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from three to 15 years and are included in storage and service revenue in the accompanying Condensed Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If a customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over periods ranging from three to 10 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

The components of our finite-lived intangible assets as of December 31, 2016 and September 30, 2017 are as follows:

	December 31, 2016			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship intangible assets and Customer Inducements	$1,604,020	$(351,497)	$1,252,523	$1,810,871	$(425,723)	$1,385,148
Other finite-lived intangible assets (included in other assets, net)	24,788	(7,989)	16,799	20,990	(9,616)	11,374
Total	$1,628,808	$(359,486)	$1,269,322	$1,831,861	$(435,339)	$1,396,522
Amortization expense associated with finite-lived intangible assets and revenue reduction associated with the amortization of Permanent Withdrawal Fees for the three and nine months ended September 30, 2016 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Amortization expense associated with finite-lived intangible assets	$26,310	$27,940	$59,616	$78,839
Revenue reduction associated with amortization of Permanent Withdrawal Fees	2,947	2,721	9,047	8,627

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
Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2016 was $5,957 ($4,245 after tax or $0.02 per basic and diluted share) and $21,870 ($16,170 after tax or $0.07 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2017 was $7,761 ($6,851 after tax or $0.03 per basic and diluted share) and $22,853 ($20,174 after tax or $0.08 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of sales (excluding depreciation and amortization)	$28	$25	$80	$80
Selling, general and administrative expenses	5,929	7,736	21,790	22,773
Total stock-based compensation	$5,957	$7,761	$21,870	$22,853
Stock Options
A summary of our stock options outstanding as of September 30, 2017 by vesting terms is as follows:

	September 30, 2017
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	3,386,180	88.5%
Five-year vesting period (10 year contractual life)	442,171	11.5%
	3,828,351	100.0%
The weighted average fair value of stock options granted for the nine months ended September 30, 2016 and 2017 was $2.55 and $4.26 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective periods are as follows:

	Nine Months Ended September 30,
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2016	3,451,698	$31.79
Granted	1,007,224	36.89
Exercised	(572,677)	24.51
Forfeited	(56,113)	33.50
Expired	(1,781)	38.83
Outstanding at September 30, 2017	3,828,351	$34.20	7.42	$21,436
Options exercisable at September 30, 2017	1,751,045	$31.44	5.83	$15,332
Options expected to vest	1,966,919	$36.54	8.76	$5,789
The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2016 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Aggregate intrinsic value of stock options exercised	$5,433	$3,142	$16,792	$6,989
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
Cash dividends accrued and paid on RSUs for the three and nine months ended September 30, 2016 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cash dividends accrued on RSUs	$620	$615	$1,867	$1,960
Cash dividends paid on RSUs	129	183	1,960	2,122
The fair value of RSUs vested during the three and nine months ended September 30, 2016 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Fair value of RSUs vested	$1,486	$1,933	$19,271	$18,006

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	1,163,393	$33.21
Granted	592,119	36.66
Vested	(550,683)	32.70
Forfeited	(88,226)	34.98
Non-vested at September 30, 2017	1,116,603	$35.15
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
Cash dividends accrued and paid on PUs for the three and nine months ended September 30, 2016 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cash dividends accrued on PUs	$264	$315	$789	$960
Cash dividends paid on PUs	—	—	645	205

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

During the nine months ended September 30, 2017, we issued 229,692 PUs. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue and ROIC targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of September 30, 2017, we expected 50%, 100% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2015, 2016 and 2017, respectively.
The fair value of earned PUs that vested during the three and nine months ended September 30, 2016 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Fair value of earned PUs that vested	$17	$52	$5,272	$957
A summary of PU activity for the nine months ended September 30, 2017 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	559,340	(121,038)	438,302	$33.67
Granted	229,692	—	229,692	41.93
Vested	(34,242)	—	(34,242)	27.95
Forfeited/Performance or Market Conditions Not Achieved	(19,188)	(129,029)	(148,217)	29.66
Non-vested at September 30, 2017	735,602	(250,067)	485,535	$39.20
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the nine months ended September 30, 2016 and 2017, there were 56,662 shares and 60,167 shares, respectively, purchased under the ESPP. As of September 30, 2017, we had 667,427 shares available under the ESPP.
_______________________________________________________________________________
As of September 30, 2017, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $44,965 and is expected to be recognized over a weighted-average period of 2.0 years.
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
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2016 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Income (loss) from continuing operations	$5,759	$25,382	$54,080	$167,374
Less: Net income (loss) attributable to noncontrolling interests	720	(21)	1,822	2,853
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$5,039	$25,403	$52,258	$164,521
Income (loss) from discontinued operations, net of tax	$2,041	$(1,058)	$3,628	$(3,421)
Net income (loss) attributable to Iron Mountain Incorporated	$7,080	$24,345	$55,886	$161,100

Weighted-average shares—basic	263,269,000	265,198,000	240,394,000	264,423,000
Effect of dilutive potential stock options	640,202	414,258	628,263	423,688
Effect of dilutive potential RSUs and PUs	592,773	526,725	497,658	446,002
Weighted-average shares—diluted	264,501,975	266,138,983	241,519,921	265,292,690

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.02	$0.10	$0.22	$0.62
Income (loss) from discontinued operations, net of tax	0.01	—	0.02	(0.01)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.03	$0.09	$0.23	$0.61

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.02	$0.10	$0.22	$0.62
Income (loss) from discontinued operations, net of tax	0.01	—	0.02	(0.01)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.03	$0.09	$0.23	$0.61

Antidilutive stock options, RSUs and PUs, excluded from the calculation	759,478	2,620,225	1,725,249	2,605,203

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
Our effective tax rates for the three and nine months ended September 30, 2016 were 81.2% and 46.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates for the three and nine months ended September 30, 2016 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and the impact of the $14,000 charge (described in Note 2.i.) recorded during the third quarter of 2016 related to the anticipated loss on disposal of the Australia Divestment Business (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), which had no associated tax benefit. Our effective tax rates for the three and nine months ended September 30, 2017 were 8.0% and 15.1%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $18,457 as a result of the merger of certain of our foreign subsidiaries. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the nine months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $25,968 as a result of the merger of certain of our foreign subsidiaries.

During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall's operations into our operations, we reassessed our intentions regarding the indefinite reinvestment of current and future undistributed earnings of our unconverted foreign TRSs outside the United States (the "2016 Indefinite Reinvestment Assessment"). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of our unconverted foreign TRSs outside the United States. Accordingly, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain of our converted TRSs.
f.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 and September 30, 2017, respectively, related to cash and cash equivalents. At December 31, 2016 and September 30, 2017, we had time deposits with six global banks. As of December 31, 2016 and September 30, 2017, our cash and cash equivalents was $236,484 and $337,886, respectively, including time deposits of $22,240 and $55,132, respectively.

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
The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and September 30, 2017, respectively, are as follows:

		Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$22,240	$—		$22,240		$—
Trading Securities	10,659	10,181	(2)	478	(1)	—

		Fair Value Measurements at September 30, 2017 Using
Description	Total Carrying Value at September 30, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$55,132	$—		$55,132		$—
Trading Securities	11,252	10,741	(2)	511	(1)	—
Derivative Assets(3)	808	—		808		—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2016 and September 30, 2017, with the exception of: (i) goodwill (as disclosed in Note 2.b.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4); (iii) the Access Contingent Consideration (as defined and disclosed in Note 10); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x. in Notes to Consolidated Financial Statements included in our Annual Report); and (v) our investment in OSG Records Management (Europe) Limited (as disclosed in Note 10), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017.
h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended September 30, 2016 and 2017, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2016	$(149,289)	$—	$(149,289)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,843	—	10,843
Total other comprehensive income (loss)	10,843	—	10,843
Balance as of September 30, 2016	$(138,446)	$—	$(138,446)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of June 30, 2017	$(153,590)	$—	$(153,590)
Other comprehensive income (loss):
Foreign currency translation adjustments	38,247	—	38,247
Total other comprehensive income (loss)	38,247	—	38,247
Balance as of September 30, 2017	$(115,343)	$—	$(115,343)
The changes in accumulated other comprehensive items, net for the nine months ended September 30, 2016 and 2017, respectively, are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	37,205	—	37,205
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive income (loss)	37,205	(734)	36,471
Balance as of September 30, 2016	$(138,446)	$—	$(138,446)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	97,230	—	97,230
Total other comprehensive income (loss)	97,230	—	97,230
Balance as of September 30, 2017	$(115,343)	$—	$(115,343)
______________________________________________________________

(1)
During the nine months ended September 30, 2017, approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (see Note 10).

i.    Other Expense (Income), Net
Other expense (income), net for the three and nine months ended September 30, 2016 and 2017 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Foreign currency transaction losses (gains), net	$10,685	$11,865	$15,336	$27,900
Debt extinguishment expense	—	48,298	9,283	48,298
Other, net	12,617	(684)	12,387	(42,449)
	$23,302	$59,479	$37,006	$33,749

We recorded a charge of $9,283 in the nine months ended September 30, 2016 related to the termination of an $850,000 unsecured bridge term loan during the second quarter of 2016 (which is described more fully in our Annual Report), which primarily consisted of the write-off of unamortized deferred financing costs. We recorded a charge of $48,298 in the three and nine months ended September 30, 2017, primarily related to the early extinguishment of (i) the 6% Senior Notes due 2020 and (ii) the CAD Notes due 2021 (each as defined and described more fully in Note 5), consisting of the write-off of unamortized deferred financing costs and call premiums.

Other, net for the three and nine months ended September 30, 2016 includes a charge of $14,000 associated with the anticipated loss on disposal of the Australia Divestment Business (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report). The Australia Divestment Business, which was sold on October 31, 2016 (see Note 10), met the criteria to be reported as held for sale beginning in the second quarter of 2016 and, therefore, the Australia Divestment Business was reflected in our Condensed Consolidated Balance Sheet as of September 30, 2016 at the lower of its carrying value or its fair value (less costs to sell). This charge represents the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell) as of September 30, 2016, based upon the sale price of the business.

Other, net for the nine months ended September 30, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (see Note 10).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j.    Property, Plant and Equipment and Long-Lived Assets
During the three and nine months ended September 30, 2016, we capitalized $3,601 and $12,139 of costs, respectively, associated with the development of internal use computer software projects. During the three and nine months ended September 30, 2017, we capitalized $5,872 and $17,792 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three and nine months ended September 30, 2016 was $54 and $1,131, respectively, and $292 and $967 for the three and nine months ended September 30, 2017, respectively. These gains are primarily associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment.
Consolidated gain on sale of real estate, net of tax, for the three and nine months ended September 30, 2016 was $325 associated with the sale of land in the United States and Canada. Consolidated gain on sale of real estate for the nine months ended September 30, 2017 was $925, net of tax of $640, and consisted of the sale of land and a building in the United States for net proceeds of approximately $12,700.
k.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 modifies the process by which entities will test goodwill for impairment. Under existing GAAP, when the carrying value of a reporting unit exceeds the reporting unit’s fair value, an entity would then proceed to a “Step 2” goodwill impairment analysis, which requires calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of the reporting unit’s goodwill. We adopted ASU 2017-04 in the first quarter of 2017. ASU 2017-04 did not impact our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides greater clarity on the definition of a business to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. We adopted ASU 2017-01 in the third quarter of 2017. ASU 2017-01 did not have a material impact on our consolidated financial statements.

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

During 2015, we established a project team responsible for the assessment and implementation of ASU 2014-09. We utilized a bottoms-up approach to analyze the impact of ASU 2014-09 on our contracts with customers by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our contracts with customers. We are currently in the process of designing and implementing appropriate changes to our business processes, systems and controls to support the accounting and the financial disclosure requirements under ASU 2014-09. We have been closely monitoring the FASB activity related to specific interpretative issues pertaining to ASU 2014-09. During the second half of 2016, we substantially completed our evaluation of the potential changes resulting from the adoption of ASU 2014-09 on our accounting and the financial disclosure requirements and are currently assessing the quantification of the impacts of adopting ASU 2014-09 on our consolidated financial statements, the more significant of which are discussed below. Based on our analysis to date, we expect that the most significant impacts associated with adopting ASU 2014-09 compared to current GAAP will relate to (i) the deferral of certain commissions related to our long-term storage contracts (“Accounting for Commissions”) and (ii) certain policy changes related to initial moves of physical storage (“Accounting for Initial Moves”).

i. Accounting for Commissions

Under current GAAP, commissions that we pay related to our long-term storage contracts are expensed as incurred. Under ASU 2014-09, however, certain commissions will be capitalized and amortized over the period of expected earned revenue. In the year of adoption, this will result in increased contract assets on our Consolidated Balance Sheet, a reduction in selling, general and administrative expenses and a corresponding increase in amortization expense (assuming consistent levels of spending up through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows.

ii. Accounting for Initial Moves

Under current GAAP, intake costs incurred but not charged to a customer to transport records to our facilities, which include labor and transportation costs, are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. Under ASU 2014-09, however, the revenue and costs associated with all initial moves of physical storage, regardless of whether or not the services associated with such initial moves are provided to the customer at no charge, will be deferred and recognized over the period consistent with the transfer of the service to the customer to which the asset relates. In the year of adoption, this will result in decreased assets and increased deferred revenue on our Consolidated Balance Sheet, a reduction in cost of sales and a corresponding increase in amortization expense (assuming consistent levels of initial move spending through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements as outlined in Accounting Standards Codification Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions. In addition, ASU 2017-12 makes improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2017-12 will have on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in Other expense (income), net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2016, we had no forward contracts outstanding. As of September 30, 2017, we had outstanding forward contracts to purchase 135,000 Euros and sell $159,591 United States dollars to hedge our foreign exchange exposures associated with the Euro. As of September 30, 2017, we recorded a derivative asset of $808 as a component of Prepaid expenses and other on our Condensed Consolidated Balance Sheet, associated with open forward contracts as of September 30, 2017. During the three and nine months ended September 30, 2016, there were no cash receipts or payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. During the three and nine months ended September 30, 2017, cash receipts included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts was $7,643 and $8,536, respectively.
We have designated a portion of our (i) Euro denominated borrowings by IMI under our Former Revolving Credit Facility and (ii) Euro Notes (as defined in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2016, we designated, on average, 29,858 Euros of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2017, we designated, on average, 84,443 Euros of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility and Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses), net of tax, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Foreign exchange (losses) gains	$(313)	$(4,211)	$(901)	$(12,359)
Less: Tax (benefit) expense on foreign exchange (losses) gains	—	—	—	—
Foreign exchange (losses) gains, net of tax	$(313)	$(4,211)	$(901)	$(12,359)
As of September 30, 2017, cumulative net gains of $5,844, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions completed in 2017 was primarily provided through cash flows from operating activities and borrowings, as well as cash and cash equivalents on-hand.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, purchase accounting adjustments (including amortization expenses from acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable operating leases), stock-based compensation and related tax effects. Through September 30, 2017, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs are reflected in the Pro Forma Financial Information in the period in which they were incurred.
The Pro Forma Financial Information, for all periods presented, excludes from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. See Note 10 for information regarding our conclusion with respect to the presentation of these divestments as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information through the closing date of the Australia Sale (as defined in Note 10), in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale (as defined in Note 10), in the case of the Iron Mountain Canadian Divestments, as these businesses do not qualify for discontinued operations. See Note 10 for information regarding our conclusion that these divestments do not meet the criteria to be reported as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $12,951 and $39,678 of total revenues for the three and nine months ended September 30, 2016, respectively, and $1,012 and $2,504 of total income from continuing operations for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total Revenues	$942,822	$2,829,736
Income from Continuing Operations	$7,843	$86,677
Per Share Income from Continuing Operations - Basic	$0.03	$0.33
Per Share Income from Continuing Operations - Diluted	$0.03	$0.33
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

In June 2017, in order to expand our presence in Peru, we acquired the information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A. (the "Ransa and Depositos Transaction"), two records and information management companies with operations in Peru, for approximately $14,700.

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus (the "Fileminders Transaction"), for approximately 24,900 Euros (or approximately $28,500, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In September 2017, in order to expand our data center operations in the United States, we acquired Mag Datacenters LLC, which operates Fortrust LLC ("Fortrust"), a private data center business with operations in Denver, Colorado (the “Fortrust Transaction”). At the closing of the Fortrust Transaction, we paid approximately $54,500 in cash (the "Fortrust Cash Consideration") and issued 2,193,637 shares of our common stock (the "Fortrust Stock Consideration"). The shares of our common stock issued to the former owners of Fortrust in connection with the Fortrust Transaction contain certain restrictions that impact the marketability of such shares for a period of six months following the closing date of the Fortrust Transaction (the “Lack of Marketability Restriction”). The 2,193,637 shares issued as part of the Fortrust Stock Consideration were valued at approximately $37.84 per share, which represents the closing price of our common stock as of August 31, 2017 (the last day of trading on the NYSE prior to the closing of the Fortrust Transaction), discounted for the Lack of Marketability Restriction, resulting in a total purchase price (including the Fortrust Cash Consideration and the Fortrust Stock Consideration) of approximately $137,500.

In September 2017, in order to expand our existing entertainment services operations in the United States and to expand our entertainment services operations into Canada, France, Hong Kong, the Netherlands and the United Kingdom, we acquired Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd., providers of media asset management services for global entertainment and media companies (the “Bonded Transaction”), for approximately 62,000 British pounds sterling (or approximately $83,000, based upon the exchange rate between the British pound sterling and the United States dollar on September 29, 2017, the closing date of the Bonded Transaction).

In addition to the transactions noted above, during 2017, in order to enhance our existing operations in the United States, Greece and South Africa and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies, one storage and data management company and one art storage company for total consideration of approximately $15,100. The individual purchase prices of these acquisitions ranged from approximately $1,400 to approximately $4,400.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2017 acquisitions through September 30, 2017 is as follows:

Cash Paid (gross of cash acquired)(1)	$207,772
Fair Value of Common Stock Issued	83,014
Fair Value of Noncontrolling Interests	1,497
Total Consideration	292,283
Fair Value of Identifiable Assets Acquired:
Cash	13,781
Accounts Receivable and Prepaid Expenses	15,648
Other Assets	1,687
Property, Plant and Equipment(2)	135,369
Customer Relationship Intangible Assets & Acquired in Place Lease Value(3)	86,052
Other Intangible Assets	14,487
Debt Assumed	(3,934)
Accounts Payable, Accrued Expenses and Other Liabilities	(22,200)
Deferred Income Taxes	(10,004)
Total Fair Value of Identifiable Net Assets Acquired	230,886
Goodwill Initially Recorded(4)	$61,397
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 is net cash acquired of $13,781 and contingent and other payments, net of $137 related to acquisitions made in previous years.

(2)
Consists primarily of building, building improvements, racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

(3)
The weighted average lives of customer relationship intangible assets associated with acquisitions in 2017 was 11 years. The weighted average life of the acquired in place lease value associated with acquisitions in 2017 was 6 years.

(4) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

Allocations of the purchase price for acquisitions made in 2016 and 2017 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of September 30, 2017 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and acquired in-place lease value), property, plant and equipment (primarily building, building improvements and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the 2017 Santa Fe Transaction, the Ransa and Depositos Transaction, the Fileminders Transaction, the Fortrust Transaction, the Bonded Transaction, as well as other acquisitions which closed in 2017.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and nine months ended September 30, 2017 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2016				September 30, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Former Revolving Credit Facility	$953,548	$(7,530)	$946,018	$953,548	$—		$—	$—	$—
Former Term Loan	234,375	—	234,375	234,375	—		—	—	—
Revolving Credit Facility	—	—	—	—	1,165,538		(15,189)	1,150,349	1,165,538
Term Loan	—	—	—	—	246,875		—	246,875	246,875
Australian Dollar Term Loan (the "AUD Term Loan")	177,198	(3,774)	173,424	178,923	189,273		(3,572)	185,701	190,905
6% Senior Notes due 2020 (the "6% Notes due 2020")(1)(2)	1,000,000	(12,730)	987,270	1,052,500	—		—	—	—
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(1)(2)	500,000	(7,593)	492,407	511,250	500,000		(6,304)	493,696	516,250
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(3)	148,792	(1,635)	147,157	155,860	—		—	—	—
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")(2)	493,648	(6,214)	487,434	527,562	535,902		(5,860)	530,042	559,375
6% Senior Notes due 2023 (the "6% Notes due 2023")(1)	600,000	(7,322)	592,678	637,500	600,000		(6,498)	593,502	635,280
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(3)	185,990	(3,498)	182,492	188,780	200,449		(3,229)	197,220	209,219
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(1)	1,000,000	(10,529)	989,471	1,027,500	1,000,000		(9,499)	990,501	1,030,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(1)(2)(4)	—	—	—	—	354,435		(4,854)	349,581	357,979
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)	250,000	(4,044)	245,956	242,500	250,000		(3,722)	246,278	262,175
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(1)(2)(4)	—	—	—	—	1,000,000		(14,013)	985,987	1,016,300
Real Estate Mortgages, Capital Leases and Other	478,565	(1,277)	477,288	478,565	609,120		(741)	608,379	609,120
Accounts Receivable Securitization Program	247,000	(384)	246,616	247,000	254,073		(390)	253,683	254,073
Mortgage Securitization Program	50,000	(1,405)	48,595	50,000	50,000		(1,310)	48,690	50,000
Total Long-term Debt	6,319,116	(67,935)	6,251,181		6,955,665	—	(75,181)	6,880,484
Less Current Portion	(172,975)	—	(172,975)		(180,390)		—	(180,390)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206		$6,775,275		$(75,181)	$6,700,094
______________________________________________________________

(1)	Collectively, the "Parent Notes".

(2)	Collectively, the "Unregistered Notes".

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(3)	Collectively, the "CAD Notes".

(4)
The fair value (Level 1 of fair value hierarchy described in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report) of the Euro Notes and the 4 7/8% Notes is based upon quoted market prices for the Euro Notes and the 4 7/8% Notes on September 30, 2017.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2017 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2016 (which are disclosed in our Annual Report). Additionally, see Note 6 for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments.
a.    Credit Agreement
On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750,000. The original amount of the Term Loan is $250,000. We have the option to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on August 21, 2022, at which point all obligations become due.
The Revolving Credit Facility is supported by a group of 24 banks and enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. The Term Loan is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on August 21, 2022.
The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of September 30, 2017, we had $1,165,538 and $246,875 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $1,165,538 of outstanding borrowings under the Revolving Credit Facility, $939,800 was denominated in United States dollars, 140,600 was denominated in Canadian dollars and 95,650 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $53,646. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $530,816 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.2% as of September 30, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.2% and ranged from 2.0% to 5.3% as of September 30, 2017 and the interest rate in effect under the Term Loan as of September 30, 2017 was 3.2%.

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
Our leverage and fixed charge coverage ratios under the Former Credit Agreement as of December 31, 2016 and the Credit Agreement as of September 30, 2017, as well as our leverage ratio under our indentures as of December 31, 2016 and September 30, 2017, respectively, are as follows:

	December 31, 2016	September 30, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.5	Maximum allowable of 6.5(1)(2)
Net secured debt lease adjusted leverage ratio	2.7	2.3	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.9	Maximum allowable of 6.5(3)
Fixed charge coverage ratio	2.4	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
Our maximum allowable net total lease adjusted leverage ratio under the Former Credit Agreement was 6.5. The Former Credit Agreement also contained a provision which limited, in certain circumstances, our cash dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Former Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This former limitation only applied in certain circumstances, including where our net total lease adjusted leverage ratio exceeded 6.0 as measured as of the end of the most recently completed fiscal quarter (the “Dividend Limitation Leverage Condition”). The Credit Agreement does not contain a Dividend Limitation Leverage Condition. The maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5.

(2)
The definition of the net total lease adjusted leverage ratio was modified under the Credit Agreement. The net total lease adjusted leverage ratio at September 30, 2017 was calculated as defined in the Credit Agreement, while the net total lease adjusted leverage ratio at December 31, 2016 was calculated as defined in the Former Credit Agreement. Had the net total lease adjusted leverage ratio at December 31, 2016 been calculated as defined in the Credit Agreement it would have been 5.4.

(3)	The maximum allowable leverage ratio under our indenture for the 4 7/8% Notes is 7.0.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

b.    Australian Dollar Term Loan
On September 28, 2016, Iron Mountain Australia Group Pty. Ltd., a wholly owned subsidiary of IMI, entered into a 250,000 Australian dollar Syndicated Term Loan B Facility (the "AUD Term Loan"), which matures in September 2022. The AUD Term Loan was issued at 99% of par. The net proceeds of approximately 243,750 Australian dollars (or approximately $185,800, based upon the exchange rate between the Australian dollar and the United States dollar on September 28, 2016 (the settlement date for the AUD Term Loan)), after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Former Revolving Credit Facility and for general corporate purposes.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations (the “Guarantors”) guarantee all obligations under the AUD Term Loan. The interest rate on the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of September 30, 2017, we had 243,750 Australian dollars ($190,905 based upon the exchange rate between the United States dollar and the Australian dollar as of September 30, 2017) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 6.0%. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,725 and $1,632 as of December 31, 2016 and September 30, 2017, respectively.
c.    Issuance of the Euro Notes and the 4 7/8% Notes
In May 2017, IMI completed a private offering of 300,000 Euro in aggregate principal amount of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296,250 Euro (or $332,683, based upon the exchange rate between the Euro and the United States dollar on May 16, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers, were used to repay outstanding borrowings under the Former Revolving Credit Facility.
In September 2017, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 4 7/8% Notes. The 4 7/8% Notes were issued at par. The net proceeds of approximately $987,500 from the 4 7/8% Notes after deducting discounts to the initial purchasers, together with borrowings under the Revolving Credit Facility, were used to fund the redemption of all of the 6% Notes due 2020, as described below.

IMI is the direct obligor on the Euro Notes and the 4 7/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by the Guarantors. These guarantees are full and unconditional, as well as joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC (“IME”), the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Euro Notes or the 4 7/8% Notes. See Note 6.

d.    Redemption of CAD Notes due 2021 and 6% Notes due 2020

In August 2017, we redeemed all of the 200,000 Canadian dollars in aggregate principal outstanding of the CAD Notes due 2021 (approximately $157,458, based upon the exchange rate between the Canadian dollar and the United States dollar on August 15, 2017 (the redemption date for the CAD Notes due 2021)) at 103.063% of par, plus accrued and unpaid interest to, but excluding the redemption date, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge of $6,354 to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write off of unamortized deferred financing costs.

In September 2017, we redeemed all of the $1,000,000 in aggregate principal outstanding of the 6% Notes due 2020 at 103.155% of par, plus accrued and unpaid interest to, but excluding, the redemption date, utilizing the net proceeds from the issuance of the 4 7/8 Notes and borrowings under the Revolving Credit Facility. We recorded a charge of $41,738 to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write off of unamortized deferred financing costs.

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

On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250,000 to $275,000 and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due.

The maximum availability allowed under the Accounts Receivable Securitization Program is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of September 30, 2017, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $254,073. The interest rate in effect under the Accounts Receivable Securitization Program was 2.2% as of September 30, 2017.
f.    Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statement of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statement of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. As of September 30, 2017, the outstanding amount under the Mortgage Securitization Program was $50,000. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of September 30, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

g.    Cash Pooling
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

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of September 30, 2017, we had a net cash position of approximately $1,000 in the QRS Cash Pool (which consisted of a gross cash position of approximately $406,300 less outstanding debit balances of approximately $405,300 by participating subsidiaries) and we had a net cash position of approximately $2,700 in the TRS Cash Pool (which consisted of a gross cash position of approximately $223,300 less outstanding debit balances of approximately $220,600 by participating subsidiaries). The net cash position balances as of December 31, 2016 and September 30, 2017, respectively, are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2016 and September 30, 2017 and for the three and nine months ended September 30, 2016 and 2017 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes and the 5 3/8% Notes are guaranteed by the Guarantors. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes, which were issued by IME, and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc., which is one of the Guarantors. Canada Company and IME do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes and the 5 3/8% Notes, including IME, the Accounts Receivable Securitization Special Purpose Subsidiaries and the Mortgage Securitization Special Purpose Subsidiary, are referred to below as the "Non-Guarantors". As discussed below, the results of the Non-Guarantors for 2016 exclude the results of Canada Company, as those are presented in a separate column.
The CAD Notes due 2021 were issued by Canada Company and registered under the Securities Act of 1933, as amended (the “Securities Act”). The CAD Notes due 2023 have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. As disclosed in Note 5, we redeemed the CAD Notes due 2021 in August 2017 and, therefore, as of September 30, 2017, Canada Company had no outstanding debt registered under the Securities Act that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.
In the normal course of business, we periodically change the ownership structure of our subsidiaries to meet the requirements of our business. In the event of such changes, we recast the prior period financial information within this footnote to conform to the current period presentation in the period such changes occur. Generally, these changes do not alter the designation of the underlying subsidiaries as Guarantors or Non-Guarantors. However, they may change whether the underlying subsidiary is owned by the Parent, a Guarantor or a Non-Guarantor. If such a change occurs, the amount of investment in subsidiaries in the below Condensed Consolidated Balance Sheets and equity in the earnings (losses) of subsidiaries, net of tax in the below Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to the relevant Parent, Guarantors, Non-Guarantors and Eliminations columns also would change.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$2,032	$46,752	$398,374	$(109,272)	$337,886
Accounts receivable	—	54,728	730,156	—	784,884
Intercompany receivable	—	1,147,855	—	(1,147,855)	—
Prepaid expenses and other	808	98,430	106,245	(29)	205,454
Total Current Assets	2,840	1,347,765	1,234,775	(1,257,156)	1,328,224
Property, Plant and Equipment, Net	349	1,976,612	1,367,514	—	3,344,475
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,453,514	—	—	(4,453,514)	—
Investment in subsidiaries	1,926,144	958,581	—	(2,884,725)	—
Goodwill	—	2,571,971	1,498,685	—	4,070,656
Other	—	797,890	718,761	—	1,516,651
Total Other Assets, Net	6,379,658	4,328,442	2,217,446	(7,338,239)	5,587,307
Total Assets	$6,382,847	$7,652,819	$4,819,735	$(8,595,395)	$10,260,006
Liabilities and Equity
Intercompany Payable	$917,591	$—	$230,264	$(1,147,855)	$—
Debit Balances Under Cash Pools	—	73,104	36,168	(109,272)	—
Current Portion of Long-Term Debt	—	47,675	132,744	(29)	180,390
Total Other Current Liabilities	179,085	505,368	367,526	—	1,051,979
Long-Term Debt, Net of Current Portion	3,413,267	1,236,392	2,050,435	—	6,700,094
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,453,514	—	(4,453,514)	—
Other Long-term Liabilities	—	140,634	250,839	—	391,473
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	5,916	—	61,508	—	67,424
Total Iron Mountain Incorporated Stockholders' Equity	1,866,988	1,196,132	1,688,593	(2,884,725)	1,866,988
Noncontrolling Interests	—	—	1,658	—	1,658
Total Equity	1,866,988	1,196,132	1,690,251	(2,884,725)	1,868,646
Total Liabilities and Equity	$6,382,847	$7,652,819	$4,819,735	$(8,595,395)	$10,260,006
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at September 30, 2017 is approximately $38,900 and $74,100 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 5 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$347,174	$33,102	$196,189	$—	$576,465
Service	—	212,640	16,344	137,373	—	366,357
Intercompany revenues	—	981	—	20,561	(21,542)	—
Total Revenues	—	560,795	49,446	354,123	(21,542)	942,822
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	234,791	7,942	187,075	—	429,808
Selling, general and administrative	28	163,997	5,084	83,835	—	252,944
Intercompany cost of sales	—	4,104	16,457	981	(21,542)	—
Depreciation and amortization	45	73,284	4,266	47,075	—	124,670
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	101	—	(155)	—	(54)
Total Operating Expenses	73	476,277	33,749	318,811	(21,542)	807,368
Operating (Loss) Income	(73)	84,518	15,697	35,312	—	135,454
Interest Expense (Income), Net	21,689	(4,074)	11,929	53,756	—	83,300
Other (Income) Expense, Net	(6,962)	2,815	8,872	18,577	—	23,302
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(14,800)	85,777	(5,104)	(37,021)	—	28,852
Provision (Benefit) for Income Taxes	—	22,326	786	306	—	23,418
Gain on Sale of Real Estate, Net of Tax	—	(266)	(59)	—	—	(325)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(21,880)	10,144	(675)	5,182	7,229	—
Income (Loss) from Continuing Operations	7,080	53,573	(5,156)	(42,509)	(7,229)	5,759
Income (Loss) from Discontinued Operations	—	1,464	649	(72)	—	2,041
Net Income (Loss)	7,080	55,037	(4,507)	(42,581)	(7,229)	7,800
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	720	—	720
Net Income (Loss) Attributable to Iron Mountain Incorporated	$7,080	$55,037	$(4,507)	$(43,301)	$(7,229)	$7,080
Net Income (Loss)	$7,080	$55,037	$(4,507)	$(42,581)	$(7,229)	$7,800
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(313)	—	(2,803)	14,420	—	11,304
Equity in Other Comprehensive Income (Loss) of Subsidiaries	11,156	12,378	(152)	(2,803)	(20,579)	—
Total Other Comprehensive Income (Loss)	10,843	12,378	(2,955)	11,617	(20,579)	11,304
Comprehensive Income (Loss)	17,923	67,415	(7,462)	(30,964)	(27,808)	19,104
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,181	—	1,181
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$17,923	$67,415	$(7,462)	$(32,145)	$(27,808)	$17,923

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$360,539	$240,552	$—	$601,091
Service	—	212,587	151,983	—	364,570
Intercompany revenues	—	1,148	5,021	(6,169)	—
Total Revenues	—	574,274	397,556	(6,169)	965,661
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	231,392	186,935	—	418,327
Selling, general and administrative	(203)	160,455	82,105	—	242,357
Intercompany cost of sales	—	5,021	1,148	(6,169)	—
Depreciation and amortization	45	74,470	53,998	—	128,513
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(385)	93	—	(292)
Total Operating Expenses	(158)	470,953	324,279	(6,169)	788,905
Operating Income (Loss)	158	103,321	73,277	—	176,756
Interest Expense (Income), Net	41,369	(1,705)	49,325	—	88,989
Other Expense (Income), Net	43,258	5,547	10,674	—	59,479
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(84,469)	99,479	13,278	—	28,288
Provision (Benefit) for Income Taxes	—	6,138	(3,870)	—	2,268
Gain on Sale of Real Estate, Net of Tax	—	—	638	—	638
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(108,814)	(16,019)	—	124,833	—
Income (Loss) from Continuing Operations	24,345	109,360	16,510	(124,833)	25,382
(Loss) Income from Discontinued Operations, Net of Tax	—	(678)	(380)	—	(1,058)
Net Income (Loss)	24,345	108,682	16,130	(124,833)	24,324
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	(21)	—	(21)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$24,345	$108,682	$16,151	$(124,833)	$24,345
Net Income (Loss)	$24,345	$108,682	$16,130	$(124,833)	$24,324
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(4,211)	—	41,752	—	37,541
Equity in Other Comprehensive Income (Loss) of Subsidiaries	42,458	30,804	—	(73,262)	—
Total Other Comprehensive Income (Loss)	38,247	30,804	41,752	(73,262)	37,541
Comprehensive Income (Loss)	62,592	139,486	57,882	(198,095)	61,865
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(727)	—	(727)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$62,592	$139,486	$58,609	$(198,095)	$62,592

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$995,206	$93,038	$488,114	$—	$1,576,358
Service	—	604,414	47,893	348,595	—	1,000,902
Intercompany revenues	—	3,007	—	57,809	(60,816)	—
Total Revenues	—	1,602,627	140,931	894,518	(60,816)	2,577,260
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	665,207	21,661	464,694	—	1,151,562
Selling, general and administrative	621	506,987	13,052	217,127	—	737,787
Intercompany cost of sales	—	11,267	46,542	3,007	(60,816)	—
Depreciation and amortization	134	198,749	11,307	116,706	—	326,896
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,311)	6	174	—	(1,131)
Total Operating Expenses	755	1,380,899	92,568	801,708	(60,816)	2,215,114
Operating (Loss) Income	(755)	221,728	48,363	92,810	—	362,146
Interest Expense (Income), Net	89,742	(18,654)	33,311	120,829	—	225,228
Other Expense (Income), Net	44,769	6,987	8,916	(23,666)	—	37,006
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(135,266)	233,395	6,136	(4,353)	—	99,912
Provision (Benefit) for Income Taxes	—	39,327	4,826	2,004	—	46,157
Gain on Sale of Real Estate, Net of Tax	—	(266)	(59)	—	—	(325)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(191,152)	(43,724)	(3,361)	(2,653)	240,890	—
Income (Loss) from Continuing Operations	55,886	238,058	4,730	(3,704)	(240,890)	54,080
Income (Loss) from Discontinued Operations	—	2,354	1,284	(10)	—	3,628
Net Income (Loss)	55,886	240,412	6,014	(3,714)	(240,890)	57,708
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,822	—	1,822
Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,886	$240,412	$6,014	$(5,536)	$(240,890)	$55,886
Net Income (Loss)	$55,886	$240,412	$6,014	$(3,714)	$(240,890)	$57,708
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(901)	—	(5,908)	44,880	—	38,071
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	37,372	33,908	461	(5,908)	(65,833)	—
Total Other Comprehensive Income (Loss)	36,471	33,174	(5,447)	38,972	(65,833)	37,337
Comprehensive Income (Loss)	92,357	273,586	567	35,258	(306,723)	95,045
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,688	—	2,688
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$92,357	$273,586	$567	$32,570	$(306,723)	$92,357

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,070,436	$693,173	$—	$1,763,609
Service	—	644,461	446,273	—	1,090,734
Intercompany revenues	—	3,386	18,217	(21,603)	—
Total Revenues	—	1,718,283	1,157,663	(21,603)	2,854,343
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	700,823	558,495	—	1,259,318
Selling, general and administrative	149	482,737	237,082	—	719,968
Intercompany cost of sales	—	18,217	3,386	(21,603)	—
Depreciation and amortization	134	225,760	155,425	—	381,319
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,179)	212	—	(967)
Total Operating Expenses	283	1,426,358	954,600	(21,603)	2,359,638
Operating (Loss) Income	(283)	291,925	203,063	—	494,705
Interest Expense (Income), Net	124,530	10,653	129,827	—	265,010
Other Expense (Income), Net	43,678	8,609	(18,538)	—	33,749
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(168,491)	272,663	91,774	—	195,946
Provision (Benefit) for Income Taxes	—	19,318	10,179	—	29,497
Gain on Sale of Real Estate, Net of Tax	—	—	(925)	—	(925)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(329,591)	(69,394)	—	398,985	—
Income (Loss) from Continuing Operations	161,100	322,739	82,520	(398,985)	167,374
(Loss) Income from Discontinued Operations, Net of Tax	—	(1,635)	(1,786)	—	(3,421)
Net Income (Loss)	161,100	321,104	80,734	(398,985)	163,953
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	2,853	—	2,853
Net Income (Loss) Attributable to Iron Mountain Incorporated	$161,100	$321,104	$77,881	$(398,985)	$161,100
Net Income (Loss)	$161,100	$321,104	$80,734	$(398,985)	$163,953
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(12,359)	—	108,222	—	95,863
Equity in Other Comprehensive Income (Loss) of Subsidiaries	109,589	70,557	—	(180,146)	—
Total Other Comprehensive Income (Loss)	97,230	70,557	108,222	(180,146)	95,863
Comprehensive Income (Loss)	258,330	391,661	188,956	(579,131)	259,816
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,486	—	1,486
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$258,330	$391,661	$187,470	$(579,131)	$258,330

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(122,725)	$426,082	$31,171	$84,424	$—	$418,952
Cash Flows from Operating Activities—Discontinued Operations	—	2,213	1,443	(16)	—	3,640
Cash Flows from Operating Activities	(122,725)	428,295	32,614	84,408	—	422,592
Cash Flows from Investing Activities:
Capital expenditures	—	(151,785)	(6,219)	(88,025)	—	(246,029)
Cash paid for acquisitions, net of cash acquired	—	4,057	(2,381)	(278,047)	—	(276,371)
Intercompany loans to subsidiaries	(11,220)	(183,281)	—	—	194,501	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(32,989)	—	(7,866)	—	(40,855)
Net proceeds from Divestments (see Note 10)	—	53,950	—	—	—	53,950
Proceeds from sales of property and equipment and other, net (including real estate)	—	161	—	2,036	—	2,197
Cash Flows from Investing Activities—Continuing Operations	(12,805)	(311,472)	(8,600)	(371,902)	197,671	(507,108)
Cash Flows from Investing Activities—Discontinued Operations	—	(12)	—	—	—	(12)
Cash Flows from Investing Activities	(12,805)	(311,484)	(8,600)	(371,902)	197,671	(507,120)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities, bridge facilities and other debt	(1,130,020)	(5,721,732)	(1,269,696)	(3,438,937)	—	(11,560,385)
Proceeds from revolving credit, term loan facilities, bridge facilities and other debt	1,116,995	5,366,524	1,130,193	3,813,677	—	11,427,389
Net proceeds from sales of senior notes	492,500	246,250	186,693	—	—	925,443
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(6)	—	(6)
Intercompany loans from parent	—	13,303	(67,169)	248,367	(194,501)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(360,462)	—	—	—	—	(360,462)
Net proceeds (payments) associated with employee stock-based awards	26,374	—	—	—	—	26,374
Excess tax benefit (deficiency) from stock-based compensation	91	—	—	—	—	91
Payment of debt financing and stock issuance costs	(8,389)	(4,500)	(531)	(3,687)	—	(17,107)
Cash Flows from Financing Activities—Continuing Operations	137,089	(98,570)	(20,510)	620,999	(197,671)	441,337
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	137,089	(98,570)	(20,510)	620,999	(197,671)	441,337
Effect of exchange rates on cash and cash equivalents	—	—	(1,894)	(25,168)	—	(27,062)
Increase (Decrease) in cash and cash equivalents	1,559	18,241	1,610	308,337	—	329,747
Cash and cash equivalents, beginning of period	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, end of period	$1,710	$26,044	$14,792	$415,582	$—	$458,128

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(139,843)	$512,521	$149,612	$—	$522,290
Cash Flows from Operating Activities—Discontinued Operations	—	(1,635)	(1,786)	—	(3,421)
Cash Flows from Operating Activities	(139,843)	510,886	147,826	—	518,869
Cash Flows from Investing Activities:
Capital expenditures	—	(175,912)	(67,834)	—	(243,746)
Cash paid for acquisitions, net of cash acquired	—	(95,137)	(98,991)	—	(194,128)
Intercompany loans to subsidiaries	192,808	(124,082)	—	(68,726)	—
Investment in subsidiaries	(16,170)	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(54,493)	(2,394)	—	(56,887)
Net proceeds from Divestments (see Note 10)	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	12,947	(4,010)	—	8,937
Cash Flows from Investing Activities—Continuing Operations	176,638	(436,677)	(170,806)	(52,556)	(483,401)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	176,638	(436,677)	(170,806)	(52,556)	(483,401)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(262,579)	(5,299,475)	(4,100,106)	—	(9,662,160)
Proceeds from revolving credit, term loan facilities and other debt	224,660	5,386,028	4,256,072	—	9,866,760
Early retirement of senior notes	(1,031,554)	—	(162,328)	—	(1,193,882)
Net proceeds from sales of senior notes	1,320,183	—	—	—	1,320,183
Debit balances (payments) under cash pools	—	73,104	36,168	(109,272)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	9,629	—	9,629
Intercompany loans from parent	—	(199,602)	130,876	68,726	—
Equity contribution from parent	—	—	16,170	(16,170)	—
Parent cash dividends	(292,980)	—	—	—	(292,980)
Net proceeds (payments) associated with employee stock-based awards	6,615	—	—	—	6,615
Payment of debt financing and stock issuance costs	(1,513)	(10,892)	(280)	—	(12,685)
Cash Flows from Financing Activities—Continuing Operations	(37,168)	(50,837)	186,201	(56,716)	41,480
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(37,168)	(50,837)	186,201	(56,716)	41,480
Effect of exchange rates on cash and cash equivalents	—	—	24,454	—	24,454
(Decrease) Increase in cash and cash equivalents	(373)	23,372	187,675	(109,272)	101,402
Cash and cash equivalents, beginning of period	2,405	23,380	210,699	—	236,484
Cash and cash equivalents, end of period	$2,032	$46,752	$398,374	$(109,272)	$337,886

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

There have been no changes made to our reportable operating segments since December 31, 2016, other than the impact of the Russia and Ukraine Divestment. Prior to the Russia and Ukraine Divestment, our businesses in Russia and Ukraine were a component of our Other International Business segment. The operations associated with acquisitions completed during the first nine months of 2017 (which are described in Note 4) have been incorporated into our existing reportable operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended September 30, 2016
Total Revenues	$499,977	$107,477	$122,785	$197,084	$15,499	$942,822
Depreciation and Amortization	55,256	9,680	14,409	30,279	15,046	124,670
Depreciation	47,634	5,822	10,657	20,615	13,632	98,360
Amortization	7,622	3,858	3,752	9,664	1,414	26,310
Adjusted EBITDA	199,559	59,714	37,546	53,844	(56,460)	294,203
Expenditures for Segment Assets	48,135	9,391	13,057	16,320	19,388	106,291
Capital Expenditures	29,061	9,391	8,266	16,258	19,388	82,364
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	17	—	225	(424)	—	(182)
Acquisitions of Customer Relationships and Customer Inducements	19,057	—	4,566	486	—	24,109
For the Three Months Ended September 30, 2017
Total Revenues	513,567	106,986	128,082	199,698	17,328	965,661
Depreciation and Amortization	57,982	8,886	17,385	29,397	14,863	128,513
Depreciation	49,201	6,606	12,080	19,384	13,302	100,573
Amortization	8,781	2,280	5,305	10,013	1,561	27,940
Adjusted EBITDA	224,882	56,800	43,464	59,082	(61,204)	323,024
Expenditures for Segment Assets	61,016	42,080	40,181	47,676	71,868	262,821
Capital Expenditures	33,860	8,551	4,573	19,607	11,948	78,539
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	33,529	35,093	27,363	59,920	155,905
Acquisitions of Customer Relationships and Customer Inducements	27,156	—	515	706	—	28,377
For the Nine Months Ended September 30, 2016
Total Revenues	1,426,128	307,090	334,859	464,094	45,089	2,577,260
Depreciation and Amortization	158,071	21,427	40,729	70,462	36,207	326,896
Depreciation	135,756	17,076	31,026	49,840	33,582	267,280
Amortization	22,315	4,351	9,703	20,622	2,625	59,616
Adjusted EBITDA	565,254	170,255	102,765	117,351	(164,842)	790,783
Expenditures for Segment Assets	114,673	17,968	17,959	330,065	82,590	563,255
Capital Expenditures	85,883	16,520	18,303	43,800	81,523	246,029
Cash (Received) Paid for Acquisitions, Net of Cash Acquired (1)	(2,659)	(59)	(6,878)	284,925	1,042	276,371
Acquisitions of Customer Relationships and Customer Inducements	31,449	1,507	6,534	1,340	25	40,855
For the Nine Months Ended September 30, 2017
Total Revenues	1,530,761	319,931	370,020	581,344	52,287	2,854,343
Depreciation and Amortization	177,145	26,774	47,806	87,276	42,318	381,319
Depreciation	151,272	19,980	35,334	59,207	36,687	302,480
Amortization	25,873	6,794	12,472	28,069	5,631	78,839
Adjusted EBITDA	655,180	169,295	114,134	170,595	(175,552)	933,652
Expenditures for Segment Assets	165,544	58,949	47,285	109,380	113,603	494,761
Capital Expenditures	106,673	25,420	11,194	48,776	51,683	243,746
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	4,379	33,529	35,093	59,207	61,920	194,128
Acquisitions of Customer Relationships and Customer Inducements	54,492	—	998	1,397	—	56,887
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

(1)
Cash paid for acquisitions, net of cash acquired for our Other International Business segment for the nine months ended September 30, 2016 primarily consists of the cash component of the purchase price for the Recall Transaction, as the IMI entity that made the cash payment was an Australian subsidiary. However, the Recall Transaction also benefited the North American Records and Information Management Business, North American Data Management Business and Western European Business segments.

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
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Adjusted EBITDA	$294,203	$323,024	$790,783	$933,652
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax(1)	(325)	638	(325)	(925)
Provision (Benefit) for Income Taxes	23,418	2,268	46,157	29,497
Other Expense (Income), Net	23,302	59,479	37,006	33,749
Interest Expense, Net	83,300	88,989	225,228	265,010
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(54)	(292)	(1,131)	(967)
Depreciation and Amortization	124,670	128,513	326,896	381,319
Recall Costs(2)	34,133	18,047	102,872	58,595
Income (Loss) from Continuing Operations	$5,759	$25,382	$54,080	$167,374
_______________________________________________________________________________

(1)	Tax expense associated with the gain on sale of real estate for the three and nine months ended September 30, 2017 was $640.

(2)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies

a.    Litigation—General

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and reasonably able to be estimated, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $19,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
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
d.    Brooklyn Fire (Recall)
On January 31, 2015, a former Recall leased facility located in Brooklyn, New York was completely destroyed by a fire. Approximately 900,000 cartons of customer records were lost impacting approximately 1,200 customers. No one was injured as a result of the fire. We believe we carry adequate insurance to cover any losses resulting from the fire. There are two pending customer-related lawsuits stemming from the fire, which are being defended by our warehouse legal liability insurer. We have also received correspondence from other customers, under various theories of liability. We deny any liability with respect to the fire and we have referred these claims to our insurer for an appropriate response. We do not expect that this event will have a material impact on our consolidated financial condition, results of operations or cash flows.

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

f.    Puerto Rico Facility Damage

In September 2017, two of our four facilities in Puerto Rico, one of which is owned and one of which we lease, sustained damage as a result of Hurricane Maria. The leased facility experienced structural damage to a portion of the roof and wall, while the owned facility sustained non-structural damage to a portion of the roof. Both buildings sustained water damage that impacted certain customer records and we are in the process of fully assessing the extent of the damage to our customers’ records at these facilities. We believe we carry adequate insurance coverage for this event and do not believe it will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations in Puerto Rico represent less than 0.5% of our consolidated revenues.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2016 and in the first nine months of 2017, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 17, 2016	$0.4850	March 7, 2016	$102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017

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
On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds (the "Access Contingent Consideration") on August 4, 2018, the 27-month anniversary of the closing of the Access Sale. Our estimate of the fair value of the Access Contingent Consideration is approximately $21,400 (which reflects a fair value adjustment of approximately $2,200 and a present value adjustment of approximately $1,400). We have a non-trade receivable amounting to $22,300 included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet as of September 30, 2017 related to the Access Contingent Consideration.

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

We have concluded that the Australia Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations as our decision to divest these businesses did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

The table below summarizes certain results of operations of the Recall Divestments for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total
Total Revenues	$—	$3,200		$2,977	$385	$6,562
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	1,534		888	(88)	2,334
Provision (Benefit) for Income Taxes	—	70	—	239	(16)	293
Income (Loss) from Discontinued Operations, Net of Tax	$—	$1,464		$649	$(72)	$2,041

	Nine Months Ended September 30, 2016
Description	Initial United States Divestments(1)	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Total Revenues	$—	$5,010		$4,865	$696	$10,571
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	—	2,468		1,755	(13)	4,210
Provision (Benefit) for Income Taxes	—	114	—	471	(3)	582
Income (Loss) from Discontinued Operations, Net of Tax	$—	$2,354		$1,284	$(10)	$3,628
_____________________________________________________________________________

(1)
The Access Sale occurred nearly simultaneously with the closing of the Recall Transaction. Accordingly, the revenue and expenses associated with the Initial United States Divestments are not included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively, and the cash flows associated with the Initial United States Divestments are not included in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, due to the immaterial nature of the revenues, expenses and cash flows related to the Initial United States Divestments for the period of time we owned these businesses (May 2, 2016 through May 4, 2016).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

The table below summarizes certain results of operations of the Recall Divestments for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
Description	Initial United States Divestments	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	$—	$(1,061)		$(617)	$—	$(1,678)
Provision (Benefit) for Income Taxes	—	(383)	—	(237)	—	(620)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$(678)		$(380)	$—	$(1,058)

	Nine Months Ended September 30, 2017
Description	Initial United States Divestments	Seattle/Atlanta Divestments		Recall Canadian Divestments	UK Divestments	Total(1)
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	$—	$(2,623)		$(2,533)	$—	$(5,156)
Provision (Benefit) for Income Taxes	—	(988)	—	(747)	—	(1,735)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$(1,635)		$(1,786)	$—	$(3,421)

_____________________________________________________________________________

(1) During the three and nine months ended September 30, 2017, the loss from discontinued operations before benefit for income taxes of $1,678 and $5,156, respectively, was primarily related to costs to provide transition services related to the Recall Divestments.

b.    Russia and Ukraine Divestment
On May 30, 2017, IM EES, a consolidated subsidiary of IMI, sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction (the “Russia and Ukraine Divestment”). As consideration for the Russia and Ukraine Divestment, IM EES received a 25% equity interest in OSG (the “OSG Investment”).
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2017, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38,869 to other expense (income), net, in the second quarter of 2017, representing the excess of the fair value of the consideration received over the carrying value of our businesses in Russia and Ukraine. As of the closing date of the Russia and Ukraine Divestment, the fair value of the OSG Investment was approximately $18,000. As of the closing date of the Russia and Ukraine Divestment, the carrying value of our businesses in Russia and Ukraine was a credit balance of $20,869, which consisted of (i) a credit balance of approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine that was reclassified from accumulated other comprehensive items, net, (ii) the carrying value of the net assets of our businesses in Russia and Ukraine, excluding goodwill, of $4,716 and (iii) $3,515 of goodwill associated with our Northern and Eastern Europe reporting unit (of which our businesses in Russia and Ukraine were a component of prior to the Russia and Ukraine Divestment), which was allocated, on a relative fair value basis, to our businesses in Russia and Ukraine.

We account for the OSG Investment as an equity method investment. The fair value of the OSG Investment is $17,973 and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet as of September 30, 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Recall Costs

Recall Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of sales (excluding depreciation and amortization)	$4,457	$3,059	$4,788	$16,019
Selling, general and administrative expenses	29,676	14,988	98,084	42,576
Total Recall Costs	$34,133	$18,047	$102,872	$58,595

Recall Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
North American Records and Information Management Business	$4,989	$2,540	$7,822	$16,165
North American Data Management Business	1,578	295	2,095	2,171
Western European Business	7,483	2,586	11,613	7,933
Other International Business	5,638	2,570	11,586	6,158
Corporate and Other Business	14,445	10,056	69,756	26,168
Total Recall Costs	$34,133	$18,047	$102,872	$58,595
A rollforward of accrued liabilities related to Recall Costs on our Condensed Consolidated Balance Sheets as of December 31, 2016 to September 30, 2017 is as follows:

Accrual for Recall Costs
Balance at December 31, 2016	$4,914
Amounts accrued	18,803
Change in estimates(1)	(230)
Payments	(15,179)
Currency translation adjustments	89
Balance at September 30, 2017(2)	$8,397
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Recall Costs as of September 30, 2017 presented in the table above generally related to employee severance costs and onerous lease liabilities. We expect that the majority of these liabilities will be paid throughout 2017. Additional Recall Costs recorded in our Condensed Consolidated Statement of Operations have either been settled in cash during the nine months ended September 30, 2017 or are included in our Condensed Consolidated Balance Sheet as of September 30, 2017 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(12) Subsequent Events

Credit Suisse Data Center Acquisition
In October 2017, we entered into agreements to acquire two Credit Suisse data centers located in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for an aggregate purchase price of approximately $100,000 (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, we will take ownership of both data center facilities, with Credit Suisse entering into a long-term lease with us to maintain existing data center operations. The completion of the Credit Suisse Transaction is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the Credit Suisse Transaction, that the Credit Suisse Transaction will not be delayed or that the terms will remain the same. We expect to close the Credit Suisse Transaction during the first quarter of 2018.

At The Market Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock, par value $0.01 per share, through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our adjacent businesses through acquisitions, such as the Credit Suisse Transaction, and repaying amounts outstanding from time to time under the Revolving Credit Facility.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2017, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2017 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected 2017 consolidated internal storage rental revenue growth rate and capital expenditures, (3) estimate of total acquisition and integration expenditures associated with our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"), and (4) our ability to close pending acquisitions. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to data security and privacy issues, as well as fire and safety standards;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	our ability or inability to complete acquisitions on satisfactory terms, to close pending acquisitions and to integrate acquired companies efficiently;

•	changes in the amount of our capital expenditures and our ability to invest according to plan;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

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

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2017 within each section. Trends and changes that are consistent with the three and nine month periods are not repeated and are discussed on a year to date basis only.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the three and nine months ended September 30, 2016.
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) operating expenditures to complete the Recall Transaction, including advisory and professional fees and costs associated with the Divestments (as defined in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) required in connection with receipt of regulatory approvals (including transitional services) and costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions ("Recall Costs") and (ii) capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through September 30, 2017, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $279.9 million, including $237.6 million of Recall Costs and $42.4 million of capital expenditures.
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

The Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Recall Divestments") meet the criteria to be reported as discontinued operations as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction. Accordingly, the results of operations for the Recall Divestments are presented as a component of discontinued operations in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017 and the cash flows associated with the Recall Divestments are presented as a component of cash flows from discontinued operations in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2017.

The Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) (collectively, the "Iron Mountain Divestments") do not meet the criteria to be reported as discontinued operations as our decision to divest the Iron Mountain Divestments does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

The Australia Divestment Business represents approximately $11.6 million and $35.8 million of total revenues and approximately $0.1 million and $0.3 million of total loss from continuing operations for the three and nine months ended September 30, 2016, respectively. The Iron Mountain Canadian Divestments represent approximately $1.3 million and $3.9 million of total revenues and approximately $1.0 million and $2.8 million of total income from continuing operations for the three and nine months ended September 30, 2016, respectively. The Australia Divestment Business was previously included in our Other International Business segment and the Iron Mountain Canadian Divestments were previously included in our North American Records and Information Management Business segment.

b. Iron Mountain - Russia and Ukraine Divestment
On May 30, 2017, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of Iron Mountain Incorporated ("IMI"), sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction (the “Russia and Ukraine Divestment”). As consideration for the Russia and Ukraine Divestment, IM EES received a 25% equity interest in OSG (the "OSG Investment").
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2017, respectively. Our businesses in Russia and Ukraine represent approximately $4.5 million and $12.4 million of total revenues and approximately $(0.9) million and $1.1 million of total (loss) income from continuing operations for the three and nine months ended September 30, 2016, respectively. Our businesses in Russia and Ukraine represent approximately $8.6 million of total revenues and approximately $0.9 million of total income from continuing operations (excluding the gain on sale described below) for the nine months ended September 30, 2017.
As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38.9 million to other expense (income), net, in the second quarter of 2017, representing the excess of the fair value of the consideration received over the carrying value of our businesses in Russia and Ukraine. As of the closing date of the Russia and Ukraine Divestment, the fair value of the OSG Investment was approximately $18.0 million. As of the closing date of the Russia and Ukraine Divestment, the carrying value of our businesses in Russia and Ukraine was a credit balance of $20.9 million, which consisted of (i) a credit balance of approximately $29.1 million of cumulative translation adjustment associated with our businesses in Russia and Ukraine that was reclassified from accumulated other comprehensive items, net, (ii) the carrying value of the net assets of our businesses in Russia and Ukraine, excluding goodwill, of $4.7 million and (iii) $3.5 million of goodwill associated with our Northern and Eastern Europe reporting unit (of which our businesses in Russia and Ukraine were a component of prior to the Russia and Ukraine Divestment), which was allocated, on a relative fair value basis, to our businesses in Russia and Ukraine.

Transformation Initiative

During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative"). As a result of the Transformation Initiative, we recorded a charge of $0.2 million and $6.0 million, respectively, for the three and nine months ended September 30, 2016, primarily related to employee severance and associated benefits.

General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code, data backup and storage on our proprietary cloud and revenues associated with our data center operations. Service revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, or Information Governance and Digital Solutions, which relate to physical and digital records, and project revenues; (5) customer termination and permanent removal fees; (6) data restoration projects; (7) special project work; (8) the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services; (9) consulting services; (10) cloud-related data protection, preservation, restoration and recovery; and (11) other technology services and product sales (including specially designed storage containers and related supplies). Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
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

The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international segment revenue. In addition, the overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our international operations become a more meaningful percentage of our consolidated results.

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

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.758	$0.790	4.2%
Brazilian real	$0.308	$0.316	2.6%
British pound sterling	$1.313	$1.309	(0.3)%
Canadian dollar	$0.767	$0.798	4.0%
Euro	$1.116	$1.175	5.3%

	Average Exchange Rates for the Nine Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.742	$0.766	3.2%
Brazilian real	$0.283	$0.315	11.3%
British pound sterling	$1.393	$1.275	(8.5)%
Canadian dollar	$0.757	$0.766	1.2%
Euro	$1.116	$1.113	(0.3)%

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Income (Loss) from Continuing Operations	$5,759	$25,382	$54,080	$167,374
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	(325)	638	(325)	(925)
Provision (Benefit) for Income Taxes	23,418	2,268	46,157	29,497
Other Expense (Income), Net	23,302	59,479	37,006	33,749
Interest Expense, Net	83,300	88,989	225,228	265,010
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(54)	(292)	(1,131)	(967)
Depreciation and Amortization	124,670	128,513	326,896	381,319
Recall Costs	34,133	18,047	102,872	58,595
Adjusted EBITDA	$294,203	$323,024	$790,783	$933,652
_______________________________________________________________________________

(1)	Tax expense associated with the gain on sale of real estate for the three and nine months ended September 30, 2017 was $0.6 million.

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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Reported EPS—Fully Diluted from Continuing Operations	$0.02	$0.10	$0.22	$0.62
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	0.01
Gain on Sale of Real Estate, Net of Tax	—	—	—	—
Other Expense (Income), Net	0.09	0.22	0.15	0.13
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	—
Recall Costs	0.13	0.07	0.43	0.22
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.03	(0.08)	0.01	(0.12)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.27	$0.31	$0.80	$0.85
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and nine months ended September 30, 2016 and 2017, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2016 and 2017 was 18.6% and 21.5%, respectively.

(2)	Columns may not foot due to rounding.

FFO (NAREIT) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and us as net income (loss) excluding depreciation on real estate assets and gain on sale of real estate, net of tax (“FFO (NAREIT)”). FFO (NAREIT) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (NAREIT) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (NAREIT) is net income (loss). Although NAREIT has published a definition of FFO, modifications to FFO (NAREIT) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (NAREIT) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) Recall Costs; (5) the tax impact of reconciling items and discrete tax items; (6) (income) loss from discontinued operations, net of tax; and (7) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net Income (Loss) to FFO (NAREIT) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net Income (Loss)	$7,800	$24,324	$57,708	$163,953
Add/(Deduct):
Real Estate Depreciation(1)	61,655	64,533	165,037	193,402
Gain on Sale of Real Estate, Net of Tax	(325)	638	(325)	(925)
FFO (NAREIT)	69,130	89,495	222,420	356,430
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(54)	(292)	(1,131)	(967)
Other Expense (Income), Net(2)	23,302	59,479	37,006	33,749
Recall Costs	34,133	18,047	102,872	58,595
Tax Impact of Reconciling Items and Discrete Tax Items(3)	7,345	(20,419)	1,672	(32,277)
(Income) Loss from Discontinued Operations, Net of Tax(4)	(2,041)	1,058	(3,628)	3,421
FFO (Normalized)	$131,815	$147,368	$359,211	$418,951
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction losses, net of $11.9 million and $27.9 million in the three and nine months ended September 30, 2017, respectively, and $10.7 million and $15.3 million in the three and nine months ended September 30, 2016, respectively. See Note 2.i. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(18.4) million and $(26.5) million for the three and nine months ended September 30, 2017, respectively, and $2.5 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.

(4)
Net of tax benefit of $0.6 million and $1.7 million for the three and nine months ended September 30, 2017, respectively. Net of tax provision of $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

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

Results of Operations
Comparison of three and nine months ended September 30, 2017 to three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$942,822	$965,661	$22,839	2.4%
Operating Expenses	807,368	788,905	(18,463)	(2.3)%
Operating Income	135,454	176,756	41,302	30.5%
Other Expenses, Net	129,695	151,374	21,679	16.7%
Income from Continuing Operations	5,759	25,382	19,623	340.7%
Income (Loss) from Discontinued Operations, Net of Tax	2,041	(1,058)	(3,099)	(151.8)%
Net Income	7,800	24,324	16,524	211.8%
Net Income (Loss) Attributable to Noncontrolling Interests	720	(21)	(741)	(102.9)%
Net Income Attributable to Iron Mountain Incorporated	$7,080	$24,345	$17,265	243.9%
Adjusted EBITDA(1)	$294,203	$323,024	$28,821	9.8%
Adjusted EBITDA Margin(1)	31.2%	33.5%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$2,577,260	$2,854,343	$277,083	10.8%
Operating Expenses	2,215,114	2,359,638	144,524	6.5%
Operating Income	362,146	494,705	132,559	36.6%
Other Expenses, Net	308,066	327,331	19,265	6.3%
Income from Continuing Operations	54,080	167,374	113,294	209.5%
Income (Loss) from Discontinued Operations, Net of Tax	3,628	(3,421)	(7,049)	(194.3)%
Net Income	57,708	163,953	106,245	184.1%
Net Income Attributable to Noncontrolling Interests	1,822	2,853	1,031	56.6%
Net Income Attributable to Iron Mountain Incorporated	$55,886	$161,100	$105,214	188.3%
Adjusted EBITDA(1)	$790,783	$933,652	$142,869	18.1%
Adjusted EBITDA Margin(1)	30.7%	32.7%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$576,465	$601,091	$24,626	4.3%	3.1%	3.5%
Service	366,357	364,570	(1,787)	(0.5)%	(1.7)%	(0.2)%
Total Revenues	$942,822	$965,661	$22,839	2.4%	1.3%	2.0%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$1,576,358	$1,763,609	$187,251	11.9%	11.9%	3.8%
Service	1,000,902	1,090,734	89,832	9.0%	8.8%	(0.3)%
Total Revenues	$2,577,260	$2,854,343	$277,083	10.8%	10.7%	2.2%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates.

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

Storage Rental Revenues

In the three and nine months ended September 30, 2017, increases in reported consolidated storage revenues were driven by the favorable impact of acquisitions/divestitures and consolidated internal storage rental revenue growth. The net impact of acquisitions/divestitures contributed 8.1% to the reported storage rental revenue growth rates for the nine months ended September 30, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 3.8% in the nine months ended September 30, 2017 compared to the comparable prior year period was driven by internal storage rental revenue growth of 3.1% in our North American Records and Information Management Business segment, primarily driven by net price increases, as well as internal storage rental revenue growth of 2.7%, 2.2% and 6.4% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions/divestitures, global records management net volumes as of September 30, 2017 increased by 1.3% over the ending volume as of September 30, 2016. Global records management reported net volumes, including acquisitions/divestitures, as of September 30, 2017 increased by 1.4% over the ending volume at September 30, 2016, supported by volume increases of 2.0%, 4.3% and 0.1% in our Western European Business, Other International Business and North American Records and Information Management Business segments, respectively.

Service Revenues

In the three months ended September 30, 2017, the decrease in reported consolidated service revenues was driven by the unfavorable impact of acquisitions/divestitures noted below and negative internal service revenue growth of 0.2%, partially offset by favorable fluctuations in foreign currency exchange rates of 1.2% compared to the three months ended September 30, 2016. The net impact of acquisitions/divestitures decreased reported service revenue growth rates by 1.5% for the three months ended September 30, 2017, compared to the comparable prior year period, primarily driven by the Iron Mountain Divestments and the Russia and Ukraine Divestment. In the nine months ended September 30, 2017, the increase in reported consolidated service revenues was driven by the favorable impact of acquisitions/divestitures and favorable fluctuations in foreign currency exchange rates, partially offset by negative internal service revenue growth compared to the nine months ended September 30, 2016. The net impact of acquisitions/divestitures contributed 9.1% to the reported service revenue growth rates for the nine months ended September 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal service revenue growth was negative 0.3% for the nine months ended September 30, 2017, compared to the comparable prior year period. The negative internal service revenue growth for the nine months ended September 30, 2017 reflects continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature, as well as declines in project activity in our Western European Business and Other International Business segments, partially offset by growth in secure shredding revenues, in part due to higher recycled paper prices, and the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues within our North American Records and Information Management Business segment.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $22.8 million, or 2.4%, to $965.7 million and $277.1 million, or 10.8%, to $2,854.3 million for the three and nine months ended September 30, 2017, respectively, from $942.8 million and $2,577.3 million for the three and nine months ended September 30, 2016, respectively. The net impact of acquisitions/divestitures contributed 8.5% to the reported consolidated revenue growth rate for the nine months ended September 30, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 2.2% in the nine months ended September 30, 2017 compared to the comparable prior year period.
Internal Growth—Eight-Quarter Trend

	2015	2016				2017
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	2.2%	2.2%	2.1%	2.1%	2.9%	3.0%	4.8%	3.5%
Service Revenue	0.3%	1.6%	(2.1)%	(1.3)%	(0.9)%	0.6%	(1.1)%	(0.2)%
Total Revenue	1.4%	2.0%	0.4%	0.8%	1.4%	2.0%	2.5%	2.0%

We expect our consolidated internal storage rental revenue growth rate for 2017 to be approximately 3.0% to 3.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 4.8%. Consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the second quarter of 2017, from a $4.2 million customer termination fee in our data center business within our Corporate and Other Business segment. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2015 and 2016 was 2.7% and 2.3%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
Labor	$199,459	$191,639	$(7,820)	(3.9)%	(5.1)%	21.2%	19.8%	(1.4)%
Facilities	146,534	150,048	3,514	2.4%	1.2%	15.5%	15.5%	—%
Transportation	38,337	35,522	(2,815)	(7.3)%	(8.5)%	4.1%	3.7%	(0.4)%
Product Cost of Sales and Other	41,021	38,059	(2,962)	(7.2)%	(8.4)%	4.4%	3.9%	(0.5)%
Recall Costs	4,457	3,059	(1,398)	(31.4)%	(33.7)%	0.5%	0.3%	(0.2)%
Total Cost of Sales	$429,808	$418,327	$(11,481)	(2.7)%	(3.9)%	45.6%	43.3%	(2.3)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
Labor	$561,056	$588,526	$27,470	4.9%	4.6%	21.8%	20.6%	(1.2)%
Facilities	383,648	435,363	51,715	13.5%	13.3%	14.9%	15.3%	0.4%
Transportation	96,812	106,402	9,590	9.9%	9.7%	3.8%	3.7%	(0.1)%
Product Cost of Sales and Other	105,258	113,008	7,750	7.4%	6.9%	4.1%	4.0%	(0.1)%
Recall Costs	4,788	16,019	11,231	234.6%	223.9%	0.2%	0.6%	0.4%
Total Cost of Sales	$1,151,562	$1,259,318	$107,756	9.4%	9.1%	44.7%	44.1%	(0.6)%

Labor
For the three months ended September 30, 2017, labor decreased $7.8 million on a reported dollar basis compared to the three months ended September 30, 2016, primarily associated with our North American Records and Information Management Business and North American Data Management Business segments attributable to synergies associated with our acquisition of Recall, and to a lesser extent, the Iron Mountain Divestments and the Russia and Ukraine Divestment. Labor expenses decreased to 20.6% of consolidated revenues in the nine months ended September 30, 2017 compared to 21.8% in the nine months ended September 30, 2016. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by an approximately 100 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, labor expenses for the nine months ended September 30, 2017 increased by $26.1 million, or 4.6%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Facilities
Facilities expenses increased to 15.3% of consolidated revenues in the nine months ended September 30, 2017 compared to 14.9% in the nine months ended September 30, 2016. The 40 basis points increase in facilities expenses as a percentage of consolidated revenues was primarily driven by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction. On a constant dollar basis, facilities expenses for the nine months ended September 30, 2017 increased by $50.9 million, or 13.3%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Transportation
For the three months ended September 30, 2017, transportation decreased $2.8 million on a reported dollar basis compared to the three months ended September 30, 2016, driven by a decrease in vehicle lease expense, fuel cost and third party carrier costs, primarily associated with our North American Records and Information Management Business segment attributable to synergies associated with our acquisition of Recall, and to a lesser extent, the Iron Mountain Divestments and the Russia and Ukraine Divestment. Transportation expenses decreased to 3.7% of consolidated revenues in the nine months ended September 30, 2017 compared to 3.8% in the nine months ended September 30, 2016. The decrease in transportation expenses as a percentage of consolidated revenues was driven by a decrease in vehicle lease expense, primarily associated with our North American Records and Information Management Business segment, partially offset by an increase in third party carrier costs as a percentage of consolidated revenue, primarily associated with our Other International Business segment. On a constant dollar basis, transportation expenses for the nine months ended September 30, 2017 increased by $9.4 million, or 9.7%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Product Cost of Sales and Other
For the three months ended September 30, 2017, product cost of sales and other decreased $3.0 million on a reported dollar basis compared to the three months ended September 30, 2016, driven by decreased project activity in our Other International Business segment, and to a lesser extent, the Iron Mountain Divestments and the Russia and Ukraine Divestment. Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 4.0% of consolidated revenues for the nine months ended September 30, 2017 compared to 4.1% in the nine months ended September 30, 2016. The decrease in product cost of sales and other was driven by special project costs. On a constant dollar basis, product cost of sales and other increased by $7.3 million, or 6.9%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Recall Costs
Recall Costs included in cost of sales were $16.0 million in the nine months ended September 30, 2017, and primarily consisted of employee severance costs and facility integration costs including labor, maintenance, transportation and other costs related to building moves and consolidation. Recall Costs included in cost of sales were $4.8 million in the nine months ended September 30, 2016, and primarily consisted of employee severance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
General and Administrative	$128,250	$127,685	$(565)	(0.4)%	(1.3)%	13.6%	13.2%	(0.4)%
Sales, Marketing & Account Management	60,572	61,859	1,287	2.1%	1.2%	6.4%	6.4%	—%
Information Technology	31,863	34,001	2,138	6.7%	6.1%	3.4%	3.5%	0.1%
Bad Debt Expense	2,583	3,824	1,241	48.0%	49.0%	0.3%	0.4%	0.1%
Recall Costs	29,676	14,988	(14,688)	(49.5)%	(50.4)%	3.1%	1.6%	(1.5)%
Total Selling, General and Administrative Expenses	$252,944	$242,357	$(10,587)	(4.2)%	(5.1)%	26.8%	25.1%	(1.7)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2016	2017				2016	2017
General and Administrative	$371,654	$388,598	$16,944	4.6%	4.8%	14.4%	13.6%	(0.8)%
Sales, Marketing & Account Management	175,332	186,879	11,547	6.6%	6.9%	6.8%	6.5%	(0.3)%
Information Technology	86,968	96,110	9,142	10.5%	10.9%	3.4%	3.4%	—%
Bad Debt Expense	5,749	5,805	56	1.0%	1.1%	0.2%	0.2%	—%
Recall Costs	98,084	42,576	(55,508)	(56.6)%	(56.8)%	3.8%	1.5%	(2.3)%
Total Selling, General and Administrative Expenses	$737,787	$719,968	$(17,819)	(2.4)%	(2.3)%	28.6%	25.2%	(3.4)%
General and Administrative
General and administrative expenses decreased to 13.6% of consolidated revenues in the nine months ended September 30, 2017 compared to 14.4% in the nine months ended September 30, 2016. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, partially offset by an increase in professional fees associated with innovation initiatives. On a constant dollar basis, general and administrative expenses for the nine months ended September 30, 2017 increased by $17.6 million, or 4.8%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.5% of consolidated revenues in the nine months ended September 30, 2017 compared to 6.8% in the nine months ended September 30, 2016. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. On a constant dollar basis, sales, marketing and account management expenses for the nine months ended September 30, 2017 increased by $12.0 million, or 6.9%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.

Information Technology
Information technology expenses were 3.4% of consolidated revenues in both the nine months ended September 30, 2017 and the nine months ended September 30, 2016. Information technology expenses as a percentage of consolidated revenues reflect a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, offset by higher professional fees. On a constant dollar basis, information technology expenses for the nine months ended September 30, 2017 increased by $9.4 million, or 10.9%, compared to the comparable prior year period, primarily driven by our acquisition of Recall.
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
Recall Costs
Recall Costs included in selling, general and administrative expenses were $42.6 million in the nine months ended September 30, 2017, and primarily consisted of advisory and professional fees, as well as severance costs. Recall Costs included in selling, general and administrative expenses were $98.1 million in the nine months ended September 30, 2016, and primarily consisted of advisory and professional fees, as well as severance and REIT conversion costs.
Depreciation and Amortization
Depreciation expense increased $35.2 million, or 13.2%, on a reported dollar basis for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. See Note 2.f. to Notes to Consolidated Financial Statements in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $19.2 million, or 32.2%, on a reported dollar basis for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $39.8 million to $265.0 million in the nine months ended September 30, 2017 from $225.2 million in the nine months ended September 30, 2016. This increase was a result of higher average debt outstanding during the current year period compared to the prior year period. Our weighted average interest rate was 5.0% and 5.1% at September 30, 2017 and 2016, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2016	2017		2016	2017
Foreign currency transaction losses, net	$10,685	$11,865	$1,180	$15,336	$27,900	$12,564
Debt extinguishment expense	—	48,298	48,298	9,283	48,298	39,015
Other, net	12,617	(684)	(13,301)	12,387	(42,449)	(54,836)
	$23,302	$59,479	$36,177	$37,006	$33,749	$(3,257)
Foreign Currency Transaction Losses
We recorded net foreign currency transaction losses of $27.9 million in the nine months ended September 30, 2017, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling, Canadian dollar and Euro against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below). These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Brazilian real, Mexican peso and Russian ruble against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries.
We recorded net foreign currency transaction losses of $15.3 million in the nine months ended September 30, 2016, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Argentine peso and British pound sterling against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries, as well as Euro denominated borrowings by IMI under our Former Revolving Credit Facility (as defined below). These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Brazilian real, Euro and Russian ruble against the United States dollar compared to December 31, 2015 on our intercompany balances with and between certain of our subsidiaries.

Debt Extinguishment Expense

We recorded a charge of $48.3 million in the three and nine months ended September 30, 2017, primarily related to the early extinguishment of (i) the 6% Notes due 2020 and (ii) the CAD Notes due 2021 (each as defined and described more fully in Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report), consisting of the write-off of unamortized deferred financing costs and call premiums.
We recorded a charge of $9.3 million in the nine months ended September 30, 2016 related to the termination of an $850.0 million unsecured bridge term loan during the second quarter of 2016 (which is described more fully in Note 5 to Notes to Consolidated Financial Statements in our Annual Report), which primarily consisted of the write-off of unamortized deferred financing costs.

Other, Net

Other, net for the nine months ended September 30, 2017 includes a gain of $38.9 million associated with the Russia and Ukraine Divestment (see Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).

Other, net for the three and nine months ended September 30, 2016 includes a charge of $14.0 million associated with the anticipated loss on disposal of the Australia Divestment Business (see Note 2.i. to Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

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

Our effective tax rates for the three and nine months ended September 30, 2017 were 8.0% and 15.1%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $18.5 million as a result of the merger of certain of our foreign subsidiaries. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the nine months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $26.0 million as a result of the merger of certain of our foreign subsidiaries. Our effective tax rates for the three and nine months ended September 30, 2016 were 81.2% and 46.2%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rates for the three and nine months ended September 30, 2016 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, and the impact of the $14.0 million charge (described in Note 2.i. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) recorded during the third quarter of 2016 related to the anticipated loss on disposal of the Australia Divestment Business (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), which had no associated tax benefit.

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
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate for the nine months ended September 30, 2017 was $0.9 million, net of tax of $0.6 million, and consisted of the sale of land and a building in the United States for net proceeds of approximately $12.7 million. Consolidated gain on sale of real estate, net of tax, for the three and nine months ended September 30, 2016 was $0.3 million associated with the sale of land in the United States and Canada.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2017
Income from Continuing Operations	$5,759	$25,382	$19,623	340.7%
Income from Continuing Operations as a percentage of Consolidated Revenue	0.6%	2.6%
Adjusted EBITDA	$294,203	$323,024	$28,821	9.8%
Adjusted EBITDA Margin	31.2%	33.5%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2017
Income from Continuing Operations	$54,080	$167,374	$113,294	209.5%
Income from Continuing Operations as a percentage of Consolidated Revenue	2.1%	5.9%
Adjusted EBITDA	$790,783	$933,652	$142,869	18.1%
Adjusted EBITDA Margin	30.7%	32.7%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Income (loss) from discontinued operations, net of tax was $3.6 million and $(3.4) million for the nine months ended September 30, 2016 and 2017, respectively, primarily related to the operations of the Recall Divestments.
NONCONTROLLING INTERESTS
For the nine months ended September 30, 2016 and 2017, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $1.8 million and $2.9 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$298,049	$308,822	$10,773	3.6%	3.2%	3.5%
Service	201,928	204,745	2,817	1.4%	0.9%	1.0%
Segment Revenue	$499,977	$513,567	$13,590	2.7%	2.3%	2.5%
Segment Adjusted EBITDA(1)	$199,559	$224,882	$25,323
Segment Adjusted EBITDA Margin(2)	39.9%	43.8%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$853,183	$912,173	$58,990	6.9%	6.8%	3.1%
Service	572,945	618,588	45,643	8.0%	7.8%	1.1%
Segment Revenue	$1,426,128	$1,530,761	$104,633	7.3%	7.2%	2.3%
Segment Adjusted EBITDA(1)	$565,254	$655,180	$89,926
Segment Adjusted EBITDA Margin(2)	39.6%	42.8%
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

For the nine months ended September 30, 2017, reported revenue in our North American Records and Information Management Business segment increased 7.3%, compared to the nine months ended September 30, 2016, due to the favorable net impact of acquisitions/divestitures and internal revenue growth. The net impact of acquisitions/divestitures contributed 4.9% to the reported revenue growth rates in our North American Records and Information Management Business segment for the nine months ended September 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth of 2.3% in the nine months ended September 30, 2017 was primarily the result of (i) internal storage rental revenue growth of 3.1% in the nine months ended September 30, 2017, primarily driven by net price increases and (ii) internal service revenue growth of 1.1% in the nine months ended September 30, 2017, driven by growth in secure shredding revenues, in part due to higher recycled paper prices, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA margin increased 320 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as decreases in professional fees and bad debt expense.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$72,612	$74,723	$2,111	2.9%	2.6%	2.6%
Service	34,865	32,263	(2,602)	(7.5)%	(7.7)%	(7.7)%
Segment Revenue	$107,477	$106,986	$(491)	(0.5)%	(0.7)%	(0.7)%
Segment Adjusted EBITDA(1)	$59,714	$56,800	$(2,914)
Segment Adjusted EBITDA Margin(2)	55.6%	53.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$207,602	$221,508	$13,906	6.7%	6.6%	2.7%
Service	99,488	98,423	(1,065)	(1.1)%	(1.1)%	(7.3)%
Segment Revenue	$307,090	$319,931	$12,841	4.2%	4.1%	(0.5)%
Segment Adjusted EBITDA(1)	$170,255	$169,295	$(960)
Segment Adjusted EBITDA Margin(2)	55.4%	52.9%
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

For the nine months ended September 30, 2017, reported revenue in our North American Data Management Business segment increased 4.2%, compared to the nine months ended September 30, 2016, due to the favorable net impact of acquisitions/divestitures. The net impact of acquisitions/divestitures contributed 4.6% to the reported revenue growth rates in our North American Data Management Business segment for the nine months ended September 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth for the nine months ended September 30, 2017 of 7.3% is primarily attributable to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.7% in the nine months ended September 30, 2017, primarily attributable to volume increases. Adjusted EBITDA margin decreased 250 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by an increase in selling, general and administrative expenses, partially attributable to investments associated with product management and development.

Western European Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$74,534	$78,012	$3,478	4.7%	2.4%	2.3%
Service	48,251	50,070	1,819	3.8%	1.2%	1.2%
Segment Revenue	$122,785	$128,082	$5,297	4.3%	1.9%	1.9%
Segment Adjusted EBITDA(1)	$37,546	$43,464	$5,918
Segment Adjusted EBITDA Margin(2)	30.6%	33.9%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$203,926	$224,114	$20,188	9.9%	15.0%	2.2%
Service	130,933	145,906	14,973	11.4%	15.9%	1.0%
Segment Revenue	$334,859	$370,020	$35,161	10.5%	15.3%	1.8%
Segment Adjusted EBITDA(1)	$102,765	$114,134	$11,369
Segment Adjusted EBITDA Margin(2)	30.7%	30.8%
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

For the nine months ended September 30, 2017, reported revenue in our Western European Business segment increased 10.5%, compared to the nine months ended September 30, 2016, due to the favorable net impact of acquisitions/divestitures and internal revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 13.5% to the reported revenue growth rates in our Western European Business segment for the nine months ended September 30, 2017, compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the nine months ended September 30, 2017 was 1.8%, primarily attributable to internal storage rental revenue growth of 2.2% for the nine months ended September 30, 2017, primarily associated with volume increases. For the nine months ended September 30, 2017, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 4.8%, compared to the comparable prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin increased 330 basis points during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, driven by a decrease in selling, general and administrative expenses and cost of sales as a percentage of segment revenue, driven by decreased wages and professional fees, property insurance and project costs, primarily attributable to synergies associated with our acquisition of Recall. Adjusted EBITDA margin increased 10 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, driven by a decrease in selling, general and administrative expenses as a percentage of segment revenue, associated with wages and benefits growing at a lower rate than revenue as a result of the Transformation Initiative and synergies associated with our acquisition of Recall. This decrease was partially offset by an increase in cost of sales as a percentage of segment revenue, associated with increased compensation, rent expense and property taxes driven by our acquisition of Recall.

Other International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$119,881	$125,903	$6,022	5.0%	2.2%	5.0%
Service	77,203	73,795	(3,408)	(4.4)%	(6.9)%	(0.1)%
Segment Revenue	$197,084	$199,698	$2,614	1.3%	(1.4)%	3.0%
Segment Adjusted EBITDA(1)	$53,844	$59,082	$5,238
Segment Adjusted EBITDA Margin(2)	27.3%	29.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$278,907	$364,835	$85,928	30.8%	27.3%	6.4%
Service	185,187	216,509	31,322	16.9%	13.6%	(1.1)%
Segment Revenue	$464,094	$581,344	$117,250	25.3%	21.8%	3.5%
Segment Adjusted EBITDA(1)	$117,351	$170,595	$53,244
Segment Adjusted EBITDA Margin(2)	25.3%	29.3%
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

In the three months ended September 30, 2017, the decrease in reported service revenues in our Other International Business segment was driven by the unfavorable impact of acquisitions/divestitures and negative internal service revenue growth, partially offset by favorable fluctuations in foreign currency exchange rates compared to the three months ended September 30, 2016. The impact of acquisitions/divestitures decreased reported service revenue growth rate by 6.8% for the three months ended September 30, 2017, compared to the comparable prior year period, primarily driven by the Iron Mountain Divestments and the Russia and Ukraine Divestment. For the nine months ended September 30, 2017, reported revenue in our Other International Business segment increased 25.3% compared to the nine months ended September 30, 2016, due to the favorable net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 18.3% to the reported revenue growth rate in our Other International Business segment for the nine months ended September 30, 2017 compared to the comparable prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the nine months ended September 30, 2017 was 3.5%, supported by 6.4% internal storage rental revenue growth, primarily due to volume increases, partially offset by negative 1.1% internal service revenue growth primarily due to decreased project activity. Foreign currency fluctuations in the nine months ended September 30, 2017 resulted in increased revenue, as measured in United States dollars, of approximately 3.5% compared to the comparable prior year period, primarily due to the strengthening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 400 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher margin business in Australia as a result of our acquisition of Recall and to a lesser extent, synergies associated with our acquisition of Recall.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$11,390	$13,630	$2,240	19.7%	19.7%	1.5%
Service	4,109	3,698	(411)	(10.0)%	(10.0)%	(16.0)%
Segment Revenue	$15,499	$17,328	$1,829	11.8%	11.8%	(3.1)%
Segment Adjusted EBITDA(1)	$(56,460)	$(61,204)	$(4,744)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.0)%	(6.3)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$32,741	$40,979	$8,238	25.2%	25.2%	17.2%
Service	12,348	11,308	(1,040)	(8.4)%	(8.4)%	(13.2)%
Segment Revenue	$45,089	$52,287	$7,198	16.0%	16.0%	9.0%
Segment Adjusted EBITDA(1)	$(164,842)	$(175,552)	$(10,710)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.4)%	(6.2)%
_______________________________________________________________________________

(1)
See Note 7 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

During the nine months ended September 30, 2017, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues improved 20 basis points compared to the nine months ended September 30, 2016. Adjusted EBITDA in the Corporate and Other Business segment decreased $10.7 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by an increase in information technology expenses associated with our acquisition of Recall, professional fees associated with our innovation investments and $3.5 million of costs associated with natural disasters, primarily Hurricane Maria, which damaged certain of our facilities in Puerto Rico in the third quarter of 2017, partially offset by a customer termination fee in our data center business in the second quarter of 2017.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2016	2017
Cash flows from operating activities - continuing operations	$418,952	$522,290
Cash flows from investing activities - continuing operations	(507,108)	(483,401)
Cash flows from financing activities - continuing operations	441,337	41,480
Cash and cash equivalents at the end of period	458,128	337,886
Net cash provided by operating activities from continuing operations was $522.3 million for the nine months ended September 30, 2017 compared to $419.0 million for the nine months ended September 30, 2016. The $103.3 million period over period increase in cash flows from operating activities resulted from an increase in net income (including non-cash charges and realized foreign exchange losses) of $170.7 million, offset by an increase in cash used in working capital of $67.4 million, primarily related to the timing of accrued expenses and deferred revenue.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired), acquisition of customer relationships and customer inducements during the nine months ended September 30, 2017 amounted to $243.7 million, $194.1 million, $43.6 million and $13.3 million, respectively. For the nine months ended September 30, 2017, these expenditures were primarily funded with cash flows from operations, as well as through borrowings under both our Former Revolving Credit Facility and Revolving Credit Facility, as well as the issuance of the Euro Notes (as defined below). Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures to be approximately $290.0 million to $330.0 million in the year ending December 31, 2017.
Net cash provided by financing activities from continuing operations was $41.5 million for the nine months ended September 30, 2017, consisting primarily of net proceeds of $204.6 million under both the Former Revolving Credit Facility and Revolving Credit Facility (each as defined below) and net proceeds of $126.3 million associated with the issuance and retirement of senior notes, partially offset by the payment of dividends in the amount of $293.0 million on our common stock and the payment of $12.7 million for debt issuance costs.

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
The following table presents our capital spend for the nine months ended September 30, 2016 and 2017, respectively, organized by the type of the spending as described above:

	Nine Months Ended September 30,

Nature of Capital Spend (in thousands)	2016	2017
Real Estate:
Investment	$157,272	$175,808
Maintenance	35,611	38,430
Total Real Estate Capital Spend	192,883	214,238
Non-Real Estate:
Investment	27,939	33,714
Maintenance	14,592	19,192
Total Non-Real Estate Capital Spend	42,531	52,906
Innovation and Growth Investment Capital Spend	5,816	15,425
Total Capital Spend (on accrual basis)	241,230	282,569
Net increase (decrease) in prepaid capital expenditures	853	1,571
Net decrease (increase) in accrued capital expenditures	3,946	(40,394)
Total Capital Spend (on cash basis)	$246,029	$243,746

Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2016 and the first nine months of 2017. Our quarterly cash dividend for the third quarter of 2017 was paid on October 2, 2017, subsequent to the end of the third quarter, which significantly impacted our financing cash flows from continuing operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In October 2017, we declared a dividend to our stockholders of record of $0.5875 per share for the fourth quarter of 2017.
Financial Instruments and Debt
See Note 2.f. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our financial instruments, including concentrations of credit risk.
Our consolidated debt as of September 30, 2017 is as follows (in thousands):

	September 30, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$1,165,538	$(15,189)	$1,150,349
Term Loan	246,875	—	246,875
Australian Dollar Term Loan (the "AUD Term Loan")	189,273	(3,572)	185,701
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(6,304)	493,696
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes")	535,902	(5,860)	530,042
6% Senior Notes due 2023 (the "6% Notes due 2023")	600,000	(6,498)	593,502
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	200,449	(3,229)	197,220
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")	1,000,000	(9,499)	990,501
3% Euro Senior Notes due 2025 (the "Euro Notes")	354,435	(4,854)	349,581
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,722)	246,278
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(14,013)	985,987
Real Estate Mortgages, Capital Leases and Other	609,120	(741)	608,379
Accounts Receivable Securitization Program	254,073	(390)	253,683
Mortgage Securitization Program	50,000	(1,310)	48,690
Total Long-term Debt	6,955,665	(75,181)	6,880,484
Less Current Portion	(180,390)	—	(180,390)
Long-term Debt, Net of Current Portion	$6,775,275	$(75,181)	$6,700,094
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

a. Credit Agreement
On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750.0 million. The original amount of the Term Loan is $250.0 million. We have the option to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on August 21, 2022, at which point all obligations become due.
The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of September 30, 2017, we had $1,165.5 million and $246.9 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively, and $53.6 million of various letters of credit outstanding. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $530.8 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.2% as of September 30, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.2% and ranged from 2.0% to 5.3% as of September 30, 2017 and the interest rate in effect under the Term Loan as of September 30, 2017 was 3.2%.

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
b. Issuance of the Euro Notes and the 4 7/8% Notes
In May 2017, IMI completed a private offering of 300.0 million Euro in aggregate principal amount of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296.3 million Euro (or $332.7 million, based upon the exchange rate between the Euro and the United States dollar on May 16, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers, were used to repay outstanding borrowings under the Former Revolving Credit Facility.

In September 2017, IMI completed a private offering of $1,000.0 million in aggregate principal amount of the 4 7/8% Notes. The 4 7/8% Notes were issued at par. The net proceeds of approximately $987.5 million from the 4 7/8% Notes after deducting discounts to the initial purchasers, together with borrowings under the Revolving Credit Facility, were used to fund the redemption of all of the 6% Senior Notes due 2020, as described below. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the Euro Notes and the 4 7/8% Notes.

c. Redemption of CAD Notes due 2021 and 6% Senior Notes due 2020

In August 2017, we redeemed all of the 200.0 million Canadian dollars in aggregate principal outstanding of the CAD Notes due 2021 (approximately $157.5 million, based upon the exchange rate between the Canadian dollar and the United States dollar on August 15, 2017 (the redemption date for the CAD Notes due 2021)) at 103.063% of par, plus accrued and unpaid interest to, but excluding the redemption date, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge of $6.4 million to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write off of unamortized deferred financing costs.

In September 2017, we redeemed all of the $1,000.0 million in aggregate principal outstanding of the 6% Senior Notes due 2020 at 103.155% of par, plus accrued and unpaid interest to, but excluding, the redemption date, utilizing the net proceeds from the issuance of the 4 7/8 Notes and borrowings under the Revolving Credit Facility. We recorded a charge of $41.7 million to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write off of unamortized deferred financing costs.

d. Accounts Receivable Securitization Program

On July 31, 2017, we amended the Accounts Receivable Securitization Program (as defined in Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) to (i) increase the maximum amount available from $250.0 million to $275.0 million and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the Accounts Receivable Securitization Program.

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

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other pool for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10.0 million. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of September 30, 2017, we had a net cash position of approximately $1.0 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $406.3 million less outstanding debit balances of approximately $405.3 million by participating subsidiaries) and we had a net cash position of approximately $2.7 million in the TRS Cash Pool (which consisted of a gross cash position of approximately $223.3 million less outstanding debit balances of approximately $220.6 million by participating subsidiaries). The net cash position balances as of December 31, 2016 and September 30, 2017, respectively, are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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

Our leverage and fixed charge coverage ratios under the Former Credit Agreement as of December 31, 2016 and the Credit Agreement as of September 30, 2017, as well as our leverage ratio under our indentures as of December 31, 2016 and September 30, 2017, respectively, are as follows:

	December 31, 2016	September 30, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.5	Maximum allowable of 6.5(1)(2)
Net secured debt lease adjusted leverage ratio	2.7	2.3	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.9	Maximum allowable of 6.5(3)
Fixed charge coverage ratio	2.4	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
Our maximum allowable net total lease adjusted leverage ratio under the Former Credit Agreement was 6.5. The Former Credit Agreement also contained a provision which limited, in certain circumstances, our cash dividends in any four consecutive fiscal quarters to 95% of Funds From Operations (as defined in the Former Credit Agreement) for such four fiscal quarters or, if greater, the amount that we would be required to pay in order to continue to be qualified for taxation as a REIT or to avoid the imposition of income or excise taxes on IMI. This former limitation only applied in certain circumstances, including where our net total lease adjusted leverage ratio exceeded 6.0 as measured as of the end of the most recently completed fiscal quarter (the “Dividend Limitation Leverage Condition”). The Credit Agreement does not contain a Dividend Limitation Leverage Condition. The maximum allowable net total lease adjusted leverage ratio under the Credit Agreement is 6.5.

(2)
The definition of the net total lease adjusted leverage ratio was modified under the Credit Agreement. The net total lease adjusted leverage ratio at September 30, 2017 was calculated as defined in the Credit Agreement, while the net total lease adjusted leverage ratio at December 31, 2016 was calculated as defined in the Former Credit Agreement. Had the net total lease adjusted leverage ratio at December 31, 2016 been calculated as defined in the Credit Agreement it would have been 5.4.

(3)	The maximum allowable leverage ratio under our indenture for the 4 7/8% Notes is 7.0.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

At The Market Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock, par value $0.01 per share, through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the New York Stock Exchange ("NYSE"), or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our adjacent businesses through acquisitions, such as the Credit Suisse Transaction (as defined below), and repaying amounts outstanding from time to time under the Revolving Credit Facility.

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
The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the year ended December 31, 2016, the three and nine months ended September 30, 2017 and the cumulative amount incurred through September 30, 2017 (in thousands):

	Year Ended December 31, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Cumulative Total
Recall Costs	$131,944	$18,047	$58,595	$237,553
Recall Capital Expenditures	18,391	6,363	23,937	42,393
Total	$150,335	$24,410	$82,532	$279,946
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
In June 2017, in order to expand our presence in Peru, we acquired the information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A., two records and information management companies with operations in Peru, for approximately $14.7 million.
In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus, for approximately 24.9 million Euros (or approximately $28.5 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In September 2017, in order to expand our data center operations in the United States, we acquired Mag Datacenters, LLC, which operates Fortrust LLC ("Fortrust"), a private data center business with operations in Denver, Colorado (the “Fortrust Transaction”). At the closing of the Fortrust Transaction, we paid approximately $54.5 million in cash (the "Fortrust Cash Consideration") and issued approximately 2.2 million shares of our common stock (the "Fortrust Stock Consideration"). The shares of our common stock issued to the former owners of Fortrust in connection with the Fortrust Transaction contain certain restrictions that impact the marketability of such shares for a period of six months following the closing date of the Fortrust Transaction (the “Lack of Marketability Restriction”). The 2.2 million shares issued as part of the Fortrust Stock Consideration were valued at approximately $37.84 per share, which represents the closing price of our common stock as of August 31, 2017 (the last day of trading on the NYSE prior to the closing of the Fortrust Transaction), discounted for the Lack of Marketability Restriction, resulting in a total purchase price (including the Fortrust Cash Consideration and the Fortrust Stock Consideration) of approximately $137.5 million.

In September 2017, in order to expand our existing entertainment services operations in the United States and to expand our entertainment services operations into Canada, France, Hong Kong, the Netherlands and the United Kingdom, we acquired Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd, providers of media asset management services for global entertainment and media companies (the “Bonded Transaction”), for approximately 62.0 million British pounds sterling (or approximately $83.0 million, based upon the exchange rate between the British pound sterling and the United States dollar on September 29, 2017, the closing date of the Bonded Transaction).

In addition to the transactions noted above, during 2017, in order to enhance our existing operations in the United States, Greece and South Africa and to expand our operations into the United Arab Emirates, we completed the acquisition of three storage and records management companies, one storage and data management company and one art storage company for total consideration of approximately $15.1 million. The individual purchase prices of these acquisitions ranged from approximately $1.4 million to approximately $4.4 million.

In October 2017, we entered into agreements to acquire two Credit Suisse data centers located in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for an aggregate purchase price of approximately $100.0 million (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, we will take ownership of both data center facilities, with Credit Suisse entering into a long-term lease with us to maintain existing data center operations. The completion of the Credit Suisse Transaction is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the Credit Suisse Transaction, that the Credit Suisse Transaction will not be delayed or that the terms will remain the same. We expect to close the Credit Suisse Transaction during the first quarter of 2018.
Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement, sales of our common stock under the At The Market (ATM) Equity Program and other financings, which may include senior or senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and other issuances of equity. We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio. As a REIT, we expect our long-term capital allocation strategy will naturally shift towards lower leverage, though our leverage has increased over the last several fiscal years to fund the costs of our REIT conversion and the Recall Transaction.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2017 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

As part of our shared service center initiative, we are centralizing certain finance, human resources and information technology functions. During the three months ended September 30, 2017, we implemented significant steps in this plan related to certain accounting and procure to pay functions. We have and will continue to align and streamline the design and operation of our financial control environment as part of the shared service center initiative.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the 2,193,637 shares of our common stock issued in connection with the closing of the Fortrust Transaction (as more fully described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report), we did not sell any unregistered equity securities during the three months ended September 30, 2017, nor did we repurchase any shares of our common stock during the three months ended September 30, 2017.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

4.1
Senior Indenture, dated as of September 18, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association as trustee. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)

10.1
Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 21, 2017.)

12	Statement: re Computation of Ratios. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ Daniel Borges

Daniel Borges Vice President, Chief Accounting Officer
Dated: October 26, 2017