Form 10-K
period 2017-12-31
IRON MOUNTAIN INC
filed 2018-02-16
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2017, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $9.0 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant's Common Stock at February 9, 2018: 285,311,549
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2017.

IRON MOUNTAIN INCORPORATED
2017 FORM 10-K ANNUAL REPORT

ii

References in this Annual Report to "the Company," "IMI," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2018 consolidated internal storage rental revenue growth rate and capital expenditures, (4) statements made in relation to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") including the total cost to integrate the combined companies, (5) statements regarding our expectation to reduce our leverage ratio, (6) our ability to close pending acquisitions and (7) expectations regarding the impact of the recent United States tax reform legislation on our consolidated results of operations. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	the cost to comply with current and future laws, regulations and customer demands relating to data security and privacy issues, as well as fire and safety standards;

•	the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	our ability or inability to manage growth, expand internationally, complete acquisitions on satisfactory terms, to close pending acquisitions and to integrate acquired companies efficiently;

•	changes in the amount of our growth and maintenance capital expenditures and our ability to invest according to plan;

•	our ability to comply with our existing debt obligations and restrictions in our debt instruments or to obtain additional financing to meet our working capital needs;

•	the impact of service interruptions or equipment damage and the cost of power on our data center operations;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise outside the United States; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.
Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" of this Annual Report.
You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the SEC.

iii

Item 1. Business.
Business Overview
We store records, primarily physical records and data backup media, provide colocation and wholesale data center space, and provide information management and data center solutions that help organizations around the world protect their information, lower storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, and increased litigation, regulatory compliance and disaster recovery requirements. We provide data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructures, with secure and reliable colocation and wholesale options. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has more than 225,000 customers in a variety of industries in 53 countries around the world as of December 31, 2017. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 95% of the Fortune 1000. As of December 31, 2017, we employed more than 24,000 people.
Now in our 67th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996, at which time we operated fewer than 85 facilities (6 million square feet) with limited storage and information management service offerings and annual revenues of approximately $104.0 million. We are now a global enterprise providing storage, data center space and a broad range of related records and information management and data center solutions, as well as entertainment, arts and media storage and services, to customers in markets around the world with over 1,400 facilities (87.5 million square feet) and total revenues of more than $3.8 billion for the year ended December 31, 2017. We are listed on the New York Stock Exchange (the "NYSE") and on the Australian Stock Exchange ("ASX"). We are a constituent of the Standard & Poor's 500 Index and the MSCI REIT index and, as of December 31, 2017, we were number 729 on the Fortune 1000.
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014. Our financial model is based on the recurring nature of our storage rental revenues and resulting storage net operating income. Supported by consistent and predictable storage rental revenues, we generate durable, low-volatility growth.
Recall Acquisition
On May 2, 2016 (Sydney, Australia time), we completed the Recall Transaction. We purchased Recall, a multi-national records and information management company for approximately $2.2 billion, comprising of $331.8 million in cash and approximately 50.2 million shares of our common stock based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share.
The Durability of Our Business
A significant amount of activity generated in the information management industry is the result of legislative requirements. To varying degrees across the world, organizations are required by law to create certain records and to retain them for a specified period of time. These laws may also impose more stringent requirements on personal information regarded as being sensitive, such as financial and medical information. As a third party provider, we assist customers to improve data security and establish programs to ensure compliance with their regulatory obligations. Storage of information can be performed in-house by businesses or governments (unvended) or it can be outsourced, in whole or in part, to a third party provider (vended). We believe the in-house portion still represents a majority of the total global information management market, offering a substantial unvended opportunity even in developed geographic markets with lower rates of economic growth.

We believe that the creation of document-based information will be sustained, as "paperless" technologies have prompted the creation of hard copies and have also led to increased demand for electronic records storage and services, such as the storage and off-site rotation of computer backup media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection and the management of electronic documents. We expect that the volume of stored physical and electronic records will continue to increase on a global basis for a number of reasons, including: (1) regulatory requirements; (2) requirements to support current and possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued growth in data as a result of enhanced data processing technologies; (4) inexpensive document producing technologies; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; (7) the need to keep backup copies of certain records in off-site locations for business continuity purposes in the event of disaster; and (8) the opportunity for companies to monetize the value that may reside in stored data and information for new commercial purposes.
Business Strategy
Overview
We have transitioned from a growth strategy driven primarily by organic growth and acquisitions of storage and information management services companies to a strategy that targets multiple sources of revenue growth. Our growth strategy is focused on: (1) increasing revenues in developed markets such as the United States, Canada, Australia and western Europe, primarily through improved sales and marketing efforts and attractive fold-in acquisitions; (2) establishing and enhancing leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America, Africa and Asia, primarily through acquisitions; and (3) continuing to identify, incubate and scale adjacent business opportunities ("ABOs") to support our long-term growth objectives and drive solid returns on invested capital. In our developed markets, we expect continuous improvement initiatives will generate modest profit growth. In our existing emerging markets, we expect profits will grow as the local businesses scale, and we will look to reinvest a portion of that improvement to support the growth of these businesses. We have made significant progress through acquisitions and organic growth in scaling our data center business, which began as an ABO but now has achieved such a size that we no longer consider it an ABO. In addition, we continue to pursue other businesses adjacent to our core such as entertainment, fine art and consumer storage and services.
Storage rental is the key driver of our economics and allows us to expand our relationships with our customers through value-added services that flow from storage rental. Consistent with our overall strategy, we are focused on increasing incoming volumes on a global basis. There are multiple sources of new volumes available to us, and these sources inform our growth investment strategy. Our investments in sales and marketing support sales to new customers that do not currently outsource some or all of their storage and information management needs, as well as increased volumes from existing customers. We also expect to invest in acquisitions of customer relationships and storage and information management services businesses. In our developed markets, we expect that these acquisitions will primarily be fold-in acquisitions designed to optimize the utilization of existing assets, expand our presence and better serve customers. We also expect to use acquisitions to expand our presence in attractive, higher growth emerging markets. Finally, we continue to pursue new rental streams through data centers and ABOs.
We offer our customers an integrated value proposition by providing them with secure storage and comprehensive service offerings, including records and information management services, data management services and archival cloud storage for digital records. We have the expertise and experience to address complex storage and information management challenges, such as rising storage rental costs, increased litigation, regulatory compliance and disaster recovery requirements. Our objective is to continue to capitalize on our brand, our expertise in the storage and information management industry and our global network to enhance our customers' experience, thereby maintaining our strong customer retention rates and attracting new customers. Our overall growth strategy will focus on growing our business organically, making strategic customer acquisitions, pursuing acquisitions of storage and information management businesses, developing adjacent businesses (organically and through acquisitions) and optimizing our real estate portfolio. We continue to expand our portfolio of products and services, based on our customers' evolving requirements. Adding new products and services allows us to strengthen our existing customer relationships and attract new customers in previously untapped markets.

Growth from Existing and New Customers
Our existing customers' storage of physical records contributes to the growth of storage rental and certain records and information management services revenues because, on average, our existing customers generate additional records at a faster rate than old records are destroyed or permanently removed. We seek to maintain high levels of customer retention by providing premium customer service and a variety of services tied to records management and information governance. While the rate of growth of new physical records from existing customers in our more mature markets has been declining, we seek to maintain revenue growth from existing customers through sales of services, further penetration of unvended customers in the mid-market and United States federal government vertical market segments and revenue management programs.
Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by strategically allocating our sales resources to our customer base and selling additional storage, records and information management services and products in new and existing markets. Our sales force is dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue by expanding existing customer relationships globally; and (3) expanding new and existing customer relationships by effectively selling a wide array of related service and product offerings. In order to accomplish these objectives, our sales forces draw on our United States and international marketing organizations and senior management. We have developed tailored marketing strategies to target customers in the healthcare, financial, insurance, legal, life sciences, energy, business services and United States federal government vertical market segments.
Growth through Acquisitions in our Core Business
The storage and information management services industry is highly fragmented with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant consolidation in the industry. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings. After 2004, our acquisition activity was reduced as we focused on integrating those transactions and diversifying the business. Beginning again in 2012, we saw opportunities for attractive acquisitions in emerging markets and consolidation opportunities in more developed markets, and resumed acquisition activity. We believe this ongoing acquisition activity is due to opportunities for large providers to achieve economies of scale and meet customer demands for sophisticated, technology-based solutions. Attractive acquisition opportunities, in North America and internationally, continue to exist, and we expect to continue to pursue acquisitions of businesses we believe present good returns and good opportunities to create value for our stockholders. Lastly, we have a successful record of acquiring and integrating these businesses.
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
On May 2, 2016, we completed the acquisition of Recall for approximately $2,166.9 million. In connection with the Recall Transaction, we acquired the entirety of Recall's global operations, including all facilities, vehicles, employees and customer assets (excluding certain operations of Recall that we were required to divest subsequent to the closing of the Recall Transaction in accordance with agreements with regulatory authorities in the United States, Canada and the United Kingdom). We believe the acquisition of Recall accelerates our growth strategy. After the Recall Transaction, with our broader footprint, stronger infrastructure, increased exposure to high growth emerging markets and small to mid-size enterprise customers, and increased economies of scale, we believe we are well suited to address unmet document storage and information management needs around the globe.
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

The experience, depth and strength of local management are particularly important to our emerging markets acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations such that, as of December 31, 2017, we operated in 53 countries. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments generally with a long-term goal of full ownership. We believe a joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. Our local partners benefit from our expertise in the storage and information management services industry, our multinational customer relationships, our access to capital and our technology, while we benefit from our local partners' knowledge of the market, relationships with their local customers and their presence in the community. In addition to the criteria we use to evaluate developed market acquisition candidates, when looking at an emerging market acquisition, we also evaluate risks uniquely associated with an international investment, including those risks described below. Our long-term goal is generally to acquire full ownership of each business in which we make a joint venture investment. We own more than 98% of our international operations, measured as a percentage of consolidated revenues.
Our emerging market investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.
Growth of our Data Center Business
With the rapid acceleration of growth in digital data and use of cloud storage, highly regulated companies and public sector organizations are selecting third-party providers such as us to host their data center infrastructure. The primary benefits of outsourcing include the ability to make more efficient use of real estate and the benefits of professional management. In addition, data center outsourcing provides improved connectivity, increased operational efficiency, predictable cost structure, consumption-based pricing, and flexibility with access to seamless expansion.
We have been providing customers, primarily in highly regulated industries, with colocation and wholesale data center space and solutions for more than 15 years. We seek to differentiate ourselves from the competition due to our experience with highly regulated industries, chief compliance officers and customers who are particularly focused on data security and mitigating risk. Our commitment to and reputation for highly secure operations was a major driver behind our agreement announced in October 2017 to acquire two data centers from Credit Suisse in London and Singapore for an aggregate cash purchase price of approximately $100.0 million (see Note 6 to Notes to Financial Consolidated Statements included in this Annual Report). We intend to continue to expand our data center capabilities to service customers in multiple geographies, focused on the top 20 global data center markets based on space absorption. We expect to grow through organic expansion within our existing footprint, greenfield development in the largest United States markets such as our campus in Manassas, Virginia, and targeted acquisitions of properties with customer profiles that closely mirror our own, such as the acquisition of Fortrust, a Denver based data center provider, in September 2017 for a total aggregate purchase price of approximately $137.5 million.
On December 11, 2017, we entered into a purchase agreement to acquire the United States operations of IO Data Centers, LLC (“IODC”), a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four state-of-the-art data centers in Phoenix and Scottsdale, Arizona, Edison, New Jersey, and Columbus, Ohio, for an aggregate cash purchase price of $1,315.0 million (the “Initial IODC Consideration”), plus up to $60.0 million of additional proceeds (including (i) $25.0 million of contingent consideration (the “IODC Contingent Consideration”) and (ii) $35.0 million of contingent payments associated with the execution of future customer contracts), subject to certain adjustments as set forth in the purchase agreement (the “IODC Transaction”).
On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,340.0 million of total consideration, consisting of the Initial IODC Consideration and the full amount of the IODC Contingent Consideration. We financed the consideration for the IODC Transaction with the proceeds from the Equity Offering, the Over-Allotment Option and the issuance of the 5¼% Notes (each as defined in Notes 4 and 13 to Notes to Consolidated Financial Statements included in this Annual Report). The existing data center space in the four owned facilities totals 728,000 square feet, providing 62 megawatts ("MW") of capacity with expansion potential of an additional 77 MW in Arizona and New Jersey. This acquisition marks a transformative step toward addressing our customers’ data center needs by dramatically expanding our platform and capabilities. It positions us as a leading data center company with an expanded platform and ability to offer colocation space in certain leading markets. With this transaction and following the closing of the aforementioned Credit Suisse acquisition expected in early 2018, our data center portfolio will total more than 90 MW of existing capacity, with an additional 26 MW of capacity currently under construction and planned and future expansion potential of another 135 MW.

Growth through ABOs
ABOs, which currently primarily consist of our entertainment and fine art storage and services businesses, include business lines that we consider investing in to grow and diversify our business. We are seeking businesses with long-term, recurring revenues, preferably with storage rental attributes, which are consistent with, and will enhance, our REIT structure. A dedicated team is focused on identifying and evaluating these opportunities. If we are able to demonstrate success and meet return thresholds, we may acquire businesses to further accelerate our growth in the relevant ABO. Importantly, the ABO process includes financial hurdles and decision gates to help us evaluate whether we scale or discontinue investments in these opportunities, consistent with our disciplined approach to capital allocation.
We have been in the entertainment storage and services business for a number of years, providing storage and solutions to entertainment and media companies in North America. Entertainment and media companies around the globe require specialized storage facilities and solutions for protecting and preserving their intellectual property ("IP") while maintaining accessibility with changing technology and uses. Essential to those needs are secure, climate-controlled vaults for physical media preservation (art, film and audio/video tape) as well as a digital environment capable of protecting that IP from hackers and data loss. Having a single provider - the physical and digital storage, as well as the capabilities to transform content to new media formats for monetization and longer-term preservation - provides chain-of-custody for these companies. We are well positioned to meet these customer needs.
On December 1, 2015 we completed the acquisition of Crozier Fine Arts ("Crozier"), a storage, logistics and transportation business for high-value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums. Crozier is a leader in art storage and an industry advocate for worldwide standards. This acquisition builds upon our expertise in storing, protecting and managing high-value items and supports our strategy to leverage our real estate network to accelerate growth. In addition, since our acquisition of Crozier, we have expanded our fine arts storage business by acquiring the assets of two art storage and handling companies in the United States: Fairfield Fine Arts in Ridgefield, Connecticut and Cirkers Brooklyn in Brooklyn, New York.
We believe the fine art storage industry is a growing, but fragmented, industry marked by increasing international interest and changes in purchasing habits by collectors and museums. We believe the increase in contemporary art as a focus for collectors has caused a spike in storage needs, while the increase in auction “turnover” - the rate at which catalogs, collections and individual pieces are made available for auction - has heightened the need for transportation, shipping, and related services. Taken together, we believe these factors will result in continued growth of the fine art storage industry.
On September 29, 2017, we completed the acquisition of Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd. (together, "Bonded"), providers of media asset storage and management services for global entertainment and media companies, for approximately 62.0 million British pounds sterling (or approximately $83.0 million, based upon the exchange rate between the British pound sterling and the United States dollar on the closing date of the acquisition of Bonded), subject to customary adjustments. Bonded provides storage and services for media content preservation, management and distribution, including fine art vaults and shipping; logistics and distribution; supply chain; and related services for high value physical and digital assets, including works of art, film, audio and video. Bonded managed more than 10 million of these assets for its 2,000 clients worldwide, with offices in the United States, Canada, the United Kingdom, France, the Netherlands and Hong Kong, capable of providing in-house digital services that help media and entertainment companies extend their content across digital platforms. This acquisition scales our existing entertainment storage and services business and broadens our geographic footprint.

Business Characteristics
We generate our revenues by renting storage space to a large and diverse customer base around the globe and providing an expanding menu of related and ancillary products and services. Providing outsourced storage is the mainstay of our customer relationships and serves as the foundation for the majority of our revenue growth. Services are a complementary part of a comprehensive records management program and consist primarily of the handling and transportation of stored records and information, shredding, the scanning, imaging and document conversion services of active and inactive records ("Information Governance and Digital Solutions"), data restoration projects, the storage, assembly, reporting and delivery of customer marketing literature, or fulfillment services ("Fulfillment Services"), consulting services, product sales (including specially designed storage containers and related supplies), technology escrow services, and recurring project revenues.
Secure Storage
Our storage operations, our largest source of revenue, consist of providing non-dedicated storage rental space to our customers. Non-dedicated space allows our customers to increase or decrease the volume of their physical storage over the life of the contract based on their storage needs, while also reducing their risk of loss in the event of natural disaster. Given this non-dedicated space dynamic, the large portfolio of customer contracts, and the fact that no customer accounted for more than 1% of our consolidated revenues for the year ended December 31, 2017, we assess the performance of our storage rental business predominantly by analyzing trends in segment-level storage rental volume and storage rental revenue. Additionally, our storage operations include technology escrow services.
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
Physical Records Storage
Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by their owners to ensure ready availability. Inactive physical records are the principal focus of the storage and information management services industry and consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Inactive physical records are typically stored for long periods of time with limited activity in cartons packed by the customer. For some customers, we store individual files on an open shelf basis as these files are typically more active.
Physical records may also include critical or irreplaceable data such as film, fine art and other highly proprietary information, such as energy data. We continue to identify additional areas of physical storage that fit with our core competencies in security and transportation, seeking to provide enterprise storage to businesses in much the same manner that self-storage companies serve consumers. Physical records may require special facilities, either because of the data they contain or the media on which they are recorded. Accordingly, our charges for providing enhanced security and special climate-controlled environments for these vital records are higher than for typical storage rental.
Electronic Records Storage
Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature and data backup and storage on our proprietary cloud. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution. Electronic storage consists of (i) storage and rotation of backup computer media as part of corporate disaster recovery plans; (ii) server and computer backup services; (iii) digital content repository systems to house, distribute, and archive key media assets; and (iv) storage, safeguarding and electronic or physical delivery of physical media of all types, primarily for entertainment and media industry clients.

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
In 2017, we launched Iron Mountain Iron Cloud. Iron Cloud is our enterprise-class cloud storage platform and services offering for comprehensive data protection, preservation, restoration and recovery. With Iron Cloud, organizations can deploy a hybrid data management strategy with the benefits of a cloud service, but with predictable cost models and integrated security that scales for enterprises of all sizes, as well as data accessibility through a self-service portal providing transparency and control for efficient storage operations. Iron Cloud provides on demand block and object storage, accessible through secure connectivity from the enterprise to Iron Mountain's network of secure data centers. Iron Cloud addresses the critical stages of enterprise data management with advanced orchestration and automation for managing data sprawl, while securing data in motion and at rest and catering to the unique security and operational needs of medical imaging, surveillance video and other specialty media.
Cloud services are increasingly becoming an integral part of many organizations' IT and data environments. As companies continue to transform their businesses with technology, they are facing data growth and complex challenges of determining what data to retain, where to store it and how to manage data access. Seeking to address these challenges, organizations are systematically replacing the practice of retaining data on premises and opting for hybrid models that require reliable and secure cloud storage. As a cloud storage platform for end-to-end data management, Iron Cloud addresses where to store data and the challenges of protecting, preserving and accessing data to address business requirements. Our approach to data management also enables organizations to manage risk by complying with industry standards and implementing advanced schemes to protect against cyberattacks.
Service Offerings
Complementary to any records management program is the handling and transportation and the eventual destruction of records upon the expiration of retention periods. These activities are accomplished through our complementary service and courier operations. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2017, our courier fleet consisted of approximately 4,700 owned or leased vehicles. Our other services include information destruction services (primarily secure shredding) ("Destruction"), Information Governance and Digital Solutions, Compliant Records Management and Consulting Services, and other ancillary services.
Information Destruction Services
Our Destruction services consist primarily of (1) secure shredding operations which typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide and (2) secure IT asset destruction. In addition, secure shredding is a natural extension of our hard copy records management services by completing the lifecycle of a record and involves the shredding of sensitive documents for customers that, in many cases, store their records with us. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada, Australia, and Latin America.

Information Governance and Digital Solutions
The focus of our Information Governance and Digital Solutions business is to develop, implement and support comprehensive storage and information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our Information Governance and Digital Solutions offerings complement our service offerings and enhance our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that complement and expand our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our Information Governance and Digital Solutions offerings provide the bridge between customers' physical documents and their EDM solutions.
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
Other Ancillary Services
Other services we provide include recurring project work, such as the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging. We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both offsite at our own facilities and by supplying our own personnel to perform management functions on-site at a customer's premises. Other services that we provide include Fulfillment Services and Compliant Records Management and Consulting Services.
Business Segments
Our North American Records and Information Management Business, North American Data Management Business, Western European Business, Other International Business and Global Data Center Business segments offer the storage and information management services discussed above, in their respective geographies. The amount of revenues derived from our North American Records and Information Management Business, North American Data Management Business, Western European Business, Other International Business, Global Data Center Business and Corporate and Other Business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2015, 2016 and 2017, are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.
North American Records and Information Management Business
Our North American Records and Information Management Business segment provides records and information management services, including the storage of physical records, including media such as microfilm and microfiche, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Records Management”); Destruction; and Information Governance and Digital Solutions throughout the United States and Canada; as well as fulfillment services and technology escrow services in the United States.
North American Data Management Business
Our North American Data Management Business segment provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, including our Iron Cloud solutions.

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

Other International Business
Our Other International Business segment provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia and Africa. Our European operations included in this segment provide records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout Cyprus, the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Serbia, Slovakia and Turkey; Records Management and Information Governance and Digital Solutions in Estonia, Latvia and Lithuania; and Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China (including Taiwan and Macau), Hong Kong, India, Indonesia, Malaysia, the Philippines, Singapore, South Korea, Thailand and the United Arab Emirates. Our African operations provide Records Management, Data Protection & Recovery and Information Governance and Digital Solutions in South Africa.
Global Data Center Business
Our Global Data Center segment provides data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructures, with secure and reliable colocation and wholesale options. As of December 31, 2017, we had data center operations in five markets in the United States including: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; and Manassas, Virginia and had binding agreements to acquire data center operations in Arizona, New Jersey and Ohio as well as London and Singapore.
Corporate and Other Business
Our Corporate and Other Business segment primarily consists of the storage, safeguarding and electronic or physical delivery of physical media of all types and digital content repository systems to house, distribute, and archive key media assets, primarily for entertainment and media industry clients (“Entertainment Services”), throughout the United States, Canada, France, Hong Kong, the Netherlands and the United Kingdom, as well as our fine art storage businesses and consumer storage businesses in the United States. These businesses represent the primary product offerings of our Adjacent Businesses operating segment. Additionally, our Corporate and Other Business segment includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

Our Business Fundamentals
Our business fundamentals are based on the recurring nature of our various revenue streams. We generate attractive returns from our differentiated storage rental business model because our occupancy costs, whether in a leased or owned building, are incurred per square foot while our storage revenue is generally earned per cubic foot. The historical predictability of our revenues and the resulting profitability allows us to operate with a high degree of financial leverage. Our business fundamentals consist of:

•
Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, storage rental fees charged to customers based on the volume of their records stored. Once a customer places physical records in storage with us, and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage rental without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media involve primarily fixed monthly rental payments. This storage rental revenue base also provides the foundation for our service revenues and increases in profitability.

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

•
Historically Non-Cyclical Storage Rental Business.  Historically, we have not experienced significant reductions in our storage rental business as a result of economic downturns. We believe the durability of our storage rental business is driven by a number of factors, including the trend toward increased records retention, albeit at a lower rate of growth of incoming volume from our existing customers, as well as customer satisfaction with our services and contractual net price increases. On a global basis, the absolute number of new document storage cartons from our existing customers has been consistent in the past five years, and we anticipate this level will be sustained, although the rate of growth is slightly declining, given the continued growth in the total records volume. Total net volume growth, including acquisitions, was approximately 2%, 26% and 2% on a global basis for 2015, 2016 and 2017, respectively. The total net volume growth in 2016 was primarily driven by the impact of the Recall Transaction.

•
Diversified and Stable Customer Base.  As of December 31, 2017, we had more than 225,000 customers in a variety of industries in 53 countries around the world. We currently provide storage and information management services to commercial, legal, financial, healthcare, insurance, life sciences, energy, businesses services, entertainment and government organizations, including approximately 95% of the Fortune 1000. No single customer accounted for more than 1% of our consolidated revenues in any of the years ended December 31, 2015, 2016 and 2017. For each of the three years 2015 through 2017, the average annual volume reduction due to customers terminating their relationship with us was approximately 2%.

•
Capital Allocation.  All the characteristics of our business noted above support the durability of our cash flows, which in turn support our dividends and a portion of our investments. Absent a large acquisition or significant investments in real estate, we typically generate cash flows to support our dividends, maintain our operations and infrastructure and invest in core growth opportunities. We plan on funding acquisitions, data center expansion, ABO investments and real estate investments primarily through incremental borrowings, proceeds from real estate sales and/or proceeds from the issuance of debt or equity securities (including our At The Market (ATM) Equity Program (as defined below), dependent on market conditions. We made two changes to our capital expenditure categories in 2017. We now separately identify two additional capital expenditure categories, Innovation and Growth Investment Capital Spend (previously included within Non-Real Estate Investment) and Data Center Capital Spend (previously primarily included in Real Estate Investment and Non-Real Estate Investment). We have reclassified the categorization of our prior year capital expenditures to conform with our current presentation. Below are descriptions of the major types of investments and other capital expenditures that we have made in recent years or that we are likely to consider in 2018:

Real Estate:

•
Investment: Real estate assets that support core business growth primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures that expand our revenue capacity in existing or new geographies, replace a long-term operational obligation or create operational efficiencies, or Real Estate Investment.

•
Maintenance: Real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of real estate assets such as buildings, building improvements, leasehold improvements and racking structures, or Real Estate Maintenance.

Non-Real Estate:

•
Investment: Non-real estate assets that either (i) support the growth of our business, and/or increase our profitability, such as customer-inventory technology systems, and technology service storage and processing capacity, or (ii) are directly related to the development of core products or services in support of our integrated value proposition and enhance our leadership position in the industry, including items such as increased feature functionality, security upgrades or system enhancements, or Non-Real Estate Investment.

•
Maintenance: Non-real estate assets necessary to maintain ongoing business operations primarily related to the repair or replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets. This category also includes capital to support initiatives such as sales and marketing and IT projects to support infrastructure requirements, or Non-Real Estate Maintenance.

Data Center Investment and Maintenance:

•
Defined as capital expenditures that support data center business growth, primarily related to investments in new construction of data center facilities (including the acquisition of land and development of facilities) or capacity expansion in existing buildings, as well as capital expenditures that are expected to support incremental improvements to our data center business, through either increasing revenue, improving operating efficiency, or extending the useful life of our real estate operating assets. This also includes capital expenditures necessary to maintain ongoing business operations primarily related to the repair or maintenance of assets, as well as for the re-configuration of existing assets.

Innovation and Growth Investment:

•	Defined as discretionary capital expenditures in significant new products and services in new, existing or adjacent business opportunities.

The following table presents our capital spend for 2015, 2016 and 2017 organized by the type of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2015	2016	2017
Real Estate:
Investment	$151,695	$133,079	$139,822
Maintenance	52,826	63,543	77,660
Total Real Estate Capital Spend	204,521	196,622	217,482
Non-Real Estate:
Investment	46,411	40,509	56,297
Maintenance	23,372	20,642	29,721
Total Non-Real Estate Capital Spend	69,783	61,151	86,018
Data Center Investment and Maintenance Capital Spend	20,624	72,728	92,597
Innovation and Growth Investment Capital Spend	—	8,573	20,583
Total Capital Spend (on accrual basis)	294,928	339,074	416,680
Net (decrease) increase in prepaid capital expenditures	(362)	374	1,629
Net (increase) decrease accrued capital expenditures(1)	(4,317)	(10,845)	(75,178)
Total Capital Spend (on cash basis)	$290,249	$328,603	$343,131
_______________________________________________________________________________

(1)	The amount at December 31, 2017 includes approximately $66,800 related to a capital lease associated with our data center in Manassas, Virginia.
Competition
We are a global leader in the physical storage and information management services industry with operations in 53 countries as of December 31, 2017. We compete with our current and potential customers' internal storage and information management services capabilities. We compete with numerous storage and information management services providers in every geographic area where we operate. The physical storage and information management services industry is highly competitive and includes thousands of competitors in North America and around the world. We believe that competition for records and information customers is based on price, reputation and reliability, quality and security of storage, quality of service and scope and scale of technology, and we believe we generally compete effectively in these areas.
We also compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our facilities are located.  We believe that competition for data center customers is based on available power, security considerations, location, connectivity and rental rates, and we believe we generally compete effectively in each of these areas.
Alternative Technologies
We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than physical documents and tapes, and as alternative technologies are adopted, storage related services may decline as the physical records or tapes we store become less active and more archived. While storage of physical documents continues to grow, we continue to provide, primarily through partnerships, additional services such as online backup, designed to address our customers' need for efficient, cost-effective, high-quality solutions for electronic records and storage and information management.
Employees
As of December 31, 2017, we employed more than 8,400 employees in the United States and more than 15,600 employees outside of the United States. At December 31, 2017, approximately 700 employees were represented by unions in North America (in California, Illinois, Georgia, New Jersey and Pennsylvania and three provinces in Canada) and approximately 3,600 employees were represented by unions in Latin America (in Argentina, Brazil and Chile).

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
Our customer contracts typically contain provisions limiting our liability for damages regarding the loss or destruction of, or damage to, records or information stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot, and our liability for data center, Information Governance and Digital Solutions, Destruction and other services unrelated to records stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a larger percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions make up a commensurately larger percentage of our customer contracts, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.
Environmental Matters
Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties, including those acquired in acquisitions we have completed. We therefore may be potentially liable for environmental cost and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Corporate Responsibility
We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a trusted partner to approximately 95% of the Fortune 1000. We are a member of the FTSE4 Good Index, Dow Jones Sustainability Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "About Us" section of our website, www.ironmountain.com, under the heading "Corporate Social Responsibility."
Internet Website
Our Internet address is www.ironmountain.com. Under the "Investors" section on our website, we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, finance, nominating and governance, and risk and safety committees are available on the "Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance."

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
Our records management and data protection service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active. The amount of information available to customers through the Internet or their own information systems has been steadily increasing in recent years, and we believe this trend continues to accelerate. As a result, while we continue to experience growth in storage rental, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their service activity levels. At the same time many of our costs related to records and tape related services remain fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.
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
In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states in the United States have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and, over the past few years, many states expanded the scope of their data breach notifications laws and shortened notification timelines. Some states in the United States have adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In addition, certain United States federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to comply with any such programs may adversely affect our business. Continued governmental focus on data security may lead to additional legislative action in the United States. For example, the United States Congress has considered, and will likely consider again, legislation that would expand the federal data breach notification requirement beyond the financial and medical fields.

Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive data protection and privacy laws, or are expected to do so. In Europe, Regulation (EU) 2016/679 (commonly referred to as GDPR) on the protection of natural persons with regard to the processing of personal data and on the free movement of such data will come into effect in May 2018 and will supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. The new regulation will enhance the security and privacy obligations of entities, such as us, that process data of residents of members of the European Economic Area and substantially increase penalties for violations.
The continued emphasis on information security and compliance as well as increasing concerns about government surveillance may lead customers to request that we take additional measures to enhance security, store electronic data locally, and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.
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
Attacks on our internal IT systems could damage our reputation, harm our businesses and adversely impact our results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by unauthorized users to gain access to our IT systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, our IT and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error or other disruptions. Moreover, our ability to integrate businesses we acquire may challenge our ability to prevent such security breaches. We have, and expect to continue to, outsource certain accounting, payroll IT, human resource, facility management and back office support services to third parties, which may subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.
Changing fire and safety standards may result in significant expense in certain jurisdictions.
As of December 31, 2017, we operated 1,316 records management, off-site data protection, data center and fine art storage facilities worldwide, including 627 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed, in all material respects, in compliance with laws and regulations in effect at the time of their construction or outfitting. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of Recall (and other businesses we have acquired or may acquire) with our business is the process of making certain investments in the acquired Recall facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in contract interpretation.
Our customer contracts typically contain provisions limiting our liability regarding the loss or destruction of, or damage to, records, information, or other items stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage (such as per cubic foot) and our liability for Information Governance and Digital Solutions, data center, Destruction and other services unrelated to records, information and other items stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a large percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions make up a commensurately larger percentage of our customer contracts, and as we expand our operations in storage of fine arts and other valuable items and respond to customer demands for higher limitation of liability as a result of regulatory changes, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.
International operations may pose unique risks.
As of December 31, 2017, we provided storage and information management services in 52 countries outside the United States. Our international operations account for a significant portion of our overall operations, and as part of our growth strategy, we expect to continue to acquire or invest in storage and information management services businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

•
the impact of foreign government regulations and United States regulations that apply to us in foreign countries where we operate; in particular, we are subject to United States and foreign anticorruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;

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
We conduct business operations in numerous foreign countries through our foreign subsidiaries or affiliates, which primarily transact in their respective local currencies. Those local currencies are translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our debt balances (including intercompany debt balances) associated with, our international businesses are exposed to foreign exchange rate fluctuations, and as we have expanded our international operations, our exposure to exchange rate fluctuations has increased. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets. In addition, because we intend to distribute 100% of our REIT taxable income to our stockholders, and any exchange rate fluctuations may negatively impact our REIT taxable income, our distribution amounts (including the classification of our distributions as nonqualified ordinary dividends, qualified ordinary dividends or return of capital, as described more fully in "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" included in this Annual Report) may fluctuate as a result of exchange rate fluctuations.
Failure to comply with certain regulatory and contractual requirements under our United States Government contracts could adversely affect our revenues, operating results and financial position.
Having the United States Government as a customer subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or barred from future United States Government contracting. We may also face private derivative securities claims as a result of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.
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

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties, including those acquired in acquisitions we have completed. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

Unexpected events could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve their critical information, and these events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. During the past several years we have seen an increase in severe weather events and some of our key facilities worldwide are subject to this inherent risk.
Damage to our reputation could adversely affect our business, financial condition and results of operations.
Our reputation for providing highly secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. For example, events such as fires, natural disasters, attacks on our IT systems or security breaches involving us could negatively impact our reputation, particularly if such incidents result in adverse publicity, governmental investigations or litigation. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
Following the consummation of the IODC Transaction, our data center business comprises a greater portion of our overall operations, increasing the likelihood that significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations.
During 2017 and the first quarter of 2018, we made several acquisitions in the data center space and we expect to continue to grow our data center business, both organically and through acquisitions. Our data center business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data center business. Service interruptions or significant equipment damage could result in difficulty maintaining service level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers as a result of numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, hurricane, flood, earthquake and other natural disasters;

•	extreme temperatures;

•	power loss or telecommunications failure;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.
Our data center business is susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources. We rely on third parties to provide power to our data centers. We are therefore subject to an inherent risk that such third parties may fail to deliver such power in adequate quantities or on a consistent basis. If the power delivered to our data centers is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost. Additionally, global fluctuations in the price of power can increase the cost of energy. We may be limited in our ability to, or may not always choose to, pass these increased costs on to our customers. We also rely on third party telecommunications carriers to provide internet connectivity to our customers. These carriers may elect not to offer their services within our data centers or may elect to discontinue such services. Furthermore, carriers may face business difficulties, which could affect their ability to provide telecommunications services or the quality of such services. If connectivity is interrupted or terminated, our financial condition and results of operations may be adversely affected. Events such as these may also impact our reputation as a data center provider which could adversely affect our results of operations.
Our data centers are subject to environmental laws and regulations. For example, our emergency generators are subject to regulations and permit requirements governing air pollutants, and the heating, ventilation and air conditioning and fire suppression systems at some of our data centers as well as our data management locations may include ozone-depleting substances that are subject to regulation. Changes in law or our operations could increase compliance costs or impose limitations on our operations. While environmental regulations do not normally impose material costs upon operations at our data centers, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, could result in unexpected costs due to violation of environmental laws, required permits or additional operation limitations or costs.

Furthermore, after giving effect to the IODC Transaction, the Credit Suisse transaction and our acquisition in September 2017 of Mag Datacenters LLC, which operated Fortrust, a Denver-based data center provider, we will have paid an aggregate cash purchase price of over $1.5 billion for data center businesses in 2017 and the first quarter of 2018. We may be required to commit significant operational and financial resources in connection with the growth of our data center business. However, there can be no assurance we will have sufficient customer demand to support these data centers or that we will not be adversely affected by the risks noted above, which could make it difficult for us to realize expected returns on our investments, if any.
Our shared service center initiative may not create the operational efficiencies that we expect, and may create risks relating to the processing of transactions and recording of financial information, which could have an adverse effect on our financial condition and results of operations.
We have undertaken a shared service center initiative pursuant to which we are centralizing certain finance, human resources and IT functions. We have and will continue to align the design and operation of our financial control environment as part of our shared service center initiative. As part of this initiative, we are outsourcing, and will continue to outsource, certain IT accounting, payroll, IT, facility management, and human resource functions to third party service providers. The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary to support our operations. The failure of these parties to fulfill their obligations could disrupt our operations. In addition, the move to a shared service environment, including our reliance on third party providers, may create risks relating to the processing of transactions and recording of financial information. Particularly during the transition period, we could experience a lapse in the operation of internal controls due to turnover, lack of legacy knowledge, inappropriate training and use of third party providers, which could result in significant deficiencies or material weaknesses in our internal control over financial reporting and have an adverse effect on our financial condition and results of operations.
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
We may be subject to claims that our technology violates the IP rights of a third party.
Third parties may have legal rights (including ownership of patents, trade secrets, trademarks and copyrights) to ideas, materials, processes, names or original works that are the same or similar to those we use. Third parties have in the past, and may in the future, bring claims, or threaten to bring claims, against us that allege that their IP rights are being infringed or violated by our use of IP. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the IP on reasonable terms, we may be required to develop alternative IP at our expense to mitigate potential harm.
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
We have a significant amount of indebtedness. As of December 31, 2017, our total long-term debt was approximately $7.1 billion. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

•	inability to satisfy our obligations with respect to our various debt instruments;

•
inability to make borrowings to fund future working capital, capital expenditures, strategic opportunities, including acquisitions and expansions into adjacent businesses, and other general corporate requirements, including possible required repurchases of our various indebtedness;

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

•	limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;

•	inability to generate sufficient funds to cover required interest payments;

•	restrictions on our ability to refinance our indebtedness on commercially reasonable terms;

•	limits on our flexibility in planning for, or reacting to, changes in our business and the information management services industry; and

•	inability to adjust to adverse economic conditions.
In connection with the IODC Transaction, we incurred approximately $825.0 million of additional indebtedness. As a result of the indebtedness we incurred in connection with the IODC Transaction, we are subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.
Restrictive debt covenants may limit our ability to pursue our growth strategy.
Our indentures and our Credit Agreement contain covenants restricting or limiting our ability to, among other things:

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
Upon the occurrence of a "change of control," as defined in our indentures we will be required to offer to repurchase all of our outstanding senior or senior subordinated notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

Iron Mountain is a holding company, and, therefore, our ability to make payments on our various debt obligations depends in large part on the operations of our subsidiaries.
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
As part of our strategic growth plan, we expect to invest in new business strategies, products, services, technologies and geographies, including data centers and ABOs, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset expenses and liabilities associated with new investments, inadequate return of capital on these investments and the inability to attract, develop and retain skilled employees to lead and support new initiatives. For example, in recent years, we have expanded our entry into the data center and fine art storage businesses. Our data center expansion in particular requires significant capital commitments and includes other costs associated with the development of real estate to support this business. Many of these new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results. We also face competition from other companies in our efforts to grow our adjacent businesses, some of which possess substantial financial and other resources. As a result, we may be unable to acquire, or may pay a significant purchase price for, adjacent businesses that support our strategic growth plan.
Failure to manage our growth may impact our results of operations.
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
For example, the success of our significant acquisitions, such as IODC and Recall, will depend, in large part, on our ability to realize the anticipated benefits, including cost savings from combining the acquired businesses with ours. To realize these anticipated benefits, we must be able to successfully integrate our business and the acquired businesses, and this integration is complex and time-consuming. We may encounter challenges in the integration process including the following:

•	challenges and difficulties associated with managing our larger, more complex, company;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the two businesses;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations;

•	potential unknown liabilities and unforeseen expenses or delays associated with an acquisition; and

•	our ability to deliver on our strategy going forward.

Further, our acquisitions subject us to liabilities (including tax liabilities) that may exist at an acquired company, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of businesses we acquire, there can be no guarantee that we are aware of all liabilities of an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition and results of operations.

We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our financial condition and results of operations.
We may be unable to continue our international expansion.
An important part of our growth strategy involves expanding operations in international markets, including in markets where we currently do not operate, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have expanded into Asia, Africa and the Middle East to a lesser extent. We have entered into joint ventures or have acquired all or a majority of the equity in storage and information management services businesses operating in these areas and may acquire other storage and information management services businesses in the future, including in new countries or markets where we currently do not operate. A changing global political climate may impose restrictions on our ability to expand internationally.
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
The terms of the sale agreements governing the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) in the United States, Canada and Australia provide for post-closing adjustments to the purchase prices. As a result, the purchase prices for the Divestments may be adjusted in accordance with the terms of the sale agreements. As such, the expected net proceeds of the Divestments are uncertain and the actual net proceeds we receive from the Divestments may be less than the net proceeds expected by us. Furthermore, in the sale agreements governing the Divestments, we have made certain representations and warranties and are bound by certain covenants following the closings. Any breach of such terms may subject us to liabilities in accordance with the terms of the sale agreements.

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
We have elected to be taxed as a REIT since our 2014 taxable year; however, we can provide no assurance that we will remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.
Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT.
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
We expect to continue paying regular quarterly distributions; however, the amount, timing and form of our regular quarterly distributions will be determined, and will be subject to adjustment, by our board of directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on our undistributed taxable income if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.
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
In addition, if we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our qualification for taxation as a REIT. As a result, we may be required to liquidate assets or to forgo our pursuit of otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.
Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.
To remain qualified for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries ("TRSs"), and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.

We conduct a significant portion of our business activities, including our information management services businesses and several of our international operations, through domestic and foreign TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other nonqualifying assets. In addition, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs within the overall 25% nonqualifying assets limitation. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets or in international operations through TRSs.
Our ability to fully deduct our interest expense may be limited, or we may be required to adjust the tax depreciation of our real property in order to maintain the full deductibility of our interest expense.
December 2017 amendments to the Code, which are described more fully in the Tax Reform section of "Critical Accounting Policies" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report (the "Tax Reform Legislation"), limit interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for that tax year. This limitation does not apply to an “electing real property trade or business.” We have not yet determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether any of our subsidiaries is eligible to elect out, although legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. Depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated for United States federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property of up to 40 years.
As a REIT, we are limited in our ability to fund distribution payments using cash generated through our TRSs.
Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from providing customers with secure storage space or colocation or wholesale data center space. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.
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
Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.
The Tax Reform Legislation has imposed limitations on the ability of our TRSs to utilize specified income tax deductions, including limits on the use of net operating losses and limits on the deductibility of interest expense. Further, these amendments made substantial changes to the taxation of international income. Some of these changes did not contemplate what we believe were unintended consequences of such reforms on REITs with global operations, and we may be required to recognize income on account of the activities of our foreign TRSs that may not be treated as qualifying income for purposes of the REIT gross income tests that we are required to satisfy.

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
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.
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
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%, following the enactment of the Tax Reform Legislation) on gains recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2014, or (ii) an asset that we hold in one of our qualified REIT subsidiaries ("QRSs") following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2014 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, depreciation recapture income that we expect to recognize as a result of certain accounting method changes that we have made will be fully subject to this 21% tax.
Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-United States operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs.

Distributions payable by REITs generally do not qualify for preferential tax rates.
Dividends payable by United States corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced United States federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate stockholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.
The ownership and transfer restrictions contained in our certificate of incorporation may not protect our qualification for taxation as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elected to be taxed as a REIT. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
At any time, the federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury (the "Treasury") and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-United States TRSs.

The Tax Reform Legislation has made substantial changes to the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our securities and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect.  There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our stockholders. It is also possible that there will be technical corrections legislation proposed with respect to the Tax Reform Legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our securities.
Risks Related to our Common Stock
Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2017, we established an "at-the-market" stock offering program (the "At The Market (ATM) Equity Program") with a syndicate of 10 banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents. As of December 31, 2017, we have sold 1,481,053 shares of our common stock for gross proceeds of approximately $60.0 million under the At The Market (ATM) Equity Program.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2017, we conducted operations through 1,131 leased facilities and 307 owned facilities. Our facilities are divided among our reportable operating segments as follows: North American Records and Information Management Business (654), North American Data Management Business (56), Western European Business (211), Other International Business (461), Global Data Center Business (5) and Corporate and Other Business (51). These facilities contain a total of approximately 87.5 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	12	555,701	4	239,110	16	794,811
Arkansas	2	63,604	—	—	2	63,604
California	65	4,427,674	15	1,964,572	80	6,392,246
Colorado	11	539,731	6	517,700	17	1,057,431
Connecticut	6	252,474	6	665,013	12	917,487
Delaware	4	309,067	1	120,921	5	429,988
District of Columbia	2	40,912	—	—	2	40,912
Florida	34	2,375,487	5	263,930	39	2,639,417
Georgia	15	1,157,076	5	265,049	20	1,422,125
Illinois	16	1,403,581	7	1,309,975	23	2,713,556
Indiana	5	213,010	1	131,506	6	344,516
Iowa	2	145,138	1	14,200	3	159,338
Kansas	2	164,544	—	—	2	164,544
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	3	210,350	2	214,625	5	424,975
Maine	1	9,000	1	95,000	2	104,000
Maryland	16	1,647,631	3	327,258	19	1,974,889
Massachusetts (including Corporate Headquarters)	8	598,281	8	1,173,503	16	1,771,784
Michigan	16	864,883	6	345,736	22	1,210,619
Minnesota	15	1,047,935	—	—	15	1,047,935
Mississippi	2	171,000	—	—	2	171,000
Missouri	13	1,248,946	4	373,120	17	1,622,066
Montana	1	27,490	—	—	1	27,490
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	7	276,520	1	107,041	8	383,561
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	35	2,544,977	10	2,099,003	45	4,643,980
New Mexico	1	37,000	2	109,473	3	146,473
New York	23	1,215,656	13	1,186,266	36	2,401,922
North Carolina	19	976,504	3	150,624	22	1,127,128
North Dakota	1	5,361	—	—	1	5,361
Ohio	13	799,155	7	660,778	20	1,459,933
Oklahoma	4	170,428	3	140,000	7	310,428
Oregon	12	407,680	1	55,621	13	463,301
Pennsylvania	27	1,848,713	10	2,771,483	37	4,620,196
Puerto Rico	5	210,449	1	54,352	6	264,801
Rhode Island	3	130,559	1	12,748	4	143,307
South Carolina	7	371,035	2	214,238	9	585,273
Tennessee	4	166,993	5	153,659	9	320,652
Texas	43	2,244,584	29	2,395,607	72	4,640,191
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	14	726,046	7	605,566	21	1,331,612
Washington	6	312,763	6	472,896	12	785,659
West Virginia	2	137,274	—	—	2	137,274
Wisconsin	6	316,857	1	10,655	7	327,512
	493	30,916,450	187	20,206,599	680	51,123,049
Canada	55	3,263,245	16	1,783,258	71	5,046,503
	548	34,179,695	203	21,989,857	751	56,169,552

	Leased		Owned			Total
Country/State	Number	Square Feet	Number		Square Feet	Number	Square Feet
International
Argentina	4	225,334	5		469,748	9	695,082
Australia	50	3,038,770	2		33,845	52	3,072,615
Austria	1	3,300	1		30,000	2	33,300
Belgium	4	202,106	1		104,391	5	306,497
Brazil	45	2,984,851	7		324,655	52	3,309,506
Chile	11	420,084	6		232,314	17	652,398
China (including Taiwan and Macau)	32	674,618	1		20,518	33	695,136
Columbia	19	577,410	—		—	19	577,410
Cyprus	1	28,514	2		46,246	3	74,760
Czech Republic	9	187,472	—		—	9	187,472
Denmark	3	161,361	—		—	3	161,361
England	47	2,207,979	26		1,525,848	73	3,733,827
Estonia	1	38,861	—		—	1	38,861
Finland	2	84,680	—		—	2	84,680
France	35	2,322,747	12		936,486	47	3,259,233
Germany	16	743,873	2	—	93,226	18	837,099
Greece	6	271,207	—		—	6	271,207
Hong Kong	10	813,928	—		—	10	813,928
Hungary	7	350,898	—		—	7	350,898
India	100	2,887,773	—		—	100	2,887,773
Indonesia	—	—	1		21,103	1	21,103
Ireland	4	33,425	3	—	158,558	7	191,983
Latvia	1	15,145	—		—	1	15,145
Lithuania	2	60,543	—		—	2	60,543
Malaysia	9	451,335	—		—	9	451,335
Mexico	11	506,284	8		585,931	19	1,092,215
The Netherlands	6	373,725	3		102,199	9	475,924
New Zealand	6	413,959	—		—	6	413,959
Northern Ireland	2	55,310	—		—	2	55,310
Norway	5	199,219	—		—	5	199,219
Peru	9	445,486	10		301,781	19	747,267
Philippines	2	46,855	—		—	2	46,855
Poland	20	760,901	—		—	20	760,901
Romania	8	351,999	—		—	8	351,999
Scotland	6	184,298	4		375,294	10	559,592
Serbia	2	75,217	—		—	2	75,217
Singapore	4	239,060	2		274,100	6	513,160
Slovakia	3	133,567	—		—	3	133,567
South Africa	14	407,827	—		—	14	407,827
South Korea	1	1,830	—		—	1	1,830
Spain	35	737,659	6		203,000	41	940,659
Sweden	6	764,777	—		—	6	764,777
Switzerland	9	203,394	—		—	9	203,394
Thailand	1	91,191	2		105,487	3	196,678
Turkey	8	552,560	—		—	8	552,560
United Arab Emirates	6	40,068	—		—	6	40,068
	583	25,371,400	104		5,944,730	687	31,316,130
Total	1,131	59,551,095	307		27,934,587	1,438	87,485,682
The leased facilities typically have initial lease terms of five to ten years with one or more renewal options. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we lease or purchase additional real property.

Our Total Building Utilization and Total Racking Utilization by region as of December 31, 2017 for the records and information management business and data management business are as follows:

	Records and Information Management Business		Data Management Business(1)
Region	Building Utilization	Racking Utilization	Building Utilization	Racking Utilization
North America	85%	90%	75%	83%
Europe(2)	87%	93%	50%	78%
Latin America	85%	93%	76%	84%
Asia	84%	96%	50%	58%
Total	85%	92%	69%	82%
______________________________________________________________
(1) Total Building Utilization and Total Racking Utilization for our data management business as of December 31, 2017 excludes certain data management operations of Recall, as Recall's unit of measurement for computer media was not consistent with ours.
(2) Includes the records and information management businesses and data management businesses in South Africa and United Arab Emirates.
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
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol "IRM". Our shares of common stock also trade on the ASX in the form of CHESS Depository Interests ("CDIs"). Each CDI represents a beneficial interest in one share of our common stock. The following table sets forth the high and low sale prices on the NYSE, for the years 2016 and 2017:

	Sale Prices
	High	Low
2016
First Quarter	$34.15	$23.64
Second Quarter	39.84	32.12
Third Quarter	41.50	35.42
Fourth Quarter	37.51	30.75
2017
First Quarter	$37.75	$32.27
Second Quarter	36.70	32.53
Third Quarter	40.64	32.92
Fourth Quarter	41.53	36.93
The closing price of our common stock on the NYSE on February 9, 2018 was $33.10. As of February 9, 2018, there were 1,508 holders of record of our common stock, including CHESS Depository Nominees Pty Limited, which held shares of our common stock on behalf of our CDI holders.
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2015, 2016 and 2017, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 17, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
During the years ended December 31, 2015, 2016 and 2017, we declared distributions to our stockholders of $402.6 million, $502.9 million and $603.7 million, respectively. These distributions represent approximately $1.91 per share, $2.04 per share and $2.27 per share for the years ended December 31, 2015, 2016 and 2017, respectively, based on the weighted average number of common shares outstanding during each respective year.
On February 14, 2018, we declared a dividend to our stockholders of record as of March 15, 2018 of $0.5875 per share, payable on April 2, 2018.

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends" for tax years beginning after 2017) qualified ordinary dividends or return of capital. The IRS requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2015, 2016 and 2017, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2015	2016	2017
Nonqualified ordinary dividends	49.3%	45.5%	82.1%
Qualified ordinary dividends	39.1%	21.0%	17.9%
Return of capital	11.6%	33.5%	—%
	100.0%	100.0%	100.0%

Dividends paid during the years ended December 31, 2015, 2016 and 2017 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2015, 2016 and 2017.
The change in the percentage of our dividends that were characterized as a return of capital in 2015 and 2016 (11.6% and 33.5%, respectively) compared to 2017 (0.0%) is primarily a result of the impact of the Deemed Repatriation Transition Tax (as defined in Note 7 to Notes to Consolidated Financial Statements included in this Annual Report) associated with the Tax Reform Legislation that impacted the characterization of our 2017 dividends for United States federal income tax purposes. See the Tax Reform section of "Critical Accounting Policies" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report for further disclosure regarding the impact of the Deemed Repatriation Transition Tax and the Tax Reform Legislation on our 2017 dividends.
At The Market (ATM) Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our data center business and adjacent businesses through acquisitions, and repaying amounts outstanding from time to time under the Revolving Credit Facility (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report).
During the quarter ended December 31, 2017 under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of approximately $60.0 million, generating net proceeds of $59.1 million after deducting commissions of $0.9 million. As of December 31, 2017, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $440.0 million.
Equity Offering
On December 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with a syndicate of 16 banks (the “Underwriters”), related to the public offering by us of 14,500,000 shares (the “Firm Shares”) of our common stock (the “Equity Offering”). The offering price to the public for the Equity Offering was $37.00 per share, and we agreed to pay the Underwriters an underwriting commission of $1.38195 per share. The net proceeds to us from the Equity Offering, after deducting underwriters' commissions, was $516.5 million.

Pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase from us up to an additional 2,175,000 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting commission and less an amount per share equal to any dividends or distributions declared by us and payable on the Firm Shares but not payable on the Option Shares (the “Over-Allotment Option”). On January 10, 2018, the Underwriters exercised the Over-Allotment Option in its entirety. The net proceeds to us from the exercise of the Over-Allotment Option, after deducting underwriters' commissions and the per share value of the dividend we declared on our common stock on October 24, 2017 (for which the record date was December 15, 2017) which was paid on January 2, 2018, was approximately $76.2 million. The net proceeds of the Equity Offering and the Over-Allotment Option, together with the net proceeds from the issuance of the 5 1/4% Notes (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report), were used to finance the purchase price of the IODC Transaction, which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds of the Equity Offering, together with the net proceeds from the 5 1/4% Notes, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended December 31, 2017, nor did we repurchase any shares of our common stock during the three months ended December 31, 2017.

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

	Year Ended December 31,
	2013	2014	2015	2016(1)	2017
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,784,721	$1,860,243	$1,837,897	$2,142,905	$2,377,557
Service	1,239,902	1,257,450	1,170,079	1,368,548	1,468,021
Total Revenues	3,024,623	3,117,693	3,007,976	3,511,453	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,288,878	1,344,636	1,290,025	1,567,777	1,685,318
Selling, general and administrative	924,031	869,572	844,960	988,332	984,965
Depreciation and amortization	322,037	353,143	345,464	452,326	522,376
Intangible impairments	—	—	—	—	3,011
Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	430	1,065	3,000	1,412	799
Total Operating Expenses	2,535,376	2,568,416	2,483,449	3,009,847	3,196,469
Operating Income	489,247	549,277	524,527	501,606	649,109
Interest Expense, Net	254,174	260,717	263,871	310,662	353,575
Other Expense, Net	75,202	65,187	98,590	44,300	79,429
Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	159,871	223,373	162,066	146,644	216,105
Provision (Benefit) for Income Taxes	62,127	(97,275)	37,713	44,944	25,947
Gain on Sale of Real Estate, Net of Tax	(1,417)	(8,307)	(850)	(2,180)	(1,565)
Income from Continuing Operations	99,161	328,955	125,203	103,880	191,723
Income (Loss) from Discontinued Operations, Net of Tax	831	(209)	—	3,353	(6,291)
Net Income	99,992	328,746	125,203	107,233	185,432
Less: Net Income Attributable to Noncontrolling Interests	3,530	2,627	1,962	2,409	1,611
Net Income Attributable to Iron Mountain Incorporated	$96,462	$326,119	$123,241	$104,824	$183,821
(footnotes follow)

	Year Ended December 31,
	2013	2014	2015	2016(1)	2017
		(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.52	$1.68	$0.59	$0.41	$0.71
Total Income (Loss) from Discontinued Operations	$—	$—	$—	$0.01	$(0.02)
Net Income Attributable to Iron Mountain Incorporated	$0.51	$1.67	$0.58	$0.43	$0.69
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.52	$1.67	$0.59	$0.41	$0.71
Total Income (Loss) from Discontinued Operations	$—	$—	$—	$0.01	$(0.02)
Net Income Attributable to Iron Mountain Incorporated	$0.50	$1.66	$0.58	$0.42	$0.69
Weighted Average Common Shares Outstanding—Basic	190,994	195,278	210,764	246,178	265,898
Weighted Average Common Shares Outstanding—Diluted	192,412	196,749	212,118	247,267	266,845
Dividends Declared per Common Share	$1.0800	$5.3713	$1.9100	$2.0427	$2.2706
(footnotes follow)

	Year Ended December 31,
	2013	2014	2015	2016(1)	2017
	(In thousands)
Other Data:
Adjusted EBITDA(2)	$894,581	$925,797	$920,005	$1,087,288	$1,260,196
Adjusted EBITDA Margin(2)	29.6%	29.7%	30.6%	31.0%	32.8%
Ratio of Earnings to Fixed Charges	1.5x	1.7x	1.5x	1.4x	1.5x
(footnotes follow)

	As of December 31,
	2013	2014	2015	2016(1)	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents(3)	$154,386	$159,793	$128,381	$236,484	$925,699
Total Assets	6,607,398	6,523,265	6,350,587	9,486,800	10,972,402
Total Long-Term Debt (including Current Portion of Long-Term Debt)	4,126,115	4,616,454	4,845,678	6,251,181	7,043,271
Redeemable Noncontrolling Interests	—	—	—	54,697	91,418
Total Equity	1,051,734	869,955	528,607	1,936,671	2,298,842
(footnotes follow)
_______________________________________________________________________________

(1)	The selected financial data above for 2016 includes the results of Recall from May 2, 2016.

(2)
For definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to income (loss) from continuing operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" of this Annual Report.

(3)	Includes restricted cash of $33.9 million, $33.9 million and $22.2 million as of December 31, 2013, 2014 and 2017, respectively.

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
Acquisitions
a. Recall Acquisition
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
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) operating expenditures associated with the Recall Transaction, including: (1) advisory and professional fees to complete the Recall Transaction; (2) costs associated with the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (3) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions ("Recall Costs"), and (ii) capital expenditures to integrate Recall with our existing operations. From January 1, 2015 through December 31, 2017, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $313.8 million, including $263.9 million of Recall Costs and $49.9 million of capital expenditures.

See Note 16 to Notes to Consolidated Financial Statements included in this Annual Report for more information on Recall Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.

b. IODC Acquisition
On December 11, 2017, we entered into a purchase agreement to acquire IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio, for an aggregate cash purchase of the Initial IODC Consideration, plus up to $60.0 million of additional proceeds (including the IODC Contingent Consideration) and (ii) $35.0 million of contingent payments associated with the execution of future customer contracts), subject to certain adjustments as set forth in the purchase agreement for the IODC Transaction.

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,340.0 million of total consideration, including the Initial IODC Consideration and the IODC Contingent Consideration. We financed the IODC Transaction through the proceeds from the Equity Offering, the Over-Allotment Option and the issuance of the 5¼% Notes.

Divestitures

a. Divestments Associated with the Recall Transaction
As disclosed in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report, we sought regulatory approval of the Recall Transaction and, as part of the regulatory approval process, we agreed to make the Divestments.
The Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) (collectively, the "Recall Divestments") meet the criteria to be reported as discontinued operations as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction. Accordingly, the results of operations for the Recall Divestments are presented as a component of discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2017 and the cash flows associated with the Recall Divestments are presented as a component of cash flows from discontinued operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017.
The Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) (collectively, the "Iron Mountain Divestments") do not meet the criteria to be reported as discontinued operations as our decision to divest the Iron Mountain Divestments does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2016 and the cash flows associated with the Iron Mountain Divestments are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2016.
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

See Note 14 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017.
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

We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017, respectively. Our businesses in Russia and Ukraine represent approximately $16.3 million, $17.5 million and $8.6 million of total revenues for the years ended December 31, 2015, 2016 and 2017, respectively. Our businesses in Russia and Ukraine represent approximately $(16.2) million, $0.3 million and $0.9 million of total (loss) income from continuing operations for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”). As a result of the Transformation Initiative, we recorded charges (which are included within selling, general and administrative expenses) of $10.2 million, $6.0 million and $0.5 million for the years ended December 31, 2015, 2016 and 2017, respectively, primarily related to employee severance and associated benefits.

Costs recorded by segment associated with the Transformation Initiative are as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
North American Records and Information Management Business	$5,403	$2,329	$275
North American Data Management Business	241	395	—
Western European Business	1,537	204	—
Other International Business	—	—	—
Global Data Center Business	—	—	—
Corporate and Other Business	2,986	3,079	225
Total	$10,167	$6,007	$500

Through December 31, 2017, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $16.7 million.

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
Cost of sales (excluding depreciation and amortization) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, IT, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties. Trends in total wages and benefits in dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers' compensation.

The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international segment revenue. In addition, the overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses as a percentage of consolidated revenue, as our international operations become a more meaningful percentage of our consolidated results.

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

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2015 results at the 2016 average exchange rates and the 2016 results at the 2017 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017
Australian dollar	$0.744	$0.767	3.1%
Brazilian real	$0.288	$0.313	8.7%
British pound sterling	$1.356	$1.288	(5.0)%
Canadian dollar	$0.755	$0.771	2.1%
Euro	$1.107	$1.130	2.1%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2015	2016
Australian dollar	$0.753	$0.744	(1.2)%
Brazilian real	$0.305	$0.288	(5.6)%
British pound sterling	$1.529	$1.356	(11.3)%
Canadian dollar	$0.784	$0.755	(3.7)%
Euro	$1.110	$1.107	(0.3)%

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) gain on sale of real estate, net of tax; (5) Recall Costs; and (6) REIT Costs (as defined below). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2014	2015	2016	2017
Income (Loss) from Continuing Operations	$99,161	$328,955	$125,203	$103,880	$191,723
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	(1,417)	(8,307)	(850)	(2,180)	(1,565)
Provision (Benefit) for Income Taxes	62,127	(97,275)	37,713	44,944	25,947
Other Expense (Income), Net	75,202	65,187	98,590	44,300	79,429
Interest Expense, Net	254,174	260,717	263,871	310,662	353,575
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	430	1,065	3,000	1,412	799
Depreciation and Amortization	322,037	353,143	345,464	452,326	522,376
Intangible Impairments	—	—	—	—	3,011
Recall Costs	—	—	47,014	131,944	84,901
REIT Costs(2)	82,867	22,312	—	—	—
Adjusted EBITDA	$894,581	$925,797	$920,005	$1,087,288	$1,260,196
_______________________________________________________________________________

(1)
Tax expense associated with the gain on sale of real estate for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 was $0.4 million, $2.2 million, $0.2 million, $0.1 million and $0.0 million, respectively.

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2013	2014	2015	2016	2017
Reported EPS—Fully Diluted from Continuing Operations	$0.52	$1.67	$0.59	$0.41	$0.71
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	0.01	0.01
Gain on Sale of Real Estate, Net of Tax	(0.01)	(0.04)	—	(0.01)	(0.01)
Other Expense (Income), Net	0.39	0.33	0.46	0.18	0.30
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	—	0.01	0.01	0.01	—
Intangible Impairments	—	—	—	—	0.01
Recall Costs	—	—	0.22	0.53	0.32
REIT Costs	0.43	0.11	—	—	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	0.07	(0.72)	(0.07)	(0.06)	(0.19)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$1.40	$1.36	$1.21	$1.07	$1.16
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 was 15.0%, 14.4%, 16.8%, 18.5% and 19.7%, respectively.

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

Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Year Ended December 31,
	2014	2015	2016	2017
Net Income (Loss)	$328,746	$125,203	$107,233	$185,432
Add/(Deduct):
Real Estate Depreciation(1)	184,170	178,800	226,258	259,287
Gain on Sale of Real Estate, Net of Tax(2)	(8,307)	(850)	(2,180)	(1,565)
FFO (Nareit)	504,609	303,153	331,311	443,154
Add/(Deduct):
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000	1,412	799
Other Expense (Income), Net(3)	65,187	98,590	44,300	79,429
Recall Costs	—	47,014	131,944	84,901
REIT Costs	22,312	—	—	—
Intangible Impairments	—	—	—	3,011
Tax Impact of Reconciling Items and Discrete Tax Items(4)	(142,194)	(14,480)	(15,019)	(49,865)
(Income) Loss from Discontinued Operations, Net of Tax(5)	209	—	(3,353)	6,291
FFO (Normalized)	$451,188	$437,277	$490,595	$567,720
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)	Tax expense associated with the gain on sale of real estate for the years ended December 31, 2014, 2015, 2016 and 2017 was $2.2 million, $0.2 million, $0.1 million and $0.0 million, respectively.

(3)
Includes foreign currency transaction losses, net of $58.3 million, $70.9 million, $20.4 million and $43.2 million for the years ended December 31, 2014, 2015, 2016 and 2017, respectively. See Note 2.v. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(140.8) million, $(14.6) million, $(2.4) million and $(38.3) million for the years ended December 31, 2014, 2015, 2016 and 2017, respectively.

(5)	Net of tax provision (benefit) of $0.0 million, $0.0 million, $0.8 million and $(1.8) million for the years ended December 31, 2014, 2015, 2016 and 2017, respectively.

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
During the third quarter of 2017, we adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in an identifiable asset or a group of similar identifiable assets, the acquisition should not be accounted for as the acquisition of a business, but rather the acquisition of an asset. If an acquisition is determined to be a business, goodwill is recognized as part of purchase accounting, whereas with the acquisition of an asset there is no goodwill recognized.
Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimate the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship and lease-based intangible assets), property, plant and equipment (primarily building and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition, as we acquire additional information impacting our estimates as of the acquisition date. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.
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

Of the net assets acquired in our acquisitions, the fair value of owned buildings, customer relationship and lease-based intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, customer relationship and lease-based intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of acquired owned buildings and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship and leased-based intangible assets and acquired racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We use discounted cash flow models to determine the fair value of customer relationship and lease-based intangible assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates.
Of the key assumptions that impact the estimated fair values of customer relationship intangible assets, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions. To illustrate the sensitivity of changes in key assumptions used in determining the fair value of customer relationship intangible assets acquired in the Bonded Transaction (one of our more significant acquisitions in fiscal year 2017), a hypothetical increase of 10% in the expected annual future cash flows attributable to the Bonded Transaction, with all other assumptions unchanged, would have increased the calculated fair value of the acquired customer relationship intangible assets for the Bonded Transaction by $4.7 million (or 10.1%), with an offsetting decrease to goodwill. A hypothetical decrease of 100 basis points in the discount rate, with all other assumptions unchanged, would have increased the fair value of the acquired customer relationship intangible asset for the Bonded Transaction by $3.9 million (or 8.4%), with an offsetting decrease to goodwill.
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
We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2015 and 2016, concluding that no goodwill was impaired as of such dates. We performed our annual goodwill impairment review as of October 1, 2017 and, as a result of that review, we determined that the fair value of the Consumer Storage reporting unit (formerly referred to as the Adjacent Businesses - Consumer Storage reporting unit) was less than its carrying value and, therefore, we recorded a $3.0 million impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represents a write-off of all goodwill associated with this reporting unit. We concluded that goodwill associated with the remainder of our reporting units was not impaired as of October 1, 2017. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2017 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Global Data Center; (4) Consumer Storage; (5) Fine Arts (formerly referred to as the Adjacent Businesses - Fine Arts reporting unit); (6) Western Europe; (7) Northern/Eastern Europe and Middle East, Africa and India (the "NEE and MEAI reporting unit"); (8) Latin America; (9) Australia and New Zealand; and (10) Asia (formerly referred to as the Southeast Asia reporting unit). See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.

Based on our goodwill impairment analysis as of October 1, 2017, our North American Records and Information Management, North American Data Management, Western Europe, NEE and MEAI and Asia reporting units had estimated fair values that exceeded their carrying values by greater than 20%. These reporting units represent approximately $3,538.2 million, or 86.9%, of our consolidated goodwill balance at December 31, 2017. Our Global Data Center reporting unit does not have goodwill. Our Consumer Storage reporting unit as of December 31, 2017 does not have goodwill, as the $3.0 million impairment charge disclosed above represented a full write-down of the goodwill associated with this reporting unit. Our Fine Arts, Latin America and Australia and New Zealand reporting units had estimated fair values that exceeded their carrying values by less than 20%. These reporting units (including the Entertainment Services reporting unit that was created in the fourth quarter of 2017, as described below) represent approximately $532.1 million, or 13.1%, of our consolidated goodwill balance at December 31, 2017. The following is a summary of the Fine Arts, Latin America and Australia and New Zealand reporting units, including goodwill balances (in thousands), percentage by which the fair value of these reporting units exceeded its carrying value, and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2017:

Reporting Unit	Goodwill balance at October 1, 2017	Percentage by which the fair value of the reporting unit exceeded the reporting unit carrying value as of October 1, 2017	Key assumptions in the fair value of reporting unit measurement as of October 1, 2017
			Discount rate	Average annual contribution margin used in discounted cash flow	Average annual capital expenditures as percentage of revenue(1)	Terminal growth rate(2)
Fine Arts	$25,527	*	13.0%	24.0%	9.0%	2.0%
Latin America	163,450	19.6%	10.3%	28.0%	8.0%	2.0%
Australia and New Zealand	317,477	9.2%	7.0%	33.0%	6.0%	1.5%
_______________________________________________________________________________

*    The fair value of the reporting unit approximates the carrying value of the reporting unit at October 1, 2017.

(1)	For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and maintenance capital expenditures.

(2)	Terminal growth rates are applied in year ten of our discounted cash flow analysis.

As described below, reporting unit valuations are generally determined using a combined approach based on the Income Approach and Market Multiple Approach (both as defined below). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for those reporting units where the estimated fair values exceeded their carrying values by less than 20% as of October 1, 2017. The success of each of these businesses and the achievement of certain key assumptions developed by management and used in the discounted cash flow analyses are contingent upon various factors including, but not limited to, (i) achieving volume growth from existing customers, (ii) sales to new customers, (iii) increased market penetration, (iv) successful execution of pricing initiatives and (v) successful facility optimization and site consolidation plans.

Our Fine Arts business operates in a growing, but fragmented, industry marked by increasing international interest and changes in purchasing habits by collectors and museums. We believe the increase in contemporary art as a focus for collectors will result in increasing storage needs, while the increase in auction “turnover” (the rate at which catalogs, collections and individual pieces are made available for auction) has heightened the need for transportation, shipping, and related services. Taken together, we believe these factors will result in continued growth of the fine art storage industry. The fine arts storage market continues to change and expand, and the assumptions used when determining the fair value of the Fine Arts reporting unit reflect this growth potential and the capital needs required to respond to the expansion opportunities. The Fine Arts reporting unit is primarily composed of a business we acquired in the fourth quarter of 2015; therefore, we would expect the fair value of this reporting unit to closely approximate carrying value.

Our Australia and New Zealand business operates in a more mature and established market. In 2016, we completed the sale of the Australia Divestment Business, which consisted of the majority of our legacy business in Australia as it existed prior to the Recall Transaction. Accordingly, our Australia and New Zealand business is primarily comprised of the Australia and New Zealand businesses we acquired as part of the Recall Transaction in 2016. Therefore, we would expect the fair value of this reporting unit to closely approximate its carrying value.

Our Latin America business operates in emerging markets. The success of this business is driven by our ability to improve contribution margin through operational efficiencies. We have completed many acquisitions in our Latin America business over the past several years and we continue to integrate these acquisitions into our existing operations. Our ability to drive our growth agenda while also maintaining cost discipline as we integrate our acquisitions will be important to the success of our Latin America business.

Key factors that could reasonably be expected to have a negative impact on the estimated fair value of these reporting units and potentially result in impairment charges include, but are not limited to: (i) a deterioration in general economic conditions, (ii) significant adverse changes in legal factors or in the business climate, and (iii) adverse actions or assessment by regulators, all of which could result in adverse changes to the key assumptions used in valuing the reporting units. The inability to meet the assumptions used in the Income Approach and Market Approach for each of the reporting units, or future adverse market conditions not currently known, could lead to a fair value that is less than the carrying value in any one of our reporting units.

As of December 31, 2017, no factors were identified that would alter our October 1, 2017 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As described more fully in Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report, during the fourth quarter of 2017, as a result of changes in the management of our entertainment storage and services business, we reassessed the composition of our reportable operating segments as well as our reporting units. We determined that our entertainment storage and services businesses in the United States and Canada, which were previously included within our North American Data Management reporting unit, were being managed in conjunction with our entertainment storage and services businesses in France, Hong Kong, the Netherlands and the United Kingdom (the majority of which were acquired during the third quarter of 2017 as part of the Bonded Transaction). This newly formed reporting unit is referred to as the Entertainment Services reporting unit. The fair value of the Entertainment Services reporting unit closely approximated its carrying value as of December 31, 2017.

Reporting unit valuations are generally determined using a combined approach based on the present value of future cash flows (the "Income Approach") and market multiples (the "Market Multiple Approach"). The Income Approach incorporates many assumptions including future growth rates and operating margins, discount rate factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2017. With respect to the North American Records and Information Management, North American Data Management, Western Europe, NEE and MEAI and Asia reporting units as of October 1, 2017, we noted that, based on the estimated fair value of these reporting units determined as of October 1, 2017, (i) a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2017 by approximately 10.0% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value; and (ii) a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2017 by a range of approximately 6.1% to 7.8% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value. With respect to the Fine Arts, Latin America and Australia and New Zealand reporting units, we noted that, as of October 1, 2017, the estimated fair value of these reporting units exceeds their carrying value by less than 20%. Accordingly, any significant negative change in either the expected annual future cash flows of these reporting units or the discount rate may result in the carrying value of these reporting units exceeding their estimated fair value.
Income Taxes
As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period following the date on which that asset was first owned by a REIT that are attributable to "built-in" gains with respect to that asset on that date (e.g. with respect to the REIT conversion, the assets that we owned on January 1, 2014). This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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

We have federal net operating loss carryforwards, which expire from 2023 through 2036, of $66.3 million at December 31, 2017 to reduce future federal taxable income, of which $1.7 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2018 through 2036, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $103.6 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 59%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2016 and 2017, we had approximately $59.5 million and $38.5 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States.
During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we again reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3.3 million, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $230.0 million as of December 31, 2017. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).

Tax Reform
On December 22, 2017, the Tax Reform Legislation was enacted into law in the United States. The Tax Reform Legislation amends the Code to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The following summarizes certain components of the Tax Reform Legislation that had an impact on our results of operations for the taxable year ended December 31, 2017, or that we expect could have an impact on our results of operations in future taxable periods:
a.Corporate Tax Rate Reduction
The Tax Reform Legislation reduced the United States corporate federal income tax rate from 35% to 21% for taxable years beginning after December 31, 2017 (the “U.S. Federal Rate Reduction”). Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settle. As a result of the Tax Reform Legislation being enacted prior to December 31, 2017, our consolidated balance sheet as of December 31, 2017 reflects the revaluation of our deferred tax assets and liabilities based upon the U.S. Federal Rate Reduction. During the fourth quarter of 2017, we recorded a discrete tax benefit of approximately $4.7 million, representing the revaluation of our deferred tax assets and liabilities as a result of the U.S. Federal Rate Reduction included in the Tax Reform Legislation.
Beginning with our taxable year ending December 31, 2018, we expect that the U.S. Federal Rate Reduction will both increase the after-tax earnings of our TRSs and result in a lower overall structural tax rate (or adjusted effective tax rate) compared to our taxable year ended December 31, 2017.
b.Deemed Repatriation Transition Tax
The Tax Reform Legislation imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
Our current estimate of the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 is approximately $186.0 million (the “Estimated Undistributed E&P”). We have opted to include the full amount of Estimated Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 is approximately $82.0 million related to the deemed repatriation of Undistributed E&P (the “Deemed Repatriation Taxable Income”). To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders.
We have considered the Estimated Undistributed E&P when determining the federal income tax characterization of our 2017 dividends (see Note 13 to Notes to Consolidated Financial Statements included in this Annual Report). As a result of the inclusion of the Estimated Undistributed E&P in 2017, $0.531000 per share, or approximately 90%, of the cash dividend paid on January 2, 2018 with a record date of December 15, 2017 (the “January 2018 Distribution”) has been treated as a 2017 distribution for United States federal income tax purposes and $0.056500, or approximately 10%, of the January 2018 Distribution will be treated as a 2018 distribution for United States federal income tax purposes.
Our current estimate of Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). In 2018, we will perform additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.

c.Full Expensing of Qualified Property
The Tax Reform Legislation permits us to expense 100% of the cost of qualified property placed in service after September 27, 2017 and before January 1, 2023 (the “Full Expensing Provision”). The Full Expensing Provision is phased down by 20% per calendar year beginning in 2023, with normal depreciation rules applicable after that. We elected to fully expense qualified property placed in service after September 27, 2017. Our application of the Full Expensing Provision in our 2017 taxable year resulted in a $3.8 million reduction of 2017 taxable income, resulting in a reduction of cash taxes of approximately $1.3 million.
Beginning with our taxable year ending December 31, 2018, we expect the Full Expensing Provision to result in higher deductions being available to us, primarily associated with our United States TRSs, for purposes of determining our United States federal taxable income, which we expect will result in lower overall normalized cash taxes compared to our taxable year ended December 31, 2017.
d.Global Intangible Low-Taxed Income
For taxable years beginning after December 31, 2017, the Tax Reform Legislation introduces new provisions intended to prevent the erosion of the United States federal income tax base through the taxation of certain global intangible low-taxed income (“GILTI”). GILTI creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s United States tax resident shareholder. Generally, GILTI is the excess of the United States shareholders’ pro rata portion of the income of its foreign subsidiaries over the net deemed tangible income return of such subsidiaries.
GILTI also provides for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI will be included in our taxable income and will increase the required minimum distribution to our stockholders, similar to the Subpart F income inclusion we are subject to today.
We are currently in the process of developing our estimates of GILTI. Provided that the income associated with GILTI will be treated as qualifying income for purposes of the REIT gross income tests that we are required to satisfy, we do not expect GILTI to impact our provision for income taxes. However, we do expect GILTI to impact the United States federal income tax characterization of dividends that we expect to pay in future taxable years. Please see "Risks Related to our Taxation as a REIT" within Item 1A. Risk Factors included in this Annual Report for additional information regarding the uncertainty pertaining to income that we are required to recognize on account of the Tax Reform Legislation being treated as qualifying income for purposes of the REIT gross income tests that we are required to satisfy.
e.Interest Deduction Limitation
The Tax Reform Legislation also limits, for certain entities, the deduction for net interest expense to the sum of business interest income plus 30% of adjusted taxable income (the “Interest Deduction Limitation”). Adjusted taxable income is defined in the Tax Reform Legislation similar to earnings before interest, taxes, depreciation and amortization ("EBITDA") for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined similar to earnings before interest and taxes ("EBIT") for taxable years beginning after December 31, 2021.
The Interest Deduction Limitation does not apply to companies that make an election to be treated as a “real property trade or business”. We are currently in the process of determining if we will be subject to the Interest Deduction Limitation, in order to determine whether or not to elect to be treated as a “real property trade or business” under the Tax Reform Legislation.
If we do not elect to be treated as a “real property trade or business”, we will remain subject to the Interest Deduction Limitation and may be limited in the amount of interest expense we can deduct for United States federal income tax purposes beginning in our taxable year ending December 31, 2018. If we do elect to be treated as a “real property trade or business”, we will be required to utilize the alternative depreciation system (“ADS”) for our real property. The use of the ADS may result in a tax accounting method change, which could require us to pay additional cash taxes in future taxable years.
Recent Accounting Pronouncements
See Note 2.w. to Notes to Consolidated Financial Statements included in this Annual Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016 and Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$3,511,453	$3,845,578	$334,125	9.5%
Operating Expenses	3,009,847	3,196,469	186,622	6.2%
Operating Income	501,606	649,109	147,503	29.4%
Other Expenses, Net	397,726	457,386	59,660	15.0%
Income from Continuing Operations	103,880	191,723	87,843	84.6%
Income (Loss) from Discontinued Operations, Net of Tax	3,353	(6,291)	(9,644)	(287.6)%
Net Income	107,233	185,432	78,199	72.9%
Net Income Attributable to Noncontrolling Interests	2,409	1,611	(798)	(33.1)%
Net Income Attributable to Iron Mountain Incorporated	$104,824	$183,821	$78,997	75.4%
Adjusted EBITDA(1)	$1,087,288	$1,260,196	$172,908	15.9%
Adjusted EBITDA Margin(1)	31.0%	32.8%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2015	2016
Revenues	$3,007,976	$3,511,453	$503,477	16.7%
Operating Expenses	2,483,449	3,009,847	526,398	21.2%
Operating Income	524,527	501,606	(22,921)	(4.4)%
Other Expenses, Net	399,324	397,726	(1,598)	(0.4)%
Income from Continuing Operations	125,203	103,880	(21,323)	(17.0)%
Income (Loss) from Discontinued Operations, Net of Tax	—	3,353	3,353	100.0%
Net Income	125,203	107,233	(17,970)	(14.4)%
Net Income Attributable to Noncontrolling Interests	1,962	2,409	447	22.8%
Net Income Attributable to Iron Mountain Incorporated	$123,241	$104,824	$(18,417)	(14.9)%
Adjusted EBITDA(1)	$920,005	$1,087,288	$167,283	18.2%
Adjusted EBITDA Margin(1)	30.6%	31.0%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$2,142,905	$2,377,557	$234,652	11.0%	10.4%	3.9%
Service	1,368,548	1,468,021	99,473	7.3%	6.6%	(0.3)%
Total Revenues	$3,511,453	$3,845,578	$334,125	9.5%	8.9%	2.3%

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2015	2016
Storage Rental	$1,837,897	$2,142,905	$305,008	16.6%	19.1%	2.3%
Service	1,170,079	1,368,548	198,469	17.0%	19.9%	(0.6)%
Total Revenues	$3,007,976	$3,511,453	$503,477	16.7%	19.4%	1.2%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates and the 2015 results at the 2016 average exchange rates.

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

Storage Rental Revenues
In the year ended December 31, 2017, the increase in reported consolidated storage revenue was driven by the favorable impact of acquisitions/divestitures, consolidated internal storage rental revenue growth and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 6.5% to the reported storage rental revenue growth rate for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 3.9% in the year ended December 31, 2017 compared to the prior year period was driven by internal storage rental revenue growth of 3.2% in our North American Records and Information Management Business segment, due to net price increases, as well as internal storage rental revenue growth of 2.4%, 2.3% and 6.6% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions/divestitures, global records management net volumes as of December 31, 2017 increased by 1.1% over the ending volume as of December 31, 2016. Global records management reported net volumes, including acquisitions/divestitures, as of December 31, 2017 increased by 1.7% over the ending volume at December 31, 2016, supported by volume increases of 1.7% and 6.0% in our Western European Business and Other International Business segments, respectively. Ending net volume including acquisitions/divestitures at December 31, 2017 in our North American Records and Information Management Business segment was flat compared to the ending net volume at December 31, 2016 due to customers generating fewer documents requiring storage. Foreign currency exchange rate fluctuations increased our reported storage rental revenue growth rate for the year ended December 31, 2017 by 0.6%, compared to the prior year period.

In the year ended December 31, 2016, the net impact of acquisitions/divestitures and consolidated internal storage rental revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 16.8% to the reported storage rental revenue growth rate for the year ended December 31, 2016 compared to the prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 2.3% in the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by internal storage rental revenue growth of 1.0%, 1.9%, 0.8% and 8.5% in our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions, global records management net volumes as of December 31, 2016 increased by 1.7% over the ending volume as of December 31, 2015. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported storage rental revenue growth rate for the year ended December 31, 2016 by 2.5%, compared to the prior year period. Global records management reported net volumes, including the impact of acquisitions, as of December 31, 2016 increased by 26.3% over the ending volume at December 31, 2015, supported by volume increases across each of our reportable operating segments, primarily associated with the acquisition of Recall.
Service Revenues
In the year ended December 31, 2017, the increase in reported consolidated service revenue was driven by the favorable impact of acquisitions/divestitures and favorable fluctuations in foreign currency exchange rates, partially offset by negative internal service revenue growth compared to the year ended December 31, 2016. The net impact of acquisitions/divestitures contributed 6.9% to the reported service revenue growth rate for the year ended December 31, 2017, compared to the prior year period, primarily driven by our acquisition of Recall. Foreign currency exchange rate fluctuations increased our reported service revenue growth for the year ended December 31, 2017 by 0.7%, compared to the prior year period. Internal service revenue growth was negative 0.3% for the year ended December 31, 2017, compared to the prior year period. The negative internal service revenue growth for the year ended December 31, 2017 reflects continued declines in retrieval/re-file activity and the related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments as well as declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature, and declines in project activity in our Other International Business segment. These declines were partially offset by growth in secure shredding revenues in our North American Records and Information Management Business segment, in part due to higher recycled paper prices and increased project activity in our Western European Business segment.
In the year ended December 31, 2016, the net impact of acquisitions/divestitures was partially offset by negative consolidated internal service revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 20.5% to the reported service revenue growth rate for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by our acquisition of Recall. Internal service revenue growth was negative 0.6% for the year ended December 31, 2016, compared to the prior year period. The negative internal service revenue growth for the year ended December 31, 2016 reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature. In the North American Records and Information Management Business segment, our internal service revenue growth rate of 1.0% for the year ended December 31, 2016 was driven by special project revenue recognized in the first quarter of 2016 and growth in secure shredding revenues, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Our internal service revenue growth rates of negative 10.2% and negative 5.6% for the year ended December 31, 2016 in our North American Data Management and Western European Business segments, respectively, are reflecting more recent reductions in retrieval/re-file activity and the related decrease in transportation revenues.

Total Revenues
For the reasons stated above, our reported consolidated revenues increased $334.1 million, or 9.5%, to $3,845.6 million for the year ended December 31, 2017 from $3,511.5 million for the year ended December 31, 2016. The net impact of acquisitions/divestitures contributed 6.6% to the reported consolidated revenue growth rate for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 2.3% in the year ended December 31, 2017 compared to the prior year period. Foreign currency exchange rate fluctuations increased our reported consolidated revenue by 0.6% in the year ended December 31, 2017 compared to the prior year period, primarily due to the strengthening of the Australian dollar, Brazilian real, Canadian dollar and the Euro against the United States dollar, somewhat offset by the weakening of the British pound sterling against the United States dollar, based on an analysis of weighted average rates for the comparable periods.
For the reasons stated above, our consolidated revenues increased $503.5 million, or 16.7%, to $3,511.5 million for the year ended December 31, 2016 from $3,008.0 million for the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 18.2% to the reported consolidated revenue growth rates for the year ended December 31, 2016 compared to the prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 1.2% in the year ended December 31, 2016 compared to the prior year period. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased our reported consolidated revenue by 2.7% in the year ended December 31, 2016 compared to the prior year period, primarily due to the weakening of the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods.
Internal Growth—Eight-Quarter Trend

	2016				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	2.2%	2.1%	2.1%	2.9%	3.0%	4.8%	3.5%	4.2%
Service Revenue	1.6%	(2.1)%	(1.3)%	(0.9)%	0.6%	(1.1)%	(0.2)%	(0.1)%
Total Revenue	2.0%	0.4%	0.8%	1.4%	2.0%	2.5%	2.0%	2.5%

We expect our consolidated internal storage rental revenue growth rate for 2018 to be approximately 3.0% to 3.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 4.8%. Consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the second quarter of 2017, from a $4.2 million customer termination fee in our Global Data Center Business segment. Our internal storage rental revenue growth rates have improved over the past two fiscal years, as internal storage rental revenue growth for full year 2016 and 2017 was 2.3% and 3.9%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. In North America, internal storage rental revenue growth in 2017 resulted primarily from price increases in our North American Records and Information Management Business segment as well as internal storage rental revenue growth in our North American Data Management Business segment, although North America volume continues to be flat due to customers generating fewer documents requiring storage. In 2018, we expect this trend of flat to modestly decreasing volume growth to continue with organic growth to come primarily from increased pricing in our North American Records and Information Management Business and North American Data Management Business segments and volume growth in our Other International Business segment. Within our international portfolio, the Western European Business segment is generating consistent low single-digit internal storage rental revenue growth, while the Other International Business segment is producing mid to high single-digit internal storage rental revenue growth by capturing the first-time outsourcing trends for physical records storage and management in those markets. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2016	2017	Dollar Change	Actual	Constant Currency	2016	2017
Labor	$756,525	$786,314	$29,789	3.9%	3.2%	21.5%	20.4%	(1.1)%
Facilities	522,696	581,112	58,416	11.2%	10.4%	14.9%	15.1%	0.2%
Transportation	132,183	142,184	10,001	7.6%	6.9%	3.8%	3.7%	(0.1)%
Product Cost of Sales and Other	144,410	155,215	10,805	7.5%	6.5%	4.1%	4.0%	(0.1)%
Recall Costs	11,963	20,493	8,530	71.3%	67.3%	0.3%	0.5%	0.2%
Total Cost of Sales	$1,567,777	$1,685,318	$117,541	7.5%	6.7%	44.6%	43.8%	(0.8)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

	2015	2016	Dollar Change	Actual	Constant Currency	2015	2016
Labor	$647,082	$756,525	$109,443	16.9%	20.1%	21.5%	21.5%	—%
Facilities	425,882	522,696	96,814	22.7%	25.9%	14.2%	14.9%	0.7%
Transportation	101,240	132,183	30,943	30.6%	33.6%	3.4%	3.8%	0.4%
Product Cost of Sales and Other	115,821	144,410	28,589	24.7%	28.5%	3.9%	4.1%	0.2%
Recall Costs	—	11,963	11,963	100.0%	100.0%	—%	0.3%	0.3%
Total Cost of Sales	$1,290,025	$1,567,777	$277,752	21.5%	24.8%	42.9%	44.6%	1.7%

Labor

Labor expenses decreased to 20.4% of consolidated revenues in the year ended December 31, 2017 compared to 21.5% in the year ended December 31, 2016. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by an approximately 100 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, labor expenses for the year ended December 31, 2017 increased by $24.3 million, or 3.2%, compared to the prior year period, primarily driven by our acquisition of Recall.

Labor expenses as a percentage of consolidated revenues were flat during the year ended December 31, 2016 compared to the year ended December 31, 2015, as decreases in labor expenses as a percentage of consolidated revenue in our North American Records and Information Management Business segment were offset by an increase in labor expenses as a percentage of consolidated revenue in our Other International Business segment. The 75 basis point decrease in labor expenses as a percentage of consolidated revenue associated with our North American Records and Information Management Business segment was primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. The 52 basis point increase in labor expenses as a percentage of consolidated revenue associated with our Other International Business segment was primarily associated with increased wages and benefits. Labor expenses for the year ended December 31, 2016 increased by $126.4 million, or 20.1%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.

Facilities
Facilities expenses increased to 15.1% of consolidated revenues in the year ended December 31, 2017 compared to 14.9% in the year ended December 31, 2016. The 20 basis points increase in facilities expenses as a percentage of consolidated revenues was primarily driven by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction. On a constant dollar basis, facilities expenses for the year ended December 31, 2017 increased by $55.0 million, or 10.4%, compared to the prior year period, primarily driven by our acquisition of Recall.
Facilities expenses increased to 14.9% of consolidated revenues for the year ended December 31, 2016 compared to 14.2% for the year ended December 31, 2015. The 70 basis point increase in facilities expenses as a percentage of consolidated revenues was driven primarily by an increase in rent expense as a result of the acquisition of Recall, as Recall's real estate portfolio contains a more significant proportion of leased facilities than our real estate portfolio as it existed prior to the closing of the Recall Transaction, partially offset by a decrease in other facilities costs. The decrease in other facilities costs was primarily driven by lower utilities and building maintenance costs associated with our North American Records and Information Management Business segment, as well as lower property taxes associated with our Western European Business segment. Facilities expenses for the year ended December 31, 2016 increased by $107.6 million, or 25.9%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.
Transportation
Transportation expenses decreased to 3.7% of consolidated revenues for the year ended December 31, 2017 compared to 3.8% for the year ended December 31, 2016. The decrease in transportation expenses as a percentage of consolidated revenues was driven by a decrease in vehicle lease expense, primarily associated with our North American Records and Information Management Business segment, partially offset by an increase in third party carrier costs as a percentage of consolidated revenue, primarily associated with our Other International Business segment. On a constant dollar basis, transportation expenses for the year ended December 31, 2017 increased by $9.2 million, or 6.9%, compared to the prior year period, primarily driven by our acquisition of Recall.

Transportation expenses increased to 3.8% of consolidated revenues for the year ended December 31, 2016 compared to 3.4% for the year ended December 31, 2015. The increase in transportation expenses as a percentage of consolidated revenues was driven by a 40 basis point increase in third party carrier costs as a percentage of consolidated revenues, primarily associated with our Other International Business segment. Transportation expenses for the year ended December 31, 2016 increased by $33.3 million, or 33.6%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 4.0% of consolidated revenues for the year ended December 31, 2017 compared to 4.1% in the year ended December 31, 2016. The decrease in product cost of sales and other was driven by special project costs. On a constant dollar basis, product cost of sales and other increased by $9.5 million, or 6.5%, compared to the prior year period, primarily driven by our acquisition of Recall.
For the year ended December 31, 2016, product cost of sales and other increased by $32.1 million, or 28.5%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.

Recall Costs

Recall Costs included in cost of sales were $20.5 million for the year ended December 31, 2017, and primarily consisted of employee severance costs and facility integration costs including labor, maintenance, transportation and other costs related to building moves and consolidation. Recall Costs included in cost of sales were $12.0 million for the year ended December 31, 2016, and primarily consisted of employee severance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change
	2016	2017		Actual	Constant Currency	2016	2017
General and Administrative	$504,545	$520,504	$15,959	3.2%	2.8%	14.4%	13.5%	(0.9)%
Sales, Marketing & Account Management	238,178	253,117	14,939	6.3%	6.0%	6.8%	6.6%	(0.2)%
Information Technology	116,923	132,110	15,187	13.0%	12.8%	3.3%	3.4%	0.1%
Bad Debt Expense	8,705	14,826	6,121	70.3%	70.7%	0.2%	0.4%	0.2%
Recall Costs	119,981	64,408	(55,573)	(46.3)%	(46.8)%	3.4%	1.7%	(1.7)%
Total Selling, General and Administrative Expenses	$988,332	$984,965	$(3,367)	(0.3)%	(0.7)%	28.1%	25.6%	(2.5)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2015	2016	Dollar Change	Actual	Constant Currency	2015	2016
General and Administrative	$468,959	$504,545	$35,586	7.6%	10.2%	15.6%	14.4%	(1.2)%
Sales, Marketing & Account Management	214,029	238,178	24,149	11.3%	13.8%	7.1%	6.8%	(0.3)%
Information Technology	99,632	116,923	17,291	17.4%	20.3%	3.3%	3.3%	—%
Bad Debt Expense	15,326	8,705	(6,621)	(43.2)%	(43.1)%	0.5%	0.2%	(0.3)%
Recall Costs	47,014	119,981	72,967	155.2%	155.2%	1.6%	3.4%	1.8%
Total Selling, General and Administrative Expenses	$844,960	$988,332	$143,372	17.0%	19.6%	28.1%	28.1%	—%
General and Administrative
General and administrative expenses decreased to 13.5% of consolidated revenues for the year ended December 31, 2017 compared to 14.4% for the year ended December 31, 2016. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, partially offset by an increase in professional fees associated with innovation initiatives. On a constant dollar basis, general and administrative expenses for the year ended December 31, 2017 increased by $14.4 million, or 2.8%, compared to the prior year period, primarily driven by our acquisition of Recall.

General and administrative expenses decreased to 14.4% of consolidated revenues for the year ended December 31, 2016 compared to 15.6% for the year ended December 31, 2015. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, a decrease in professional fees and decreased travel and entertainment expenses. General and administrative expenses for the year ended December 31, 2016 increased by $46.7 million, or 10.2%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.

Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.6% of consolidated revenues for the year ended December 31, 2017 compared to 6.8% for the year ended December 31, 2016. The decrease was driven by a decrease in sales, marketing and account management expenses in our North American Records and Information Business segment primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. On a constant dollar basis, sales, marketing and account management expenses for the year ended December 31, 2017 increased by $14.4 million, or 6.0%, compared to the prior year period, primarily driven by our acquisition of Recall.

Sales, marketing and account management expenses decreased to 6.8% of consolidated revenues during the year ended December 31, 2016 compared to 7.1% in 2015. The decrease was driven by a decrease in sales, marketing and account management expenses in our North American Records and Information Management Business segment, primarily associated with compensation growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. Sales, marketing and account management expenses for the year ended December 31, 2016 increased by $28.9 million, or 13.8%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.
Information Technology
Information technology expenses increased to 3.4% of consolidated revenues for the year ended December 31, 2017 compared to 3.3% for the year ended December 31, 2016. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees and software maintenance and license fees, partially offset by lower compensation expense, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. On a constant dollar basis, information technology expenses for the year ended December 31, 2017 increased by $15.0 million, or 12.8%, compared to the prior year period, primarily driven by our acquisition of Recall.
Information technology expenses as a percentage of consolidated revenue were flat during the year ended December 31, 2016 compared to the year ended December 31, 2015, as increases in information technology expenses as a percentage of consolidated revenues in our Corporate and Other Business segment were offset by decreases in information technology expenses as a percentage of consolidated revenue in our North American Records and Information Management Business and Western European Business segments. Information technology expenses in our Corporate and Other Business segment increased due mainly to higher software maintenance and license fees while decreases in information technology expenses across our North American Records and Information Management and Western European Business segments were primarily due to decreased compensation expense. Information technology expenses for the year ended December 31, 2016 increased by $19.7 million, or 20.3%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Consolidated bad debt expense for the year ended December 31, 2017 increased to 0.4% of consolidated revenues for the year ended December 31, 2017 compared to 0.2% for the year ended December 31, 2016. On a constant dollar basis, bad debt expenses for the year ended December 31, 2017 increased by $6.1 million, or 70.7%, compared to the prior year period primarily due to higher bad debt expense in our Other International Business segment.

Consolidated bad debt expense for the year ended December 31, 2016 decreased to 0.2% of consolidated revenues for the year ended December 31, 2016 compared to 0.5% for the year ended December 31, 2015. Bad debt expenses for the year ended December 31, 2016 decreased by $6.6 million, or 43.1%, on a constant dollar basis compared to the prior year period.

Recall Costs

Recall Costs included in selling, general and administrative expenses were $64.4 million and $120.0 million for the years ended December 31, 2017 and 2016, respectively, and primarily consisted of advisory and professional fees, as well as severance costs. Recall Costs included in selling, general and administrative expenses were $47.0 million for the year ended December 31, 2015, and primarily consisted of advisory and professional fees.

Depreciation and Amortization
Depreciation expense increased $40.8 million, or 11.2%, on a reported dollar basis for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction. See Note 2.f. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated. Depreciation expense increased $64.3 million, or 21.3%, on a reported dollar basis for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction.

Amortization expense increased $29.3 million, or 33.7%, on a reported dollar basis for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years. Amortization expense increased $42.5 million, or 96.2%, on a reported dollar basis for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction.
OTHER EXPENSES, NET
Interest Expense, Net (in thousands)
Interest expense, net increased $42.9 million to $353.6 million for the year ended December 31, 2017 from $310.7 million for the year ended December 31, 2016. Interest expense, net increased $46.8 million to $310.7 million for the year ended December 31, 2016 from $263.9 million for the year ended December 31, 2015. The increase in interest expense, net in each of the years ended December 31, 2017 and 2016 compared to the prior year period was the result of higher average debt outstanding during those periods. Our weighted average interest rate was 5.0% and 5.2% at December 31, 2017 and 2016, respectively. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.
Other Expense (Income), Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2016	2017
Foreign currency transaction losses, net	$20,413	$43,248	$22,835
Debt extinguishment expense	9,283	78,368	69,085
Other, net	14,604	(42,187)	(56,791)
	$44,300	$79,429	$35,129

	Year Ended December 31,
			Dollar Change
	2015	2016
Foreign currency transaction losses, net	$70,851	$20,413	$(50,438)
Debt extinguishment expense	27,305	9,283	(18,022)
Other, net	434	14,604	14,170
	$98,590	$44,300	$(54,290)
Foreign Currency Transaction Losses
We recorded net foreign currency transaction losses of $43.2 million in the year ended December 31, 2017, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling, Canadian dollar and Euro against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries and Euro denominated bonds issued by IMI (the Euro Notes, as defined below). These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the Australian dollar, Mexican peso and Russian ruble against the United States dollar compared to December 31, 2016 on our intercompany balances with and between certain of our subsidiaries, as well as Euro forward contracts.

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

Debt Extinguishment Expense
During the year ended December 31, 2017, we recorded a debt extinguishment charge of $78.4 million primarily related to the early extinguishment of (i) the 6% Notes due 2020, (ii) the CAD Notes due 2021 and (iii) the GBP Notes due 2022 (each as defined and described more fully in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report), consisting of the write-off of unamortized deferred financing costs and call premiums. During the year ended December 31, 2016, we recorded a debt extinguishment charge of $9.3 million related to the termination of the Bridge Facility (as defined and described more fully in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report), which primarily consists of the write-off of unamortized deferred financing costs. During the year ended December 31, 2015, we recorded a debt extinguishment charge of $27.3 million related to (i) the refinancing of the Credit Agreement in the third quarter of 2015 and (ii) the early extinguishment of the 6 3/4% Euro Senior Subordinated Notes due 2018, 7 3/4% Senior Subordinated Notes due 2019 and the remaining portion outstanding of the 8 3/8% Senior Subordinated Notes due 2021 in the fourth quarter of 2015. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.
Other, Net
Other, net in the year ended December 31, 2017 includes a gain of $38.9 million associated with the Russia and Ukraine Divestment (see Note 14 to Notes to Consolidated Financial Statements included in this Annual Report). Other, net in the year ended December 31, 2016 includes a charge of $15.4 million associated with the loss on disposal of the Australia Divestment Business and a charge of $1.4 million associated with the loss on disposal of the Iron Mountain Canadian Divestments, partially offset by $0.8 million of gains associated with a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2015 consisted primarily of $0.6 million of losses related to the write-down of certain investments.
Provision (Benefit) for Income Taxes
Our effective tax rates for the years ended December 31, 2015, 2016 and 2017 were 23.3%, 30.6% and 12.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
The primary reconciling items between the former federal statutory rate of 35.0% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51.6 million and an out-of-period tax adjustment ($9.0 million tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33.5 million, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.
The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2016 were the benefit derived from the dividends paid deduction of $18.5 million and the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $13.3 million, partially offset by valuation allowances on certain of our foreign net operating losses of $7.7 million.

The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2017 were the benefit derived from the dividends paid deduction of $78.9 million, the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $11.9 million, a release of valuation allowances on certain of our foreign net operating losses of $4.3 million as a result of the merger of certain of our foreign subsidiaries, partially offset by the impact of the Tax Reform Legislation of $24.8 million (reflecting the impact of the Deemed Repatriation Transition Tax, partially offset by the impact of the U.S. Federal Rate Reduction).
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
Gain on Sale of Real Estate, Net of Tax
Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2017 was $1.6 million and consisted primarily of the sale of land and a building in the United States for net proceeds of approximately $12.7 million. Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2016 was $2.2 million, associated with the sale of certain land and buildings in North America. Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2015 was $0.9 million, associated with the sale of a building in the United Kingdom.
INCOME FROM CONTINUING OPERATIONS and ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations and Adjusted EBITDA:

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2017
Income from Continuing Operations	$103,880	$191,723	$87,843	84.6%
Income from Continuing Operations as a percentage of Consolidated Revenue	3.0%	5.0%
Adjusted EBITDA	$1,087,288	$1,260,196	$172,908	15.9%
Adjusted EBITDA Margin	31.0%	32.8%

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2016
Income from Continuing Operations	$125,203	$103,880	$(21,323)	(17.0)%
Income from Continuing Operations as a percentage of Consolidated Revenue	4.2%	3.0%
Adjusted EBITDA	$920,005	$1,087,288	$167,283	18.2%
Adjusted EBITDA Margin	30.6%	31.0%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net of tax was $(6.3) million and $3.4 million for the years ended December 31, 2017 and 2016, respectively, primarily related to the operations of the Recall Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report).
NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $1.6 million, $2.4 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
During the fourth quarter of 2017, as a result of changes in the management of our entertainment storage and services business, we reassessed the composition of our reportable operating segments. As a result of this reassessment, we determined that our entertainment storage and services businesses in the United States and Canada, which were previously included within our North American Data Management Business segment, were now being managed in conjunction with our entertainment storage and services businesses in France, Hong Kong, the Netherlands and the United Kingdom (the majority of which were acquired in the third quarter of 2017 as part of the Bonded Transaction) as a component of our Adjacent Businesses operating segment which is included within our Corporate and Other Business reportable operating segment.

Additionally, during the fourth quarter of 2017, we determined that our global data center business was now being managed as a separate reportable operating segment, rather than as a component of our Adjacent Businesses operating segment. We now present our Global Data Center Business operating segment as a separate reportable operating segment.

As a result of the changes noted above, previously reported segment information has been restated to conform to the current presentation. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$1,150,646	$1,221,495	$70,849	6.2%	5.9%	3.2%
Service	780,053	828,851	48,798	6.3%	6.0%	1.1%
Segment Revenue	$1,930,699	$2,050,346	$119,647	6.2%	6.0%	2.4%
Segment Adjusted EBITDA(1)	$775,717	$884,158	$108,441
Segment Adjusted EBITDA Margin(1)(2)	40.2%	43.1%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2015	2016		Actual
Storage Rental	$1,077,305	$1,150,646	$73,341	6.8%	7.2%	1.0%
Service	698,060	780,053	81,993	11.7%	12.3%	1.0%
Segment Revenue	$1,775,365	$1,930,699	$155,334	8.7%	9.2%	1.0%
Segment Adjusted EBITDA(1)	$714,639	$775,717	$61,078
Segment Adjusted EBITDA Margin(1)(2)	40.3%	40.2%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the year ended December 31, 2017, reported revenue in our North American Records and Information Management Business segment increased 6.2% compared to the year ended December 31, 2016, primarily due to the favorable net impact of acquisitions/divestitures and internal revenue growth. The net impact of acquisitions/divestitures contributed 3.6% to the reported revenue growth rate in our North American Records and Information Management Business segment for the year ended December 31, 2017 compared to the prior year period, driven by our acquisition of Recall. Internal revenue growth of 2.4% in the year ended December 31, 2017 was primarily the result of (i) internal storage rental revenue growth of 3.2% in the year ended December 31, 2017, due to net price increases and (ii) internal service revenue growth of 1.1% in the year ended December 31, 2017, driven by growth in secure shredding revenues, in part due to higher recycled paper prices, partially offset by a decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA margin increased 290 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as lower professional fees.

For the year ended December 31, 2016, reported revenue in our North American Records and Information Management Business segment increased 8.7% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 8.2% to the reported revenue growth rate in our North American Records and Information Management Business segment for the year ended December 31, 2016 compared to the prior year period, primarily driven by our acquisition of Recall. The internal revenue growth in the year ended December 31, 2016 was primarily the result of internal storage rental revenue growth of 1.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, as well as internal service revenue growth of 1.0% in the year ended December 31, 2016 compared to the year ended December 31, 2015, which was driven by special project revenue recognized in the first quarter of 2016 and growth in secure shredding revenues, as well as the stabilization in recent periods of the decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA margin decreased 10 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by increased wages and benefits, rent expense and building maintenance and transportation costs, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as a decrease in bad debt expense and professional fees.

North American Data Management Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$264,148	$276,416	$12,268	4.6%	4.5%	2.4%
Service	128,666	125,224	(3,442)	(2.7)%	(2.8)%	(7.8)%
Segment Revenue	$392,814	$401,640	$8,826	2.2%	2.1%	(1.0)%
Segment Adjusted EBITDA(1)	$224,522	$223,324	$(1,198)
Segment Adjusted EBITDA Margin(1)(2)	57.2%	55.6%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$246,744	$264,148	$17,404	7.1%	7.3%	1.9%
Service	130,561	128,666	(1,895)	(1.5)%	(1.2)%	(10.2)%
Segment Revenue	$377,305	$392,814	$15,509	4.1%	4.3%	(2.3)%
Segment Adjusted EBITDA(1)	$203,237	$224,522	$21,285
Segment Adjusted EBITDA Margin(1)(2)	53.9%	57.2%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the year ended December 31, 2017, reported revenue in our North American Data Management Business segment increased 2.2%, compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures. The net impact of acquisitions/divestitures contributed 3.1% to the reported revenue growth rates in our North American Data Management Business segment for the year ended December 31, 2017, compared to the prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth of 1.0% for the year ended December 31, 2017 was primarily attributable to negative internal service revenue growth of 7.8% for the year ended December 31, 2017 due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 2.4% in the year ended December 31, 2017, primarily attributable to volume increases. Adjusted EBITDA margin decreased 160 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by an increase in selling, general and administrative expenses, partially attributable to investments associated with product management and development.

For the year ended December 31, 2016, reported revenue in our North American Data Management Business segment increased 4.1% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 6.6% to the reported revenue growth rates in our North American Data Management Business segment for the year ended December 31, 2016, compared to the prior year period, primarily driven by our acquisition of Recall. The negative internal revenue growth for the year ended December 31, 2016 was primarily attributable to negative internal service revenue growth of 10.2% for the year ended December 31, 2016, which was due to continued declines in service revenue activity levels as the storage business becomes more archival in nature, partially offset by internal storage rental revenue growth of 1.9% in the year ended December 31, 2016, primarily attributable to volume increases. Adjusted EBITDA margin increased 330 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by lower selling, general and administrative expenses, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall.

Western European Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$275,659	$303,205	$27,546	10.0%	11.4%	2.3%
Service	178,552	198,537	19,985	11.2%	12.0%	1.4%
Segment Revenue	$454,211	$501,742	$47,531	10.5%	11.6%	2.0%
Segment Adjusted EBITDA(1)	$137,506	$160,024	$22,518
Segment Adjusted EBITDA Margin(1)(2)	30.3%	31.9%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$239,257	$275,659	$36,402	15.2%	24.5%	0.8%
Service	158,256	178,552	20,296	12.8%	21.4%	(5.6)%
Segment Revenue	$397,513	$454,211	$56,698	14.3%	23.2%	(1.7)%
Segment Adjusted EBITDA(1)	$120,649	$137,506	$16,857
Segment Adjusted EBITDA Margin(1)(2)	30.4%	30.3%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the year ended December 31, 2017, reported revenue in our Western European Business segment increased 10.5%, compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures and internal revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 9.6% to the reported revenue growth rates in our Western European Business segment for the year ended December 31, 2017, compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2017 was 2.0%, primarily attributable to internal storage rental revenue growth of 2.3% for the year ended December 31, 2017, primarily associated with volume increases. For the year ended December 31, 2017, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 1.1%, compared to the prior year period due to the weakening of the British pound sterling against the United States dollar. Adjusted EBITDA margin increased 160 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by a decrease in selling, general and administrative expenses as a percentage of segment revenue, associated with wages and benefits growing at a lower rate than revenue as a result of the Transformation Initiative and synergies associated with our acquisition of Recall.

For the year ended December 31, 2016, reported revenue in our Western European Business segment increased 14.3% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the net impact of acquisitions/ divestitures was partially offset by negative internal revenue growth and unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 24.9% to the reported revenue growth rates in our Western European Business segment for the year ended December 31, 2016 compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2016 was negative 1.7%, primarily attributable to negative internal service revenue growth of 5.6% for the year ended December 31, 2016, which was due to reduced retrieval/refile activity and a related decrease in transportation revenues. For the year ended December 31, 2016, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 8.9% compared to the prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin decreased 10 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by an increase in cost of sales as a percentage of segment revenue, primarily associated with increased wages and benefits and rent expense, partially offset by a decrease in selling, general and administrative expenses as a percentage of segment revenue, primarily associated with wages and benefits growing at a lower rate than revenues, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, and lower professional fees.

Other International Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$393,005	$493,118	$100,113	25.5%	21.9%	6.6%
Service	259,511	291,737	32,226	12.4%	9.2%	(0.7)%
Segment Revenue	$652,516	$784,855	$132,339	20.3%	16.9%	3.7%
Segment Adjusted EBITDA(1)	$169,042	$226,430	$57,388
Segment Adjusted EBITDA Margin(1)(2)	25.9%	28.8%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$245,154	$393,005	$147,851	60.3%	71.9%	8.5%
Service	176,206	259,511	83,305	47.3%	59.0%	4.9%
Segment Revenue	$421,360	$652,516	$231,156	54.9%	66.5%	7.0%
Segment Adjusted EBITDA(1)	$87,341	$169,042	$81,701
Segment Adjusted EBITDA Margin(1)(2)	20.7%	25.9%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the year ended December 31, 2017, reported revenue in our Other International Business segment increased 20.3% compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 13.2% to the reported revenue growth rate in our Other International Business segment for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2017 was 3.7%, supported by 6.6% internal storage rental revenue growth, primarily due to volume increases, partially offset by negative 0.7% internal service revenue growth, primarily due to decreased project activity. Foreign currency fluctuations in the year ended December 31, 2017 resulted in increased revenue, as measured in United States dollars, of approximately 3.4% compared to the prior year period, primarily due to the strengthening of the Australian dollar, Brazilian real and Euro against the United States dollar. Adjusted EBITDA margin increased 290 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a higher margin business in Australia as a result of our acquisition of Recall and to a lesser extent, synergies associated with our acquisition of Recall.

For the year ended December 31, 2016, reported revenue in our Other International Business segment increased 54.9% compared to the year ended December 31, 2015. In the year ended December 31, 2016, the favorable net impact of acquisitions/divestitures and internal revenue growth were partially offset by unfavorable fluctuations in foreign currency exchange rates compared to the year ended December 31, 2015. The net impact of acquisitions/divestitures contributed 59.5% to the reported revenue growth rates in our Other International Business segment for the year ended December 31, 2016 compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2016 was 7.0%, supported by 8.5% internal storage rental revenue growth. Foreign currency fluctuations in the year ended December 31, 2016 resulted in decreased revenue, as measured in United States dollars, of approximately 11.6% as compared to the prior year period, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 520 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily a result of a decrease in selling, general and administrative expenses as a percentage of segment revenue and a decrease in cost of sales as a percentage of segment revenue, primarily associated with compensation growing at a lower rate than revenue, as well as lower professional fees.

Global Data Center Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$22,026	$35,839	$13,813	62.7%	62.7%	29.0%
Service	2,223	1,855	(368)	(16.6)%	(16.6)%	(24.8)%
Segment Revenue	$24,249	$37,694	$13,445	55.4%	55.4%	24.0%
Segment Adjusted EBITDA(1)	$6,212	$11,275	$5,063
Segment Adjusted EBITDA Margin(1)(2)	25.6%	29.9%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$17,660	$22,026	$4,366	24.7%	24.7%	24.7%
Service	1,405	2,223	818	58.2%	58.2%	58.2%
Segment Revenue	$19,065	$24,249	$5,184	27.2%	27.2%	27.2%
Segment Adjusted EBITDA(1)	$1,860	$6,212	$4,352
Segment Adjusted EBITDA Margin(1)(2)	9.8%	25.6%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the year ended December 31, 2017, reported revenue in our Global Data Center Business segment increased 55.4% compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures and internal revenue growth. The net impact of acquisitions/divestitures contributed 31.4% to the reported revenue growth rate in our Global Data Center Business segment for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Mag Datacenters LLC, which operated Fortrust. Internal revenue growth for the year ended December 31, 2017 was 24.0%, supported by 29.0% internal storage rental revenue growth. Internal storage rental revenue growth and total internal revenue growth benefited by approximately 14.3% and 13.0%, respectively, from a $4.2 million customer termination fee in the second quarter of 2017. Adjusted EBITDA margin increased 430 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the customer termination fee mentioned above.

For the year ended December 31, 2016, reported revenue in our Global Data Center Business segment increased 27.2% compared to the year ended December 31, 2015, due to internal revenue growth. Internal revenue growth for the year ended December 31, 2016 was 27.2%, supported by 24.7% internal storage rental revenue growth. Adjusted EBITDA margin increased 1,580 basis points during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to revenue growth.

Corporate and Other Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$37,421	$47,484	$10,063	26.9%	26.9%	4.0%
Service	19,543	21,817	2,274	11.6%	11.6%	(8.7)%
Segment Revenue	$56,964	$69,301	$12,337	21.7%	21.7%	(0.3)%
Segment Adjusted EBITDA(1)	$(225,711)	$(245,015)	$(19,304)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.4)%	(6.4)%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2015	2016
Storage Rental	$11,777	$37,421	$25,644	217.7%	217.7%	11.3%
Service	5,591	19,543	13,952	249.5%	249.5%	9.7%
Segment Revenue	$17,368	$56,964	$39,596	228.0%	228.0%	10.9%
Segment Adjusted EBITDA(1)	$(207,721)	$(225,711)	$(17,990)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.4)%
_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Annual Report for the definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe this non-GAAP measure provides relevant and useful information to our current and potential investors.

During the year ended December 31, 2017, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues remained unchanged from the year ended December 31, 2016 at 6.4%. Adjusted EBITDA in the Corporate and Other Business segment decreased $19.3 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by an increase in information technology expenses associated with our acquisition of Recall, professional fees associated with our innovation investments and $3.5 million of costs associated with natural disasters, primarily Hurricane Maria, which damaged certain of our facilities in Puerto Rico in the third quarter of 2017.
For the year ended December 31, 2016, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenue improved 50 basis points compared to the year ended December 31, 2015. Adjusted EBITDA in the Corporate and Other Business segment decreased $18.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by the impact of the Recall Transaction, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. Adjusted EBITDA in our Corporate and Other Business segment includes approximately $23.3 million of incremental expenses associated with Recall for the year ended December 31, 2016.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2015	2016	2017
Cash flows from operating activities—continuing operations	$541,760	$541,216	$724,259
Cash flows from investing activities—continuing operations	(456,646)	(632,703)	(599,448)
Cash flows from financing activities—continuing operations	(108,511)	125,373	540,425
Cash and cash equivalents at the end of year	128,381	236,484	925,699
Net cash provided by operating activities from continuing operations was $724.3 million for the year ended December 31, 2017 compared to $541.2 million for the year ended December 31, 2016. The $183.0 million year-over-year increase in cash flows from operating activities resulted from an increase in net income (including non-cash charges and realized foreign exchange losses) of $224.2 million, offset by an increase in cash used in working capital of $41.2 million, primarily related to the timing of payments associated with our accounts payable year-over-year.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired), acquisition of customer relationships and customer inducements during the year ended December 31, 2017 amounted to $343.1 million, $219.7 million, $55.1 million and $20.1 million, respectively. For the year ended December 31, 2017, these expenditures were primarily funded with cash flows from operations, as well as through borrowings under both our Former Revolving Credit Facility and the Revolving Credit Facility (each as defined below), as well as the issuance of the Euro Notes. Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures on real estate and non-real estate maintenance as well as non-real estate investment to be approximately $155.0 million to $165.0 million, our capital expenditures on our data center business to be approximately $185.0 million, and our capital expenditures on real estate investment and innovation to be approximately $150.0 million to $160.0 million in the year ending December 31, 2018.

Net cash provided by financing activities from continuing operations was $540.4 million for the year ended December 31, 2017, consisting primarily of net proceeds of $910.1 million associated with the issuance and retirement of senior notes, net proceeds of $516.5 million associated with the Equity Offering and net proceeds of $58.6 million associated with the At The Market (ATM) Equity Program, partially offset by the net payments of $512.6 million under both the Former Revolving Credit Facility and Revolving Credit Facility (each as defined below), the payment of dividends in the amount of $440.0 million on our common stock and the payment of $14.2 million for debt and equity issuance costs.

As of December 31, 2017, pending their use to finance the purchase price of the IODC Transaction, the net proceeds of the Equity Offering, together with the net proceeds from the 5 1/4% Notes, were used to temporarily repay approximately $807.0 million of borrowings under our Revolving Credit Facility and invest approximately $524.0 million in money market funds.

Capital Expenditures
The following table presents our capital spend for 2015, 2016 and 2017 organized by the type of the spending as described in the "Our Business Fundamentals" section of "Item 1. Business" included in this Annual Report. We now separately identify two additional capital expenditure categories, Innovation and Growth Investment Capital Spend (previously included within Non-Real Estate Investment) and Data Center Capital Spend (previously included primarily in Real Estate Investment and Non-Real Estate Investment). We have reclassified the categorization of our prior year capital expenditures to conform with our current presentation.

	Year Ended December 31,
Nature of Capital Spend (in thousands)	2015	2016	2017
Real Estate:
Investment	$151,695	$133,079	$139,822
Maintenance	52,826	63,543	77,660
Total Real Estate Capital Spend	204,521	196,622	217,482
Non-Real Estate:
Investment	46,411	40,509	56,297
Maintenance	23,372	20,642	29,721
Total Non-Real Estate Capital Spend	69,783	61,151	86,018
Data Center Investment and Maintenance Capital Spend	20,624	72,728	92,597
Innovation and Growth Investment Capital Spend	—	8,573	20,583
Total Capital Spend (on accrual basis)	294,928	339,074	416,680
Net (decrease) increase in prepaid capital expenditures	(362)	374	1,629
Net (increase) decrease accrued capital expenditures	(4,317)	(10,845)	(75,178)
Total Capital Spend (on cash basis)	$290,249	$328,603	$343,131
_______________________________________________________________________________

(1)	The amount at December 31, 2017 includes approximately $66,800 related to a capital lease associated with our data center in Manassas, Virginia.
Dividends
See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report for information on dividends.
Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2017 relate to cash and cash equivalents held on deposit with seven global banks and 12 "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2017, our cash and cash equivalents balance was $925.7 million, which included money market funds amounting to $585.0 million and time deposits amounting to $24.5 million.

Our consolidated debt as of December 31, 2017 comprised the following (in thousands):

	December 31, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility(1)	$466,593	$(14,407)	$452,186
Term Loan(1)	243,750	—	243,750
Australian Dollar Term Loan (the "AUD Term Loan")(2)	187,504	(3,382)	184,122
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(3)(4)	500,000	(5,874)	494,126
6% Senior Notes due 2023 (3)	600,000	(6,224)	593,776
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(4)(5)	199,171	(3,295)	195,876
5 3/4% Senior Subordinated Notes due 2024(3)	1,000,000	(9,156)	990,844
3% Euro Senior Notes due 2025 (the "Euro Notes")(3)(4)	359,386	(4,691)	354,695
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(4)(6)	539,702	(7,718)	531,984
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(4)(7)	250,000	(3,615)	246,385
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(3)(4)	1,000,000	(13,866)	986,134
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(3)(4)	825,000	(11,817)	813,183
Real Estate Mortgages, Capital Leases and Other(8)	649,432	(566)	648,866
Accounts Receivable Securitization Program(9)	258,973	(356)	258,617
Mortgage Securitization Program(10)	50,000	(1,273)	48,727
Total Long-term Debt	7,129,511	(86,240)	7,043,271
Less Current Portion	(146,300)	—	(146,300)
Long-term Debt, Net of Current Portion	$6,983,211	$(86,240)	$6,896,971
_______________________________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations, ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility.

(2)	The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1.5 million as of December 31, 2017.

(3)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC, IM UK (as defined below), the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(4)
The 4 3/8% Notes, the Euro Notes, the GBP Notes due 2025, the CAD Notes due 2023, the 5 3/8% Notes, the 4 7/8% Notes and the 5 1/4% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(5)
Canada Company is the direct obligor on the CAD Notes due 2023, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(6)
Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes due 2025, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(7)
Iron Mountain US Holdings, Inc., one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report.

(8)
Includes (i) real estate mortgages of $20.2 million, (ii) capital lease obligations of $436.3 million, and (iii) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $193.0 million.

(9)	The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program.

(10)	Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary") is the obligor under this program.
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
The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750.0 million. The Term Loan is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on August 21, 2022.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2017, we had $466.6 million and $243.8 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $466.6 million of outstanding borrowings under the Revolving Credit Facility, $465.0 million was denominated in United States dollars and 2.0 million was denominated in Canadian dollars. In addition, we also had various outstanding letters of credit totaling $52.8 million under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,230.6 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.4% as of December 31, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.5% and ranged from 3.4% to 5.5% as of December 31, 2017 and the interest rate in effect under the Term Loan as of December 31, 2017 was 3.5%.

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
Our leverage and fixed charge coverage ratios under the Former Credit Agreement as of December 31, 2016 and the Credit Agreement as of December 31, 2017, as well as our leverage ratio under our indentures as of December 31, 2016 and 2017 are as follows:

	December 31, 2016	December 31, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.0	Maximum allowable of 6.5(1)(2)
Net secured debt lease adjusted leverage ratio	2.7	1.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.8	Maximum allowable of 6.5-7.0(3)(4)
Fixed charge coverage ratio	2.4	2.1	Minimum allowable of 1.5
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

(2)
The definition of the net total lease adjusted leverage ratio was modified under the Credit Agreement. The net total lease adjusted leverage ratio at December 31, 2017 was calculated as defined in the Credit Agreement, while the net total lease adjusted leverage ratio at December 31, 2016 was calculated as defined in the Former Credit Agreement. Had the net total lease adjusted leverage ratio at December 31, 2016 been calculated as defined in the Credit Agreement it would have been 5.4.

(3)
The maximum allowable leverage ratio under our indenture for the 4 7/8% Notes, the GBP Notes due 2025 and the 5 1/4% Notes is 7.0. For all other notes the maximum allowable leverage ratio is 6.5. In certain instances, as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

(4)
At December 31, 2017, a portion of the net proceeds from the 5 1/4% Notes, together with a portion of the net proceeds of the Equity Offering, were used to temporarily repay approximately $807.0 million of outstanding indebtedness under our Revolving Credit Facility until the closing of the IODC Transaction, which occurred on January 10, 2018 (as described in Note 6 in Notes to Consolidated Financial Statements included in this Annual Report). The bond leverage ratio at December 31, 2017 is calculated based on our outstanding indebtedness at this date, which reflects the temporary repayment of the Revolving Credit Facility.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
b. 2017 Issuances
In May 2017, IMI completed a private offering of 300.0 million Euros in aggregate principal amount of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296.3 million Euros (or $332.7 million, based upon the exchange rate between the Euro and the United States dollar on May 23, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers, were used to repay outstanding borrowings under the Former Revolving Credit Facility.
In September 2017, IMI completed a private offering of $1,000.0 million in aggregate principal amount of the 4 7/8% Notes, which were issued at par. The net proceeds of approximately $987.5 million from the 4 7/8% Notes after deducting discounts to the initial purchasers, together with borrowings under the Revolving Credit Facility, were used to fund the redemption of all of the 6% Notes due 2020.
In November 2017, IM UK completed a private offering of 400.0 million British pounds sterling in aggregate principal amount of the GBP Notes due 2025, which were issued at par. The net proceeds to IM UK of 395.0 million British pounds sterling (or $522.1 million, based upon the exchange rate between the British pounds sterling and the United States dollar on November 13, 2017 (the settlement date for the GBP Notes due 2025)), after deducting discounts to the initial purchasers, were used, together with borrowings under the Revolving Credit Facility, to fund the redemption of all the GBP Notes due 2022.
In December 2017, IMI completed a private offering of $825.0 million in aggregate principal amount of the 5 1/4% Notes. The 5 1/4% Notes were issued at par. The net proceeds of approximately $814.7 million from the 5 1/4% Notes after deducting discounts to the initial purchasers, together with the net proceeds from the Equity Offering and the Over-Allotment Option were used to finance the purchase price of the IODC Transaction, which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds from the 5 1/4% Notes, together with the net proceeds of the Equity Offering, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.
c. 2017 Redemptions
In August 2017, we redeemed all of the 200.0 million Canadian dollars in aggregate principal outstanding of the CAD Notes due 2021 (approximately $157.5 million, based upon the exchange rate between the Canadian dollar and the United States dollar on August 15, 2017 (the redemption date for the CAD Notes due 2021)) at 103.063% of par, plus accrued and unpaid interest to, but excluding the redemption date, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge of $6.4 million to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.
In September 2017, we redeemed all of the $1,000.0 million in aggregate principal outstanding of the 6% Notes due 2020 at 103.155% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $41.7 million to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.
In November 2017, we redeemed all of the GBP Notes due 2022 at 104.594% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $30.1 million to other expense (income), net in the fourth quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.

d. Accounts Receivable Securitization Program
In March 2015, we entered into a $250.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. Iron Mountain Information Management, LLC ("IMIM") retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $247.0 million. The interest rate in effect under the Accounts Receivable Securitization Program was 1.7% as of December 31, 2016.
On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250.0 million to $275.0 million and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As of December 31, 2017, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $259.0 million. The interest rate in effect under the Accounts Receivable Securitization Program was 2.2% as of December 31, 2017. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
e. Cash Pooling
Subsequent to the closing of the Recall Transaction, certain of our international subsidiaries began participating in a cash pooling arrangement (the “Cash Pool”) with Bank Mendes Gans (“BMG”) in order to help manage global liquidity requirements. The Cash Pool allows participating subsidiaries to receive credit for cash balances deposited by participating subsidiaries in BMG accounts. Under the Cash Pool, cash deposited by participating subsidiaries with BMG is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on the debit balances based on an applicable rate as defined in the Cash Pool agreement. At December 31, 2016, we had a net cash position of approximately $1.7 million (consisting of a gross cash position of approximately $69.5 million less outstanding debit balances of approximately $67.8 million by participating subsidiaries).
During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10.0 million. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of December 31, 2017, we had a net cash position of approximately $5.7 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $383.7 million less outstanding debit balances of approximately $378.0 million by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229.6 million less outstanding debit balances of approximately $229.6 million by participating subsidiaries). The net cash position balances as of December 31, 2016 and 2017 are reflected as cash and cash equivalents in the Consolidated Balance Sheets.
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
Equity Financing
a. At The Market (ATM) Equity Program
In October 2017, we entered into the Distribution Agreement with the Agents pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the At The Market (ATM) Equity Program. Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our data center business and adjacent businesses through acquisitions, and repaying amounts outstanding from time to time under the Revolving Credit Facility.
During the quarter ended December 31, 2017 under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of $60.0 million, generating net proceeds of $59.1 million, after deducting commissions of $0.9 million. As of December 31, 2017, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $440.0 million.
b. Equity Offering
On December 12, 2017, we entered into the Underwriting Agreement with the Underwriters related to the Equity Offering. The offering price to the public for the Equity Offering was $37.00 per share, and we agreed to pay the Underwriters an underwriting commission of $1.38195 per share. The net proceeds to us from the Equity Offering, after deducting underwriters' commissions, was $516.5 million.
Pursuant to the Underwriting Agreement, we granted the Underwriters the Over-Allotment Option. On January 10, 2018, the Underwriters exercised the Over-Allotment Option in its entirety. The net proceeds to us from the exercise of the Over-Allotment Option, after deducting underwriters' commissions and the per share value of the dividend that we declared on our common stock, with the record date on December 15, 2017 and which was paid on January 2, 2018, was approximately $76.2 million. The net proceeds of the Equity Offering and the Over-Allotment Option, together with the net proceeds from the issuance of the 5¼% Notes, were used to finance the purchase price of the IODC Transaction, which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds of the Equity Offering, together with the net proceeds from the 5 1/4% Notes, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.
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

The following table presents the operating and capital expenditures associated with the Recall Transaction incurred for the years ended December 31, 2015, 2016 and 2017 and the cumulative amount incurred through December 31, 2017 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Cumulative Total
Recall Costs	$47,014	$131,944	$84,901	$263,859
Recall Capital Expenditures	65	18,391	31,441	49,897
Total	$47,079	$150,335	$116,342	$313,756
b. Noteworthy 2017 Acquisitions
In November 2016, we entered into a binding agreement to acquire the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the storage and information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15.2 million Euros (approximately $16.0 million, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13.5 million Euros (or approximately $14.2 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction.
During the first half of 2017, we acquired, in two separate transactions, (i) the storage and information management assets and operations of Santa Fe in Macau and South Korea, and (ii) the storage and information management assets and operations of Santa Fe in India, Indonesia and the Philippines (collectively, the “2017 Santa Fe Transaction”) for approximately 11.7 million Euros (or approximately $13.0 million, based upon the exchange rate between the United States dollar and the Euro on the closing dates of the respective transactions).
In November 2017, in order to expand our existing operations in China, we entered into an agreement to acquire (i) the storage and information management assets and operations of Santa Fe in China (the “Santa Fe China Transaction”) for approximately 14.0 million Euros and (ii) certain real estate property located in Beijing, China owned by Santa Fe (the “Beijing Property”) for approximately 9.0 million Euros, representing a total purchase price of approximately 23.0 million Euros, subject to customary purchase price adjustments. On December 29, 2017, we closed on the Santa Fe China Transaction. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we have accrued for the purchase price of the Santa Fe China Transaction (which was approximately $16.8 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of the Santa Fe China Transaction) in our consolidated balance sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of current portion of long-term debt in our consolidated balance sheet as of December 31, 2017. We expect to close the acquisition of the Beijing Property during the first half of 2018. The completion of the acquisition of the Beijing Property is subject to closing conditions; accordingly, we can provide no assurances that we will be able to complete the acquisition of the Beijing Property, that it will not be delayed or that the terms will remain the same.
In June 2017, in order to expand our presence in Peru, we acquired the storage and information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A, two records and storage and information management companies with operations in Peru, for approximately $14.7 million.

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus for approximately 24.9 million Euros (or approximately $28.5 million, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In September 2017, in order to expand our data center operations in the United States, we acquired Mag Datacenters LLC, which operated Fortrust, a private data center business with operations in Denver, Colorado (the “Fortrust Transaction”). At the closing of the Fortrust Transaction, we paid approximately $54.5 million in cash (the "Fortrust Cash Consideration") and issued 2.2 million shares of our common stock (the "Fortrust Stock Consideration"). The shares of our common stock issued to the former owners of Fortrust in connection with the Fortrust Transaction contain certain restrictions that impact the marketability of such shares for a period of six months following the closing date of the Fortrust Transaction (the “Lack of Marketability Restriction”). The 2.2 million shares issued as part of the Fortrust Stock Consideration were valued at approximately $37.84 per share, which represents the closing price of our common stock as of August 31, 2017 (the last day of trading on the NYSE prior to the closing of the Fortrust Transaction), discounted for the Lack of Marketability Restriction, resulting in a total purchase price (including the Fortrust Cash Consideration and the Fortrust Stock Consideration) of approximately $137.5 million.

In September 2017, in order to expand our existing entertainment storage and services operations in the United States and to expand our entertainment storage and services operations into Canada, France, Hong Kong, the Netherlands and the United Kingdom, we acquired Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd., providers of media asset storage and management services for global entertainment and media companies (the “Bonded Transaction”), for approximately 62.0 million British pounds sterling (or approximately $83.0 million, based upon the exchange rate between the British pound sterling and the United States dollar on September 29, 2017, the closing date of the Bonded Transaction).

In October 2017, in order to expand our presence in India, we acquired OEC Records Management, a storage and information management company with operations in India for approximately $19.3 million.

In addition to the transactions noted above, during 2017, in order to enhance our existing operations in the United States, Greece and South Africa and to expand our operations into the United Arab Emirates, we completed the acquisition of five storage and records management companies, one storage and data management company and one art storage company for total consideration of approximately $22.7 million. The individual purchase prices of these acquisitions were each less than $5.0 million.

c. Acquisitions Closed or Expected to Close in 2018

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,340.0 million of total consideration, including the Initial IODC Consideration and the IODC Contingent Consideration. The proceeds for the IODC Transaction were provided by the Equity Offering, the Over-Allotment Option and the issuance of the 5¼% Notes. At December 31, 2017, the net proceeds from the 5 1/4% Notes and the Equity Offering were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds. At the closing of the IODC Transaction, we utilized the cash in the money market funds and additional borrowings under our Revolving Credit Facility to finance the purchase price of the IODC Transaction.
In October 2017, we entered into agreements to acquire two data centers located in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for an aggregate cash purchase price of approximately $100.0 million (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, we will take ownership of both data center facilities, with Credit Suisse entering into a long-term lease with us to maintain existing data center operations. The completion of the Credit Suisse Transaction is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the Credit Suisse Transaction, that the Credit Suisse Transaction will not be delayed or that the terms will remain the same. We expect to close the Credit Suisse Transaction during the first half of 2018.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$436,285	$57,902	$89,276	$61,217	$227,890
Long-Term Debt Obligations (excluding Capital Lease Obligations)	6,694,771	88,398	418,365	1,363,630	4,824,378
Interest Payments(1)	2,371,769	344,207	644,351	578,874	804,337
Operating Lease Obligations(2)	2,566,891	313,922	563,408	467,533	1,222,028
Purchase and Asset Retirement Obligations	145,706	78,368	30,512	7,881	28,945
Total(3)(4)	$12,215,422	$882,797	$1,745,912	$2,479,135	$7,107,578
_______________________________________________________________________________

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2017; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report. Amounts also include interest on capital leases.

(2)
These amounts are net of sublease income of $36.4 million in total (including $7.5 million, $10.9 million, $8.7 million and $9.3 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)	The table above excludes $38.5 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

(4)
The table above excludes $91.4 million of redeemable noncontrolling interests, which represents the estimated redemption value of the redeemable noncontrolling interests in our consolidated subsidiaries in Chile, India and South Africa. This table also excludes purchase commitments associated with acquisitions closed or expected to close in 2018.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, cash on hand, borrowings under the Credit Agreement and other financings (including the issuance of equity under our At The Market (ATM) Equity Program). We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio, primarily as a result of costs incurred to fund the REIT conversion, the Recall Transaction and, more recently, the IODC Transaction. We expect our leverage ratio to reduce over time through effective capital allocation strategies and business growth.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Net Operating Losses
We have federal net operating loss carryforwards, which expire from 2023 through 2036, of $66.3 million at December 31, 2017 to reduce future federal taxable income, of which $1.7 million of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2018 through 2036, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $103.6 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 59%.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2017 relate to cash and cash equivalents held on deposit with seven global banks and 12 "Triple A" rated money market funds, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50.0 million or in any one financial institution to a maximum of $75.0 million. As of December 31, 2017, our cash and cash equivalents balance was $925.7 million, which included money market funds amounting to $585.0 million and time deposits amounting to $24.5 million.
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
As of December 31, 2017, we had $1,354.5 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 4.4%, and $5,775.0 million of fixed rate debt outstanding. As of December 31, 2017, approximately 81% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2017 would have been reduced by approximately $15.0 million. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2017.
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

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada, Australia, and continental Europe. IM UK has financed a portion of its capital needs through the issuance in British pounds sterling of the GBP Notes due 2025. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. Similarly, Canada Company has financed a portion of its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and through the issuance of the CAD Notes due 2023. This creates a tax efficient natural currency hedge. During the year ended December 31, 2017, we designated a portion of the Euro Notes and our Euro denominated borrowings by IMI under the Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $15.0 million ($15.0 million, net of tax) of foreign exchange losses related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2017. As of December 31, 2017, cumulative net gains of $3.2 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.
Historically, we have entered into forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2017, we had outstanding forward contracts to (i) purchase $138.8 million United States dollars and sell 176.0 million Canadian dollars, (ii) purchase 135.0 million Euros and sell $160.8 million United States dollars and (iii) purchase $114.4 million United States dollars and sell 96.2 million Euros to hedge our foreign exchange exposures. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered as hedges. During the year ended December 31, 2017, cash receipts included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts were $9.1 million. We recorded net gains in connection with forward contracts of $8.3 million, including an unrealized foreign exchange loss of $0.8 million related to the forward contracts in other expense (income), net as of December 31, 2017 in the Consolidated Financial Statements included in this Annual Report. As of December 31, 2017, except as noted above, our currency exposures to intercompany balances are not hedged.
The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2017 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $241.5 million.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is included in Item 15(a) of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2017 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2018

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

As part of our shared service center initiative, we are centralizing certain finance, human resources and IT functions. During the last six months of the year ended December 31, 2017, we implemented significant steps in this plan related to certain accounting, accounts payable, payroll and IT support functions. We have and will continue to align the design and operation of our financial control environment as part of the shared service center initiative.
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits and Financial Statements.
(a) Financial Statements filed as part of this report:

(b)	Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2018
We have served as the Company's auditor since 2002.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2017
ASSETS
Current Assets:
Cash and cash equivalents	$236,484	$925,699
Accounts receivable (less allowances of $44,290 and $46,648 as of
December 31, 2016 and 2017, respectively)	691,249	835,742
Prepaid expenses and other	184,374	188,874
Total Current Assets	1,112,107	1,950,315
Property, Plant and Equipment:
Property, plant and equipment	5,535,783	6,251,100
Less—Accumulated depreciation	(2,452,457)	(2,833,421)
Property, Plant and Equipment, net	3,083,326	3,417,679
Other Assets, net:
Goodwill	3,905,021	4,070,267
Customer relationships and customer inducements	1,252,523	1,400,547
Other	133,823	133,594
Total Other Assets, net	5,291,367	5,604,408
Total Assets	$9,486,800	$10,972,402
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$172,975	$146,300
Accounts payable	222,197	289,137
Accrued expenses	450,257	653,146
Deferred revenue	201,128	241,590
Total Current Liabilities	1,046,557	1,330,173
Long-term Debt, net of current portion	6,078,206	6,896,971
Other Long-term Liabilities	99,540	73,039
Deferred Rent	119,834	126,231
Deferred Income Taxes	151,295	155,728
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.x.)	54,697	91,418
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 263,682,670 shares and 283,110,183 shares as of December 31, 2016 and 2017, respectively)	2,636	2,831
Additional paid-in capital	3,489,795	4,164,562
(Distributions in excess of earnings) Earnings in excess of distributions	(1,343,311)	(1,765,966)
Accumulated other comprehensive items, net	(212,573)	(103,989)
Total Iron Mountain Incorporated Stockholders' Equity	1,936,547	2,297,438
Noncontrolling Interests	124	1,404
Total Equity	1,936,671	2,298,842
Total Liabilities and Equity	$9,486,800	$10,972,402
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2016	2017
Revenues:
Storage rental	$1,837,897	$2,142,905	$2,377,557
Service	1,170,079	1,368,548	1,468,021
Total Revenues	3,007,976	3,511,453	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,290,025	1,567,777	1,685,318
Selling, general and administrative	844,960	988,332	984,965
Depreciation and amortization	345,464	452,326	522,376
Intangible impairments	—	—	3,011
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	3,000	1,412	799
Total Operating Expenses	2,483,449	3,009,847	3,196,469
Operating Income (Loss)	524,527	501,606	649,109
Interest Expense, Net (includes Interest Income of $3,984, $7,558 and $7,659 in 2015, 2016 and 2017, respectively)	263,871	310,662	353,575
Other Expense (Income), Net	98,590	44,300	79,429
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	162,066	146,644	216,105
Provision (Benefit) for Income Taxes	37,713	44,944	25,947
Gain on Sale of Real Estate, Net of Tax	(850)	(2,180)	(1,565)
Income (Loss) from Continuing Operations	125,203	103,880	191,723
Income (Loss) from Discontinued Operations, Net of Tax	—	3,353	(6,291)
Net Income (Loss)	125,203	107,233	185,432
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,962	2,409	1,611
Net Income (Loss) Attributable to Iron Mountain Incorporated	$123,241	$104,824	$183,821
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.59	$0.41	$0.71
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.01	$(0.02)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.58	$0.43	$0.69
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.59	$0.41	$0.71
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$0.01	$(0.02)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.58	$0.42	$0.69
Weighted Average Common Shares Outstanding—Basic	210,764	246,178	265,898
Weighted Average Common Shares Outstanding—Diluted	212,118	247,267	266,845
Dividends Declared per Common Share	$1.9100	$2.0427	$2.2706

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2016	2017
Net Income (Loss)	$125,203	$107,233	$185,432
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(100,970)	(35,641)	108,564
Market Value Adjustments for Securities	(245)	(734)	—
Total Other Comprehensive (Loss) Income	(101,215)	(36,375)	108,564
Comprehensive Income (Loss)	23,988	70,858	293,996
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	633	3,690	1,591
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,355	$67,168	$292,405
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	Earnings in Excess of Distributions (Distributions in Excess of Earnings)	Accumulated Other Comprehensive Items, Net	Noncontrolling Interests	Redeemable Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2014	$869,955	209,818,812	$2,098	$1,588,841	$(659,553)	$(75,031)	$13,600	$—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $327	35,037	1,521,484	15	35,022	—	—	—	—
Parent cash dividends declared	(405,906)	—	—	—	(405,906)	—	—	—
Foreign currency translation adjustment	(100,970)	—	—	—	—	(99,641)	(1,329)	—
Market value adjustments for securities	(245)	—	—	—	—	(245)	—	—
Net income (loss)	125,203	—	—	—	123,241	—	1,962	—
Noncontrolling interests equity contributions	7,590	—	—	—	—	—	7,590	—
Noncontrolling interests dividends	(2,057)	—	—	—	—	—	(2,057)	—
Balance, December 31, 2015	528,607	211,340,296	2,113	1,623,863	(942,218)	(174,917)	19,766	—
Reclassification to redeemable noncontrolling interests	(25,437)	—	—	—	—	—	(25,437)	25,437
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	60,260	2,108,962	21	60,239	—	—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 6)	1,835,026	50,233,412	502	1,834,524	—	—	—	—
Change in value of redeemable noncontrolling interests (see Note 2.x.)	(28,831)	—	—	(28,831)	—	—	—	28,831
Parent cash dividends declared	(505,917)	—	—	—	(505,917)	—	—	—
Foreign currency translation adjustment	(36,056)	—	—	—	—	(36,922)	866	415
Market value adjustments for securities	(734)	—	—	—	—	(734)	—	—
Net income (loss)	106,646	—	—	—	104,824	—	1,822	587
Noncontrolling interests equity contributions	1,299	—	—	—	—	—	1,299	—
Noncontrolling interests dividends	(1,698)	—	—	—	—	—	(1,698)	(573)
Purchase of noncontrolling interests	3,506	—	—	—	—	—	3,506	—
Balance, December 31, 2016	1,936,671	263,682,670	2,636	3,489,795	(1,343,311)	(212,573)	124	54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	43,110	1,252,823	13	43,097	—	—	—	—
Issuance of shares in connection with the Equity Offering, net of underwriting discounts and offering expenses (see Note 13)	515,952	14,500,000	145	515,807	—	—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 13)	58,566	1,481,053	15	58,551	—	—	—	—
Issuance of shares in connection with the Fortrust Transaction (see Note 6)	83,014	2,193,637	22	82,992	—	—	—	—
Change in value of redeemable noncontrolling interests (see Note 2.x.)	(25,680)	—	—	(25,680)	—	—	—	25,680
Parent cash dividends declared	(606,476)	—	—	—	(606,476)	—	—	—
Foreign currency translation adjustment	108,481	—	—	—	—	108,584	(103)	83
Net income (loss)	185,653	—	—	—	183,821	—	1,832	(221)
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(2,051)
Purchase of noncontrolling interests	1,507	—	—	—	—	—	1,507	—
Balance, December 31, 2017	$2,298,842	283,110,183	$2,831	$4,164,562	$(1,765,966)	$(103,989)	$1,404	$91,418
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash Flows from Operating Activities:
Net income (loss)	$125,203	$107,233	$185,432
(Income) loss from discontinued operations	—	(3,353)	6,291
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	301,219	365,526	406,283
Amortization (includes amortization of deferred financing costs and discount of $9,249, $13,151 and $14,962 in 2015, 2016 and 2017, respectively)	53,494	99,951	131,055
Intangible impairments	—	—	3,011
Revenue reduction associated with amortization of permanent withdrawal fees (see Note 2.i.)	11,670	12,217	11,253
Stock-based compensation expense	27,585	28,976	30,019
(Benefit) provision for deferred income taxes	(7,473)	(50,368)	(36,370)
Loss on early extinguishment of debt	27,305	9,283	78,368
Loss (gain) on disposal/write-down of property, plant and equipment, net (including real estate)	1,941	(898)	(766)
Loss on disposal of Iron Mountain Divestments (see Note 14)	—	16,838	—
Gain on Russia and Ukraine Divestment (see Note 14)	—	—	(38,869)
Foreign currency transactions and other, net	44,221	16,624	50,503
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	17,984	(23,206)	(89,653)
Prepaid expenses and other	5,171	(34,274)	(25,281)
Accounts payable	18,017	(50,712)	34,898
Accrued expenses and deferred revenue	(77,469)	51,617	(35,079)
Other assets and long-term liabilities	(7,108)	(4,238)	13,164
Cash Flows from Operating Activities-Continuing Operations	541,760	541,216	724,259
Cash Flows from Operating Activities-Discontinued Operations	—	2,679	(3,291)
Cash Flows from Operating Activities	541,760	543,895	720,968
Cash Flows from Investing Activities:
Capital expenditures	(290,249)	(328,603)	(343,131)
Cash paid for acquisitions, net of cash acquired (see Note 6)	(113,558)	(291,965)	(219,705)
Acquisition of customer relationships	(32,611)	(31,561)	(55,126)
Customer inducements	(22,500)	(19,205)	(20,059)
Net proceeds from Iron Mountain Divestments (see Note 6)	—	30,654	29,236
Proceeds from sales of property and equipment and other, net (including real estate)	2,272	7,977	9,337
Cash Flows from Investing Activities-Continuing Operations	(456,646)	(632,703)	(599,448)
Cash Flows from Investing Activities-Discontinued Operations	—	96,712	—
Cash Flows from Investing Activities	(456,646)	(535,991)	(599,448)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities, bridge facilities and other debt	(10,796,873)	(14,851,440)	(14,429,695)
Proceeds from revolving credit, term loan facilities, bridge facilities and other debt	10,925,709	14,544,388	13,917,055
Early retirement of senior subordinated and senior notes	(814,728)	—	(1,746,856)
Net proceeds from sales of senior notes	985,000	925,443	2,656,948
Debt financing and equity contribution from noncontrolling interests	7,590	1,299	13,230
Debt repayment and equity distribution to noncontrolling interests	(2,016)	(1,765)	(4,151)
Parent cash dividends	(406,508)	(505,871)	(439,999)
Net proceeds associated with the Equity Offering	—	—	516,462
Net proceeds associated with the At The Market (ATM) Program	—	—	59,129
Net proceeds (payments) associated with employee stock-based awards	7,149	31,922	13,095
Excess tax (deficiency) benefits from employee stock-based awards	327	—	—
Payment of debt financing and stock issuance costs	(14,161)	(18,603)	(14,793)
Cash Flows from Financing Activities-Continuing Operations	(108,511)	125,373	540,425
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	(108,511)	125,373	540,425
Effect of Exchange Rates on Cash and Cash Equivalents	(8,015)	(25,174)	27,270
(Decrease) Increase in Cash and Cash Equivalents	(31,412)	108,103	689,215
Cash and Cash Equivalents, including Restricted Cash, Beginning of Year	159,793	128,381	236,484
Cash and Cash Equivalents, including Restricted Cash, End of Year	$128,381	$236,484	$925,699
Supplemental Information:
Cash Paid for Interest	$259,815	$297,122	$368,468
Cash Paid for Income Taxes, Net	$42,440	$69,866	$104,498
Non-Cash Investing and Financing Activities:
Capital Leases	$50,083	$74,881	$166,843
Accrued Capital Expenditures	$51,846	$62,691	$71,098
Accrued Purchase Price and Other Holdbacks (see Note 6)	$—	$—	$20,093
Dividends Payable	$5,950	$5,625	$172,102
Fair Value of Stock Issued for Recall Transaction (see Note 6)	$—	$1,835,026	$—
Fair Value of Initial OSG Investment (see Note 14)	$—	$—	$18,000
Fair Value of Stock Issued for Fortrust Transaction (see Note 6)	$—	$—	$83,014
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
(In thousands, except share and per share data)

1. Nature of Business
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us"). We store records, primarily physical records and data backup media, provide colocation and wholesale data center spaces and provide information management and data center solutions that help organizations in various locations throughout North America, Europe, Latin America, Asia and Africa protect their information, lower storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations.
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.
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
At December 31, 2017, we had approximately $22,167 of restricted cash held by certain financial institutions related to bank guarantees. We adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which is discussed in greater detail in Note 2.w., during the fourth quarter of 2017. Our consolidated statement of cash flows for the years ended December 31, 2015, 2016 and 2017 reflect our adoption of ASU 2016-18.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

d.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive, net components of Iron Mountain Incorporated Stockholders' Equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) our previously outstanding 6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes"), (ii) our 3% Euro Senior Notes due 2025 (the "Euro Notes"), (iii) borrowings in certain foreign currencies under our Revolving Credit Facility and our Former Revolving Credit Facility (each as defined in Note 4) and (iv) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.
The total loss on foreign currency transactions for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Year Ended December 31,
	2015	2016	2017
Total loss on foreign currency transactions	$70,851	$20,413	$43,248
e.    Derivative Instruments and Hedging Activities
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. We had no forward contracts outstanding as of December 31, 2016. As of December 31, 2017, none of our derivative instruments contained credit-risk related contingent features. See Note 3.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

f.    Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

Range
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5
Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2016	2017
Land	$260,059	$314,897
Buildings and building improvements	1,702,448	2,039,902
Leasehold improvements	538,368	592,700
Racking	1,875,771	1,996,594
Warehouse equipment/vehicles	395,595	467,345
Furniture and fixtures	52,836	55,245
Computer hardware and software	588,980	627,571
Construction in progress	121,726	156,846
	$5,535,783	$6,251,100
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.
We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2015, 2016 and 2017, we capitalized $26,201, $16,438 and $25,166 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.
During the year ended December 31, 2016, we wrote off $1,833 of previously deferred software costs within the North American Records and Information Management Business segment associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment (excluding real estate), net in the accompanying Consolidated Statements of Operations. We did not record any write-offs of deferred software costs during the years ended December 31, 2015 and 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2016	2017
Asset Retirement Obligations, beginning of the year	$13,997	$25,488
Liabilities Assumed	10,678	1,990
Liabilities Incurred	687	433
Liabilities Settled	(1,106)	(1,369)
Accretion Expense	1,587	1,538
Foreign Currency Translation Adjustments	(355)	(323)
Asset Retirement Obligations, end of the year	$25,488	$27,757

g.    Long-Lived Assets
We review long-lived assets, including all finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Long-lived assets, including finite-lived intangible assets, are amortized over their useful lives. Annually, or more frequently if events or circumstances warrant, we assess whether a change in the lives over which long-lived assets, including finite-lived intangible assets, are amortized is necessary.
Consolidated loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net was $3,000 for the year ended December 31, 2015 and consisted primarily of losses associated with the write-off of certain property in our Western European Business and North American Records and Information Management Business segments. Consolidated loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net was $1,412 for the year ended December 31, 2016 and consisted primarily of losses associated with the write-off of certain software assets associated with our North American Records and Information Management Business segment. Consolidated loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net was $799 for the year ended December 31, 2017 and consisted primarily of losses associated with the write-off of certain property in our Other International Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Gain on sale of real estate for the year ended December 31, 2015 was $850, net of tax of $209, and consisted primarily of the sale of a building in the United Kingdom. Gain on sale of real estate for the year ended December 31, 2016 was $2,180, net of tax of $130, and consisted primarily of the sale of land and buildings in the United States and Canada. Gain on sale of real estate for the year ended December 31, 2017 was $1,565 and consisted primarily of the sale of land and building in the United States for net proceeds of approximately $12,700.
h.    Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2015 and 2016 and concluded that goodwill was not impaired as of such dates. We have performed our annual goodwill impairment review as of October 1, 2017 and as a result of that review, we determined that the fair value of the Consumer Storage reporting unit (formerly referred to as the Adjacent Businesses - Consumer Storage reporting unit) was less than its carrying value and, therefore, we recorded a $3,011 impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represents a write-off of all goodwill associated with this reporting unit.

The following is a discussion regarding (i) the reporting units at which level we tested goodwill for impairment as of October 1, 2016, (ii) our reporting units as of December 31, 2016 (including the amount of goodwill associated with each reporting unit), (iii) the reporting units at which level we tested goodwill for impairment as of October 1, 2017, and (iv) our reporting units as of December 31, 2017 (including the amount of goodwill associated with each reporting unit). When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based upon their relative fair values.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Analysis - 2016

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2016 were as follows (each as described in our Annual Report on Form 10-K for the year ended December 31, 2016): (1) North American Records and Information Management; (2) North American Secure Shredding; (3) North American Data Management; (4) Adjacent Businesses - Data Centers; (5) Adjacent Businesses - Consumer Storage; (6) Adjacent Businesses - Fine Arts; (7) Western Europe; (8) Northern and Eastern Europe; (9) Latin America; (10) Australia and New Zealand; (11) Southeast Asia; and (12) Africa and India. We concluded that the goodwill for each of these reporting units was not impaired as of such date.
Goodwill by Reporting Unit as of December 31, 2016
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2016 was as follows:

Carrying Value as of December 31, 2016
North American Records and Information Management(1)	$2,122,891
North American Secure Shredding(1)	158,020
North American Data Management(2)	505,690
Adjacent Businesses - Data Centers(3)	—
Adjacent Businesses - Consumer Storage(3)	3,011
Adjacent Businesses - Fine Arts(3)	22,911
Western Europe(4)	349,421
Northern and Eastern Europe(5)	136,431
Latin America(5)	147,782
Australia and New Zealand(5)	274,981
Southeast Asia(5)	162,351
Africa and India(5)	21,532
Total	$3,905,021
_______________________________________________________________________________
(1)    This reporting unit was included in the North American Records and Information Management Business segment.
(2) This reporting unit was included in the North American Data Management Business segment.
(3) This reporting unit was included in the Corporate and Other Business segment.
(4) This reporting unit was included in the Western European Business segment.
(5) This reporting unit was included in the Other International Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Analysis - 2017
a. Changes to Composition of Reporting Units between December 31, 2016 and October 1, 2017
Prior to the Russia and Ukraine Divestment (as defined and more fully disclosed in Note 14), our businesses in Russia and Ukraine were a component of our Northern and Eastern Europe reporting unit. As disclosed in Note 14, on May 30, 2017, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of IMI, sold its records and information management operations in Russia and Ukraine. As a result of the Russia and Ukraine Divestment, $3,515 of goodwill associated with our Northern and Eastern Europe reporting unit was allocated, on a relative fair value basis, to the Russia and Ukraine Divestment and included in the carrying value of the divested businesses.
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
b. Reporting Units as of October 1, 2017
As a result of the changes described above, our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2017 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Global Data Center (which had no goodwill at October 1, 2017 and was formerly referred to as the Adjacent Businesses - Data Centers reporting unit); (4) Consumer Storage; (5) Fine Arts (formerly referred to as the Adjacent Businesses - Fine Arts reporting unit); (6) Western Europe; (7) NEE and MEAI; (8) Latin America; (9) Australia and New Zealand; and (10) Asia (formerly referred to as the Southeast Asia reporting unit). As discussed above, we recorded a $3,011 impairment charge on the goodwill associated with our Consumer Storage reporting unit during the fourth quarter of 2017, which represents a write-off of all goodwill associated with this reporting unit. We concluded that the goodwill associated with each of our other reporting units was not impaired as of such date.

c. Changes to Composition of Reporting Units as of December 31, 2017
During the fourth quarter of 2017, as a result of changes in the management of our entertainment storage and services business, we reassessed the composition of our reportable operating segments (see Note 9 for a description of our reportable operating segments) as well as our reporting units. As a result of this reassessment, we determined that our entertainment storage and services businesses in the United States and Canada, which were previously included within our North American Data Management reporting unit, were being managed in conjunction with our entertainment storage and services businesses in France, Hong Kong, the Netherlands and the United Kingdom (the majority of which were acquired in the third quarter of 2017 as part of the Bonded Transaction (as defined and more fully disclosed in Note 6)). This newly formed reporting unit is referred to as the Entertainment Services reporting unit. We have reassigned the related goodwill associated to the reporting units impacted by this change on a relative fair value basis.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2017, no factors were identified that would alter our October 1, 2017 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
Goodwill by Reporting Unit as of December 31, 2017
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2017 is as follows:

Carrying Value as of December 31, 2017
North American Records and Information Management(1)	$2,269,446
North American Data Management(2)	497,851
Consumer Storage(3)	—
Fine Arts(3)	25,298
Entertainment Services(3)	34,750
Western Europe(4)	396,489
NEE and MEAI(5)(6)	188,265
Latin America(5)	155,115
Australia and New Zealand(5)	316,883
Asia(5)(7)	186,170
Global Data Center(8)	—
Total	$4,070,267
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
(6) Included in this reporting unit at December 31, 2017 is the goodwill associated with the OEC Transaction, as defined and more fully described in Note 6.
(7) Included in this reporting at December 31, 2017 is the goodwill associated with the Santa Fe China Transaction, as defined and more fully described in Note 6.
(8) This reporting unit is included in the Global Data Center Business segment.
Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows and market multiples. The income approach incorporates many assumptions including future growth rates and operating margins, discount rate factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2016 and 2017 is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2015	$1,620,425	$411,882	$381,149	$225,626	$—	$37,910	$2,676,992
Deductible goodwill acquired during the year	—	—	—	—	—	—	—
Non-deductible goodwill acquired during the year	867,756	135,836	73,760	578,596	—	215	1,656,163
Goodwill allocated to Iron Mountain Divestments(1)	(3,332)	—	—	(40,089)	—	—	(43,421)
Fair value and other adjustments(2)	(157)	—	—	(971)	—	(479)	(1,607)
Currency effects	1,114	1	(49,338)	(20,036)	—	—	(68,259)
Gross Balance as of December 31, 2016	2,485,806	547,719	405,571	743,126	—	37,646	4,219,868
Deductible goodwill acquired during the year	894	—	—	9,274	—	717	10,885
Non-deductible goodwill acquired during the year	—	—	—	24,970	—	24,533	49,503
Goodwill impairment	—	—	—	—	—	(3,011)	(3,011)
Goodwill allocated to Russia and Ukraine Divestment(3)	—	—	—	(3,515)	—	—	(3,515)
Fair value and other adjustments(4)	(25,195)	208	10,536	21,079	—	—	6,628
Currency effects	13,324	3,799	37,430	51,787	—	163	106,503
Gross Balance as of December 31, 2017	$2,474,829	$551,726	$453,537	$846,721	$—	$60,048	$4,386,861
Accumulated Amortization Balance as of December 31, 2015	$204,681	$53,699	$57,505	$129	$—	$—	$316,014
Currency effects	214	54	(1,355)	(80)	—	—	(1,167)
Accumulated Amortization Balance as of December 31, 2016	204,895	53,753	56,150	49	—	—	314,847
Currency effects	488	122	898	239	—	—	1,747
Accumulated Amortization Balance as of December 31, 2017	$205,383	$53,875	$57,048	$288	$—	$—	$316,594
Net Balance as of December 31, 2016	$2,280,911	$493,966	$349,421	$743,077	$—	$37,646	$3,905,021
Net Balance as of December 31, 2017	$2,269,446	$497,851	$396,489	$846,433	$—	$60,048	$4,070,267
Accumulated Goodwill Impairment Balance as of December 31, 2016	$85,909	$—	$46,500	$—	$—	$—	$132,409
Accumulated Goodwill Impairment Balance as of December 31, 2017	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
___________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

(1)
Goodwill allocated to Iron Mountain Divestments includes $40,089 and $3,332 of goodwill allocated to the Australia Divestment Business and the Iron Mountain Canadian Divestments (each as defined in Note 6), respectively.

(2)
Total fair value and other adjustments primarily include net adjustments of $(1,425) related to property, plant and equipment, customer relationship intangible assets (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting) and other liabilities, and $182 of cash received related to certain acquisitions completed in 2015.

(3)	Goodwill allocated to the Russia and Ukraine Divestment.

(4)
Total fair value and other adjustments primarily include net adjustments of $6,628 primarily related to property, plant and equipment, and customer relationship intangible assets (which represent adjustments within the applicable measurement period to provisional amounts recognized in purchase accounting).

i.    Customer Relationship Intangible Assets, Customer Inducements and Other Finite-Lived Intangible Assets
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from ten to 30 years (weighted average of 18 years at December 31, 2017). The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.
Costs related to the acquisition of large volume accounts are capitalized. Free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Move Costs"), are amortized over periods ranging from ten to 30 years (weighted average of 26 years as of December 31, 2017), and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from five to 15 years (weighted average of seven years as of December 31, 2017), and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Move Costs and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over a weighted average of four years as of December 31, 2017, and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2016 and 2017, respectively, are as follows:

	December 31, 2016			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and Customer Inducements	$1,604,020	$(351,497)	$1,252,523	$1,863,449	$(462,902)	$1,400,547
Other finite-lived intangible assets (included in other assets, net)	24,788	(7,989)	16,799	20,929	(10,728)	10,201
Total	$1,628,808	$(359,486)	$1,269,322	$1,884,378	$(473,630)	$1,410,748
Amortization expense associated with finite-lived intangible assets and revenue reduction associated with the amortization of Permanent Withdrawal Fees for the years ended December 31, 2015, 2016 and 2017 are as follows:

	Year Ended December 31,
	2015	2016	2017
Customer relationships and Customer Inducements:
Amortization expense included in depreciation and amortization	$43,614	$84,349	$115,387
Revenue reduction associated with amortization of Permanent Withdrawal Fees	11,670	12,217	11,253
Other finite-lived intangible assets:
Amortization expense included in depreciation and amortization	631	2,451	706
Estimated amortization expense for existing finite-lived intangible assets (excluding deferred financing costs, as disclosed in Note 2.j.) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2018	$110,388	$8,097
2019	108,604	6,172
2020	105,341	4,657
2021	103,358	3,166
2022	102,335	2,142

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

j.    Deferred Financing Costs
Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to other expense (income), net. As of December 31, 2016 and 2017, the gross carrying amount of deferred financing costs was $92,982 and $113,678, respectively, and accumulated amortization of those costs was $25,047 and $27,438, respectively. Unamortized deferred financing costs are included as a component of long-term debt in our Consolidated Balance Sheets.
Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2018	$13,853
2019	13,614
2020	13,466
2021	12,334
2022	10,306
Thereafter	22,667
k.    Prepaid Expenses and Accrued Expenses
There are no prepaid expenses with items greater than 5% of total current assets as of December 31, 2016 and 2017.
Accrued expenses, with items greater than 5% of total current liabilities are shown separately, and consist of the following:

	December 31,
	2016	2017
Interest	$76,615	$71,176
Payroll and vacation	68,067	67,379
Incentive compensation	70,117	72,006
Dividend	5,625	172,102
Other	229,833	270,483
Accrued expenses	$450,257	$653,146

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenue for the year ended December 31, 2017, have historically not been significant.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 as of January 1, 2018. See Note 2.w. for additional information on ASU 2014-09.
m.    Rent Normalization
We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected as a liability in the accompanying Consolidated Balance Sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as either a deferred rent liability (which is a component of Other Long-Term Liabilities) or deferred rent asset (which is a component of Other within Other Assets, net) in our Consolidated Balance Sheets and is being amortized to rent expense.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 was $27,585 ($19,679 after tax or $0.09 per basic and diluted share), $28,976 ($22,364 after tax or $0.09 per basic and diluted share) and $30,019 ($26,512 after tax or $0.10 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2015	2016	2017
Cost of sales (excluding depreciation and amortization)	$220	$110	$108
Selling, general and administrative expenses	27,365	28,866	29,911
Total stock-based compensation	$27,585	$28,976	$30,019
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
A summary of our stock options outstanding as of December 31, 2017 by vesting terms is as follows:

	December 31, 2017
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	3,285,529	89.5%
Five-year vesting period (10 year contractual life)	386,211	10.5%
	3,671,740	100.0%
Our equity compensation plans generally provide that any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated, or terminates their own employment for good reason (as defined in each plan), in connection with a vesting change in control (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan, as amended (the "2014 Plan"). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 12,750,000. The 2014 Plan permits us to continue to grant awards through May 24, 2027.
A total of 48,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the ESPP, at December 31, 2017 was 8,059,090.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The weighted average fair value of stock options granted in 2015, 2016 and 2017 was $4.84, $2.56 and $4.28 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2015	2016	2017
Expected volatility	28.4%	27.2%	25.7%
Risk-free interest rate	1.70%	1.32%	1.96%
Expected dividend yield	5%	7%	6%
Expected life	5.4 years	5.6 years	5.0 years
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
A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,451,698	$31.79
Granted	1,058,445	37.05
Exercised	(742,131)	26.09
Forfeited	(94,491)	33.79
Expired	(1,781)	38.83
Outstanding at December 31, 2017	3,671,740	$34.41	7.28	$16,373
Options exercisable at December 31, 2017	1,637,103	$31.53	5.69	$12,806
Options expected to vest	1,948,054	$36.73	8.55	$3,432
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Year Ended December 31,
	2015	2016	2017
Aggregate intrinsic value of stock options exercised	$9,056	$18,298	$8,485
Restricted Stock Units
Under our various equity compensation plans, we may also grant RSUs. Our RSUs generally have a vesting period of three years from the date of grant. However, RSUs granted to our non-employee directors in 2015 and thereafter vest immediately upon grant.
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
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on RSUs for the years ended December 31, 2015, 2016 and 2017, are as follows:

	Year Ended December 31,
	2015	2016	2017
Cash dividends accrued on RSUs	$2,508	$2,525	$2,590
Cash dividends paid on RSUs	2,927	2,363	2,370
The fair value of RSUs vested during the years ended December 31, 2015, 2016 and 2017, are as follows:

	Year Ended December 31,
	2015	2016	2017
Fair value of RSUs vested	$24,345	$22,236	$19,825
A summary of RSU activity for the year ended December 31, 2017 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	1,163,393	$33.21
Granted	640,530	36.87
Vested	(604,037)	32.82
Forfeited	(128,417)	35.21
Non-vested at December 31, 2017	1,071,469	$35.38
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
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Cash dividends accrued and paid on PUs for the years ended December 31, 2015, 2016 and 2017, are as follows:

	Year Ended December 31,
	2015	2016	2017
Cash dividends accrued on PUs	$874	$1,078	$1,290
Cash dividends paid on PUs	1,015	645	205
During the years ended December 31, 2015, 2016 and 2017, we issued 159,334, 231,672 and 229,692 PUs, respectively. The majority of our PUs are earned based on our performance against revenue and ROIC targets during their applicable performance period, therefore, we forecast the likelihood of achieving the predefined revenue and ROIC targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary date of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue and ROIC targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2017, we expected 50%, 100% and 100% achievement of the predefined revenue and ROIC targets associated with the awards of PUs made in 2015, 2016 and 2017, respectively.
The fair value of earned PUs that vested during the years ended December 31, 2015, 2016 and 2017, is as follows:

	Year Ended December 31,
	2015	2016	2017
Fair value of earned PUs that vested	$2,107	$5,748	$1,242
A summary of PU activity for the year ended December 31, 2017 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	559,340	(121,038)	438,302	$33.67
Granted	229,692	—	229,692	41.93
Vested	(42,484)	—	(42,484)	29.23
Forfeited/Performance or Market Conditions Not Achieved	(28,670)	(129,029)	(157,699)	30.25
Non-vested at December 31, 2017	717,878	(250,067)	467,811	$39.28
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
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2015, 2016 and 2017, there were 122,209, 110,835 and 102,826 shares, respectively, purchased under the ESPP. As of December 31, 2017, we have 624,768 shares available under the ESPP.
_______________________________________________________________________________
As of December 31, 2017, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $37,849 and is expected to be recognized over a weighted-average period of 1.9 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
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
DECEMBER 31, 2017
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
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Year Ended December 31,
	2015	2016	2017
Income (loss) from continuing operations	$125,203	$103,880	$191,723
Less: Net income (loss) attributable to noncontrolling interests	1,962	2,409	1,611
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$123,241	$101,471	$190,112
Income (loss) from discontinued operations, net of tax	$—	$3,353	$(6,291)
Net income (loss) attributable to Iron Mountain Incorporated	$123,241	$104,824	$183,821

Weighted-average shares—basic	210,764,000	246,178,000	265,898,000
Effect of dilutive potential stock options	834,659	574,954	431,071
Effect of dilutive potential RSUs and PUs	519,426	514,044	509,235
Effect of Over-Allotment Option(1)	—	—	6,278
Weighted-average shares—diluted	212,118,085	247,266,998	266,844,584

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.59	$0.41	$0.71
Income (loss) from discontinued operations, net of tax	—	0.01	(0.02)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.58	$0.43	$0.69

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.59	$0.41	$0.71
Income (loss) from discontinued operations, net of tax	—	0.01	(0.02)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.58	$0.42	$0.69

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,435,297	1,790,362	2,326,344
___________________________________________________________________

(1)	See Note 13.

(2)	Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2015	$32,141	$42,497	$15,326	$(4,511)	$(54,006)	$31,447
2016	31,447	37,616	8,705	16,528	(50,006)	44,290
2017	44,290	38,966	14,826	1,905	(53,339)	46,648
_______________________________________________________________________________

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired (primarily Recall in 2016) and the impact associated with currency translation adjustments.

(2)	Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
r.    Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2016 and 2017, respectively, related to cash and cash equivalents. At December 31, 2016, we had time deposits with six global banks. At December 31, 2017, we had money market funds with 12 "Triple A" rated money market funds and time deposits with seven global banks. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of $50,000 or in any one financial institution to a maximum of $75,000. As of December 31, 2016 and 2017, our cash and cash equivalents balance was $236,484 and $925,699, respectively. At December 31, 2016, our cash and cash equivalents included time deposits of $22,240. At December 31, 2017, our cash and cash equivalents included money market funds of $585,000 and time deposits of $24,482.
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
DECEMBER 31, 2017
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 and 2017, respectively, are as follows:

		Fair Value Measurements at December 31, 2016 Using
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$22,240	$—		$22,240		$—
Trading Securities	10,659	10,181	(2)	478	(1)	—

		Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$585,000	$—		$585,000		$—
Time Deposits(1)	24,482	$—		24,482		—
Trading Securities	11,784	11,279	(2)	505	(3)	—
Derivative Assets(4)	1,579	—		1,579		—
Derivative Liabilities(4)	2,329	—		2,329		—
_______________________________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs other than quoted market prices that are observable.

(4)
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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2015, 2016 and 2017, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.h.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6); (iii) the Access Contingent Consideration (as defined and disclosed in Note 6); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x.); and (v) our investment in OSG (as defined and disclosed in Note 14), all of which are based on Level 3 inputs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2016 and 2017.
t.     Trading Securities
As of December 31, 2016 and 2017, we have one trust that holds marketable securities. As of December 31, 2016 and 2017, the fair value of the money market and mutual funds included in this trust amounted to $10,659 and $11,784, respectively, and were included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. We classified these marketable securities included in the trust as trading, and included in Other expense (income), net in the accompanying Consolidated Statements of Operations are realized and unrealized net gains of $56, $472 and $2,148 for the years ended December 31, 2015, 2016 and 2017, respectively, related to these marketable securities.
u.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the years ended December 31, 2015, 2016 and 2017 are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Total
Balance as of December 31, 2014	$(76,010)	$979	$(75,031)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(99,641)	—	(99,641)
Market value adjustments for securities	—	(245)	(245)
Total other comprehensive (loss) income	(99,641)	(245)	(99,886)
Balance as of December 31, 2015	$(175,651)	$734	$(174,917)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(36,922)	—	(36,922)
Market value adjustments for securities	—	(734)	(734)
Total other comprehensive (loss) income	(36,922)	(734)	(37,656)
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	108,584	—	108,584
Market value adjustments for securities	—	—	—
Total other comprehensive income (loss)	108,584	—	108,584
Balance as of December 31, 2017	$(103,989)	$—	$(103,989)
______________________________________________________________

(1)
During the year ended December 31, 2017, approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (see Note 14).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

v.    Other Expense (Income), Net
Other expense (income), net consists of the following:

	Year Ended December 31,
	2015	2016	2017
Foreign currency transaction losses, net	$70,851	$20,413	$43,248
Debt extinguishment expense, net	27,305	9,283	78,368
Other, net	434	14,604	(42,187)
	$98,590	$44,300	$79,429

Other, net for the year ended December 31, 2016 includes a charge of $15,417 associated with the loss on disposal of the Australia Divestment Business (as defined and disclosed in Note 6) and a charge of $1,421 associated with the loss on disposal of the Iron Mountain Canadian Divestments (as defined and disclosed in Note 6), partially offset by $837 of gains associated with the deferred compensation plan we sponsor. Other, net for the year ended December 31, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (as described and defined in Note 14) and $2,148 of gains associated with the deferred compensation plan we sponsor.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the cash and cash equivalents as of the beginning of the period to the cash and cash equivalents as of the end of the period in the statement of cash flows. We adopted ASU 2016-18 during the fourth quarter of 2017 retrospectively for the earliest year presented in our consolidated statement of cash flows. ASU 2016-18 did not have a material impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

As Yet Adopted Accounting Pronouncements

a. ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09. ASU 2014-09 provides guidance for revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs.

ASU 2014-09 will replace the current revenue recognition criteria under GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services. The two permitted transition methods under ASU 2014-09 are: (i) the full retrospective method, whereby ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of adoption would be recognized at the earliest period shown, or (ii) the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method.

During 2015, we established a project team responsible for the assessment and implementation of ASU 2014-09. We utilized a bottoms-up approach to analyze the impact of ASU 2014-09 on our contracts with customers by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our contracts with customers. We are finalizing our process of designing and implementing appropriate changes to our business processes, systems and controls to support the accounting and the financial disclosure requirements under ASU 2014-09. We have been closely monitoring the FASB activity related to specific interpretative issues pertaining to ASU 2014-09. During the second half of 2016, we substantially completed our evaluation of the potential changes resulting from the adoption of ASU 2014-09 on our accounting and the financial disclosure requirements and are finalizing our assessments of the quantification of the impacts of adopting ASU 2014-09 on our consolidated financial statements, the more significant of which are discussed below. Based on our analysis to date, we expect that the most significant impacts associated with adopting ASU 2014-09 compared to current GAAP will relate to (i) the deferral of certain commissions related to our long-term storage contracts (“Accounting for Commissions”) and (ii) certain policy changes related to initial moves of physical storage (“Accounting for Initial Moves”). Based on our current analysis, on the date of adoption we expect a net decrease to (distributions in excess of earnings) earnings in excess of distributions to account for commissions and initial moves in accordance with ASU 2014-09 of approximately $17,000 to $21,000. We do not expect the tax impact to be material based on our current analysis.

i. Accounting for Commissions

Under current GAAP, commissions that we pay related to our long-term storage contracts are expensed as incurred. Under ASU 2014-09, however, certain commissions will be capitalized and amortized over the period of expected earned revenue. In the year of adoption, this will result in increased contract assets on our Consolidated Balance Sheet, a reduction in selling, general and administrative expenses and a corresponding increase in amortization expense (assuming consistent levels of spending up through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows. We expect the net commission asset recognized upon adoption to be approximately $28,000 to $32,000. Upon the adoption of ASU 2014-09, commissions will be capitalized and amortized over a period of three years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

ii. Accounting for Initial Moves

Under current GAAP, intake costs incurred but not charged to a customer to transport records to our facilities, which include labor and transportation costs, are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. Under ASU 2014-09, however, the revenue and costs associated with all initial moves of physical storage, regardless of whether or not the services associated with such initial moves are provided to the customer at no charge, will be deferred and recognized over the period consistent with the transfer of the service to the customer to which the asset relates. In the year of adoption, this will result in decreased assets and increased deferred revenue on our Consolidated Balance Sheet, a reduction in cost of sales and a corresponding increase in amortization expense (assuming consistent levels of initial move spending through the adoption date) on our Consolidated Statement of Operations and an increase in cash flows from operating activities and a corresponding increase in cash used for investing activities on our Consolidated Statement of Cash Flows. Upon the adoption of ASU 2014-09, we expect a net decrease to (distributions in excess of earnings) earnings in excess of distributions of approximately $30,000 to $34,000 to account for initial moves. This net decrease to (distributions in excess of earnings) earnings in excess of distributions represents the write-off of our historical move cost asset associated with intake costs incurred but not charged to a customer, which are currently capitalized and amortized over periods ranging from five to 30 years, partially offset by the recognition of an asset for all initial move costs, including those that were expensed and those that were capitalized and amortized under current GAAP, both of which are expected to be capitalized and amortized over a period of three years upon the adoption of ASU 2014-09. At the time of adoption, we expect certain revenues will be deferred and recognized over a period of three years under ASU 2014-09 of approximately $15,000 to $19,000.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements as outlined in Accounting Standards Codification Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions. In addition, ASU 2017-12 simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2017-12 will have on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

x.    Redeemable Noncontrolling Interests

Certain unaffiliated third parties own noncontrolling interests in our consolidated subsidiaries in Chile, India and South Africa. The underlying shareholder agreements between us and our noncontrolling interest shareholders for these subsidiaries contain provisions under which the noncontrolling interest shareholders can require us to purchase their respective interests in such subsidiaries at certain times and at a purchase price as stipulated in the underlying shareholder agreements (generally at fair value). These put options make these noncontrolling interests redeemable and, therefore, these noncontrolling interests are classified as temporary equity outside of stockholders' equity. Redeemable noncontrolling interests are reported at the higher of their redemption value or the noncontrolling interest holders' proportionate share of the underlying subsidiaries net carrying value. Increases or decreases in the redemption value of the noncontrolling interest are offset against Additional Paid-in Capital.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in Other expense (income), net in our Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2016, we had no forward contracts outstanding. As of December 31, 2017, we had outstanding forward contracts to (i) purchase $138,823 United States dollars and sell 176,000 Canadian dollars, (ii) purchase 135,000 Euros and sell $160,757 United States dollars and (iii) purchase $114,390 United States dollars and sell 96,150 Euros to hedge our foreign exchange exposures. As of December 31, 2017, we recorded a derivative asset of $1,579 as a component of Prepaid expenses and other on our Consolidated Balance Sheet and a derivative liability of $2,329 as a component of Accrued expenses on our Consolidated Balance Sheet, associated with open forward contracts as of December 31, 2017.
Net cash payments (receipts) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2015, 2016 and 2017, are as follows:

	Year Ended December 31,
	2015	2016	2017
Net payments (receipts)	$22,705	$—	$(9,073)
Losses (gains) for our derivative instruments for the years ended December 31, 2015, 2016 and 2017 are as follows:

		Amount of Loss (Gain) Recognized in Income on Derivatives
		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2015	2016	2017
Foreign exchange contracts	Other expense (income), net	$20,294	$—	$(8,292)
We have designated a portion of (i) our previously outstanding 6 3/4% Notes, (ii) our Euro denominated borrowings by IMI under our Former Revolving Credit Facility (as defined in Note 4), and (iii) our Euro Notes (as defined in Note 4) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2015, 2016 and 2017, we designated on average 34,331, 29,649 and 103,682 Euros, respectively, of the previously outstanding 6 3/4% Notes, Euro denominated borrowings by IMI under our Former Revolving Credit Facility and Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses) related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Year Ended December 31,
	2015	2016	2017
Foreign exchange gains (losses)	$3,284	$1,107	$(15,015)
As of December 31, 2017, cumulative net gains of $3,188, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)

4. Debt

Long-term debt is as follows:

	December 31, 2016				December 31, 2017
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Former Revolving Credit Facility(1)	$953,548	$(7,530)	$946,018	$953,548	$—	$—	$—	$—
Former Term Loan(1)	234,375	—	234,375	234,375	—	—	—	—
Revolving Credit Facility(1)	—	—	—	—	466,593	(14,407)	452,186	466,593
Term Loan(1)	—	—	—	—	243,750	—	243,750	243,750
Australian Dollar Term Loan (the "AUD Term Loan")(2)	177,198	(3,774)	173,424	178,923	187,504	(3,382)	184,122	189,049
6% Senior Notes due 2020 (the "6% Notes due 2020")(3)(4)(5)	1,000,000	(12,730)	987,270	1,052,500	—	—	—	—
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(3)(4)(5)	500,000	(7,593)	492,407	511,250	500,000	(5,874)	494,126	507,500
6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021")(3)(6)	148,792	(1,635)	147,157	155,860	—	—	—	—
6 1/8% GBP Senior Notes due 2022 (the "GBP Notes due 2022")(3)(5)(7)	493,648	(6,214)	487,434	527,562	—	—	—	—
6% Senior Notes due 2023 (the "6% Notes due 2023")(3)(4)	600,000	(7,322)	592,678	637,500	600,000	(6,224)	593,776	625,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(3)(5)(6)	185,990	(3,498)	182,492	188,780	199,171	(3,295)	195,876	208,631
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(3)(4)	1,000,000	(10,529)	989,471	1,027,500	1,000,000	(9,156)	990,844	1,012,500
3% Euro Senior Notes due 2025 (the "Euro Notes")(3)(4)(5)	—	—	—	—	359,386	(4,691)	354,695	364,776
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(3)(5)(8)	—	—	—	—	539,702	(7,718)	531,984	527,559
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(3)(5)(9)	250,000	(4,044)	245,956	242,500	250,000	(3,615)	246,385	256,875
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(3)(4)(5)	—	—	—	—	1,000,000	(13,866)	986,134	1,000,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(3)(4)(5)	—	—	—	—	825,000	(11,817)	813,183	826,031
Real Estate Mortgages, Capital Leases and Other(10)	478,565	(1,277)	477,288	478,565	649,432	(566)	648,866	649,432
Accounts Receivable Securitization Program(11)	247,000	(384)	246,616	247,000	258,973	(356)	258,617	258,973
Mortgage Securitization Program(12)	50,000	(1,405)	48,595	50,000	50,000	(1,273)	48,727	50,000
Total Long-term Debt	6,319,116	(67,935)	6,251,181		7,129,511	(86,240)	7,043,271
Less Current Portion	(172,975)	—	(172,975)		(146,300)	—	(146,300)
Long-term Debt, Net of Current Portion	$6,146,141	$(67,935)	$6,078,206		$6,983,211	$(86,240)	$6,896,971
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under both the Former Revolving Credit Facility and the Revolving Credit Facility (as defined below). The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2016 and 2017, respectively.

(2)
The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,725 and $1,545 as of December 31, 2016 and 2017, respectively.

(3)	The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2016 and 2017, respectively.

(4)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company, Iron Mountain Europe PLC ("IME"), IM UK (as defined below), the Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below), the Mortgage Securitization Special Purpose Subsidiary (as defined below) and the remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5.

(5)
The 6% Notes due 2020, the 4 3/8% Notes, the GBP Notes due 2022, the CAD Notes due 2023, the Euro Notes, the GBP Notes due 2025, the 5 3/8% Notes, the 4 7/8% Notes and the 5 1/4% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(6)
Canada Company is the direct obligor on the CAD Notes due 2021 and the CAD Notes due 2023 (collectively, the "CAD Notes"), which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5.

(7)
IME was the direct obligor on the GBP Notes due 2022, which were fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5.

(8)
Iron Mountain (UK) PLC ("IM UK") is the direct obligor on the GBP Notes due 2025, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors. See Note 5.

(9)
Iron Mountain US Holdings, Inc. ("IM US Holdings"), one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 5.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

(10)
Includes (i) real estate mortgages of $20,884 and $20,183 as of December 31, 2016 and 2017, respectively, which bear interest at approximately 4.4% as of December 31, 2016 and 4.3% as of December 31, 2017 and are payable in various installments through 2021, (ii) capital lease obligations of $309,860 and $436,285 as of December 31, 2016 and 2017, respectively, which bear a weighted average interest rate of 4.6% at December 31, 2016 and 4.9% at December 31, 2017, and (iii) other notes and other obligations, which were assumed by us as a result of certain acquisitions, of $147,821 and $192,964 as of December 31, 2016 and 2017, respectively, and bear a weighted average interest rate of 12.6% at December 31, 2016 and 11.2% at December 31, 2017, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(11)
The Accounts Receivable Securitization Special Purpose Subsidiaries (as defined below) are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(12)
The Mortgage Securitization Special Purpose Subsidiary (as defined below) is the obligor under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

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
The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. The Term Loan is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on August 21, 2022.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2017, we had $466,593 and $243,750 of outstanding borrowings under the Revolving Credit Facility and the Term Loan, respectively. Of the $466,593 of outstanding borrowings under the Revolving Credit Facility, $465,000 was denominated in United States dollars and 2,000 was denominated in Canadian dollars. In addition, we also had various outstanding letters of credit totaling $52,847 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2017, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,230,560 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.4% as of December 31, 2017. The average interest rate in effect under the Revolving Credit Facility was 3.5% and ranged from 3.4% to 5.5% as of December 31, 2017 and the interest rate in effect under the Term Loan as of December 31, 2017 was 3.5%.
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
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

Our leverage and fixed charge coverage ratios under the Former Credit Agreement as of December 31, 2016 and the Credit Agreement as of December 31, 2017, as well as our leverage ratio under our indentures as of December 31, 2016 and 2017 are as follows:

	December 31, 2016	December 31, 2017	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.0	Maximum allowable of 6.5(1)(2)
Net secured debt lease adjusted leverage ratio	2.7	1.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.2	5.8	Maximum allowable of 6.5-7.0(3)(4)
Fixed charge coverage ratio	2.4	2.1	Minimum allowable of 1.5
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

(2)
The definition of the net total lease adjusted leverage ratio was modified in the Credit Agreement. The net total lease adjusted leverage ratio at December 31, 2017 was calculated as defined in the Credit Agreement, while the net total lease adjusted leverage ratio at December 31, 2016 was calculated as defined in the Former Credit Agreement. Had the net total lease adjusted leverage ratio at December 31, 2016 been calculated as defined in the Credit Agreement it would have been 5.4.

(3)
The maximum allowable leverage ratio under our indenture for the 4 7/8% Notes, the GBP Notes due 2025 and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indenture pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

(4)
At December 31, 2017, a portion of the net proceeds from the 5 1/4% Notes, together with a portion of the net proceeds of the Equity Offering, were used to temporarily repay approximately $807,000 of outstanding indebtedness under our Revolving Credit Facility until the closing of the IODC Transaction, which occurred on January 10, 2018 (as described in Note 6). The bond leverage ratio at December 31, 2017 is calculated based on our outstanding indebtedness at this date, which reflects the temporary payment of the Revolving Credit Facility.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
Commitment fees and letters of credit fees, which are based on the unused balances under the Former Revolving Credit Facility, the Revolving Credit Facility and the Accounts Receivable Securitization Program (as defined below) for the years ended December 31, 2015, 2016 and 2017, are as follows:

	Year Ended December 31,
	2015	2016	2017
Commitment fees and letters of credit fees	$3,743	$3,533	$4,091

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

b. Bridge Facility
On April 29, 2016, in order to provide a portion of the financing necessary to close the Recall Transaction, we entered into a bridge credit agreement (the “Bridge Credit Agreement”) with JPMorgan Chase Bank, N.A., as a lender and administrative agent, and the other lenders party thereto (the "Lenders"), pursuant to which we borrowed an unsecured bridge term loan of $850,000 (the "Bridge Facility"). We used the proceeds from the Bridge Facility, together with borrowings under the Former Revolving Credit Facility, to finance a portion of the cost of the Recall Transaction, including refinancing Recall’s existing indebtedness and to pay costs we incurred in connection with the Recall Transaction.

On May 31, 2016, we used the proceeds from the issuance of the 4⅜% Notes and the 5⅜% Notes, together with cash on hand and borrowings under the Former Revolving Credit Facility, to repay the Bridge Facility, and effective May 31, 2016, we terminated the commitments of the Lenders under the Bridge Credit Agreement. We recorded a charge to other expense (income), net of $9,283 during the second quarter of 2016 related to the early extinguishment of the Bridge Credit Agreement. This charge primarily consisted of the write-off of unamortized deferred financing costs.
c. Notes Issued under Indentures
As of December 31, 2017, we had nine series of senior subordinated or senior notes issued under various indentures, six of which are direct obligations of the parent company, IMI; one of which (the 5 3/8% Notes) is a direct obligation of IM US Holdings; one of which (the CAD Notes due 2023) is a direct obligation of Canada Company; and one of which (the GBP Notes due 2025) is a direct obligation of IM UK. Each series of notes shown below are pari passu with debt outstanding under the Credit Agreement, except the 5 3/4% Notes which are subordinated to the Credit Agreement:

•	4 3/8% Notes: $500,000 principal amount of senior notes maturing on June 1, 2021 and bearing interest at a rate of 4 3/8% per annum, payable semi-annually in arrears on December 1 and June 1;

•	6% Notes due 2023: $600,000 principal amount of senior notes maturing on August 15, 2023 and bearing interest at a rate of 6% per annum, payable semi-annually in arrears on February 15 and August 15;

•
CAD Notes due 2023: 250,000 CAD principal amount of senior notes maturing on September 15, 2023 and bearing interest at a rate of 5 3/8% per annum, payable semi-annually in arrears on March 15 and September 15;

•
5 3/4% Notes: $1,000,000 principal amount of senior subordinated notes maturing on August 15, 2024 and bearing interest at a rate of 5 3/4% per annum, payable semi-annually in arrears on February 15 and August 15;

•	Euro Notes: 300,000 Euro principal amount of senior notes maturing on January 15, 2025 and bearing interest at a rate of 3% per annum, payable semi-annually in arrears on January 15 and July 15;

•
GBP Notes due 2025: 400,000 British pounds sterling principal amount of senior notes maturing on November 15, 2025 and bearing interest at a rate of 3 7/8% per annum, payable semi-annually in arrears on May 15 and November 15;

•	5 3/8% Notes: $250,000 principal amount of senior notes maturing on June 1, 2026 and bearing interest at a rate of 5 3/8% per annum, payable semi-annually in arrears on December 1 and June 1;

•
4 7/8% Notes: $1,000,000 principal amount of senior notes maturing on September 15, 2027 and bearing interest at a rate of 4 7/8% per annum, payable semi-annually in arrears on March 15 and September 15; and

•	5 1/4% Notes: $825,000 principal amount of senior notes maturing on March 15, 2028 and bearing interest at a rate of 5 1/4% per annum, payable semi-annually in arrears on March 15 and September 15.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

In September 2015, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 6% Notes due 2020. The net proceeds to IMI of $985,000, after paying the initial purchasers’ commissions and expenses, were used to redeem all of the 6 3/4% Notes and the 7 3/4% Senior Subordinated Notes due 2019, as well as the remainder of the 8 3/8% Senior Subordinated Notes due 2021 in October 2015. The remaining net proceeds were used for general corporate purposes, including acquisitions. We recorded a charge to other expense (income), net of $25,112 in the fourth quarter of 2015 related to the early extinguishment of this debt. This charge consists of call premiums, original issue discounts and unamortized deferred financing costs.
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
In May 2017, IMI completed a private offering of 300,000 Euros in aggregate principal amount of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296,250 Euros (or $332,683, based upon the exchange rate between the Euro and the United States dollar on May 23, 2017 (the settlement date for the Euro Notes)), after deducting discounts to the initial purchasers, were used to repay outstanding borrowings under the Former Revolving Credit Facility.
In August 2017, we redeemed all of the 200,000 Canadian dollars in aggregate principal outstanding of the CAD Notes due 2021 (approximately $157,458, based upon the exchange rate between the Canadian dollar and the United States dollar on August 15, 2017 (the redemption date for the CAD Notes due 2021)) at 103.063% of par, plus accrued and unpaid interest to, but excluding the redemption date, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge of $6,354 to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.
In September 2017, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 4 7/8% Notes, which were issued at par. The net proceeds of approximately $987,500 from the 4 7/8% Notes after deducting discounts to the initial purchasers, together with borrowings under the Revolving Credit Facility, were used to fund the redemption of all of the 6% Notes due 2020. In September 2017, we redeemed all of the $1,000,000 in aggregate principal outstanding of the 6% Notes due 2020 at 103.155% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $41,738 to other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.
In November 2017, IM UK completed a private offering of 400,000 British pounds sterling in aggregate principal amount of the GBP Notes due 2025, which were issued at 100% of par. The net proceeds to IM UK of 395,000 British pounds sterling (or $522,077, based upon the exchange rate between the British pounds sterling and the United States dollar on November 13, 2017 (the settlement date for the GBP Notes due 2025)), after deducting discounts to the initial purchasers, were used, together with borrowings under the Revolving Credit Facility, to fund the redemption of all the GBP Notes due 2022. In November 2017, we redeemed all of the GBP Notes due 2022 at 104.594% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $30,056 to other expense (income), net in the fourth quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

In December 2017, IMI completed a private offering of $825,000 in aggregate principal amount of the 5 1/4% Notes. The 5 1/4% Notes were issued at par. The net proceeds of approximately $814,688 from the 5 1/4% Notes after deducting discounts to the initial purchasers, together with the net proceeds from the Equity Offering and the Over-Allotment Option (each as defined and described in Note 13), were used to finance the purchase price of the IODC Transaction (as defined and described in Note 6), which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds from the 5 1/4% Notes, together with the net proceeds of the Equity Offering, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.
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
The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	4 3/8% Notes June 1,		6% Notes due 2023 August 15,		CAD Notes due 2023 September 15,		5 3/4% Notes August 15,		Euro Notes January 15,		GBP Notes due 2025 November 15,		5 3/8% Notes June 1,		4 7/8% Notes September 15,		5 1/4% Notes March 15,
2018	102.188%	(1)	103.000%	(1)	—		101.917%	(1)	—		—		—		—		—
2019	101.094%		102.000%		104.031%	(1)	100.958%		—		—		—		—		—
2020	100.000%		101.000%		102.688%		100.000%		101.500%	(1)	101.938%	(1)	—		—		—
2021	100.000%		100.000%		101.344%		100.000%		100.750%		100.969%		102.688%	(1)	—		—
2022	—		100.000%		100.000%		100.000%		100.000%		100.000%		101.792%		102.438%	(1)	102.625%	(1)
2023	—		100.000%		100.000%		100.000%		100.000%		100.000%		100.896%		101.625%		101.750%
2024	—		—		—		100.000%		100.000%		100.000%		100.000%		100.813%		100.875%
2025	—		—		—		—		100.000%		100.000%		100.000%		100.000%		100.000%
2026	—		—		—		—		—		—		100.000%		100.000%		100.000%
2027	—		—		—		—		—		—		—		100.000%		100.000%
2028	—		—		—		—		—		—		—		—		100.000%
_______________________________________________________________________________

(1)	Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified redemption price or make-whole price, as the case may be.
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
DECEMBER 31, 2017
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
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 6,250 Australian dollars per year, with the remaining balance due on September 28, 2022. The AUD Term Loan is secured by substantially all the assets of Iron Mountain Australia Group Pty. Ltd. IMI and the Guarantors guarantee all obligations under the AUD Term Loan. The interest rate on borrowings under the AUD Term Loan is based upon BBSY (an Australian benchmark variable interest rate) plus 4.3%. As of December 31, 2016, we had 248,437 Australian dollars ($178,923 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2016) and as of December 31, 2017, we had 242,188 Australian dollars ($189,049 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2017) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 6.1% as of December 31, 2016 and 2017.
e. Accounts Receivable Securitization Program
In March 2015, we entered into a $250,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. Iron Mountain Information Management, LLC ("IMIM") retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of December 31, 2016, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $247,000. The interest rate in effect under the Accounts Receivable Securitization Program was 1.7% as of December 31, 2016.
On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250,000 to $275,000 and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As of December 31, 2017, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $258,973. The interest rate in effect under the Accounts Receivable Securitization Program was 2.2% as of December 31, 2017. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

f. Mortgage Securitization Program
In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. The outstanding amount under the Mortgage Securitization Program was $50,000 at both December 31, 2016 and 2017. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of December 31, 2016 and 2017.
g. Cash Pooling
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated wholly owned subsidiary of ING Group, in order to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with BMG is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools. At December 31, 2016, we had a net cash position of approximately $1,700 (which consisted of a gross cash position of approximately $69,500 less outstanding debit balances of approximately $67,800 by participating subsidiaries).

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool. As of December 31, 2017, we had a net cash position of approximately $5,700 in the QRS Cash Pool (which consisted of a gross cash position of approximately $383,700 less outstanding debit balances of approximately $378,000 by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229,600 less outstanding debit balances of approximately $229,600 by participating subsidiaries). The net cash position balances as of December 31, 2016 and 2017 are reflected as cash and cash equivalents in the Consolidated Balance Sheets.

_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
4. Debt (Continued)

Maturities of long-term debt are as follows:

Year	Amount(1)
2018	$146,300
2019	129,194
2020	378,447
2021	568,486
2022	856,361
Thereafter	5,052,268
7,131,056
Net Discounts	(1,545)
Net Deferred Financing Costs	(86,240)
Total Long-term Debt (including current portion)	$7,043,271
_______________________________________________________________________________

(1)
Amounts reflect temporary repayment of $807,000 of borrowings under the Revolving Credit Facility from a portion of the net proceeds from the 5 1/4% Notes and a portion of the net proceeds from the Equity Offering at December 31, 2017, pending their use to finance the purchase price of the IODC Transaction, which closed on January 10, 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2016 and 2017 and for the years ended December 31, 2015, 2016 and 2017 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, GBP Notes due 2022, GBP Notes due 2025 and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes due 2022, which were issued by IME, the GBP Notes due 2025, which were issued by IM UK, and the 5 3/8% Notes, which were issued by IM US Holdings. Canada Company, IME and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes due 2022, the GBP Notes due 2025, and the 5 3/8% Notes, including IME, IM UK, the Accounts Receivable Securitization Special Purpose Subsidiaries and the Mortgage Securitization Special Purpose Subsidiary, are referred to below as the Non-Guarantors. As discussed below, the results of the Non-Guarantors for 2015 and 2016 exclude the results of Canada Company, as those are presented in a separate column.
The CAD Notes due 2021 were issued by Canada Company and registered under the Securities Act of 1933, as amended (the “Securities Act”). The CAD Notes due 2023 have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. As disclosed in Note 4, we redeemed the CAD Notes due 2021 in August 2017 and, therefore, as of December 31, 2017, Canada Company had no outstanding debt registered under the Securities Act that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Consolidated Balance Sheet as of December 31, 2017, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Consolidated Statement of Cash Flows for the year ended December 31, 2017.
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
DECEMBER 31, 2017
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
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$2,433	$634,317	$383,675	$(94,726)	$925,699
Accounts receivable	—	32,972	802,770	—	835,742
Intercompany receivable	332,293	149,731	—	(482,024)	—
Prepaid expenses and other	1,579	103,643	83,681	(29)	188,874
Total Current Assets	336,305	920,663	1,270,126	(576,779)	1,950,315
Property, Plant and Equipment, Net	316	2,030,875	1,386,488	—	3,417,679
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,578,995	—	—	(4,578,995)	—
Investment in subsidiaries	1,858,045	885,999	—	(2,744,044)	—
Goodwill	—	2,577,310	1,492,957	—	4,070,267
Other	—	796,913	737,228	—	1,534,141
Total Other Assets, Net	6,437,040	4,260,222	2,230,185	(7,323,039)	5,604,408
Total Assets	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
Liabilities and Equity
Intercompany Payable	$—	$—	$482,024	$(482,024)	$—
Debit Balances Under Cash Pools	—	56,233	38,493	(94,726)	—
Current Portion of Long-term Debt	—	54,247	92,082	(29)	146,300
Total Other Current Liabilities	235,062	527,549	421,262	—	1,183,873
Long-term Debt, Net of Current Portion	4,232,759	758,166	1,906,046	—	6,896,971
Long-term Notes Payable to Affiliates and Intercompany Payable	—	4,578,995	—	(4,578,995)	—
Other Long-term Liabilities	—	113,024	241,974	—	354,998
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.x.)	8,402	—	83,016	—	91,418
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	1,123,546	1,620,498	(2,744,044)	2,297,438
Noncontrolling Interests	—	—	1,404	—	1,404
Total Equity	2,297,438	1,123,546	1,621,902	(2,744,044)	2,298,842
Total Liabilities and Equity	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at December 31, 2017 is approximately $38,400 and $62,000 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 4 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,227,876	$118,908	$491,113	$—	$1,837,897
Service	—	736,101	61,717	372,261	—	1,170,079
Intercompany revenues	—	3,476	—	71,516	(74,992)	—
Total Revenues	—	1,967,453	180,625	934,890	(74,992)	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	790,426	25,213	474,386	—	1,290,025
Intercompany cost of sales	—	13,384	58,132	3,476	(74,992)	—
Selling, general and administrative	117	595,491	14,734	234,618	—	844,960
Depreciation and amortization	181	224,443	12,427	108,413	—	345,464
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	962	41	1,997	—	3,000
Total Operating Expenses	298	1,624,706	110,547	822,890	(74,992)	2,483,449
Operating (Loss) Income	(298)	342,747	70,078	112,000	—	524,527
Interest Expense (Income), Net	159,848	(30,559)	36,521	98,061	—	263,871
Other Expense (Income), Net	23,675	(82,820)	55,230	102,505	—	98,590
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	(183,821)	456,126	(21,673)	(88,566)	—	162,066
Provision (Benefit) for Income Taxes	—	13,632	12,787	11,294	—	37,713
Gain on Sale of Real Estate, Net of Tax	—	—	—	(850)	—	(850)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(307,062)	135,722	(2,552)	34,460	139,432	—
Net Income (Loss)	123,241	306,772	(31,908)	(133,470)	(139,432)	125,203
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,962	—	1,962
Net Income (Loss) Attributable to Iron Mountain Incorporated	$123,241	$306,772	$(31,908)	$(135,432)	$(139,432)	$123,241
Net Income (Loss)	$123,241	$306,772	$(31,908)	$(133,470)	$(139,432)	$125,203
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	3,284	—	(19,003)	(85,251)	—	(100,970)
Market Value Adjustments for Securities	—	(245)	—	—	—	(245)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(103,170)	(103,521)	(3,176)	(19,003)	228,870	—
Total Other Comprehensive (Loss) Income	(99,886)	(103,766)	(22,179)	(104,254)	228,870	(101,215)
Comprehensive Income (Loss)	23,355	203,006	(54,087)	(237,724)	89,438	23,988
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	633	—	633
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,355	$203,006	$(54,087)	$(238,357)	$89,438	$23,355

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,341,840	$125,335	$675,730	$—	$2,142,905
Service	—	822,515	64,147	481,886	—	1,368,548
Intercompany revenues	—	3,994	—	80,788	(84,782)	—
Total Revenues	—	2,168,349	189,482	1,238,404	(84,782)	3,511,453
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	895,595	29,418	642,764	—	1,567,777
Intercompany cost of sales	—	17,496	63,292	3,994	(84,782)	—
Selling, general and administrative	668	668,975	17,786	300,903	—	988,332
Depreciation and amortization	179	272,831	15,480	163,836	—	452,326
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	1,328	310	(226)	—	1,412
Total Operating Expenses	847	1,856,225	126,286	1,111,271	(84,782)	3,009,847
Operating (Loss) Income	(847)	312,124	63,196	127,133	—	501,606
Interest Expense (Income), Net	110,659	(7,741)	40,546	167,198	—	310,662
Other Expense (Income), Net	71,335	(13,247)	10,341	(24,129)	—	44,300
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(182,841)	333,112	12,309	(15,936)	—	146,644
Provision (Benefit) for Income Taxes	—	30,860	7,354	6,730	—	44,944
Gain on Sale of Real Estate, Net of Tax	—	(2,121)	(59)	—	—	(2,180)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(287,665)	(22,662)	(5,040)	(6,832)	322,199	—
Income (Loss) from Continuing Operations	104,824	327,035	10,054	(15,834)	(322,199)	103,880
Income (Loss) from Discontinued Operations, Net of Tax	—	1,642	1,818	(107)	—	3,353
Net Income (Loss)	104,824	328,677	11,872	(15,941)	(322,199)	107,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,409	—	2,409
Net Income (Loss) Attributable to Iron Mountain Incorporated	$104,824	$328,677	$11,872	$(18,350)	$(322,199)	$104,824
Net Income (Loss)	$104,824	$328,677	$11,872	$(15,941)	$(322,199)	$107,233
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	1,107	—	(6,123)	(30,625)	—	(35,641)
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(38,763)	(3,164)	(679)	(6,123)	48,729	—
Total Other Comprehensive (Loss) Income	(37,656)	(3,898)	(6,802)	(36,748)	48,729	(36,375)
Comprehensive Income (Loss)	67,168	324,779	5,070	(52,689)	(273,470)	70,858
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,690	—	3,690
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,168	$324,779	$5,070	$(56,379)	$(273,470)	$67,168

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,437,466	$940,091	$—	$2,377,557
Service	—	863,623	604,398	—	1,468,021
Intercompany revenues	—	4,577	24,613	(29,190)	—
Total Revenues	—	2,305,666	1,569,102	(29,190)	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	925,385	759,933	—	1,685,318
Intercompany cost of sales	—	24,613	4,577	(29,190)	—
Selling, general and administrative	161	654,213	330,591	—	984,965
Depreciation and amortization	167	309,883	212,326	—	522,376
Intangible impairments	—	3,011	—	—	3,011
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(999)	1,798	—	799
Total Operating Expenses	328	1,916,106	1,309,225	(29,190)	3,196,469
Operating (Loss) Income	(328)	389,560	259,877	—	649,109
Interest Expense (Income), Net	163,541	6,996	183,038	—	353,575
Other Expense (Income), Net	47,176	9,112	23,141	—	79,429
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(211,045)	373,452	53,698	—	216,105
Provision (Benefit) for Income Taxes	—	5,854	20,093	—	25,947
Gain on Sale of Real Estate, Net of Tax	—	—	(1,565)	—	(1,565)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(394,866)	(25,385)	—	420,251	—
Income (Loss) from Continuing Operations	183,821	392,983	35,170	(420,251)	191,723
(Loss) Income from Discontinued Operations, Net of Tax	—	(4,370)	(1,921)	—	(6,291)
Net Income (Loss)	183,821	388,613	33,249	(420,251)	185,432
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,611	—	1,611
Net Income (Loss) Attributable to Iron Mountain Incorporated	$183,821	$388,613	$31,638	$(420,251)	$183,821
Net Income (Loss)	$183,821	$388,613	$33,249	$(420,251)	$185,432
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(15,015)	—	123,579	—	108,564
Equity in Other Comprehensive Income (Loss) of Subsidiaries	123,599	82,127	—	(205,726)	—
Total Other Comprehensive Income (Loss)	108,584	82,127	123,579	(205,726)	108,564
Comprehensive Income (Loss)	292,405	470,740	156,828	(625,977)	293,996
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,591	—	1,591
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$292,405	$470,740	$155,237	$(625,977)	$292,405

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(161,287)	$568,491	$39,181	$95,375	$—	$541,760
Cash Flows from Investing Activities:
Capital expenditures	—	(189,693)	(15,128)	(85,428)	—	(290,249)
Cash paid for acquisitions, net of cash acquired	—	(78,004)	(5,260)	(30,294)	—	(113,558)
Intercompany loans to subsidiaries	334,019	320,932	—	—	(654,951)	—
Investment in subsidiaries	(25,276)	(25,276)	—	—	50,552	—
Acquisitions of customer relationships and customer inducements	—	(44,578)	(576)	(9,957)	—	(55,111)
Proceeds from sales of property and equipment and other, net (including real estate)	—	586	49	1,637	—	2,272
Cash Flows from Investing Activities	308,743	(16,033)	(20,915)	(124,042)	(604,399)	(456,646)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(8,456,352)	(754,703)	(1,585,818)	—	(10,796,873)
Proceeds from revolving credit and term loan facilities and other debt	47,198	8,220,200	835,101	1,823,210	—	10,925,709
Early retirement of senior subordinated notes	(814,728)	—	—	—	—	(814,728)
Net proceeds from sales of senior notes	985,000	—	—	—	—	985,000
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	5,574	—	5,574
Intercompany loans from parent	—	(327,888)	(94,038)	(233,025)	654,951	—
Equity contribution from parent	—	25,276	—	25,276	(50,552)	—
Parent cash dividends	(406,508)	—	—	—	—	(406,508)
Net proceeds (payments) associated with employee stock-based awards	7,149	—	—	—	—	7,149
Excess tax benefit from employee stock-based awards	327	—	—	—	—	327
Payment of debt financing and stock issuance costs	(2,002)	(10,604)	—	(1,555)	—	(14,161)
Cash Flows from Financing Activities	(183,564)	(549,368)	(13,640)	33,662	604,399	(108,511)
Effect of exchange rates on cash and cash equivalents	—	—	3,577	(11,592)	—	(8,015)
(Decrease) Increase in cash and cash equivalents	(36,108)	3,090	8,203	(6,597)	—	(31,412)
Cash and cash equivalents, beginning of year	36,259	4,713	4,979	113,842	—	159,793
Cash and cash equivalents, end of year	$151	$7,803	$13,182	$107,245	$—	$128,381

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors		Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(168,389)	$633,808	$41,885	$33,912		$—	$541,216
Cash Flows from Operating Activities-Discontinued Operations	—	1,076	1,710	(107)		—	2,679
Cash Flows from Operating Activities	(168,389)	634,884	43,595	33,805		—	543,895
Cash Flows from Investing Activities:
Capital expenditures	—	(192,736)	(10,284)	(125,583)		—	(328,603)
Cash paid for acquisitions, net of cash acquired	—	4,007	(2,405)	(293,567)		—	(291,965)
Intercompany loans to subsidiaries	175,092	(166,400)	(20,185)	—		11,493	—
Investment in subsidiaries	(1,585)	(1,585)	—	—		3,170	—
Acquisitions of customer relationships and customer inducements	—	(40,217)	(366)	(10,183)		—	(50,766)
Net proceeds from Divestments (see Note 6)	—	—	4,032	26,622		—	30,654
Proceeds from sales of property and equipment and other, net (including real estate)	—	5,235	30	2,712		—	7,977
Cash Flows from Investing Activities-Continuing Operations	173,507	(391,696)	(29,178)	(399,999)	—	14,663	(632,703)
Cash Flows from Investing Activities-Discontinued Operations	—	78,564	16,153	1,995		—	96,712
Cash Flows from Investing Activities	173,507	(313,132)	(13,025)	(398,004)		14,663	(535,991)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities, bridge facilities and other debt	(1,163,654)	(7,511,941)	(1,273,228)	(4,902,617)		—	(14,851,440)
Proceeds from revolving credit and term loan facilities, bridge facilities and other debt	1,150,628	7,144,874	1,130,193	5,118,693		—	14,544,388
Net proceeds from sales of senior notes	492,500	246,250	186,693	—		—	925,443
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(466)		—	(466)
Intercompany loans from parent	—	(183,454)	(67,514)	262,461		(11,493)	—
Equity contribution from parent	—	1,585	—	1,585		(3,170)	—
Parent cash dividends	(505,871)	—	—	—		—	(505,871)
Net proceeds (payments) associated with employee stock-based awards	31,922	—	—	—		—	31,922
Payment of debt financing and stock issuance costs	(8,389)	(3,489)	(895)	(5,830)		—	(18,603)
Cash Flows from Financing Activities-Continuing Operations	(2,864)	(306,175)	(24,751)	473,826		(14,663)	125,373
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—		—	—
Cash Flows from Financing Activities	(2,864)	(306,175)	(24,751)	473,826		(14,663)	125,373
Effect of exchange rates on cash and cash equivalents	—	—	(1,891)	(23,283)		—	(25,174)
Increase (Decrease) in cash and cash equivalents	2,254	15,577	3,928	86,344		—	108,103
Cash and cash equivalents, beginning of year	151	7,803	13,182	107,245		—	128,381
Cash and cash equivalents, end of year	$2,405	$23,380	$17,110	$193,589		$—	$236,484

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(203,403)	$738,256	$189,406	$—	$724,259
Cash Flows from Operating Activities-Discontinued Operations	—	(1,345)	(1,946)	—	(3,291)
Cash Flows from Operating Activities	(203,403)	736,911	187,460	—	720,968
Cash Flows from Investing Activities:
Capital expenditures	—	(235,996)	(107,135)	—	(343,131)
Cash paid for acquisitions, net of cash acquired	—	(96,946)	(122,759)	—	(219,705)
Intercompany loans to subsidiaries	(990,635)	(344,919)	—	1,335,554	—
Investment in subsidiaries	(16,170)	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(63,765)	(11,420)	—	(75,185)
Net proceeds from Divestments (see Note 6)	—	—	29,236	—	29,236
Proceeds from sales of property and equipment and other, net (including real estate)	—	12,963	(3,626)	—	9,337
Cash Flows from Investing Activities-Continuing Operations	(1,006,805)	(728,663)	(215,704)	1,351,724	(599,448)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	(1,006,805)	(728,663)	(215,704)	1,351,724	(599,448)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(262,579)	(8,077,553)	(6,089,563)	—	(14,429,695)
Proceeds from revolving credit, term loan facilities and other debt	224,660	7,650,617	6,041,778	—	13,917,055
Early retirement of senior subordinated and senior notes	(1,031,554)	—	(715,302)	—	(1,746,856)
Net proceeds from sales of senior notes	2,134,870	—	522,078	—	2,656,948
Debit balances (payments) under cash pools	—	56,233	38,493	(94,726)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	9,079	—	9,079
Intercompany loans from parent	—	982,783	352,771	(1,335,554)	—
Equity contribution from parent	—	—	16,170	(16,170)	—
Parent cash dividends	(439,999)	—	—	—	(439,999)
Net proceeds associated with the Equity Offering	516,462	—	—	—	516,462
Net proceeds associated with the At The Market (ATM) Program	59,129	—	—	—	59,129
Net proceeds (payments) associated with employee stock-based awards	13,095	—	—	—	13,095
Payment of debt financing and stock issuance costs	(3,848)	(9,391)	(1,554)	—	(14,793)
Cash Flows from Financing Activities-Continuing Operations	1,210,236	602,689	173,950	(1,446,450)	540,425
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	1,210,236	602,689	173,950	(1,446,450)	540,425
Effect of exchange rates on cash and cash equivalents	—	—	27,270	—	27,270
Increase (Decrease) in cash and cash equivalents	28	610,937	172,976	(94,726)	689,215
Cash and cash equivalents, beginning of year	2,405	23,380	210,699	—	236,484
Cash and cash equivalents, end of year	$2,433	$634,317	$383,675	$(94,726)	$925,699

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
See Note 14 for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017, respectively.

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
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and we are entitled to receive up to $25,000 of additional cash proceeds (the "Access Contingent Consideration") on August 4, 2018, the 27-month anniversary of the closing of the Access Sale. We have recorded a non-trade receivable related to our estimate of the Access Contingent Consideration included in Prepaid expenses and other in our Consolidated Balance Sheet as of December 31, 2017. The Access Contingent Consideration is subject to adjustments for customer attrition subsequent to the closing of the Access Sale and potential indemnity obligations due to Access CIG.

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

On December 29, 2016, we completed the sale of the Seattle/Atlanta Divestments and the Canadian Divestments (as defined below) to Arkive Information Management LLC and Arkive Information Management Ltd., both information management companies (collectively, "ARKIVE"), for total consideration of approximately $50,000, subject to adjustments (the “ARKIVE Sale”). Of the total consideration, we received approximately $45,000 in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. ARKIVE may be entitled to receive from us, on the 24-month anniversary of the closing of the ARKIVE Sale, cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base. The assets included in the Seattle/Atlanta Divestments and the Recall Canadian Divestments (as defined below) were acquired in the Recall Transaction and, therefore, the estimated fair value of the Seattle/Atlanta Divestments and the Recall Canadian Divestments (as determined based upon the total consideration for the ARKIVE Sale) has been reflected in the allocation of the purchase price for Recall as a component of "Fair Value of Recall Divestments".

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
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

On October 31, 2016, after receiving approval of the proposed transaction from the ACCC, we completed the sale of the Australia Divestment Business (the “Australia Sale”) to a consortium led by Housatonic Partners (the “Australia Divestment Business Purchasers”) for total consideration of approximately 70,000 Australian dollars (or approximately $53,200, based upon the exchange rate between the United States dollar and the Australian dollar as of October 31, 2016), subject to adjustments. The total consideration consists of (i) 35,000 Australian dollars in cash received upon the closing of the Australia Sale and (ii) 35,000 Australian dollars in the form of a note due from the Australia Divestment Business Purchasers to us (the “Bridging Loan Note”). The Bridging Loan Note bore interest at 3.3% per annum and matured on December 29, 2017, at which point all outstanding obligations became due. During the fourth quarter of 2017, we received proceeds for the full outstanding amount of the Bridging Loan Note. The total consideration for the Australia Sale is subject to certain adjustments associated with customer attrition subsequent to the closing of the Australia Sale. We recorded a charge of $15,417 to other expense, net associated with the loss on disposal of the Australia Divestment Business during the year ended December 31, 2016, representing the excess of the carrying value of the Australia Divestment Business compared to its fair value (less costs to sell). Approximately $7,099 of cumulative translation adjustment associated with the Australia Divestment Business was reclassified from accumulated other comprehensive items, net and reduced the loss recorded on the sale of the Australia Divestment Business by the same amount during the year ended December 31, 2016.

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
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and Recall on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The Pro Forma Financial Information, for all periods presented, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, purchase accounting adjustments (including amortization of acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable leases), stock-based compensation and related tax effects. Through December 31, 2017, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015. The costs we have incurred to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT conversion and system upgrade costs) are reflected in the Pro Forma Financial Information in the period in which they were incurred.
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

	(Unaudited) Year Ended December 31,
	2015	2016
Total Revenues	$3,752,697	$3,763,929
Income (Loss) from Continuing Operations	$13,221	$138,954
Per Share Income (Loss) from Continuing Operations - Basic	$0.05	$0.53
Per Share Income (Loss) from Continuing Operations - Diluted	$0.05	$0.53
The amount of revenue and earnings in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2017 related to Recall is impracticable for us to determine. Subsequent to the closing of the Recall Transaction, we began integrating Recall and our existing operations in order to achieve operational synergies. As a result, the revenue generated by Recall, as well as the underlying costs of sales and selling, general and administrative expenses to support Recall's business, are now integrated with the revenue we generate, as well as the costs of sales and selling, general and administrative expenses that supported our business, prior to the acquisition of Recall.
In addition to our acquisition of Recall, we completed certain other acquisitions during 2015, 2016 and 2017. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

b. Other Noteworthy Acquisitions

Acquisitions Completed During the Year Ended December 31, 2015
In December 2015, in order to expand our offerings in our Adjacent Businesses operating segment, we acquired Crozier Fine Arts ("Crozier"), a storage, logistics and transportation business for high value paintings, photographs and other types of art belonging to individual collectors, galleries and art museums for approximately $74,200.
In December 2015, in order to enhance our existing operations in India, we acquired the stock of Navbharat Archive XPress Private Limited ("NAX"), a storage and records management company with operations in India, for approximately $16,100. Of the total consideration, approximately $8,900 was funded by us, while the remaining $7,200 was contributed by the noncontrolling interest shareholder of our business in India. The amount contributed by our noncontrolling interest shareholder is presented as source of cash within debt financing and equity contribution from noncontrolling interests in our Consolidated Statement of Cash Flows for the year ended December 31, 2015.
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
In November 2016, we entered into a binding agreement to acquire the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the storage and information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan (the “2016 Santa Fe Transaction”) for approximately 15,200 Euros (or approximately $16,000, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13,500 Euros (or approximately $14,200, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

Acquisitions Completed During the Year Ended December 31, 2017
During the first half of 2017, we acquired, in two separate transactions, (i) the storage and information management assets and operations of Santa Fe in Macau and South Korea, and (ii) the storage and information management assets and operations of Santa Fe in India, Indonesia and the Philippines (collectively, the “2017 Santa Fe Transaction”) for an aggregate cash purchase price of approximately 11,700 Euros (or approximately $13,000, based upon the exchange rate between the United States dollar and the Euro on the closing dates of the respective transactions).
In November 2017, we entered into an agreement to acquire (i) the storage and information management assets and operations of Santa Fe in China (the “Santa Fe China Transaction”) for approximately 14,000 Euros and (ii) certain real estate property located in Beijing, China owned by Santa Fe (the “Beijing Property”) for approximately 9,000 Euros, representing a total purchase price of approximately 23,000 Euros, subject to customary purchase price adjustments. On December 29, 2017, we closed on the Santa Fe China Transaction. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we have accrued for the purchase price of the Santa Fe China Transaction (which was approximately $16,800, based upon the exchange rate between the Euro and the United States dollar on the closing date of the Santa Fe China Transaction) in our Consolidated Balance Sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2017. We expect to close on the acquisition of the Beijing Property during the first half of 2018. The completion of the acquisition of the Beijing Property is subject to closing conditions; accordingly, we can provide no assurances that we will be able to complete the acquisition of the Beijing Property, that it will not be delayed or that the terms will remain the same.
In June 2017, in order to expand our presence in Peru, we acquired the storage and information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A. (the "Ransa and Depositos Transaction"), two records and storage and information management companies with operations in Peru, for approximately $14,700.

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus (the "Fileminders Transaction"), for approximately 24,900 Euros (or approximately $28,500, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In September 2017, in order to expand our data center operations in the United States, we acquired Mag Datacenters LLC, which operated Fortrust, a private data center business with operations in Denver, Colorado (the “Fortrust Transaction”). At the closing of the Fortrust Transaction, we paid approximately $54,500 in cash (the "Fortrust Cash Consideration") and issued 2,193,637 shares of our common stock (the "Fortrust Stock Consideration"). The shares of our common stock issued to the former owners of Fortrust in connection with the Fortrust Transaction contain certain restrictions that impact the marketability of such shares for a period of six months following the closing date of the Fortrust Transaction (the “Lack of Marketability Restriction”). The 2,193,637 shares issued as part of the Fortrust Stock Consideration were valued at approximately $37.84 per share, which represents the closing price of our common stock as of August 31, 2017 (the last day of trading on the NYSE prior to the closing of the Fortrust Transaction), discounted for the Lack of Marketability Restriction, resulting in a total purchase price (including the Fortrust Cash Consideration and the Fortrust Stock Consideration) of approximately $137,500.

In September 2017, in order to expand our existing entertainment storage and services operations in the United States and to expand our entertainment storage and services operations into Canada, the United Kingdom, France, the Netherlands and Hong Kong, we completed the acquisition of Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd. (together, "Bonded") (the "Bonded Transaction"), providers of media asset storage and management services for global entertainment and media companies, for approximately 62,000 British pounds sterling (or approximately $83,000, based upon the exchange rate between the British pound sterling and the United States dollar on the closing date of the Bonded Transaction).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

In October 2017, in order to expand our presence in India, we acquired OEC Records Management, a storage and information management company with operations in India (the "OEC Transaction") for approximately $19,300.

In addition to the transactions noted above, during 2017, in order to enhance our existing operations in the United States, Greece and South Africa and to expand our operations into the United Arab Emirates, we completed the acquisition of five storage and records management companies, one storage and data management company and one art storage company for total consideration of approximately $22,700. The individual purchase prices of these acquisitions were each less than $5,000.

_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions in each respective year is as follows:

		2016
	2015	Recall	Other Fiscal Year 2016 Acquisitions	Total	2017
Cash Paid (gross of cash acquired)(1)	$111,907	$331,834	$37,350	$369,184	$234,314
Accrued Purchase Price and Other Holdbacks(2)	—	—	—	—	20,093
Fair Value of Common Stock Issued	—	1,835,026	—	1,835,026	83,014
Fair Value of Noncontrolling Interests	—	—	3,506	3,506	1,507
Total Consideration	111,907	2,166,860	40,856	2,207,716	338,928
Fair Value of Identifiable Assets Acquired:
Cash	2,041	76,461	576	77,037	14,746
Accounts Receivable and Prepaid Expenses	10,629	176,775	2,703	179,478	19,309
Fair Value of Recall Divestments(3)	—	121,689	—	121,689	—
Other Assets	7,032	57,563	541	58,104	5,070
Property, Plant and Equipment(4)	43,505	622,063	10,963	633,026	150,878
Customer Relationship Intangible Assets & Acquired in Place Lease Value (5)	34,988	709,139	20,842	729,981	122,328
Other Intangible Assets	—	—	—	—	14,487
Debt Assumed	—	(792,385)	—	(792,385)	(5,287)
Accounts Payable, Accrued Expenses and Other Liabilities	(20,729)	(276,814)	(11,504)	(288,318)	(24,869)
Deferred Income Taxes	(6,078)	(164,074)	(2,985)	(167,059)	(18,122)
Total Fair Value of Identifiable Net Assets Acquired	71,388	530,417	21,136	551,553	278,540
Goodwill Initially Recorded(6)	$40,519	$1,636,443	$19,720	$1,656,163	$60,388
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2015 is net cash acquired of $(2,041) and contingent and other payments of $3,692 related to acquisitions made in years prior to 2015. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 is net cash acquired of $77,037 and cash received of $182 related to acquisitions made in years prior to 2016. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2017 is net cash acquired of $14,746 and contingent and other payments, net of $137 related to acquisitions made in years prior to 2017.

(2)	Represents $16,771 purchase price accrued for the Santa Fe China Transaction and $3,322 of holdbacks of purchase price for other 2017 acquisitions.

(3)	Represents the fair value, less costs to sell, of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments.

(4)	Consists primarily of buildings, building improvements, leasehold improvements, racking structures, warehouse equipment and computer hardware and software.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

(5)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2015, 2016 and 2017 was 16 years, 13 years and 12 years, respectively.

(6)
The goodwill associated with acquisitions, including Recall, is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

Allocations of the purchase price for acquisitions made in 2015, 2016 and 2017 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. Assets and liabilities that were acquired and classified as held for sale immediately following the Recall Transaction were valued based on the estimated fair value of the divestment, less costs to sell. The preliminary purchase price allocations that are not finalized as of December 31, 2017 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and acquired in-place lease value), property, plant and equipment (primarily building, building improvements and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the Santa Fe China Transaction, the Fortrust Transaction, the Bonded Transaction and the OEC Transaction.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2017 were not material to our results from operations.

c. Acquisitions Closed or Expected to Close in 2018

On December 11, 2017, we entered into a purchase agreement to acquire the United States operations of IO Data Centers, LLC (“IODC”), a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio, for an aggregate cash purchase price of $1,315,000 (the “Initial IODC Consideration”), plus up to $60,000 of additional proceeds (including (i) $25,000 of contingent consideration (the “IODC Contingent Consideration”) and (ii) $35,000 of contingent payments associated with the execution of future customer contracts), subject to certain adjustments as set forth in the IODC Purchase Agreement (the “IODC Transaction”).
On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,340,000 of total consideration, consisting of the Initial IODC Consideration and the IODC Contingent Consideration. The proceeds for the IODC Transaction were provided by the Equity Offering, the Over-Allotment Option (each as defined in Note 13) and the issuance of the 5¼% Notes. At December 31, 2017, the net proceeds from the 5 1/4% Notes and the Equity Offering were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds. At the closing of the IODC Transaction, we utilized the cash in the money market funds and additional borrowings under our Revolving Credit Facility to finance the purchase price of the IODC Transaction.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
6. Acquisitions (Continued)

Due to the recent timing of the closing of the IODC Transaction, we are in the preliminary stages of the valuations of the assets and liabilities for purposes of purchase price allocations and it is not yet practical for us to provide consolidated pro forma financial information which summarizes the combined results of us and IODC on a pro forma basis as if the IODC Transaction had occurred on January 1, 2016. We expect that the majority of the total consideration paid for the IODC Transaction will be allocated to property, plant and equipment and intangible assets on our consolidated balance sheet upon the completion of the valuation of the acquired assets and liabilities of IODC for purposes of purchase price allocations.
In October 2017, we entered into agreements to acquire two data centers located in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for an aggregate cash purchase price of approximately $100,000 (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, we will take ownership of both data center facilities, with Credit Suisse entering into a long-term lease with us to maintain existing data center operations. The completion of the Credit Suisse Transaction is subject to closing conditions; accordingly, we can provide no assurance that we will be able to complete the Credit Suisse Transaction, that the Credit Suisse Transaction will not be delayed or that the terms will remain the same. We expect to close the Credit Suisse Transaction during the first half of 2018.
7. Income Taxes
We have been organized and have operated as a REIT effective beginning with our taxable year that ended on December 31, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period following the date on which that asset was first owned by a REIT that are attributable to "built-in" gains with respect to that asset on that date (e.g. with respect to the REIT conversion, the assets that we owned on January 1, 2014). This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amends the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The following summarizes certain components of the Tax Reform Legislation and the impact such components of the Tax Reform Legislation had on our results of operations for the taxable year ended December 31, 2017:
a.Corporate Tax Rate Reduction
The Tax Reform Legislation reduced the United States corporate federal income tax rate from 35% to 21% for taxable years beginning after December 31, 2017 (the “U.S. Federal Rate Reduction”). Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As a result of the Tax Reform Legislation being enacted prior to December 31, 2017, our consolidated balance sheet as of December 31, 2017 reflects the revaluation of our deferred tax assets and liabilities based upon the U.S. Federal Rate Reduction. During the fourth quarter of 2017, we recorded a discrete tax benefit of approximately $4,685, representing the revaluation of our deferred tax assets and liabilities as a result of the U.S. Federal Rate Reduction included in the Tax Reform Legislation.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

b.Deemed Repatriation Transition Tax
The Tax Reform Legislation imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
Our current estimate of the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 is approximately $186,000 (the “Estimated Undistributed E&P”). We have opted to include the full amount of Estimated Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 is approximately $82,000 related to the deemed repatriation of Undistributed E&P (the “Deemed Repatriation Taxable Income”). To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders.
Our current estimate of Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). In 2018, we will perform additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.
The significant components of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2016	2017
Deferred Tax Assets:
Accrued liabilities	$30,901	$17,565
Deferred rent	2,930	1,337
Net operating loss carryforwards	98,879	105,026
Federal benefit of unrecognized tax benefits	12,036	3,051
Foreign deferred tax assets and other adjustments	20,131	20,029
Valuation allowance	(71,359)	(61,756)
	93,518	85,252
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(179,977)	(168,028)
Plant and equipment, principally due to differences in depreciation	(52,572)	(61,530)
	(232,549)	(229,558)
Net deferred tax liability	$(139,031)	$(144,306)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The deferred tax assets and liabilities are presented below:

	December 31,
	2016	2017
Noncurrent deferred tax assets (Included in Other, a component of Other Assets, net)	$12,264	$11,422
Noncurrent deferred tax liabilities	(151,295)	(155,728)

We have federal net operating loss carryforwards, which expire from 2023 through 2036, of $66,313 at December 31, 2017 to reduce future federal taxable income, of which $1,662 of federal tax benefit is expected to be realized. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2018 through 2036, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $103,550, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 59%.
Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Increases/(Decreases)(1)	Balance at End of the Year
2015	$40,182	$33,509	$(13,682)	$60,009
2016	60,009	7,660	3,690	71,359
2017	71,359	(4,317)	(5,286)	61,756
_______________________________________________________________________________

(1)	Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates and disposal of certain foreign subsidiaries.
The components of income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate are:

	Year Ended December 31,
	2015	2016	2017
United States	$179,928	$106,223	$161,198
Canada	37,131	28,157	50,019
Other Foreign	(54,993)	12,264	4,888
	$162,066	$146,644	$216,105

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2015	2016	2017
Federal—current	$13,083	$52,944	$16,345
Federal—deferred	(9,579)	(28,127)	(12,655)
State—current	522	6,096	3,440
State—deferred	158	(1,479)	(1,276)
Foreign—current	31,581	36,272	42,532
Foreign—deferred	1,948	(20,762)	(22,439)
	$37,713	$44,944	$25,947
A reconciliation of total income tax expense and the amount computed by applying the former federal income tax rate of 35.0% to income from continuing operations before provision (benefit) for income taxes and gain on sale of real estate for the years ended December 31, 2015, 2016 and 2017, respectively, is as follows:

	Year Ended December 31,
	2015	2016	2017
Computed "expected" tax provision	$56,723	$51,325	$75,637
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(51,625)	(18,526)	(78,873)
Deferred tax adjustment and other taxes due to REIT conversion	(9,067)	247	—
State taxes (net of federal tax benefit)	2,017	3,796	2,692
Increase (decrease) in valuation allowance (net operating losses)	33,509	7,660	(4,317)
Foreign repatriation	4,030	510	29,476
U.S. Federal Rate Reduction	—	—	(4,685)
Reserve (reversal) accrual and audit settlements (net of federal tax benefit)	(2,874)	1,898	(9,103)
Foreign tax rate differential	(8,915)	(13,328)	(11,949)
Disallowed foreign interest, Subpart F income, and other foreign taxes	18,022	7,773	29,325
Other, net	(4,107)	3,589	(2,256)
Provision (Benefit) for Income Taxes	$37,713	$44,944	$25,947
Our effective tax rates for the years ended December 31, 2015, 2016 and 2017 were 23.3%, 30.6% and 12.0%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2015 were the benefit derived from the dividends paid deduction of $51,625 and an out-of-period tax adjustment ($9,067 tax benefit) recorded during the third quarter to correct the valuation of certain deferred tax assets associated with the REIT conversion that occurred in 2014, partially offset by valuation allowances on certain of our foreign net operating losses of $33,509, primarily related to our foreign subsidiaries in Argentina, Brazil, France and Russia.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2016 were the benefit derived from the dividends paid deduction of $18,526 and the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $13,328, partially offset by valuation allowances on certain of our foreign net operating losses of $7,660.
The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2017 were the benefit derived from the dividends paid deduction of $78,873, the impact of differences in the tax rates at which our foreign earnings are subject resulting in a tax benefit of $11,949, and a release of valuation allowances on certain of our foreign net operating losses of $4,317 as a result of the merger of certain of our foreign subsidiaries, partially offset by the impact of the Tax Reform Legislation of $24,791 (reflecting the impact of the Deemed Repatriation Transition Tax, partially offset by the impact of the U.S. Federal Rate Reduction).
As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.
Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States.
During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign taxable REIT subsidiaries (“TRSs”) outside the United States and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3,260, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $230,000 as of December 31, 2017. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign qualified REIT subsidiaries and certain other foreign TRSs (excluding unconverted foreign TRSs).
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the (benefit) provision for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $2,173, $1,805 and $289 for gross interest and penalties for the years ended December 31, 2015, 2016 and 2017, respectively. We had $8,646 and $7,061 accrued for the payment of interest and penalties as of December 31, 2016 and 2017, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2012 to present	Canada
2014 to present	United Kingdom

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2014, 2015 and 2016 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2001 and 2008 through 2014 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2016, we had $59,466 of reserves related to uncertain tax positions, of which $56,303 and $3,163 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2017, we had $38,533 of reserves related to uncertain tax positions, of which $34,003 and $4,530 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2014	$55,951
Gross additions based on tax positions related to the current year	3,484
Gross additions for tax positions of prior years	979
Gross reductions for tax positions of prior years	(3,588)
Lapses of statutes	(9,141)
Settlements	—
Gross tax contingencies—December 31, 2015	$47,685
Gross additions based on tax positions related to the current year	3,704
Gross additions for tax positions of prior years	12,207
Gross reductions for tax positions of prior years(1)	(1,740)
Lapses of statutes	(2,390)
Settlements	—
Gross tax contingencies—December 31, 2016	$59,466
Gross additions based on tax positions related to the current year	4,067
Gross additions for tax positions of prior years	3,368
Gross reductions for tax positions of prior years	(2,789)
Lapses of statutes	(2,629)
Settlements	(22,950)
Gross tax contingencies—December 31, 2017	$38,533
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
7. Income Taxes (Continued)

(1)     This amount includes gross additions related to the Recall Transaction.
The reversal of these reserves of $38,533 ($35,776 net of federal tax benefit) as of December 31, 2017 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $4,524 of our unrecognized tax positions may be recognized by the end of 2018 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions. Additionally, we believe that it is reasonably possible that an amount up to $14,020, which is included as a component of accrued expenses (and not included in the above table) in our Consolidated Balance Sheet as of December 31, 2017, could be released by the end of 2018 as a result of the resolution of a tax matter.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	September 30	December 31
2016
Total revenues	$750,690	$883,748	$942,822	$934,193
Operating income (loss)	130,066	96,626	135,454	139,460
Income (loss) from continuing operations	63,041	(14,720)	5,759	49,800
Total income (loss) from discontinued operations	—	1,587	2,041	(275)
Net income (loss)	63,041	(13,133)	7,800	49,525
Net income (loss) attributable to Iron Mountain Incorporated	62,774	(13,968)	7,080	48,938	(1)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.30	(0.06)	0.02	0.19
Total income (loss) per share from discontinued operations	—	0.01	0.01	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.30	(0.06)	0.03	0.19
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.30	(0.06)	0.02	0.19
Total income (loss) per share from discontinued operations	—	0.01	0.01	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.30	(0.06)	0.03	0.19
2017
Total revenues	$938,876	$949,806	$965,661	$991,235
Operating income (loss)	147,755	170,194	176,756	154,405
Income (loss) from continuing operations	58,844	83,148	25,382	24,349
Total (loss) income from discontinued operations	(337)	(2,026)	(1,058)	(2,870)
Net income (loss)	58,507	81,122	24,324	21,479
Net income (loss) attributable to Iron Mountain Incorporated	58,125	78,630	24,345	22,721	(2)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.22	0.31	0.10	0.09
Total (loss) income per share from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	0.30	0.09	0.08
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.22	0.30	0.10	0.09
Total (loss) income per share from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	0.30	0.09	0.08
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited) (Continued)

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2016 compared to the third quarter of 2016 is primarily attributable to a decrease in the provision for income taxes recorded in the fourth quarter of 2016 compared to the third quarter of 2016 of approximately $24,600, a charge of $14,000 recorded in the third quarter of 2016 associated with the anticipated loss on disposal of the Australia Divestment Business, which occurred on October 31, 2016 (as described in Note 6), and a decrease in loss on foreign currency transaction losses recorded in the fourth quarter of 2016 compared to the third quarter of 2016 of approximately $5,600.

(2) The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2017 compared to the third quarter of 2017 is primarily attributable to increases in operating expenses, primarily associated with increased Recall Costs and bad debt expenses, as well as a $3,011 intangible impairment charge recorded during the fourth quarter of 2017. This increase in operating expenses was partially offset by a decrease in debt extinguishment expense in the fourth quarter of 2017 compared to the third quarter of 2017 of approximately $18,200, as well as a decrease in the provision for income taxes recorded in the fourth quarter of 2017 compared to the third quarter of 2017 of approximately $5,800. The decrease in the tax provision is primarily attributable to benefits derived from (i) rate changes as a result of the Tax Reform Legislation, (ii) the release of reserves and benefits recorded as a result of closing tax years; and (iii) the change in our estimated annual effective tax rate, which were partially offset by a provision related to the establishment of a valuation allowance on certain of our foreign net operating losses in Brazil.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
9. Segment Information

During the fourth quarter of 2017, as a result of changes in the management of our entertainment storage and services business, we reassessed the composition of our reportable operating segments. As a result of this reassessment, we determined that our entertainment storage and services business in the United States and Canada, which were previously included within our North American Data Management Business segment, were now being managed in conjunction with our entertainment storage and services business in France, Hong Kong, the Netherlands and the United Kingdom (the majority of which were acquired in the third quarter of 2017 as part of the Bonded Transaction) as a component of our Adjacent Businesses operating segment which is included within our Corporate and Other Business reportable operating segment.

Additionally, during the fourth quarter of 2017, we determined that our global data center business was now being managed as a separate operating segment, rather than as a component of our Adjacent Businesses operating segment. We now present our Global Data Center Business operating segment as a separate reportable operating segment.

As a result of the changes noted above, previously reported segment information has been restated to conform to the current presentation.
As of December 31, 2017, our six reportable operating segments are described as follows:

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

•
North American Data Management Business—provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings including our Iron Cloud solutions.

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

•
Other International Business—provides records and information management services throughout the remaining European countries in which we operate, Latin America, Asia and Africa, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions. Our European operations included in this segment provide records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions throughout Cyprus, the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Serbia, Slovakia, and Turkey; Records Management and Information Governance and Digital Solutions in Estonia, Latvia and Lithuania; and Records Management in Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia operations provide records and information management services, including Records Management, Data Protection & Recovery, Destruction and Information Governance and Digital Solutions throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China (including Taiwan and Macau), Hong Kong, India, Indonesia, Malaysia, the Philippines, Singapore, South Korea, Thailand and United Arab Emirates. Our African operations provide Records Management, Data Protection & Recovery, and Information Governance and Digital Solutions in South Africa.

•
Global Data Center Business—provides data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructures, with secure and reliable colocation and wholesale options. As of December 31, 2017, we have data center operations in five markets in the United States including: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; and Manassas,Virginia.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
9. Segment Information (Continued)

•
Corporate and Other Business—primarily consists of the storage, safeguarding and electronic or physical delivery of physical media of all types and digital content repository systems to house, distribute, and archive key media assets, primarily for entertainment and media industry clients throughout the United States, Canada, France, Hong Kong, the Netherlands and the United Kingdom, as well as our fine art and consumer storage businesses, the primary product offerings of our Adjacent Businesses operating segment, as well as costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
9. Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Year Ended December 31, 2015
Total Revenues	$1,775,365	$377,305	$397,513	$421,360	$19,065	$17,368	$3,007,976
Depreciation and Amortization	183,507	19,530	44,691	57,025	4,302	36,409	345,464
Depreciation	163,647	19,100	38,710	39,439	4,102	36,221	301,219
Amortization	19,860	430	5,981	17,586	200	188	44,245
Adjusted EBITDA	714,639	203,237	120,649	87,341	1,860	(207,721)	920,005
Total Assets(1)	3,627,843	602,398	871,571	893,530	99,347	255,898	6,350,587
Expenditures for Segment Assets	192,935	21,915	27,278	94,483	22,751	99,556	458,918
Capital Expenditures	141,964	14,873	17,378	64,227	22,751	29,056	290,249
Cash Paid for Acquisitions, Net of Cash Acquired	12,795	(21)	2,596	27,688	—	70,500	113,558
Acquisitions of Customer Relationships and Customer Inducements	38,176	7,063	7,304	2,568	—	—	55,111
As of and for the Year Ended December 31, 2016
Total Revenues	1,930,699	392,814	454,211	652,516	24,249	56,964	3,511,453
Depreciation and Amortization	215,330	26,629	55,582	100,490	4,827	49,468	452,326
Depreciation	186,467	20,666	42,613	67,310	4,610	43,860	365,526
Amortization	28,863	5,963	12,969	33,180	217	5,608	86,800
Adjusted EBITDA	775,717	224,522	137,506	169,042	6,212	(225,711)	1,087,288
Total Assets(1)	4,996,216	826,320	1,031,313	2,103,725	167,757	361,469	9,486,800
Expenditures for Segment Assets	145,636	26,054	31,530	365,566	70,060	32,488	671,334
Capital Expenditures	111,062	22,731	31,014	62,315	70,060	31,421	328,603
Cash Paid for Acquisitions, Net of Cash Acquired(2)	(2,591)	(59)	(6,878)	300,451	—	1,042	291,965
Acquisitions of Customer Relationships and Customer Inducements	37,165	3,382	7,394	2,800	—	25	50,766
As of and for the Year Ended December 31, 2017
Total Revenues	2,050,346	401,640	501,742	784,855	37,694	69,301	3,845,578
Depreciation and Amortization	240,524	34,759	64,689	118,764	10,224	53,416	522,376
Depreciation	201,204	24,623	47,907	78,283	8,617	45,649	406,283
Amortization	39,320	10,136	16,782	40,481	1,607	7,767	116,093
Adjusted EBITDA	884,158	223,324	160,024	226,430	11,275	(245,015)	1,260,196
Total Assets(1)	5,050,240	839,539	923,814	2,388,777	382,198	1,387,834	10,972,402
Expenditures for Segment Assets	205,531	31,279	21,909	166,001	86,543	126,758	638,021
Capital Expenditures	134,785	31,279	19,838	76,664	32,015	48,550	343,131
Cash Paid for Acquisitions, Net of Cash Acquired	6,624	—	—	80,345	54,528	78,208	219,705
Acquisitions of Customer Relationships and Customer Inducements	64,122	—	2,071	8,992	—	—	75,185
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
9. Segment Information (Continued)

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

The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) gain on sale of real estate, net of tax; and (5) Recall Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Year Ended December 31,
	2015	2016	2017
Adjusted EBITDA	$920,005	$1,087,288	$1,260,196
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	(850)	(2,180)	(1,565)
Provision (Benefit) for Income Taxes	37,713	44,944	25,947
Other Expense, Net	98,590	44,300	79,429
Interest Expense, Net	263,871	310,662	353,575
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	3,000	1,412	799
Depreciation and Amortization	345,464	452,326	522,376
Intangible Impairments	—	—	3,011
Recall Costs(1)	47,014	131,944	84,901
Income (Loss) from Continuing Operations	$125,203	$103,880	$191,723
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
9. Segment Information (Continued)

Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2015	2016	2017
Revenues:
United States	$1,973,872	$2,173,782	$2,310,296
United Kingdom	250,123	237,032	246,373
Canada	215,232	230,944	243,625
Australia	64,969	148,175	157,333
Other International	503,780	721,520	887,951
Total Revenues	$3,007,976	$3,511,453	$3,845,578
Long-lived Assets:
United States	$3,710,301	$5,238,807	$5,476,551
United Kingdom	434,461	400,937	529,233
Canada	345,783	463,396	500,396
Australia	102,247	542,055	470,432
Other International	899,883	1,729,498	2,045,475
Total Long-lived Assets	$5,492,675	$8,374,693	$9,022,087
Information as to our revenues by product and service lines is as follows:

	Year Ended December 31,
	2015	2016	2017
Revenues:
Records Management(1)(2)	$2,255,206	$2,631,895	$2,847,691
Data Management(1)(3)	490,196	525,086	574,251
Information Destruction(1)(4)	243,509	330,223	385,942
Data Center(5)	19,065	24,249	37,694
Total Revenues	$3,007,976	$3,511,453	$3,845,578
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

(3)	Includes Data Protection & Recovery and Entertainment Services.

(4)	Includes Secure Shredding and Compliant Information Destruction.

(5)	Previously included as part of Data Management. Prior periods presented have been restated to conform to the current year presentation.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
10. Commitments and Contingencies

a.    Leases
Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five-year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $242,205, $321,337 and $350,403 for the years ended December 31, 2015, 2016 and 2017, respectively.
Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payments	Sublease Income	Capital Leases
2018	$321,404	$(7,482)	$74,392
2019	301,262	(6,069)	64,944
2020	273,062	(4,847)	53,334
2021	247,159	(4,612)	47,042
2022	229,072	(4,086)	35,796
Thereafter	1,231,304	(9,276)	318,890
Total minimum lease payments	$2,603,263	$(36,372)	594,398
Less amounts representing interest			(158,113)
Present value of capital lease obligations			$436,285
In addition, we have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments
2018	$68,317
2019	19,033
2020	11,479
2021	6,943
2022	937
Thereafter	1,188
$107,897

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
10. Commitments and Contingencies (Continued)

b. Self-Insured Liabilities
We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2016 and 2017 there were $37,368 and $38,460, respectively, of self-insurance accruals reflected in accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.
c. Litigation—General
We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $21,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
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
DECEMBER 31, 2017
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

h. Puerto Rico Facility Damage
In September 2017, two of our four facilities in Puerto Rico, one owned and one leased, sustained damage as a result of Hurricane Maria. The leased facility experienced structural damage to a portion of the roof and wall, while the owned facility sustained non-structural damage to a portion of the roof. Both buildings sustained water damage that impacted certain customer records and we are in the process of fully assessing the extent of the damage to our customers’ records at these facilities. We believe we carry adequate insurance coverage for this event and do not believe it will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations in Puerto Rico represent less than 0.5% of our consolidated revenues.
_______________________________________________________________________________
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
11. Related Party Transactions
During the years ended December 31, 2015, 2016 and 2017, the Company had no related party transactions.
12. 401(k) Plans
We have a defined contribution plan, which generally covers all non-union United States employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code of 1986, as amended. In addition, IME operates a defined contribution plan, which is similar to our United States 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have incurred expenses of $16,355, $24,407 and $21,192 for the years ended December 31, 2015, 2016 and 2017, respectively, associated with these plans.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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
In 2015, 2016 and 2017, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 19, 2015	$0.4750	March 6, 2015	$99,795	March 20, 2015
May 28, 2015	0.4750	June 12, 2015	100,119	June 26, 2015
August 27, 2015	0.4750	September 11, 2015	100,213	September 30, 2015
October 29, 2015	0.4850	December 1, 2015	102,438	December 15, 2015
February 17, 2016	0.4850	March 7, 2016	102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
_______________________________________________________________________________
During the years ended December 31, 2015, 2016 and 2017, we declared distributions to our stockholders of $402,565, $502,863 and $603,743, respectively. These distributions represent approximately $1.91 per share, $2.04 per share and $2.27 per share for the years ended December 31, 2015, 2016 and 2017, respectively, based on the weighted average number of common shares outstanding during each respective year.
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends" for tax years beginning after 2017), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. For the years ended December 31, 2015, 2016 and 2017, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2015	2016	2017
Nonqualified ordinary dividends	49.3%	45.5%	82.1%
Qualified ordinary dividends	39.1%	21.0%	17.9%
Return of capital	11.6%	33.5%	—%
	100.0%	100.0%	100.0%
Dividends paid during the years ended December 31, 2015, 2016 and 2017 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2015, 2016 and 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
13. Stockholders' Equity Matters (Continued)

The change in the percentage of our dividends that were characterized as a return of capital in 2015 and 2016 (11.6% and 33.5%, respectively) compared to 2017 (0.0%) is primarily a result of the impact of the Deemed Repatriation Transition Tax associated with the Tax Reform Legislation that impacted the characterization of our 2017 dividends for United States federal income tax purposes. See Note 7 for further disclosure regarding the impact of the Deemed Repatriation Transition Tax on our 2017 dividends.
At The Market (ATM) Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our data center business and adjacent businesses through acquisitions, and repaying amounts outstanding from time to time under the Revolving Credit Facility.
During the quarter ended December 31, 2017 under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of approximately $60,000, generating net proceeds of $59,100, after deducting commissions of $900. As of December 31, 2017, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $440,000.
Equity Offering
On December 12, 2017, we entered into an underwriting agreement (the "Underwriting Agreement") with a syndicate of 16 banks (the “Underwriters”) related to the public offering by us of 14,500,000 shares (the “Firm Shares”) of our common stock (the “Equity Offering”). The offering price to the public for the Equity Offering was $37.00 per share, and we agreed to pay the Underwriters an underwriting commission of $1.38195 per share. The net proceeds to us from the Equity Offering, after deducting underwriters' commissions, was $516,462.
Pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase from us up to an additional 2,175,000 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting commission and less an amount per share equal to any dividends or distributions declared by us and payable on the Firm Shares but not payable on the Option Shares (the “Over-Allotment Option"). On January 10, 2018, the Underwriters exercised the Over-Allotment Option in its entirety. The net proceeds to us from the exercise of the Over-Allotment Option, after deducting underwriters' commissions, offering expenses and the per share value of the dividend we declared on our common stock on October 24, 2017 (for which the record date was December 15, 2017) which was paid on January 2, 2018, was approximately $76,200. The net proceeds of the Equity Offering and the Over-Allotment Option, together with the net proceeds from the issuance of the 5 1/4% Notes, were used to finance the purchase price of the IODC Transaction, which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds of the Equity Offering, together with the net proceeds from the 5 1/4% Notes, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.
14. Divestitures
a. Divestments Associated with the Recall Transaction
As disclosed in Note 6, in connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the DOJ, the ACCC, the CCB and the CMA and, as part of the regulatory approval process, we agreed to make the Divestments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
14. Divestitures (Continued)

The assets and liabilities related to the Initial United States Divestments were sold to Access CIG in the Access Sale on May 4, 2016; the assets and liabilities related to the Australia Divestment Business were sold to the Australia Divestment Business Purchasers in the Australia Sale on October 31, 2016; the assets and liabilities related to the UK Divestments were sold to Oasis Group in the UK Sale on December 9, 2016; and the assets and liabilities associated with the Seattle/Atlanta Divestments and the Canadian Divestments were sold to ARKIVE in the ARKIVE Sale on December 29, 2016.
We have concluded that the Australia Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2016, respectively, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2016 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2016 through the closing date of the Australia Sale, in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale, in the case of the Iron Mountain Canadian Divestments.
During the year ended December 31, 2016, we recorded charges of $15,417 and $1,421 to other expense, net associated with the loss on disposal of the Australia Divestment Business and the Iron Mountain Canadian Divestments, respectively, representing the excess of the carrying value of these businesses compared to their fair value (less costs to sell).
We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017, as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.
The table below summarizes certain results of operations of the Recall Divestments included in discontinued operations for the years ended December 31, 2016 and 2017:

	Year Ended December 31,
Description	2016(1)	2017
Total Revenues	$13,047	$—
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	4,105	(8,118)
Provision (Benefit) for Income Taxes	752	(1,827)
Income (Loss) from Discontinued Operations, Net of Tax	$3,353	$(6,291)
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

The assets subject to the Recall Divestments were acquired in the Recall Transaction and, therefore, the fair value of the Recall Divestments has been reflected in the allocation of the purchase price for Recall as a component of "Fair Value of Recall Divestments". See Note 6.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
14. Divestitures (Continued)

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
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for years ended December 31, 2015, 2016 and 2017 through the sale date.
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
We account for the OSG Investment as an equity method investment. As of December 31, 2017, the fair value of the OSG Investment is $17,539 and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
15. Cost Optimization Plans

Transformation Initiative
During the third quarter of 2015, we implemented a plan that calls for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the “Transformation Initiative”). As a result of the Transformation Initiative, we recorded charges of $10,167, $6,007 and $500 for the years ended December 31, 2015, 2016 and 2017, respectively, primarily related to employee severance and associated benefits. Costs included in the accompanying Consolidated Statements of Operations associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2015	2016	2017
Cost of sales (excluding depreciation and amortization)	$—	$—	$—
Selling, general and administrative expenses	10,167	6,007	500
Total	$10,167	$6,007	$500

Costs recorded by segment associated with the Transformation Initiative are as follows:

	Year Ended December 31,
	2015	2016	2017
North American Records and Information Management Business	$5,403	$2,329	$275
North American Data Management Business	241	395	—
Western European Business	1,537	204	—
Other International Business	—	—	—
Global Data Center Business	—	—	—
Corporate and Other Business	2,986	3,079	225
Total	$10,167	$6,007	$500

Through December 31, 2017, we have recorded cumulative charges to our Consolidated Statements of Operations associated with the Transformation Initiative of $16,674. At December 31, 2017, we had no material accruals related to the Transformation Initiative.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
16. Recall Costs

We currently estimate total acquisition and integration expenditures associated with the Recall Transaction to be approximately $380,000. From January 1, 2015 through December 31, 2017, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction of $313,756, which is composed of $263,859 of Recall Costs and $49,897 of capital expenditures.

Recall Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2015	2016	2017
Cost of sales (excluding depreciation and amortization)	$—	$11,963	$20,493
Selling, general and administrative expenses	47,014	119,981	64,408
Total Recall Costs	$47,014	$131,944	$84,901
Recall Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Year Ended December 31,
	2015	2016	2017
North American Records and Information Management Business	$52	$14,394	$15,763
North American Data Management Business	—	2,581	2,099
Western European Business	104	16,654	20,290
Other International Business	31	18,361	9,570
Global Data Center Business	—	—	—
Corporate and Other Business	46,827	79,954	37,179
Total Recall Costs	$47,014	$131,944	$84,901
A rollforward of accrued liabilities related to Recall Costs on our Consolidated Balance Sheets as of December 31, 2016 to 2017 is as follows:

Accrual for Recall Costs
Balance at December 31, 2016	$4,914
Amounts accrued	27,181
Change in estimates(1)	(539)
Payments	(19,044)
Currency translation adjustments	110
Balance at December 31, 2017(2)	$12,622
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Recall Costs as of December 31, 2017 presented in the table above generally related to employee severance costs and onerous lease liabilities. We expect that the majority of these liabilities will be paid throughout 2018. Additional Recall Costs recorded in our Consolidated Statement of Operations for the year ended December 31, 2017 have either been settled in cash during the year ended December 31, 2017 or are included in our Consolidated Balance Sheet as of December 31, 2017 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
(In thousands, except share and per share data)
17. Subsequent Events

Acquisition of IO Data Centers, LLC

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,340,000 of total consideration, including the Initial IODC Consideration and the IODC Contingent Consideration.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(Dollars in thousands)

Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,131 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.f. to Notes to Consolidated Financial Statements as of December 31, 2017:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$2,707,925

Add Reconciling Items:
Book value of racking included in leased facilities(1)	1,274,097
Book value of capital leases(2)	400,221
Book value of construction in progress(3)	125,996
Total Reconciling Items	1,800,314
Gross Amount of Real Estate Assets, As Disclosed in Note 2.f.	$4,508,239
_______________________________________________________________________________

(1)	Represents the gross book value of racking installed in our 1,131 leased facilities, which is included in historical book value of racking in Note 2.f., but excluded from Schedule III.
(2) Represents the gross book value of buildings and building improvements that are subject to capital leases, which are included in the historical book value of building and building improvements in Note 2.f., but excluded from Schedule III.

(3) Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.f., but excluded from Schedule III, as such assets are not considered real estate associated with owned buildings. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2017 is included in Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2017:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$909,092
Add Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,183,604
Accumulated Depreciation - racking in leased facilities(2)	652,764
Accumulated Depreciation - capital leases(3)	87,961
Total Reconciling Items	1,924,329
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$2,833,421

_______________________________________________________________________________

(1)
Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.

(2) Represents the accumulated depreciation of racking as of December 31, 2017 installed in our 1,131 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

(3) Represents the accumulated depreciation of buildings and building improvements as of December 31, 2017 that are subject to capital leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)	Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$879	$2,201	$958	2001	Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,612	4,249	1,585	2001	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	2,667	14,845	4,088	2007	Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	891	8,196	4,505	2012	Up to 40 years
3381 East Global Loop, Tucson, Arizona	1	—	1,622	4,237	5,859	2,450	2000	Up to 40 years
200 Madrone Way, Felton, California	1	—	760	(60)	700	343	1997	Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	8,426	18,898	8,557	2002	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,585	6,347	2,749	2002	Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,271	9,071	3,120	2002	Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	12,939	27,524	8,300	2002	Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	72	2014	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	21,495	31,663	11,730	1988	Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	6,048	21,220	13,932	1997	Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	324	4,900	1,550	2002	Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	143	28,100	8,091	2012	Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,762	17,274	6,307	2002	Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,110	4,530	1,828	2001	Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,125	8,454	3,950	2002	Up to 40 years
111 Uranium Drive, Sunnyvale, California	1	—	9,645	5,090	14,735	4,010	2002	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,749	4,798	1,777	2001	Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	1,911	3,494	1,408	2001	Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,707	3,468	1,518	2001	Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	108,822	6,331	115,153	1,469	2017	Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	9,910	17,313	8,067	2001	Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	95	6,407	1,136	2014	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,647	9,064	5,689	2002	Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	850	2,618	1,204	2000	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	30,373	40,820	17,279	2001	Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	1,384	5,405	2,576	2002	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	894	8,120	4,682	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	337	2,190	800	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,800	6,093	2,764	2001	Up to 40 years
7801 Riviera Blvd, Miramar, Florida	1	—	8,250	23	8,273	392	2017	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	294	2,221	783	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	13,185	17,386	5,719	2001	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
1890 MacArthur Blvd, Atlanta Georgia	1	$—	$1,786	$661	$2,447	$978	2002		Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	321	1,506	787	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,430	6,238	2,353	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	224	3,766	161	2017		Up to 40 years
3150 Nifda Dr, Smyrna, Georgia	1	—	463	646	1,109	669	1990		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	18,842	26,789	14,180	1999		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	13,057	17,321	7,302	2001		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,428	8,898	3,818	2006		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,697	3,101	2,664	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,878	5,867	1,185	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	266	22,314	8,022	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	904	2,282	124	2015		Up to 40 years
6120 Churchman Bypass, Indianapolis, Indiana	1	—	4,827	7,966	12,793	5,419	2002		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	446	1,068	339	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	11,313	12,022	4,149	Various		Up to 40 years
900 Distributors Row, New Orleans, Louisiana	1	—	7,607	1,133	8,740	5,524	2002		Up to 40 years
1274 Commercial Drive, Port Allen, Louisiana	1	—	2,680	3,885	6,565	2,534	2003		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	29	8,366	2,679	2015	(6)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,218	8,416	2,969	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	920	4,702	2,287	2000		Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,612	17,717	8,801	2001		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,851	7,072	3,322	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	523	687	494	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,368	7,188	4,860	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	775	2,686	1,951	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	51	5,464	438	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	1,044	2,342	1,119	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	22,634	78,557	37,026	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1	—	10,285	1,030	11,315	3,180	2015	(6)	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,102	2,396	1,172	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	441	2,243	970	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,426	5,852	3,356	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,145	5,145	2,342	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,146	6,218	1,958	2004		Up to 40 years
Missouri Bottom Road, Hazelwood, Missouri	3	—	28,282	951	29,233	5,880	2016	(6)	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	18,854	21,778	5,862	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,899	12,329	5,004	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,177	10,356	5,804	2001		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
Kimberly Rd, East Brunsick, New Jersey	3	$—	$22,105	$5,785	$27,890	$12,665	Various		Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	54,485	93,182	45,520	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	1,882	13,616	522	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	570	10,092	415	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	960	9,905	429	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,497	15,082	4,909	2006		Up to 40 years
555 Gallatin Place, Albuquerque, New Mexico	1	—	4,083	795	4,878	2,266	2001		Up to 40 years
7500 Los Volcanes Rd NW, Albuquerque, New Mexico	1	—	2,801	1,933	4,734	2,460	1999		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	10,844	12,168	5,623	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,124	6,210	3,232	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,513	7,124	4,118	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,959	3,061	1,376	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,417	7,136	2,308	2006		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	945	5,268	1,878	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	8,411	31,548	20,322	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	10,645	15,787	5,612	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,113	5,042	2,579	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	314	1,916	112	2015		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	2,012	3,892	1,593	1999		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	—	7,087	902	2017		Up to 40 years
11350 Deerfield Rd, Cincinnati, Ohio	1	—	4,259	518	4,777	2,572	2015	(6)	Up to 40 years
1034 Hulbert Ave, Cincinnati, Ohio	1	—	786	863	1,649	773	2000		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	476	3,605	1,810	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	2,985	6,321	2,626	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,644	2,674	1,335	1999		Up to 40 years
2120 Buzick Drive, Obetz, Ohio	1	—	4,317	14,441	18,758	6,583	2003		Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	1,027	1,629	617	2001		Up to 40 years
Partnership Drive, Oklahoma City, Oklahoma	3	—	11,437	269	11,706	2,594	2015	(6)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,874	7,061	3,813	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	3	—	21,166	210,250	231,416	45,506	Various		Up to 40 years
1201 Freedom Rd, Cranberry Township, Pennsylvania	1	—	1,057	12,466	13,523	6,169	2001		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	937	3,394	1,845	2000		Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	6,921	9,318	3,681	1999		Up to 40 years
2300 Newlins Mill Road, Palmer Township, Pennsylvania	1	—	18,365	3,708	22,073	164	2017		Up to 40 years
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	3	—	24,153	10,114	34,267	16,037	Various		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,381	7,566	3,840	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,155	4,814	2,535	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	1,623	13,399	2,318	2016	(6)	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
2301 Prosperity Way, Florence, South Carolina	1	$—	$2,846	$523	$3,369	$853	2016	(6)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,433	5,151	1,618	Various		Up to 40 years
415 Brick Church Park Dr, Nashville, Tennessee	1	—	2,312	3,929	6,241	3,404	2000		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	2,762	4,589	1,569	2000		Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	1,989	7,478	3,738	2002		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	283	4,802	1,022	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	80	8,379	2,391	2015	(6)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	716	20,389	8,024	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	610	2,784	1,198	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,422	6,940	3,926	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	1	—	1,277	1,542	2,819	1,919	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	810	4,025	2,276	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	563	5,891	2,588	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,045	10,399	5,238	2003		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	37,310	43,637	9,644	2004		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	1,375	4,215	2,277	2000		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	277	7,964	5,364	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,213	5,680	2,350	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,040	2,072	989	2002		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	999	2,794	1,155	2000		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	11,208	14,396	7,827	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	973	7,296	1,476	2015	(6)	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	1,958	3,638	1,076	2001		Up to 40 years
1235 North Union Bower, Irving, Texas	1	—	1,574	1,150	2,724	1,196	2001		Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,886	11,697	4,140	2001		Up to 40 years
929 South Medina St, San Antonio, Texas	1	—	3,883	1,215	5,098	2,386	2002		Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	227	620	214	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	957	4,483	2,600	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	4,092	10,331	4,464	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,883	3,592	1,583	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	28	21,008	4,537	2015	(6)	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	953	7,480	2,740	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	92	2,669	830	2015	(6)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,555	16,722	8,831	2002		Up to 40 years
8001 Research Way, Springfield, Virginia	1	—	5,230	2,562	7,792	2,865	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,702	11,300	5,374	2005		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)	Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
307 South 140th St, Burien, Washington	1	$—	$2,078	$2,199	$4,277	$2,040	1999	Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,230	4,740	1,698	1999	Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,236	8,635	3,092	2002	Up to 40 years
19826 Russell Rd, South, Kent, Washington	1	—	14,793	8,912	23,705	9,311	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	1,652	6,148	3,144	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	510	4,416	216	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,108	3,415	1,244	1999	Up to 40 years
	187	—	1,058,202	846,392	1,904,594	665,156
Canada
One Command Court, Bedford	1	—	3,847	4,698	8,545	3,636	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,437	11,840	4,563	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	17,683	22,690	6,401	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	1,386	9,477	4,169	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	7,464	11,790	4,056	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	8,714	23,372	9,989	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	630	2,650	1,435	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	771	4,410	100	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	228	2,979	1,267	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	17,175	25,371	11,054	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	1,543	3,343	1,453	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	6,290	7,349	3,552	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	188	7,666	2,365	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,489	2,318	725	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	1,058	2,911	1,144	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	489	1,732	551	2007	Up to 40 years
	16	—	72,200	76,243	148,443	56,460
	203	—	1,130,402	922,635	2,053,037	721,616

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$7,103	$13,645	$2,496	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	4,444	6,985	3,301	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	82	3,218	58	2017		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	49	1,984	36	2017		Up to 40 years
628 Western Avenue, Acton, England	1	—	2,070	(170)	1,900	765	2003		Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	1,734	8,714	4,574	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,285	10,703	4,908	2003		Up to 40 years
Pennine Way, Hemel Hempstead, England	1	—	10,847	6,386	17,233	6,468	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	7,108	12,385	8,091	2004		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,727	4,846	2,739	2003		Up to 40 years
24/26 Gillender Street, London, England	1	—	4,666	2,012	6,678	2,682	2003		Up to 40 years
Cody Road, London, England	2	—	20,307	5,889	26,196	10,176	2003		Up to 40 years
Deanston Wharf, London, England	1	—	15,824	(1,364)	14,460	3,515	2015	(6)	Up to 40 years
Unit 10 High Cross Centre, London, England	1	—	3,598	681	4,279	1,207	2003		Up to 40 years
Old Poplar Bus Garage, London, England	1	—	4,639	2,004	6,643	3,504	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	435	4,474	2,162	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,472	2,153	1,289	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	551	3,187	1,030	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,544	4,294	2,061	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(934)	20,384	1,716	2016	(5)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(32)	1,290	116	2016	(5)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	979	4,369	412	2016	(5)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	672	14,813	893	2016	(5)	Up to 40 years
ZI des Sables, Morangis, France	1	1,288	12,407	9,051	21,458	17,044	2004		Up to 40 years
45 Rue de Savoie, Manissieux, Saint Priest, France	1	—	5,546	169	5,715	389	2016	(5)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	962	4,984	463	2016	(5)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,847	5,067	3,212	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,357	11,397	3,743	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	762	3,580	1,160	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	6,294	22,328	6,054	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	1,621	3,473	1,722	2015	(6)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	557	1,815	1,497	2015	(6)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	883	2,240	1,503	2015	(6)	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
Europe (Continued)
Howemoss Drive, Aberdeen, Scotland	2	$—	$6,970	$5,798	$12,768	$4,072	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,220	2,333	950	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	25,447	36,964	15,958	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	259	445	268	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	2,682	13,693	1,988	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,934	9,915	3,264	2001		Up to 40 years
Fundicion 8, Rivas-Vaciamadrid, Spain	1	—	1,022	2,548	3,570	1,165	2002		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(14)	1,039	445	Various		Up to 40 years
	60	1,288	241,583	116,034	357,617	129,096
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	—	655	3,635	4,290	1,283	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	190	356	178	1998		Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	1,195	1,339	619	1995		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(2,897)	9,876	1,121	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(478)	12,084	824	2016	(5)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	2	—	8,894	(409)	8,485	613	2016	(5)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	9,229	11,097	1,923	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	6,719	30,797	2,603	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	2	—	2,629	39,096	41,725	10,559	2006		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	4	—	4,001	17,280	21,281	6,973	2004		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,058	1,432	823	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	990	1,895	819	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(2,230)	17,707	1,072	2016	(5)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	3,174	6,711	2,060	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	3,384	5,588	3,864	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	11,616	19,160	6,111	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	2,895	1,549	754	2,303	1,107	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	4,858	8,970	4,372	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	27,024	35,203	6,734	2010		Up to 40 years
	36	2,895	116,111	124,188	240,299	53,658

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition(2)	Gross amount carried at close of current period (1)(3)(7)(8)	Accumulated depreciation at close of current period(1)(3)(7)	Date of construction or acquired(4)		Life on which depreciation in latest income statement is computed
Asia
8 Whitestone Drive, Austins Ferry, Australia	1	$—	$681	$2,898	$3,579	$294	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	31	1,121	60	2015		Up to 40 years
Warehouse No 4, Shanghai, China	1	—	1,530	776	2,306	287	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	(106)	7,791	563	2017		Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	(1,381)	9,014	459	2016	(5)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	(2,086)	13,613	695	2016	(5)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	6,322	19,548	2,364	2016	(5)	Up to 40 years
	8	—	50,518	6,454	56,972	4,722
Total	307	$4,183	$1,538,614	$1,169,311	$2,707,925	$909,092

____________________________________

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,131 leased facilities in our real estate portfolio. In addition, the above information does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

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

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2017
(Dollars in thousands)

(7)	The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2016 and 2017:

	Year Ended December 31,
Gross Carrying Amount of Real Estate	2016	2017
Gross amount at beginning of period	$2,204,988	$2,427,540
Additions during period:
Acquisitions(1)	131,665	121,790
Discretionary capital projects	108,760	94,658
Other adjustments(2)	42,904	—
Foreign currency translation fluctuations	(37,653)	66,666
	245,676	283,114
Deductions during period:
Cost of real estate sold or disposed	(23,124)	(2,729)
Gross amount at end of period	$2,427,540	$2,707,925
_______________________________________________________________________________

(1)	Includes acquisition of sites through business combinations and purchase accounting adjustments.
(2) Includes costs associated with real estate we acquired which primarily includes building improvements and racking, which were previously subject to leases.

	Year Ended December 31,
Accumulated Depreciation	2016	2017
Gross amount of accumulated depreciation at beginning of period	$745,186	$808,481
Additions during period:
Depreciation	77,664	83,488
Other adjustments(1)	7,700	—
Foreign currency translation fluctuations	(13,129)	18,183
	72,235	101,671
Deductions during period:
Amount of accumulated depreciation for real estate assets sold or disposed	(8,940)	(1,060)
Gross amount of end of period	$808,481	$909,092
_______________________________________________________________________________

(1)	Includes accumulated depreciation associated with building improvements and racking, which were previously subject to leases.

The aggregate cost of our real estate assets for federal tax purposes at December 31, 2017 was approximately $2,500,000.

Item 16. Form 10-K Summary.
Not applicable.
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

2.4
Purchase Agreement, dated as of December 11, 2017, by and among IRM Data Centers Expansion LLC, IO Data Centers, LLC, the Sellers named therein, the Sellers Representative and, with respect to Articles 1, 10 and 11, the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K/A dated December 11, 2017.)

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

4.2
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 53/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 10, 2012, File Number 001-13045.)

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
4.9
Senior Indenture, dated as of May 27, 2016, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.375% Senior Notes due 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.10
Senior Indenture, dated as of May 27, 2016, among Iron Mountain US Holdings, Inc., the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.11
Senior Indenture, dated as of September 15, 2016, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% CAD Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 2016.)

4.12
Senior Indenture, dated as of May 23, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)

4.13
Senior Indenture, dated as of September 18, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)

4.14
Senior Indenture, dated as of November 13, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2017.)

4.15
Senior Indenture, dated as of December 27, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 27, 2017.)

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

10.3
Third Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, File Number 001-13045.)

10.4
Fourth Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, File Number 001-13045.)

10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000, File Number 001-13045.)
10.6	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008, File Number 001-13045.)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999, File Number 001-14937.)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002, File Number 001-13045.)
10.9	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008, File Number 001-13045.)
10.10
Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008, File Number 001-13045.)

10.11	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010, File Number 001-13045.)
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

Exhibit	Item
10.14	First Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)
10.15
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

10.26
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 21). (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 19, 2014.)

10.27
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, File Number 001-13045.)

10.28	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 12). (#) (Filed herewith.)
10.29
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10 K for the year ended December 31, 2014.)

10.30	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Filed herewith.)
10.31
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10 K for the year ended December 31, 2014.)

10.32	Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Filed herewith.)
10.33
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10 K for the year ended December 31, 2016.)

10.34
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10 K for the year ended December 31, 2016.)

Exhibit	Item
10.35	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Filed herewith.)
10.36
Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

10.37	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 5, 2005, File Number 001-13045.)
10.38
Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010, File Number 001-13045.)

10.39	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 1, 2006, File Number 001-13045.)
10.40
Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010, File Number 001-13045.)

10.41
Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012, File Number 001-13045.)

10.42
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.43	Separation Agreement, dated July 1, 2016, between the Company and Roderick Day. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.)
10.44	Marc Duale Separation Agreement, dated March 13, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.45	Ernest Cloutier Secondment Letter, dated March 27, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.46
Advisory Agreement between Marc Duale and Iron Mountain Europe PLC, dated April 12, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)

10.47	Restated Compensation Plan for Non-Employee Directors. (#)(Filed herewith.)
10.48	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007, File Number 001-13045.)
10.49	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012, File Number 001-13045.)
10.50	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012, File Number 001-13045.)
10.51
First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, File Number 001-13045.)

10.52	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.53	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012, File Number 001-13045.)
10.54
Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 21, 2017.)

10.55
First Amendment, dated as of December 12, 2017, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Filed herewith.)

12	Statement re: Computation of Ratios. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)

Exhibit	Item
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated’s Annual Report on Form 10‑K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018
William L. Meaney

/s/ STUART B. BROWN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2018
Stuart B. Brown

/s/ DANIEL BORGES	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 16, 2018
Jennifer M. Allerton

/s/ TED R. ANTENUCCI	Director	February 16, 2018
Ted R. Antenucci

/s/ PAMELA M. ARWAY	Director	February 16, 2018
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 16, 2018
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 16, 2018
Kent P. Dauten

/s/ PAUL F. DENINGER	Director	February 16, 2018
Paul F. Deninger

Name	Title	Date
/s/ PER-KRISTIAN HALVORSEN	Director	February 16, 2018
Per-Kristian Halvorsen

/s/ WENDY J. MURDOCK	Director	February 16, 2018
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 16, 2018
Walter. C. Rakowich

/s/ ALFRED J. VERRECCHIA	Director	February 16, 2018
Alfred J. Verrecchia