Form 10-Q
period 2018-03-31
IRON MOUNTAIN INC
filed 2018-04-26
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at April 20, 2018: 285,923,945

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2017	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$925,699	$442,491
Accounts receivable (less allowances of $46,648 and $49,512 as of December 31, 2017 and March 31, 2018, respectively)	835,742	859,106
Prepaid expenses and other	188,874	223,276
Total Current Assets	1,950,315	1,524,873
Property, Plant and Equipment:
Property, plant and equipment	6,251,100	7,306,059
Less—Accumulated depreciation	(2,833,421)	(2,940,588)
Property, Plant and Equipment, Net	3,417,679	4,365,471
Other Assets, Net:
Goodwill	4,070,267	4,325,478
Customer relationships, customer inducements and data center lease-based intangibles	1,400,547	1,592,488
Other	133,594	189,839
Total Other Assets, Net	5,604,408	6,107,805
Total Assets	$10,972,402	$11,998,149
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$146,300	$137,198
Accounts payable	289,137	251,214
Accrued expenses	653,146	574,725
Deferred revenue	241,590	267,925
Total Current Liabilities	1,330,173	1,231,062
Long-term Debt, net of current portion	6,896,971	8,020,873
Other Long-term Liabilities	73,039	96,731
Deferred Rent	126,231	125,442
Deferred Income Taxes	155,728	169,889
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	91,418	92,877
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 283,110,183 shares and 285,923,405 shares as of December 31, 2017 and March 31, 2018, respectively)	2,831	2,859
Additional paid-in capital	4,164,562	4,250,757
(Distributions in excess of earnings) Earnings in excess of distributions	(1,765,966)	(1,919,787)
Accumulated other comprehensive items, net	(103,989)	(74,082)
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	2,259,747
Noncontrolling Interests	1,404	1,528
Total Equity	2,298,842	2,261,275
Total Liabilities and Equity	$10,972,402	$11,998,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenues:
Storage rental	$572,279	$651,149
Service	366,597	391,309
Total Revenues	938,876	1,042,458
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	426,707	448,721
Selling, general and administrative	240,166	269,730
Depreciation and amortization	124,707	160,578
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(459)	(1,130)
Total Operating Expenses	791,121	877,899
Operating Income (Loss)	147,755	164,559
Interest Expense, Net (includes Interest Income of $2,293 and $1,386 for the three months ended March 31, 2017 and 2018, respectively)	86,055	97,626
Other (Income) Expense, Net	(6,364)	20,151
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	68,064	46,782
Provision (Benefit) for Income Taxes	9,220	1,168
Income (Loss) from Continuing Operations	58,844	45,614
(Loss) Income from Discontinued Operations, Net of Tax	(337)	(462)
Net Income (Loss)	58,507	45,152
Less: Net Income (Loss) Attributable to Noncontrolling Interests	382	468
Net Income (Loss) Attributable to Iron Mountain Incorporated	$58,125	$44,684
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.22	$0.16
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.16
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.22	$0.16
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.16
Weighted Average Common Shares Outstanding—Basic	263,855	285,259
Weighted Average Common Shares Outstanding—Diluted	264,810	285,993
Dividends Declared per Common Share	$0.5504	$0.5888
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2018
Net Income (Loss)	$58,507	$45,152
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	50,784	31,651
Change in Fair Value of Interest Rate Swap Agreements	—	(185)
Total Other Comprehensive Income (Loss)	50,784	31,466
Comprehensive Income (Loss)	109,291	76,618
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(168)	2,027
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$109,459	$74,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	2,453	427,718	5	2,448	—	—	—	—
Change in value of redeemable noncontrolling interests	(307)	—	—	(307)	—	—	—	307
Parent cash dividends declared	(145,427)	—	—	—	(145,427)	—	—	—
Foreign currency translation adjustment	51,405	—	—	—	—	51,334	71	(621)
Net income (loss)	58,350	—	—	—	58,125	—	225	157
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(214)	—	—	—	—	—	(214)	(462)
Purchase of noncontrolling interests	843	—	—	—	—	—	843	—
Balance, March 31, 2017	$1,903,774	264,110,388	$2,641	$3,491,936	$(1,430,613)	$(161,239)	$1,049	$67,308

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,298,842	283,110,183	$2,831	$4,164,562	$(1,765,966)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.d.)	(29,461)	—	—	—	(29,461)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	1,432	364,736	4	1,428	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 9)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 9)	8,716	273,486	2	8,714	—	—	—	—
Change in value of redeemable noncontrolling interests	(117)	—	—	(117)	—	—	—	117
Parent cash dividends declared	(169,044)	—	—	—	(169,044)	—	—	—
Foreign currency translation adjustment	30,246	—	—	—	—	30,092	154	1,405
Change in fair value of interest rate swap agreements	(185)	—	—	—	—	(185)	—
Net income (loss)	44,654	—	—	—	44,684	—	(30)	498
Noncontrolling interests dividends	—	—	—	—	—	—	—	(561)
Balance, March 31, 2018	$2,261,275	285,923,405	$2,859	$4,250,757	$(1,919,787)	$(74,082)	$1,528	$92,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2018
Cash Flows from Operating Activities:
Net income (loss)	$58,507	$45,152
Loss (Income) from discontinued operations	337	462
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	99,592	113,432
Amortization (includes amortization of deferred financing costs and discount of $3,907 and $3,553 for the three months ended March 31, 2017 and 2018, respectively)	29,022	50,699
Revenue reduction associated with amortization of permanent withdrawal fees and above- and below-market leases (see Note 2.c.)	3,158	3,664
Stock-based compensation expense	6,549	7,384
(Benefit) Provision for deferred income taxes	(7,386)	(387)
(Gain) Loss on disposal/write-down of property, plant and equipment, net (including real estate)	(459)	(1,130)
Foreign currency transactions and other, net	(786)	23,530
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(8,971)	(10,590)
Prepaid expenses and other	(24,826)	(56,937)
Accounts payable	5,869	(1,381)
Accrued expenses and deferred revenue	(36,112)	(76,324)
Other assets and long-term liabilities	(2,320)	(6,006)
Cash Flows from Operating Activities - Continuing Operations	122,174	91,568
Cash Flows from Operating Activities - Discontinued Operations	(337)	—
Cash Flows from Operating Activities	121,837	91,568
Cash Flows from Investing Activities:
Capital expenditures	(73,202)	(95,605)
Cash paid for acquisitions, net of cash acquired	(12,187)	(1,428,974)
Acquisition of customer relationships	(17,132)	(12,602)
Customer inducements (see Note 2.c.)	(4,271)	(130)
Contract fulfillment costs (see Note 2.d.)	—	(5,314)
Net proceeds from Divestments	2,423	—
Proceeds from sales of property and equipment and other, net (including real estate)	66	(19,387)
Cash Flows from Investing Activities - Continuing Operations	(104,303)	(1,562,012)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(104,303)	(1,562,012)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan and bridge facilities and other debt	(2,682,348)	(4,410,656)
Proceeds from revolving credit, term loan and bridge facilities and other debt	2,714,783	5,496,491
Debt financing and equity contribution from noncontrolling interests	13,230	—
Debt repayment and equity distribution to noncontrolling interests	(2,562)	(561)
Parent cash dividends	(2,060)	(169,006)
Net proceeds associated with the Over-Allotment Option (see Note 9)	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net (payments) proceeds associated with employee stock-based awards	(4,308)	(5,950)
Payment of debt financing and stock issuance costs	(73)	(9,974)
Cash Flows from Financing Activities - Continuing Operations	36,662	985,252
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	36,662	985,252
Effect of Exchange Rates on Cash and Cash Equivalents	4,948	1,984
Increase (Decrease) in Cash and Cash Equivalents	59,144	(483,208)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	236,484	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$295,628	$442,491
Supplemental Information:
Cash Paid for Interest	$99,022	$122,027
Cash Paid for Income Taxes, Net	$30,422	$22,292
Non-Cash Investing and Financing Activities:
Capital Leases	$24,395	$13,877
Accrued Capital Expenditures	$63,655	$36,760
Accrued Purchase Price and Other Holdbacks	$—	$149
Decrease in Fair Value of OSG Investment	$—	$87
Dividends Payable	$148,992	$172,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") store records, primarily physical records and data backup media, provide colocation and wholesale data center spaces and provide information management and data center solutions that help organizations in various locations throughout North America, Europe, Latin America, Asia and Africa protect their information, lower storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations.
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 (our "Annual Report").
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). See Note 2.d.
On January 10, 2018, we completed the acquisition of IO Data Centers, LLC ("IODC"). See Note 4.
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
At December 31, 2017 and March 31, 2018, we had approximately $22,167 and $18,360, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Foreign Currency
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing centers in Europe, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (i) borrowings in certain foreign currencies under our Former Revolving Credit Facility and Revolving Credit Facility (both as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined and discussed more fully in Note 5), and (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in Other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.
Total (gain) loss on foreign currency transactions for the three months ended March 31, 2017 and 2018 is as follows:

	Three Months Ended March 31,
	2017	2018
Total (gain) loss on foreign currency transactions	$(4,164)	$21,785
c.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Goodwill is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2017 and as a result of that review, we determined that the fair value of the Consumer Storage reporting unit was less than its carrying value and, therefore, we recorded a $3,011 impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represents a write-off of all goodwill associated with this reporting unit. As of December 31, 2017 and March 31, 2018, no factors were identified that would alter our October 1, 2017 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2017 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first three months of 2018 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2017.
During the first quarter of 2018, as a result of changes in the management of our businesses included in our Other International Business segment, we reassessed the composition of our reporting units. As a result of this reassessment, we determined that our business in South Africa, which was previously being managed in conjunction with our businesses in Northern and Eastern Europe and Middle East and India as a part of our former Northern and Eastern Europe and Middle East, Africa and India (“NEE and MEAI”) reporting unit, was now being managed in conjunction with our businesses included in our Australia and New Zealand reporting unit. This newly formed reporting unit, which consists of (i) the businesses included in our former Australia and New Zealand reporting unit and (ii) our business in South Africa is referred to as the Australia, New Zealand and South Africa (“ANZ-SA”) reporting unit. The former NEE and MEAI reporting unit is now referred to as the Northern and Eastern Europe and Middle East and India ("NEE and MEI") reporting unit.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2018 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2017	$2,474,829	$551,726	$453,537	$846,721	$—	$60,048	$4,386,861
Non-deductible goodwill acquired during the year	—	—	—	—	229,539	—	229,539
Fair value and other adjustments(1)	122	—	—	5,886	—	4,704	10,712
Currency effects	(5,593)	(1,528)	13,885	7,713	—	621	15,098
Gross Balance as of March 31, 2018	$2,469,358	$550,198	$467,422	$860,320	$229,539	$65,373	$4,642,210
Accumulated Amortization Balance as of December 31, 2017	$205,383	$53,875	$57,048	$288	$—	$—	$316,594
Currency effects	(198)	(50)	376	10	—	—	138
Accumulated Amortization Balance as of March 31, 2018	$205,185	$53,825	$57,424	$298	$—	$—	$316,732
Net Balance as of December 31, 2017	$2,269,446	$497,851	$396,489	$846,433	$—	$60,048	$4,070,267
Net Balance as of March 31, 2018	$2,264,173	$496,373	$409,998	$860,022	$229,539	$65,373	$4,325,478
Accumulated Goodwill Impairment Balance as of December 31, 2017	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of March 31, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $10,712 in net adjustments primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes and other liabilities.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived intangible assets and liabilities

i. Customer Relationship Intangible Assets

Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value utilizing an income approach based on the present value of expected future cash flows.

ii. Customer Inducements

Prior to the adoption of ASU 2014-09, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Free Move Costs"), were capitalized and amortized over periods ranging from 10 to 30 years. The amortization of Free Move Costs is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered a Contract Fulfillment Cost (as defined in Note 2.d.) and, therefore, are now deferred and amortized over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. See Note 2.d. for information regarding the accounting for Free Move Costs, which are now a component of Intake Costs (as defined in Note 2.d.), following the adoption of ASU 2014-09.

Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from 5 to 15 years and are included in storage and service revenue in the accompanying Condensed Consolidated Statements of Operations. Our accounting for Permanent Withdrawl Fees did not change as a result of the adoption of ASU 2014-09.

Free Move Costs (prior to the adoption of ASU 2014-09) and Permanent Withdrawal Fees are collectively referred to as "Customer Inducements". If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

iii. Data Center Intangible Assets and Liabilities

Finite-lived intangible assets associated with our data center business consist of the following:

Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets

Data Center In-Place Lease Intangible Assets (“Data Center In-Place Leases”) and Data Center Tenant Relationship Intangible Assets (“Data Center Tenant Relationships") are acquired through either business combinations or asset acquisitions in our data center business. These intangible assets reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues and unreimbursed operating expenses during the lease-up period, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Data Center In-Place Leases and Data Center Tenant Relationships are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Condensed Consolidated Balance Sheets.

Data Center Above-Market and Below-Market In-Place Lease Intangible Assets

Data Center Above-Market In-Place Lease Intangible Assets (“Data Center Above-Market Leases”) and Data Center Below-Market In-Place Lease Intangible Assets (“Data Center Below-Market Leases”) are acquired through either business combinations or asset acquisitions in our data center business. We record Data Center Above-Market Leases and Data Center Below-Market Leases at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases and Data Center Below-Market Leases are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue in the accompanying Condensed Consolidated Statements of Operations. Data Center Above-Market Leases are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Condensed Consolidated Balance Sheets. Data Center Below-Market Leases are included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of our finite-lived intangible assets related to customer relationship value, customer inducements and data center lease-based intangible assets and liabilities as of December 31, 2017 and March 31, 2018 are as follows:

	December 31, 2017			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,704,105	$(395,278)	$1,308,827	$1,728,685	$(427,550)	$1,301,135
Customer inducements(1)	140,030	(66,981)	73,049	57,502	(35,149)	22,353
Data center lease-based intangible assets(2)	19,314	(643)	18,671	282,609	(13,609)	269,000
	$1,863,449	$(462,902)	$1,400,547	$2,068,796	$(476,308)	$1,592,488
Liabilities:
Data center below-market leases	$—	$—	$—	$11,421	$(349)	$11,072
_______________________________________________________________________________

(1)
The gross carrying amount, accumulated amortization and net carrying amount of customer inducements as of December 31, 2017 includes Free Move Costs, which were capitalized as Customer Inducements prior to the adoption of ASU 2014-09. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered a Contract Fulfillment Cost. Contract Fulfillment Costs are included in Other, a component of Other Assets, Net, in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018. See Note 2.d. for information regarding Contract Fulfillment Costs included in our Condensed Consolidated Balance Sheet as of March 31, 2018.

(2)	Includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over a weighted average of four years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018. The other finite-lived intangible assets as of December 31, 2017 and March 31, 2018 are as follows:

	December 31, 2017			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in other assets, net)	$20,929	$(10,728)	$10,201	$20,974	$(11,936)	$9,038

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Permanent Withdrawal Fees and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the three months ended March 31, 2017 and 2018 are as follows:

	Three Months Ended March 31,
	2017	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship intangible assets	$20,133	$26,337
Customer inducements	2,666	2,469
Data center in-place leases and tenant relationships	—	10,838
Other finite-lived intangible assets	2,316	1,185
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$3,158	$2,585
Data center above-market leases and data center below-market leases	—	1,079

d.    Revenues

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in a decrease of $29,461 to stockholders' equity. The reduction of (distribution in excess of earnings) earnings in excess of distributions represents the net effect of (i) the write off of Free Move Costs, net (which were capitalized and amortized prior to the adoption of ASU 2014-09) based upon the net book value of the Free Move Costs as of December 31, 2017, (ii) the recognition of certain Contract Fulfillment Assets, specifically Intake Costs (each as defined below) and commission assets, (iii) the recognition of deferred revenue associated with Intake Costs billed to our customers (as discussed below), and (iv) the deferred income tax impact of the aforementioned items. As we adopted ASU 2014-09 on a modified retrospective basis, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, and the Condensed Consolidated Statement of Operations, the Condensed Consolidated Statement of Comprehensive Income (Loss), the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 have not been restated to reflect the adoption of ASU 2014-09 and reflect our revenue policies in place at that time, as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. The performance obligation is a series of distinct services (as determined for purposes of ASU 2014-09, a “series”) that have the same pattern of transfer to the customer that is satisfied over time. For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice" and we are applying the "right to invoice" practical expedient to all revenues, with the exception of storage revenues in our data center business.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

For all of our businesses, with the exception of the storage component of our data center business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient above. Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our data center business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our data center business is recognized in the period the data center access or related services are provided. Total data center revenues represent less than 5% of our total consolidated revenues at March 31, 2018.
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). The following describes each of these Contract Fulfillment Costs recognized under ASC 2014-09:
Intake Costs (and associated deferred revenue)
Prior to the adoption of ASU 2014-09, intake costs incurred but not charged to a customer to transport records to our facilities (or Free Move Costs, as described in Note 2.c.), which include labor and transportation costs, were capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. The initial movement of customer records into physical storage must take place prior to initiation of the storage of records and is not considered a separate performance obligation and, therefore, the costs of the initial intake of customer records into physical storage (“Intake Costs”) represent a contract fulfillment cost for the storage of records as the earnings process does not commence until a customer’s records or other assets are in our possession. Accordingly, upon the adoption of ASU 2014-09, all Intake Costs, regardless of whether or not the services associated with such initial moves are billed to the customer or are provided to the customer at no charge, will be deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Similarly, in instances where such Intake Costs are billed to the customer, the associated revenue will be deferred and recognized over the same three year period.
Commissions
Prior to the adoption of ASU 2014-09, commissions we paid related to our long-term storage contracts were expensed as incurred. Upon the adoption of ASU 2014-09, certain commission payments that are directly associated with the fulfillment of long-term storage contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Certain direct commission payments associated with contracts with a duration of one year or less are expensed as incurred under the practical expedient which allows an entity to expense as incurred an incremental cost of obtaining a contract if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

The Contract Fulfillment Assets recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and March 31, 2018 are as follows:

		January 1, 2018 (Date of Adoption of ASU 2014-09)			March 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Commissions asset	Other (within Other Assets, Net)	$42,072	$(21,173)	$20,899	$44,729	$(24,781)	$19,948
Intake Costs asset	Other (within Other Assets, Net)	31,604	(14,954)	16,650	34,408	(17,875)	16,533

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with the commissions asset and Intake Costs asset was $3,587 and $2,730, respectively, for the three months ended March 31, 2018.

Deferred revenue liabilities, associated with billed Intake Costs, recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and March 31, 2018 are as follows:

Description	Location in Balance Sheet	January 1, 2018 (Date of Adoption of ASU 2014-09)	March 31, 2018
Deferred revenue - Current	Deferred revenue	$9,953	$10,482
Deferred revenue - Long-term	Other Long-term Liabilities	9,453	9,639

The following table presents certain components of our Condensed Consolidated Statements of Operations as of March 31, 2018 as reported and if we had not adopted ASU 2014-09 on January 1, 2018:

	Three Months Ended March 31, 2018 (As Reported)	Three Months Ended March 31, 2018 (If ASU 2014-09 was not adopted)
Revenues	$1,042,458	$1,041,264
Operating Income	$164,559	$165,319
Income from Continuing Operations	$45,614	$46,374

Per Share Income from Continuing Operations - Basic	$0.16	$0.16
Per Share Income from Continuing Operations - Diluted	$0.16	$0.16
e.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").
Stock-based compensation expense for Employee Stock-Based Awards for the three months ended March 31, 2017 and 2018 was $6,549 ($5,777 after tax or $0.02 per basic and diluted share) and $7,384 ($6,833 after tax or $0.02 per basic and diluted share), respectively.
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2017	2018
Cost of sales (excluding depreciation and amortization)	$28	$29
Selling, general and administrative expenses	6,521	7,355
Total stock-based compensation	$6,549	$7,384

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock Options
A summary of our stock options outstanding as of March 31, 2018 by vesting terms is as follows:

	March 31, 2018
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	4,111,684	91.8%
Five-year vesting period (10 year contractual life)	366,855	8.2%
	4,478,539	100.0%
The weighted average fair value of stock options granted for the three months ended March 31, 2017 and 2018 was $4.26 and $3.50 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the respective periods are as follows:

	Three Months Ended March 31,
Weighted Average Assumptions	2017	2018
Expected volatility	25.8%	25.4%
Risk-free interest rate	1.96%	2.65%
Expected dividend yield	6%	7%
Expected life	5.0 years	5.0 years
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
A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at December 31, 2017	3,671,740	$34.41
Granted	839,437	33.72
Exercised	(20,223)	19.41
Forfeited	(9,673)	35.12
Expired	(2,742)	37.71
Outstanding at March 31, 2018	4,478,539	$34.34	7.58	$8,201
Options exercisable at March 31, 2018	2,498,039	$33.73	6.39	$7,815
Options expected to vest	1,831,809	$35.12	9.08	$367

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2017 and 2018 is as follows:

	Three Months Ended March 31,
	2017	2018
Aggregate intrinsic value of stock options exercised	$1,912	$393
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
Cash dividends accrued and paid on RSUs for the three months ended March 31, 2017 and 2018 are as follows:

	Three Months Ended March 31,
	2017	2018
Cash dividends accrued on RSUs	$683	$721
Cash dividends paid on RSUs	1,855	2,043
The fair value of RSUs vested during the three months ended March 31, 2017 and 2018 is as follows:

	Three Months Ended March 31,
	2017	2018
Fair value of RSUs vested	$14,026	$15,330
A summary of RSU activity for the three months ended March 31, 2018 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2017	1,071,469	$35.38
Granted	611,030	33.58
Vested	(436,489)	35.12
Forfeited	(24,035)	36.43
Non-vested at March 31, 2018	1,221,975	$34.55

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Performance Units
Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue and return on invested capital ("ROIC") and, beginning with PUs granted in 2018, Adjusted EBITDA (as defined in Note 7). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to either (i) a subset of the Standard & Poor's 500 Index (for certain PUs granted prior to 2017), or (ii) the MSCI United States REIT Index (for certain PUs granted in 2017 and thereafter), rather than the revenue, ROIC and Adjusted EBITDA targets noted above. The number of PUs earned based on the applicable market condition may range from 0% to 200% of the initial award.
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
Cash dividends accrued and paid on PUs for the three months ended March 31, 2017 and 2018 are as follows:

	Three Months Ended March 31,
	2017	2018
Cash dividends accrued on PUs	$324	$450
Cash dividends paid on PUs	205	644
The majority of our PUs are earned based on our performance against revenue, ROIC and, beginning with PUs granted in 2018, Adjusted EBITDA targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, ROIC and Adjusted EBITDA targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue, ROIC and Adjusted EBITDA targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of March 31, 2018, we expected 100%, 100% and 100% achievement of the predefined revenue, ROIC and Adjusted EBITDA targets associated with the awards of PUs made in 2016, 2017 and 2018, respectively.
The fair value of earned PUs that vested during the three months ended March 31, 2017 and 2018 is as follows:

	Three Months Ended March 31,
	2017	2018
Fair value of earned PUs that vested	$905	$3,033

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of PU activity for the three months ended March 31, 2018 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2017	717,878	(250,067)	467,811	$39.28
Granted	347,576	—	347,576	33.64
Vested	(79,121)	—	(79,121)	38.34
Forfeited/Performance or Market Conditions Not Achieved	(2,626)	(49,881)	(52,507)	38.28
Non-vested at March 31, 2018	983,707	(299,948)	683,759	$36.60
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan
We offer an ESPP in which participation is available to substantially all of our employees employed in the United States and Canada who meet certain service eligibility requirements. The price for shares purchased under the ESPP is 95% of the market price of our common stock at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. As of March 31, 2018, we have 624,768 shares available under the ESPP.
As of March 31, 2018, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $64,416 and is expected to be recognized over a weighted-average period of 2.3 years.
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
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2017 and 2018 is as follows:

	Three Months Ended March 31,
	2017	2018
Income (loss) from continuing operations	$58,844	$45,614
Less: Net income (loss) attributable to noncontrolling interests	382	468
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$58,462	$45,146
(Loss) income from discontinued operations, net of tax	$(337)	$(462)
Net income (loss) attributable to Iron Mountain Incorporated	$58,125	$44,684

Weighted-average shares—basic	263,855,000	285,259,000
Effect of dilutive potential stock options	461,761	249,564
Effect of dilutive potential RSUs and PUs	492,905	484,314
Weighted-average shares—diluted	264,809,666	285,992,878

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.22	$0.16
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.22	$0.16

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.22	$0.16
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.22	$0.16

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,494,255	3,242,141

_______________________________________________________________________________

(1) Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

g.    Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our estimate of the effective tax rate for the year ending December 31, 2018 reflects the impact of the Tax Reform Legislation (as defined below). Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries ("QRSs") and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rates for the three months ended March 31, 2017 and 2018 were 13.5% and 2.5%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended March 31, 2017 were the benefit derived from the dividends paid deduction, a release of valuation allowances on certain of our foreign net operating losses of $7,511 as a result of the merger of certain of our foreign subsidiaries and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. These benefits were partially offset by the impact of a legislative change enacted in the first quarter of 2017 in the United Kingdom which eliminated the deductibility of certain interest expense and increased our tax provision for the first quarter of 2017 by $1,764, or 2.5%. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amends the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The components of the Tax Reform Legislation are described in detail in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35.0% to 21.0% for taxable years beginning after December 31, 2017.
The Tax Reform Legislation also imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
Our estimate of the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 is approximately $186,000 (the “Estimated Undistributed E&P”). We will opt to include the full amount of Estimated Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 was approximately $82,000 related to the deemed repatriation of Undistributed E&P (the “Deemed Repatriation Taxable Income”). To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). We are currently performing additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P, and anticipate this analysis will continue throughout 2018. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.
h.    Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2017 and March 31, 2018, respectively, related to cash and cash equivalents. At December 31, 2017, we had money market funds with 12 "Triple A" rated money market funds and time deposits with seven global banks. At March 31, 2018, we had time deposits with seven global banks. As of December 31, 2017, our cash and cash equivalents balance was $925,699, including money market funds of $585,000 and time deposits of $24,482. As of March 31, 2018, our cash and cash equivalents was $442,491, including time deposits of $16,678. We had no money market funds as of March 31, 2018.
i.    Fair Value Measurements
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and March 31, 2018, respectively, are as follows:

		Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$585,000	$—		$585,000		$—
Time Deposits(1)	24,482	—		24,482		—
Trading Securities	11,784	11,279	(2)	505	(3)	—
Derivative Assets(4)	1,579	—		1,579		—
Derivative Liabilities(4)	2,329	—		2,329		—

		Fair Value Measurements at March 31, 2018 Using
Description	Total Carrying Value at March 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$16,678	$—		$16,678		$—
Trading Securities	11,129	10,739	(2)	390	(3)	—
Derivative Liabilities(4)	1,102	—		1,102		—
Interest Rate Swap Agreements(5)	185	—		185		—
_______________________________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs other than quoted market prices that are observable.

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

(5)
We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note 3. The interest rate swap agreements are designated as cash flow hedges and are measured based on inputs other than quoted market prices that are observable.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis at December 31, 2017 and March 31, 2018, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4); (iii) the Access Contingent Consideration (as defined and disclosed in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.x. to Notes to Consolidated Financial Statements included in our Annual Report); and (v) our investment in OSG Records Management (Europe) Limited (as disclosed in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018.
j.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2017 and 2018, respectively, are as follows:

	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$(212,573)	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments	51,334	51,334
Total other comprehensive income (loss)	51,334	51,334
Balance as of March 31, 2017	$(161,239)	$(161,239)

	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Balance as of December 31, 2017	$(103,989)	$—	$(103,989)
Other comprehensive income (loss):
Foreign currency translation adjustments	30,092	—	30,092
Fair value adjustments for interest rate swap agreements	—	(185)	(185)
Total other comprehensive income (loss)	30,092	(185)	29,907
Balance as of March 31, 2018	$(73,897)	$(185)	$(74,082)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

k.    Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2017 and 2018 consists of the following:

	Three Months Ended March 31,
	2017	2018
Foreign currency transaction (gains) losses, net	$(4,164)	$21,785
Other, net	(2,200)	(1,634)
	$(6,364)	$20,151
l.    Property, Plant and Equipment and Long-Lived Assets
During the three months ended March 31, 2017 and 2018, we capitalized $5,283 and $3,789 of costs, respectively, associated with the development of internal use computer software projects.
Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three months ended March 31, 2017 was $459 and primarily consists of gains associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment. Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net for the three months ended March 31, 2018 was $1,130 and primarily consists of gains associated with the retirement of leased vehicles accounted for as capital lease assets within our North American Records and Information Management Business segment and gains on sale of other property and equipment within our Other International Business segment.
m.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. See Note 2.d. for information regarding the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income, while eliminating the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. We adopted ASU 2016-01 on January 1, 2018. ASU 2016-01 did not have an impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements as outlined in Accounting Standards Codification Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and enhance the transparency and understandability of hedge transactions. In addition, ASU 2017-12 simplifies the application of the hedge accounting guidance. We adopted ASU 2017-12 on January 1, 2018. ASU 2017-12 did not have a material impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Other As Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019, with early adoption permitted. We are in the process of establishing a cross-functional project team responsible for the assessment and implementation of ASU 2016-02. We are also in the process of identifying and evaluating the technology options available to update our lease accounting processes and systems in anticipation of our future adoption of ASU 2016-02. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.
(3) Derivative Instruments and Hedging Activities
Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in Other (income) expense, net in the Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. As of December 31, 2017, we had outstanding forward contracts to (i) purchase $138,823 United States dollars and sell 176,000 Canadian dollars, (ii) purchase 135,000 Euros and sell $160,757 United States dollars and (iii) purchase $114,390 United States dollars and sell 96,150 Euros to hedge our foreign exchange exposures. As of March 31, 2018, we had outstanding forward contracts to purchase 133,000 Euros and sell $165,799 United States dollars to hedge our foreign exchange exposures. During the three months ended March 31, 2017, there were no cash receipts or payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts. During the three months ended March 31, 2018, cash receipts included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts was $6,343.
Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments not designated as hedging instruments as of December 31, 2017 and March 31, 2018:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	March 31, 2018
Derivative assets	Prepaid expenses and other	$1,579	$—
Derivative liabilities	Accrued expenses	2,329	1,102
(Gains) losses for our derivative instruments not recognized as hedging instruments for the three months ended March 31, 2017 and 2018 are as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2017	2018
Foreign exchange contracts	Other (income) expense, net	$—	$(5,991)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

We have designated a portion of our (i) Euro denominated borrowings by IMI under our Former Revolving Credit Facility and (ii) Euro Notes (each as defined in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2017, we designated, on average, 49,600 Euros of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2018, we designated, on average, 164,244 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended March 31,
	2017	2018
Foreign exchange (losses) gains	$(1,072)	$(5,635)
As of March 31, 2018, cumulative net losses of $2,447, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2018, we have $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as described in Note 2.i.). At March 31, 2018, we had a derivative liability of $185, which was recorded as a component of Other Long-Term Liabilities on our Condensed Consolidated Balance Sheet, which represents the fair value of our interest rate swap agreements.

We have recorded the change in fair value of the interest rate swap agreements to accumulated other comprehensive income. At March 31, 2018, we have recorded an unrealized loss of $185 within accumulated other comprehensive items, net associated with these agreements.

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
a.    Acquisition of IO Data Centers

On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio (the “IODC Transaction”). At the closing of the IODC Transaction, we paid approximately $1,347,000. In addition to the amount paid at the closing of the IODC Transaction, there is the potential of $35,000 in additional payments associated with the execution of future customer contracts. We have accounted for the IODC Transaction as an acquisition of a business in accordance with the guidance in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and IODC on a pro forma basis as if the IODC Transaction had occurred on January 1, 2017. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017. The Pro Forma Financial Information, for all periods presented, includes our current estimates of purchase accounting adjustments (including amortization expenses from acquired intangible assets and depreciation of acquired property, plant and equipment). Through March 31, 2018, we and IODC have collectively incurred $28,064 of operating expenditures to complete the IODC Transaction (including advisory and professional fees). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2017.

	Three Months Ended March 31,
	2017	2018
Total Revenues	$973,757	$1,045,929
Income from Continuing Operations	$17,431	$55,181
Per Share Income from Continuing Operations - Basic	$0.06	$0.19
Per Share Income from Continuing Operations - Diluted	$0.06	$0.19
In addition to our acquisition of IODC, we completed certain other acquisitions during 2017 and 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

b.    Other Noteworthy Acquisitions

On March 8, 2018, in order to expand our data center operations into Europe and Asia, we acquired the operations of two data centers in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for the total of (i) 34,600 British pounds sterling and (ii) 81,000 Singapore dollars (or collectively, approximately $111,400, based upon the exchange rates between the United States dollar and the British pound sterling and Singapore dollar on the closing date of the Credit Suisse transaction) (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, Credit Suisse entered into a long-term lease with us to maintain existing data center operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

In November 2017, we entered into an agreement to acquire (i) the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in China (the “Santa Fe China Transaction”) for approximately 14,000 Euros and (ii) certain real estate property located in Beijing, China owned by Santa Fe (the “Beijing Property”) for approximately 9,000 Euros, representing a total purchase price of approximately 23,000 Euros, subject to customary purchase price adjustments. We closed on the Santa Fe China Transaction on December 29, 2017. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we accrued for the purchase price of the Santa Fe China Transaction (which was approximately $16,800, based upon the exchange rate between the Euro and the United States dollar on the closing date of the Santa Fe China Transaction) in our Consolidated Balance Sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2017. We paid the purchase price of the Santa Fe China Transaction on January 3, 2018. We expect to close on the acquisition of the Beijing Property during the first half of 2018. The completion of the acquisition of the Beijing Property is subject to closing conditions; accordingly, we can provide no assurances that we will be able to complete the acquisition of the Beijing Property, that it will not be delayed or that the terms will remain the same.
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2018 acquisitions through March 31, 2018 is as follows:

	IODC Transaction		Other Fiscal Year 2018 Acquisitions (excluding IODC)	Total
Cash Paid (gross of cash acquired)(1)	$1,347,046		$112,947	$1,459,993
Purchase price holdbacks	—		149	149
Total Consideration	1,347,046		113,096	1,460,142
Fair Value of Identifiable Assets Acquired:
Cash	34,227		—	34,227
Accounts Receivable and Prepaid Expenses	7,070		558	7,628
Property, Plant and Equipment(2)	863,027		111,267	974,294
Customer Relationship Intangible Assets	—		1,593	1,593
Data Center In-Place Leases	128,513		9,492	138,005
Data Center Tenant Relationships	102,850		—	102,850
Data Center Above-Market Leases	16,439		—	16,439
Accounts Payable, Accrued Expenses and Other Liabilities	(23,198)		—	(23,198)
Deferred Income Taxes	—		(9,814)	(9,814)
Data Center Below-Market Leases	(11,421)		—	(11,421)
Total Fair Value of Identifiable Net Assets Acquired	1,117,507	1,117,507	113,096	1,230,603
Goodwill Initially Recorded(3)	$229,539		$—	$229,539
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 is net cash acquired of $34,227 and contingent and other payments, net of $3,208 related to acquisitions made in previous years. The cash paid for the Accrued Purchase Price for the Santa Fe China Transaction is included in cash flows from financing activities (as a component of repayment of revolving credit, term loan and bridge facilities and other debt) in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018.

(2)
Consists primarily of building, building improvements, leasehold improvements, racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

(3) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

Allocations of the purchase price for acquisitions made in 2017 and 2018 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations (including the accounting for the acquisition of assets) requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of March 31, 2018 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the Bonded Transaction, the Santa Fe Transaction, the Fortrust Transaction (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), the IODC Transaction and the Credit Suisse Transaction, as well as other acquisitions which closed in 2018.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended March 31, 2018 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2017				March 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility	$466,593	$(14,407)	$452,186	$466,593	$800,158		$(13,688)	$786,470	$800,158
Term Loan A	243,750	—	243,750	243,750	240,625		—	240,625	240,625
Term Loan B	—	—	—	—	698,250		(8,698)	689,552	700,000
Australian Dollar Term Loan (the "AUD Term Loan")	187,504	(3,382)	184,122	189,049	259,431		(3,761)	255,670	261,662
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(1)(2)	500,000	(5,874)	494,126	507,500	500,000		(5,444)	494,556	501,250
6% Senior Notes due 2023 (the "6% Notes due 2023")(1)	600,000	(6,224)	593,776	625,500	600,000		(5,949)	594,051	618,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(2)(3)	199,171	(3,295)	195,876	208,631	193,826		(3,067)	190,759	196,482
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(1)	1,000,000	(9,156)	990,844	1,012,500	1,000,000		(8,812)	991,188	970,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(1)(2)	359,386	(4,691)	354,695	364,776	369,711		(4,567)	365,144	366,014
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(2)	539,702	(7,718)	531,984	527,559	560,516		(7,758)	552,758	529,789
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(2)	250,000	(3,615)	246,385	256,875	250,000		(3,508)	246,492	240,313
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(1)(2)	1,000,000	(13,866)	986,134	1,000,000	1,000,000		(13,509)	986,491	927,500
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(1)(2)	825,000	(11,817)	813,183	826,031	825,000		(11,817)	813,183	773,438
Real Estate Mortgages, Capital Leases and Other	649,432	(566)	648,866	649,432	630,868		(451)	630,417	630,868
Accounts Receivable Securitization Program	258,973	(356)	258,617	258,973	272,273		(321)	271,952	272,273
Mortgage Securitization Program	50,000	(1,273)	48,727	50,000	50,000		(1,237)	48,763	50,000
Total Long-term Debt	7,129,511	(86,240)	7,043,271		8,250,658	—	(92,587)	8,158,071
Less Current Portion	(146,300)	—	(146,300)		(137,198)		—	(137,198)
Long-term Debt, Net of Current Portion	$6,983,211	$(86,240)	$6,896,971		$8,113,460		$(92,587)	$8,020,873
______________________________________________________________

(1)	Collectively, the "Parent Notes".

(2)	Collectively, the "Unregistered Notes".

(3)	Together, with our previously outstanding 6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021"), the "CAD Notes".

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2018 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2017 (which are disclosed in our Annual Report). Additionally, see Note 6 for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments.
a.    Credit Agreement
On August 21, 2017, we entered into a new credit agreement (as amended, the "Credit Agreement") which amended and restated our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750,000. The original amount of the Term Loan A was $250,000. On March 22, 2018, we entered into an amendment (the “2018 Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to $1,260,000 under the Credit Agreement, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement, as amended. The Credit Agreement is scheduled to mature on August 21, 2022, at which point all obligations become due.
The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. The Term Loan A is being paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on August 21, 2022.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of March 31, 2018, we had $800,158 and $240,625 of outstanding borrowings under the Revolving Credit Facility and the Term Loan A, respectively. Of the $800,158 of outstanding borrowings under the Revolving Credit Facility, $548,000 was denominated in United States dollars, 179,000 was denominated in Canadian dollars and 92,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $54,673. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2018, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $895,169 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.3% as of March 31, 2018. The average interest rate in effect under the Revolving Credit Facility as of March 31, 2018 was 3.3% and ranged from 1.8% to 5.5% as of March 31, 2018 and the interest rate in effect under the Term Loan A as of March 31, 2018 was 3.6%.

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
On March 22, 2018, in connection with the 2018 Amendment, Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice, or the Activation Notice, with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700,000 (the “Term Loan B”). On March 26, 2018, we borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689,850, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.
Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time after the six month anniversary of the borrowing date. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. At March 31, 2018, we had $700,000 outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 3.6%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,750 as of March 31, 2018.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and March 31, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and March 31, 2018 are as follows:

	December 31, 2017	March 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.4	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes, the GBP Notes due 2025 and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(2)
At December 31, 2017, a portion of the net proceeds from the 5 1/4% Notes, together with a portion of the net proceeds of the Equity Offering (as defined in Note 9), were used to temporarily repay approximately $807,000 of outstanding indebtedness under our Revolving Credit Facility until the closing of the IODC Transaction, which occurred on January 10, 2018 (as described in Note 4). The bond leverage ratio at December 31, 2017 is calculated based on our outstanding indebtedness at this date, which reflects the temporary payment of the Revolving Credit Facility.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
b.    Australian Dollar Term Loan
On March 27, 2018, Iron Mountain Australia Group Pty Ltd, a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250,000 Australian dollars to 350,000 Australian dollars; (ii) increase the quarterly principal payments from 6,250 Australian dollars per year to 8,750 Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99,000 Australian dollars (or approximately $75,621, based on the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 8,750 Australian dollars per year, with the remaining balance due September 22, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations (the “Guarantors”) guarantee all obligations under the AUD Term Loan. As of March 31, 2018, we had 340,625 Australian dollars ($261,662 based upon the exchange rate between the United States dollar and the Australian dollar as of March 31, 2018) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 5.9%. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,545 and $2,231 as of December 31, 2017 and March 31, 2018, respectively.
c.    Accounts Receivable Securitization Program
We are a party to a $275,000 accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions, which matures on July 30, 2020, at which point all obligations become due. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the "Accounts Receivable Securitization Special Purpose Subsidiaries"). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

The maximum availability allowed under the Accounts Receivable Securitization Program is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of March 31, 2018, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $272,273. The interest rate in effect under the Accounts Receivable Securitization Program was 2.9% as of March 31, 2018.
d.    Cash Pooling
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

As of December 31, 2017, we had a net cash position of approximately $5,700 in the QRS Cash Pool (which consisted of a gross cash position of approximately $383,700 less outstanding debit balances of approximately $378,000 by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229,600 less outstanding debit balances of approximately $229,600 by participating subsidiaries). As of March 31, 2018, we had a net cash position of approximately $2,600 in the QRS Cash Pool (which consisted of a gross cash position of approximately $389,200 less outstanding debit balances of approximately $386,600 by participating subsidiaries) and we had a $18,900 balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $262,400 less outstanding debit balances of approximately $243,500 by participating subsidiaries). The net cash position balances as of December 31, 2017 and March 31, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2017 and March 31, 2018 and for the three months ended March 31, 2017 and 2018 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, CAD Notes, the 6 1/8% GBP Senior Notes due 2022 (the "GBP Notes due 2022") (which were redeemed in November 2017), GBP Notes due 2025, and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Canada Company, the GBP Notes due 2022, which were issued by Iron Mountain Europe PLC ("IME"), the GBP Notes due 2025, which were issued by Iron Mountain (UK) PLC ("IM UK"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc, which is one of the Guarantors. Canada Company, IME and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes due 2022, the GBP Notes due 2025, and the 5 3/8% Notes, including IME, IM UK, the Accounts Receivable Securitization Special Purpose Subsidiaries and Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"), are referred to below as the Non-Guarantors. As discussed below, the results of the Non-Guarantors for the three months ended March 31, 2017 exclude the results of Canada Company, as those are presented in a separate column.
The CAD Notes due 2021 were issued by Canada Company and registered under the Securities Act of 1933, as amended (the “Securities Act”). The CAD Notes due 2023 have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. We redeemed the CAD Notes due 2021 in August 2017 and, therefore, as of that date, Canada Company had no outstanding debt registered under the Securities Act that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018, respectively, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$2,433	$634,317	$383,675	$(94,726)	$925,699
Accounts receivable	—	32,972	802,770	—	835,742
Intercompany receivable	332,293	149,731	—	(482,024)	—
Prepaid expenses and other	1,579	103,643	83,681	(29)	188,874
Total Current Assets	336,305	920,663	1,270,126	(576,779)	1,950,315
Property, Plant and Equipment, Net	316	2,030,875	1,386,488	—	3,417,679
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,578,995	—	—	(4,578,995)	—
Investment in subsidiaries	1,858,045	885,999	—	(2,744,044)	—
Goodwill	—	2,577,310	1,492,957	—	4,070,267
Other	—	796,913	737,228	—	1,534,141
Total Other Assets, Net	6,437,040	4,260,222	2,230,185	(7,323,039)	5,604,408
Total Assets	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
Liabilities and Equity
Intercompany Payable	$—	$—	$482,024	$(482,024)	$—
Debit Balances Under Cash Pools	—	56,233	38,493	(94,726)	—
Current Portion of Long-Term Debt	—	54,247	92,082	(29)	146,300
Total Other Current Liabilities	235,062	527,549	421,262	—	1,183,873
Long-Term Debt, Net of Current Portion	4,232,759	758,166	1,906,046	—	6,896,971
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,578,995	—	(4,578,995)	—
Other Long-term Liabilities	—	113,024	241,974	—	354,998
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	8,402	—	83,016	—	91,418
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	1,123,546	1,620,498	(2,744,044)	2,297,438
Noncontrolling Interests	—	—	1,404	—	1,404
Total Equity	2,297,438	1,123,546	1,621,902	(2,744,044)	2,298,842
Total Liabilities and Equity	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$3,194	$75,061	$395,283	$(31,047)	$442,491
Accounts receivable	—	28,731	830,375	—	859,106
Intercompany receivable	172,289	82,219	—	(254,508)	—
Prepaid expenses and other	—	125,373	97,932	(29)	223,276
Total Current Assets	175,483	311,384	1,323,590	(285,584)	1,524,873
Property, Plant and Equipment, Net	283	2,935,396	1,429,792	—	4,365,471
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,662,099	—	—	(4,662,099)	—
Investment in subsidiaries	1,875,464	893,419	—	(2,768,883)	—
Goodwill	—	2,813,151	1,512,327	—	4,325,478
Other	—	1,027,985	754,342	—	1,782,327
Total Other Assets, Net	6,537,563	4,734,555	2,266,669	(7,430,982)	6,107,805
Total Assets	$6,713,329	$7,981,335	$5,020,051	$(7,716,566)	$11,998,149
Liabilities and Equity
Intercompany Payable	$—	$—	$254,508	$(254,508)	$—
Debit Balances Under Cash Pools	—	4,287	26,760	(31,047)	—
Current Portion of Long-Term Debt	—	60,778	76,449	(29)	137,198
Total Other Current Liabilities	199,577	487,627	406,660	—	1,093,864
Long-Term Debt, Net of Current Portion	4,244,612	1,514,579	2,261,682	—	8,020,873
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,662,099	—	(4,662,099)	—
Other Long-term Liabilities	185	120,998	270,879	—	392,062
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	9,208	—	83,669	—	92,877
Total Iron Mountain Incorporated Stockholders' Equity	2,259,747	1,130,967	1,637,916	(2,768,883)	2,259,747
Noncontrolling Interests	—	—	1,528	—	1,528
Total Equity	2,259,747	1,130,967	1,639,444	(2,768,883)	2,261,275
Total Liabilities and Equity	$6,713,329	$7,981,335	$5,020,051	$(7,716,566)	$11,998,149
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at March 31, 2018 is approximately $45,600 and $6,900 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 5 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$349,351	$32,006	$190,922	$—	$572,279
Service	—	218,209	16,050	132,338	—	366,597
Intercompany revenues	—	1,097	—	22,342	(23,439)	—
Total Revenues	—	568,657	48,056	345,602	(23,439)	938,876
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	239,329	7,550	179,828	—	426,707
Selling, general and administrative	79	162,705	3,561	73,821	—	240,166
Intercompany cost of sales	—	6,606	15,736	1,097	(23,439)	—
Depreciation and amortization	46	76,161	4,238	44,262	—	124,707
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(548)	2	87	—	(459)
Total Operating Expenses	125	484,253	31,087	299,095	(23,439)	791,121
Operating (Loss) Income	(125)	84,404	16,969	46,507	—	147,755
Interest Expense (Income), Net	42,784	(3,279)	11,670	34,880	—	86,055
Other Expense (Income), Net	81	2,519	(27)	(8,937)	—	(6,364)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(42,990)	85,164	5,326	20,564	—	68,064
Provision (Benefit) for Income Taxes	—	12,744	(3,488)	(36)	—	9,220
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(101,115)	(23,413)	(157)	(8,814)	133,499	—
Income (Loss) from Continuing Operations	58,125	95,833	8,971	29,414	(133,499)	58,844
Income (Loss) from Discontinued Operations	—	198	—	(535)	—	(337)
Net Income (Loss)	58,125	96,031	8,971	28,879	(133,499)	58,507
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	382	—	382
Net Income (Loss) Attributable to Iron Mountain Incorporated	$58,125	$96,031	$8,971	$28,497	$(133,499)	$58,125
Net Income (Loss)	$58,125	$96,031	$8,971	$28,879	$(133,499)	$58,507
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,072)	—	635	51,221	—	50,784
Equity in Other Comprehensive Income (Loss) of Subsidiaries	52,406	28,540	287	635	(81,868)	—
Total Other Comprehensive Income (Loss)	51,334	28,540	922	51,856	(81,868)	50,784
Comprehensive Income (Loss)	109,459	124,571	9,893	80,735	(215,367)	109,291
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(168)	—	(168)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$109,459	$124,571	$9,893	$80,903	$(215,367)	$109,459

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$396,476	$254,673	$—	$651,149
Service	—	230,230	161,079	—	391,309
Intercompany revenues	—	1,205	4,491	(5,696)	—
Total Revenues	—	627,911	420,243	(5,696)	1,042,458
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	246,163	202,558	—	448,721
Selling, general and administrative	43	185,348	84,339	—	269,730
Intercompany cost of sales	—	4,491	1,205	(5,696)	—
Depreciation and amortization	33	102,446	58,099	—	160,578
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(356)	(774)	—	(1,130)
Total Operating Expenses	76	538,092	345,427	(5,696)	877,899
Operating Income (Loss)	(76)	89,819	74,816	—	164,559
Interest Expense (Income), Net	49,941	(1,508)	49,193	—	97,626
Other Expense (Income), Net	(1,157)	1,560	19,748	—	20,151
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(48,860)	89,767	5,875	—	46,782
Provision (Benefit) for Income Taxes	—	(6,712)	7,880	—	1,168
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(93,544)	2,865	—	90,679	—
Income (Loss) from Continuing Operations	44,684	93,614	(2,005)	(90,679)	45,614
(Loss) Income from Discontinued Operations, Net of Tax	—	(422)	(40)	—	(462)
Net Income (Loss)	44,684	93,192	(2,045)	(90,679)	45,152
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	468	—	468
Net Income (Loss) Attributable to Iron Mountain Incorporated	$44,684	$93,192	$(2,513)	$(90,679)	$44,684
Net Income (Loss)	$44,684	$93,192	$(2,045)	$(90,679)	$45,152
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5,635)	—	37,286	—	31,651
Change in fair value of interest rate swap agreements	(185)	—	—	—	(185)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	35,732	38,336	—	(74,068)	—
Total Other Comprehensive Income (Loss)	29,912	38,336	37,286	(74,068)	31,466
Comprehensive Income (Loss)	74,596	131,528	35,241	(164,747)	76,618
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	2,027	—	2,027
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$74,596	$131,528	$33,214	$(164,747)	$74,591

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(41,288)	$136,411	$5,291	$21,760	$—	$122,174
Cash Flows from Operating Activities—Discontinued Operations	—	198	(535)	—	—	(337)
Cash Flows from Operating Activities	(41,288)	136,609	4,756	21,760	—	121,837
Cash Flows from Investing Activities:
Capital expenditures	—	(53,175)	(2,555)	(17,472)	—	(73,202)
Cash paid for acquisitions, net of cash acquired	—	(6,380)	—	(5,807)	—	(12,187)
Intercompany loans to subsidiaries	(1,187)	(72,807)	—	(478)	74,472	—
Investment in subsidiaries	(16,170)	—	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(20,653)	(271)	(479)	—	(21,403)
Net proceeds from Divestments (see Note 10)	—	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	93	2	(29)	—	66
Cash Flows from Investing Activities—Continuing Operations	(17,357)	(152,922)	(2,824)	(21,842)	90,642	(104,303)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Investing Activities	(17,357)	(152,922)	(2,824)	(21,842)	90,642	(104,303)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(31,733)	(1,495,558)	(71)	(1,154,986)	—	(2,682,348)
Proceeds from revolving credit, term loan facilities and other debt	94,811	1,423,653	—	1,196,319	—	2,714,783
Debit balances (payments) under cash pools	—	138,693	—	47,129	(185,822)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	10,668	—	10,668
Intercompany loans from parent	—	(9,305)	(12,680)	96,457	(74,472)	—
Equity contribution from parent	—	—	—	16,170	(16,170)	—
Parent cash dividends	(2,060)	—	—	—	—	(2,060)
Net (payments) proceeds associated with employee stock-based awards	(4,308)	—	—	—	—	(4,308)
Payment of debt financing and stock issuance costs	—	—	(73)	—	—	(73)
Cash Flows from Financing Activities—Continuing Operations	56,710	57,483	(12,824)	211,757	(276,464)	36,662
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	56,710	57,483	(12,824)	211,757	(276,464)	36,662
Effect of exchange rates on cash and cash equivalents	—	—	(455)	5,403	—	4,948
(Decrease) Increase in cash and cash equivalents	(1,935)	41,170	(11,347)	217,078	(185,822)	59,144
Cash and cash equivalents, beginning of period	2,405	23,380	17,110	193,589	—	236,484
Cash and cash equivalents, end of period	$470	$64,550	$5,763	$410,667	$(185,822)	$295,628

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(66,516)	$96,674	$61,410	$—	$91,568
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(66,516)	96,674	61,410	—	91,568
Cash Flows from Investing Activities:
Capital expenditures	—	(62,148)	(33,457)	—	(95,605)
Cash paid for acquisitions, net of cash acquired	—	(1,315,549)	(113,425)	—	(1,428,974)
Intercompany loans to subsidiaries	157,737	208,443	—	(366,180)	—
Investment in subsidiaries	—	—	—	—	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(11,874)	(6,172)	—	(18,046)
Proceeds from sales of property and equipment and other, net (including real estate)	—	(19,466)	79	—	(19,387)
Cash Flows from Investing Activities—Continuing Operations	157,737	(1,200,594)	(152,975)	(366,180)	(1,562,012)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	157,737	(1,200,594)	(152,975)	(366,180)	(1,562,012)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	—	(2,308,119)	(2,102,537)	—	(4,410,656)
Proceeds from revolving credit, term loan facilities and other debt	—	3,067,988	2,428,503	—	5,496,491
Debit (payments) balances under cash pools	—	(51,946)	(11,733)	63,679	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	(561)	—	(561)
Intercompany loans from parent	—	(154,184)	(211,996)	366,180	—
Parent cash dividends	(169,006)	—	—	—	(169,006)
Net (payments) proceeds associated with employee stock-based awards	(5,950)	—	—	—	(5,950)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(9,075)	(487)	—	(9,974)
Cash Flows from Financing Activities—Continuing Operations	(90,460)	544,664	101,189	429,859	985,252
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(90,460)	544,664	101,189	429,859	985,252
Effect of exchange rates on cash and cash equivalents	—	—	1,984	—	1,984
Increase (Decrease) in cash and cash equivalents	761	(559,256)	11,608	63,679	(483,208)
Cash and cash equivalents, beginning of period	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, end of period	$3,194	$75,061	$395,283	$(31,047)	$442,491

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information

Our six reportable operating segments as of December 31, 2017 are described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:

•	North American Records and Information Management Business

•	North American Data Management Business

•	Western European Business

•	Other International Business

•	Global Data Center Business

•	Corporate and Other Business

There have been no changes made to our reportable operating segments since December 31, 2017. All previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2017. The operations associated with acquisitions completed during the first three months of 2018 (which are described in Note 4) have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Three Months Ended March 31, 2017
Total Revenues	$507,597	$100,834	$120,072	$189,241	$6,223	$14,909	$938,876
Storage Rental	298,183	68,824	71,567	117,615	5,858	10,232	572,279
Service	209,414	32,010	48,505	71,626	365	4,677	366,597
Depreciation and Amortization	60,535	8,251	14,297	27,676	1,424	12,524	124,707
Depreciation	51,952	6,063	10,888	19,305	1,360	10,024	99,592
Amortization	8,583	2,188	3,409	8,371	64	2,500	25,115
Adjusted EBITDA	209,530	55,270	34,142	55,347	1,506	(63,221)	292,574
Total Assets(1)	5,016,658	828,760	918,246	2,133,593	186,440	588,437	9,672,134
Expenditures for Segment Assets	51,888	7,906	5,025	18,620	8,895	14,458	106,792
Capital Expenditures	26,578	7,906	4,898	12,467	8,895	12,458	73,202
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	4,379	—	—	5,808	—	2,000	12,187
Acquisitions of Customer Relationships and Customer Inducements	20,931	—	127	345	—	—	21,403
As of and for the Three Months Ended March 31, 2018
Total Revenues	526,843	99,964	136,872	207,970	46,603	24,206	1,042,458
Storage Rental	304,819	69,246	83,952	131,747	45,495	15,890	651,149
Service	222,024	30,718	52,920	76,223	1,108	8,316	391,309
Depreciation and Amortization	62,752	10,104	17,770	31,659	22,268	16,025	160,578
Depreciation	49,138	8,023	12,905	18,917	11,380	13,069	113,432
Amortization	13,614	2,081	4,865	12,742	10,888	2,956	47,146
Adjusted EBITDA	225,738	53,852	44,082	60,631	20,790	(62,078)	343,015
Total Assets(1)	5,030,238	833,690	929,402	2,429,438	1,875,766	899,615	11,998,149
Expenditures for Segment Assets	43,181	6,853	7,584	32,056	1,438,012	14,939	1,542,625
Capital Expenditures	29,870	6,853	6,151	25,038	13,111	14,582	95,605
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	1,551	—	—	3,208	1,424,215	—	1,428,974
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	11,760	—	1,433	3,810	686	357	18,046
________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

The accounting policies of the reportable segments are the same as those described in Note 2 and in our Annual Report. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other (income) expense, net; (iv) gain on sale of real estate, net of tax; and (v) Significant Acquisition Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended March 31,
	2017	2018
Adjusted EBITDA	$292,574	$343,015
(Add)/Deduct:
Provision (Benefit) for Income Taxes	9,220	1,168
Other (Income) Expense, Net	(6,364)	20,151
Interest Expense, Net	86,055	97,626
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(459)	(1,130)
Depreciation and Amortization	124,707	160,578
Significant Acquisition Costs(1)	20,571	19,008
Income (Loss) from Continuing Operations	$58,844	$45,614
_______________________________________________________________________________

(1)
Represents operating expenditures associated with (1) the Recall Transaction (as defined in Note 1 in Notes to Consolidated Financial Statements included in our Annual Report), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 10) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall Holdings Limited ("Recall") with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs").

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
In fiscal year 2017 and in the first three months of 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 15, 2017	$0.5500	March 15, 2017	$145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
February 14, 2018	0.5875	March 15, 2018	167,969	April 2, 2018
At The Market (ATM) Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our data center business and adjacent businesses through acquisitions, and repaying amounts outstanding from time to time under the Revolving Credit Facility.
During the quarter ended March 31, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8,800, generating net proceeds of $8,716, after deducting commissions of $90. As of March 31, 2018 the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

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
Pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase from us up to an additional 2,175,000 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting commission and less an amount per share equal to any dividends or distributions declared by us and payable on the Firm Shares but not payable on the Option Shares (the “Over-Allotment Option"). On January 10, 2018, the Underwriters exercised the Over-Allotment Option in its entirety. The net proceeds to us from the exercise of the Over-Allotment Option, after deducting underwriters' commissions and the per share value of the dividend we declared on our common stock on October 24, 2017 (for which the record date was December 15, 2017) which was paid on January 2, 2018, was approximately $76,200. The net proceeds of the Equity Offering and the Over-Allotment Option, together with the net proceeds from the issuance of the 5 1/4% Notes, were used to finance the purchase price of the IODC Transaction, and to pay related fees and expenses.
(10) Divestments
The table below summarizes certain results of operations of the Recall Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) included in discontinued operations for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,
Description	2017	2018
(Loss) Income from Discontinued Operations Before (Benefit) Provision for Income Taxes	$(429)	$(496)
(Benefit) Provision for Income Taxes	(92)	(34)
(Loss) Income from Discontinued Operations, Net of Tax	$(337)	$(462)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Significant Acquisition Costs

We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $395,000, the majority of which is related to the Recall Transaction. From January 1, 2015 through March 31, 2018, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $334,648, including $282,867 of Significant Acquisition Costs and $51,781 of capital expenditures.
Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2017	2018
Cost of sales (excluding depreciation and amortization)	$7,887	$296
Selling, general and administrative expenses	12,684	18,712
Total Significant Acquisition Costs	$20,571	$19,008

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended March 31,
	2017	2018
North American Records and Information Management Business	$7,299	$584
North American Data Management Business	745	—
Western European Business	3,216	2,152
Other International Business	1,651	537
Global Data Center Business	—	10,181
Corporate and Other Business	7,660	5,554
Total Significant Acquisition Costs	$20,571	$19,008

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Significant Acquisition Costs (Continued)

A rollforward of accrued liabilities related to Significant Acquisition Costs on our Condensed Consolidated Balance Sheets as of December 31, 2017 to March 31, 2018 is as follows:

Accrual for Significant Acquisition Costs
Balance at December 31, 2017	$12,622
Amounts accrued	1,038
Change in estimates(1)	—
Payments	(5,867)
Currency translation adjustments	85
Balance at March 31, 2018(2)	$7,878
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Significant Acquisition Costs as of March 31, 2018 presented in the table above generally related to employee severance costs and onerous lease liabilities associated with the Recall Transaction. We expect that the majority of these liabilities will be paid throughout 2018. Additional Significant Acquisition Costs recorded in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 have either been settled in cash during the three months ended March 31, 2018 or are included in our Condensed Consolidated Balance Sheet as of March 31, 2018 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2018, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 16, 2018 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2018 consolidated internal storage rental revenue growth rate and capital expenditures, (4) statements made in relation (i) to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") and (ii) our acquisition of IO Data Centers, LLC ("IODC"), including the total acquisition expenditures related to Recall and IODC and the cost to integrate Recall into our existing operations, (5) statements regarding our expectation to reduce our leverage ratio, (6) our ability to close pending acquisitions, (7) expectations regarding the impact of the recent United States tax reform legislation on our consolidated results of operations and (8) expectations regarding the impact of the adoption of ASU 2014-09 (as defined below) on our Adjusted EBITDA, Adjusted EPS and FFO (each as defined below) for the year ending December 31, 2018. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three month periods ended March 31, 2018 within each section.
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is described in greater detail in Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. As a result, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, and the Condensed Consolidated Statement of Operations, the Condensed Consolidated Statement of Comprehensive Income (Loss), the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 have not been restated to reflect the adoption of ASU 2014-09.
As a result of the adoption of ASU 2014-09, Adjusted EBITDA (as defined below) for the three months ended March 31, 2018 increased by approximately $4.0 million compared to the prior year period. The adoption of ASU 2014-09 did not have a material impact on Adjusted EPS, FFO (Nareit) or FFO (Normalized) (each as defined below) for the three months ended March 31, 2018 compared to the prior year period. The revenues for the three months ended March 31, 2018 reflect a net $3.5 million reclassification of certain components of storage rental revenues to service revenues associated with the adoption of ASU 2014-09. We expect our Adjusted EBITDA for the year ending December 31, 2018 to increase by approximately $15.0 million as a result of the adoption of ASU 2014-09.
Significant Acquisitions
a. Recall Acquisition
On May 2, 2016, we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information.
b. IO Data Centers Acquisition
On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio (the "IODC Transaction"). At the closing of the IODC Transaction, we paid approximately $1,347.0 million. In addition to the amount paid at the closing of the IODC Transaction, there is the potential of $35.0 million in additional payments associated with the execution of future customer contracts.

Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $395.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of (1) operating expenditures associated with the Recall Transaction, including (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) required in connection with receipt of regulatory approvals for the Recall Transaction (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology function and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs"). From January 1, 2015 through March 31, 2018, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $334.6 million, including $282.9 million of Significant Acquisition Costs and $51.8 million of capital expenditures.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Significant Acquisition Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Divestments
On May 30, 2017, as disclosed in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of ours, sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction in exchange for a 25% equity interest in OSG (the “Russia and Ukraine Divestment”). We concluded that the Russia and Ukraine Divestment did not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.
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

The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international segment revenue. In addition, the overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses as a percentage of consolidated revenue as our international operations become a more meaningful percentage of our consolidated results.

Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer relationship intangible assets and data center in-place leases and tenant relationships. Both depreciation and amortization are impacted by the timing of acquisitions.

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our entities outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2017 results at the 2018 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,		Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018
Australian dollar	$0.758	$0.786	3.7%
Brazilian real	$0.318	$0.308	(3.1)%
British pound sterling	$1.239	$1.391	12.3%
Canadian dollar	$0.756	$0.791	4.6%
Euro	$1.066	$1.229	15.3%

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (ii) intangible impairments; (iii) other (income) expense, net; (iv) gain on sale of real estate, net of tax; and (v) Significant Acquisition Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2018
Income (Loss) from Continuing Operations	$58,844	$45,614
Add/(Deduct):
Provision (Benefit) for Income Taxes	9,220	1,168
Other (Income) Expense, Net	(6,364)	20,151
Interest Expense, Net	86,055	97,626
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(459)	(1,130)
Depreciation and Amortization	124,707	160,578
Significant Acquisition Costs	20,571	19,008
Adjusted EBITDA	$292,574	$343,015

Adjusted EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) gain on sale of real estate, net of tax; (3) intangible impairments; (4) other (income) expense, net; (5) Significant Acquisition Costs; and (6) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2017	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.22	$0.16
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—
Other (Income) Expense, Net	(0.02)	0.07
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—
Significant Acquisition Costs	0.08	0.07
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.04)	(0.05)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.24	$0.24
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three months ended March 31, 2017 and 2018, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2017 and 2018 was 23.1% and 19.5%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net income (loss) excluding depreciation on real estate assets and gain on sale of real estate, net of tax ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss). Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other (income) expense, net; (4) Significant Acquisition Costs; (5) the tax impact of reconciling items and discrete tax items; (6) (income) loss from discontinued operations, net of tax; and (7) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended March 31,
	2017	2018
Net Income (Loss)	$58,507	$45,152
Add/(Deduct):
Real Estate Depreciation(1)	62,956	72,979
FFO (Nareit)	121,463	118,131
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(459)	(1,130)
Other (Income) Expense, Net(2)	(6,364)	20,151
Significant Acquisition Costs	20,571	19,008
Tax Impact of Reconciling Items and Discrete Tax Items(3)	(9,678)	(15,379)
Loss (Income) from Discontinued Operations, Net of Tax(4)	337	462
FFO (Normalized)	$125,870	$141,243
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction (gains) losses, net of $(4.2) million and $21.8 million in the three months ended March 31, 2017 and 2018, respectively. See Note 2.i. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(8.2) million and $(13.4) million for the three months ended March 31, 2017 and 2018, respectively.

(4)	Net of tax benefit of $0.1 million and $0.0 million for the three months ended March 31, 2017 and 2018, respectively.

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2017, other than the adoption of ASU 2014-09, as described in Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Accounting Pronouncements
See Note 2.m. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of three months ended March 31, 2018 to three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$938,876	$1,042,458	$103,582	11.0%
Operating Expenses	791,121	877,899	86,778	11.0%
Operating Income	147,755	164,559	16,804	11.4%
Other Expenses, Net	88,911	118,945	30,034	33.8%
Income from Continuing Operations	58,844	45,614	(13,230)	(22.5)%
(Loss) Income from Discontinued Operations, Net of Tax	(337)	(462)	(125)	37.1%
Net Income	58,507	45,152	(13,355)	(22.8)%
Net Income (Loss) Attributable to Noncontrolling Interests	382	468	86	22.5%
Net Income Attributable to Iron Mountain Incorporated	$58,125	$44,684	$(13,441)	(23.1)%
Adjusted EBITDA(1)	$292,574	$343,015	$50,441	17.2%
Adjusted EBITDA Margin(1)	31.2%	32.9%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$572,279	$651,149	$78,870	13.8%	10.7%	3.7%
Service	366,597	391,309	24,712	6.7%	3.7%	1.4%
Total Revenues	$938,876	$1,042,458	$103,582	11.0%	8.0%	2.8%

_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2017 results at the 2018 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures, foreign currency exchange rate fluctuations and the impact of the adoption of ASU 2014-09. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three months ended March 31, 2018, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures, consolidated internal storage rental revenue growth and favorable fluctuations in foreign currency exchange rates. The impact of acquisitions/divestitures, net of the impact of the adoption of ASU 2014-09, contributed 7.0% to the reported storage rental revenue growth rates for the three months ended March 31, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Internal storage rental revenue growth of 3.7% in the three months ended March 31, 2018 compared to the prior year period was driven by internal storage rental revenue growth of 3.4% in our North American Records and Information Management Business segment, driven by revenue management programs, as well as internal storage rental revenue growth of 1.1%, 2.4% and 5.6% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions/divestitures, global records management net volumes as of March 31, 2018 increased by 0.6% over the ending volume as of March 31, 2017. Global records management reported net volumes, including acquisitions/divestitures, as of March 31, 2018 increased by 1.1% over the ending volume at March 31, 2017, supported by volume increases of 1.1% and 5.7% in our Western European Business and Other International Business segments, respectively, partially offset by a volume decrease of 0.8% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations increased our reported storage rental revenue growth rate for the three months ended March 31, 2018 by 3.1%, compared to the prior year period.

Service Revenues

In the three months ended March 31, 2018, the increase in reported consolidated service revenues was driven by the favorable impact of acquisitions/divestitures, favorable fluctuations in foreign currency exchange rates and internal service revenue growth compared to the three months ended March 31, 2017. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 2.3% to the reported service revenue growth rates for the three months ended March 31, 2018, compared to the prior year period. Internal service revenue growth of 1.4% for the three months ended March 31, 2018, compared to the prior year period was primarily driven by increased secured shredding revenues in our North American Records and Information Management Business segment and project activity in our Other International Business segment, partially offset by continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature, as well as declines in project activity in our Western European Business segment. Foreign currency exchange rate fluctuations increased our reported service revenue growth rate for the three months ended March 31, 2018 by 3.0%, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $103.6 million, or 11.0%, to $1,042.5 million for the three months ended March 31, 2018 from $938.9 million for the three months ended March 31, 2017. The net impact of acquisitions/divestitures contributed 5.6% to the reported consolidated revenue growth rate for the three months ended March 31, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Consolidated internal revenue growth was 2.8% in the three months ended March 31, 2018 compared to the prior year period. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the three months ended March 31, 2018 by 3.0%, compared to the prior year period.
Internal Growth—Eight-Quarter Trend

	2016			2017				2018
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	2.1%	2.1%	2.9%	3.0%	4.8%	3.5%	4.2%	3.7%
Service Revenue	(2.1)%	(1.3)%	(0.9)%	0.6%	(1.1)%	(0.2)%	(0.1)%	1.4%
Total Revenue	0.4%	0.8%	1.4%	2.0%	2.5%	2.0%	2.5%	2.8%

We expect our consolidated internal storage rental revenue growth rate for 2018 to be approximately 3.0% to 3.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 2.1% and 4.8%. Consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the second quarter of 2017, from a $4.2 million customer termination fee in our Global Data Center Business segment. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2016 and 2017 was 2.3% and 3.9%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. In North America, internal storage rental revenue growth in 2017 resulted primarily from price increases in our North American Records and Information Management Business segment as well as internal storage rental revenue growth in our North American Data Management Business segment, although North America volume continued to be flat in 2017 due to us receiving fewer documents from customers. In 2018, we expect this trend of flat to modestly decreasing volume growth to continue with organic growth to come primarily from revenue management programs in our North American Records and Information Management Business and North American Data Management Business segments and volume growth in our Other International Business segment. The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
Labor	$200,160	$208,907	$8,747	4.4%	1.3%	21.3%	20.0%	(1.3)%
Facilities	144,253	162,112	17,859	12.4%	9.3%	15.4%	15.6%	0.2%
Transportation	35,221	38,273	3,052	8.7%	6.0%	3.8%	3.7%	(0.1)%
Product Cost of Sales and Other	39,186	39,133	(53)	(0.1)%	(3.3)%	4.2%	3.8%	(0.4)%
Significant Acquisition Costs	7,887	296	(7,591)	(96.2)%	(96.4)%	0.8%	—%	(0.8)%
Total Cost of Sales	$426,707	$448,721	$22,014	5.2%	2.2%	45.4%	43.0%	(2.4)%

Labor
Labor expenses decreased to 20.0% of consolidated revenues in the three months ended March 31, 2018 compared to 21.3% in the three months ended March 31, 2017. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by an approximately 100 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, labor expenses for the three months ended March 31, 2018 increased by $2.7 million, or 1.3%, compared to the prior year period, primarily driven by recent acquisitions.
Facilities
Facilities expenses increased to 15.6% of consolidated revenues in the three months ended March 31, 2018 compared to 15.4% in the three months ended March 31, 2017. The 20 basis points increase in facilities expenses as a percentage of consolidated revenues was driven by a 90 basis point increase in facilities expenses, primarily utility costs supporting power generation, in our Global Data Center Business segment resulting from recent acquisitions, partially offset by a 70 basis point decrease in facilities expenses in our North American Records and Information Management Business segment partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, facilities expenses for the three months ended March 31, 2018 increased by $13.8 million, or 9.3%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.
Transportation
Transportation expenses decreased to 3.7% of consolidated revenues in the three months ended March 31, 2018 compared to 3.8% in the three months ended March 31, 2017. The decrease in transportation expenses as a percentage of consolidated revenues was driven by a decrease in vehicle lease expense, primarily associated with our North American Records and Information Management Business segment. On a constant dollar basis, transportation expenses for the three months ended March 31, 2018 increased by $2.2 million, or 6.0%, compared to the prior year period, primarily driven by increases in third party carrier costs, vehicle insurance and fuel costs.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 3.8% of consolidated revenues for the three months ended March 31, 2018 compared to 4.2% in the three months ended March 31, 2017. The decrease in product cost of sales and other was driven by special project costs. On a constant dollar basis, product cost of sales and other decreased by $1.3 million, or 3.3%, compared to the prior year period, primarily driven by project costs.

Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $7.9 million and $0.3 million in the three months ended March 31, 2017 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
General and Administrative	$134,800	$136,293	$1,493	1.1%	(1.3)%	14.4%	13.1%	(1.3)%
Sales, Marketing & Account Management	63,306	68,873	5,567	8.8%	6.0%	6.7%	6.6%	(0.1)%
Information Technology	31,793	39,504	7,711	24.3%	21.8%	3.4%	3.8%	0.4%
Bad Debt Expense	(2,417)	6,348	8,765	362.6%	363.8%	(0.3)%	0.6%	0.9%
Significant Acquisition Costs	12,684	18,712	6,028	47.5%	43.1%	1.4%	1.8%	0.4%
Total Selling, General and Administrative Expenses	$240,166	$269,730	$29,564	12.3%	9.5%	25.6%	25.9%	0.3%

General and Administrative
General and administrative expenses decreased to 13.1% of consolidated revenues in the three months ended March 31, 2018 compared to 14.4% in the three months ended March 31, 2017. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, partially attributable to synergies associated with our acquisition of Recall, as well as lower professional fees. On a constant dollar basis, general and administrative expenses for the three months ended March 31, 2018 decreased by $1.9 million, or 1.3%, compared to the prior year period, primarily driven by a decrease in compensation expense, partially attributable to synergies associated with our acquisition of Recall and lower professional fees.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.6% of consolidated revenues in the three months ended March 31, 2018 compared to 6.7% in the three months ended March 31, 2017. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to the impact of our adoption of ASU 2014-09, related to capitalization of commissions. On a constant dollar basis, sales, marketing and account management expenses for the three months ended March 31, 2018 increased by $3.9 million, or 6.0%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.
Information Technology
Information technology expenses increased to 3.8% of consolidated revenues in the three months ended March 31, 2018 compared to 3.4% in the three months ended March 31, 2017. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees. On a constant dollar basis, information technology expenses for the three months ended March 31, 2018 increased by $7.1 million, or 21.8%, compared to the prior year period, primarily driven by an increase in professional fees.

Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the three months ended March 31, 2018 increased by $8.8 million on a constant dollar basis compared to the prior year period, primarily driven by higher bad debt expense associated with our North American Records and Information Management Business segment.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $12.7 million and $18.7 million in the three months ended March 31, 2017 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
Depreciation and Amortization
Depreciation expense increased $13.9 million, or 13.9%, on a reported dollar basis for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to recent acquisitions in our Global Data Center Business segment. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $22.0 million, or 87.7%, on a reported dollar basis for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to recent acquisitions in our Global Data Center Business segment and, to a lesser extent, the adoption of ASU 2014-09.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $11.6 million to $97.6 million in the three months ended March 31, 2018 from $86.1 million in the three months ended March 31, 2017. This increase was a result of higher borrowings during the current year period compared to the prior year period. Our weighted average interest rate was 4.8% and 5.3% at March 31, 2018 and 2017, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,		Dollar Change
	2017	2018
Foreign currency transaction (gains) losses, net	$(4,164)	$21,785	$25,949
Other, net	(2,200)	(1,634)	566
	$(6,364)	$20,151	$26,515
Foreign Currency Transaction (Gains) Losses
We recorded net foreign currency transaction losses of $21.8 million in the three months ended March 31, 2018, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling and Euro against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below). These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of the Canadian dollar against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries.
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

Provision for Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our estimate of the effective tax rate for the year ending December 31, 2018 reflects the impact of the Tax Reform Legislation (as defined below). Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries ("QRSs") and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rates for the three months ended March 31, 2017 and 2018 were 13.5% and 2.5%, respectively. The primary reconciling items between the federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended March 31, 2017 were the benefit derived from the dividends paid deduction, a release of valuation allowances on certain of our foreign net operating losses of $7.5 million as a result of the merger of certain of our foreign subsidiaries and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. These benefits were partially offset by the impact of a legislative change enacted in the first quarter of 2017 in the United Kingdom which eliminated the deductibility of certain interest expense and increased our tax provision for the first quarter of 2017 by $1.8 million, or 2.5%. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject including foreign exchange gains and losses in different jurisdictions with different tax rates.
Tax Reform
On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amends the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The components of the Tax Reform Legislation are described in detail in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35.0% to 21.0% for taxable years beginning after December 31, 2017.
a. Deemed Repatriation Transition Tax
The Tax Reform Legislation also imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
Our estimate of the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 is approximately $186.0 million (the “Estimated Undistributed E&P”). We will opt to include the full amount of Estimated Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 was approximately $82.0 million related to the deemed repatriation of Undistributed E&P (the “Deemed Repatriation Taxable Income”). To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders.
The Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). We are currently performing additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P, and anticipate this analysis will continue throughout 2018. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.

b. Global Intangible Low-Taxed Income
For taxable years beginning after December 31, 2017, the Tax Reform Legislation introduced new provisions intended to prevent the erosion of the United States federal income tax base through the taxation of certain global intangible low-taxed income (“GILTI”). The GILTI provision created a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s United States tax resident shareholder. Generally, GILTI is the excess of the United States shareholder's pro rata portion of the income of its foreign subsidiaries over the net deemed tangible income return of such subsidiaries.
The GILTI provision also provides for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and may increase the required distribution to our stockholders, similar to the Subpart F income inclusion we are subject to today.
We are in the process of developing our estimates of GILTI. It is unclear at this time whether the GILTI inclusion will be considered as qualifying income for the purpose of the REIT gross income tests that we are required to satisfy. The United States Treasury Department and the Internal Revenue Service have authority to issue guidance clarifying that GILTI would be qualifying income and we expect that they will. The timing of such guidance is unclear and there can be no assurance that such guidance will be provided. At this time, we do not expect the GILTI provision will impact our provision for income taxes. However, the GILTI provision may impact the amount and characterization of dividends that we expect to pay in future taxable years.
c. Interest Deduction Limitation
The Tax Reform Legislation also limits, for certain entities, the deduction of net interest expense to the sum of business interest income plus 30% of adjusted taxable income (the “Interest Deduction Limitation”). Adjusted taxable income is defined in the Tax Reform Legislation similar to earnings before interest, taxes, depreciation and amortization ("EBITDA") for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined similar to earnings before interest and taxes ("EBIT") for taxable years beginning after December 31, 2021.
The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as a “real property trade or business”. As a REIT, if Iron Mountain Incorporated ("IMI"), including all of our QRSs, were to make an election to be treated as a "real property trade or business", then the interest deduction limitation would not apply. However, IMI would be required to utilize the alternative depreciation system (“ADS”) for its real property. The use of ADS may result in a tax accounting method change, which could require us to pay additional cash taxes in future taxable years. We do not believe our TRSs are eligible for treatment as a "real property trade or business".
If IMI does not elect to be treated as a “real property trade or business”, we will remain subject to the Interest Deduction Limitation and may be limited in the amount of interest expense we can deduct for United States federal income tax purposes beginning in our taxable year ending December 31, 2018. If we are limited in our ability to fully deduct our interest expense for the 2018 taxable year, we will consider making an election to be treated as a "real property trade or business" to avoid such limitation.
INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$58,844	$45,614	$(13,230)	(22.5)%
Income from Continuing Operations as a percentage of Consolidated Revenue	6.3%	4.4%
Adjusted EBITDA	$292,574	$343,015	$50,441	17.2%
Adjusted EBITDA Margin	31.2%	32.9%

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2018, respectively, primarily related to the operations of the Recall Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report).
NONCONTROLLING INTERESTS
For the three months ended March 31, 2017 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.4 million and $0.5 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$298,183	$304,819	$6,636	2.2%	1.8%	3.4%
Service	209,414	222,024	12,610	6.0%	5.4%	1.9%
Segment Revenue	$507,597	$526,843	$19,246	3.8%	3.3%	2.8%
Segment Adjusted EBITDA(1)	$209,530	$225,738	$16,208
Segment Adjusted EBITDA Margin(1)(2)	41.3%	42.8%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the three months ended March 31, 2018, reported revenue in our North American Records and Information Management Business segment increased 3.8%, compared to the three months ended March 31, 2017, due to internal revenue growth, the favorable net impact of acquisitions/divestitures (and, to a lesser extent, the adoption of ASU 2014-09) and fluctuations in foreign currency exchange rates. Internal revenue growth of 2.8% in the three months ended March 31, 2018 was primarily the result of (i) internal storage rental revenue growth of 3.4% in the three months ended March 31, 2018, driven by revenue management programs and (ii) internal service revenue growth of 1.9% in the three months ended March 31, 2018, driven by growth in secure shredding revenues. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 0.5% to the reported revenue growth rates in our North American Records and Information Management Business segment for the three months ended March 31, 2018, compared to the prior year period. Adjusted EBITDA margin increased 150 basis points during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to synergies associated with our acquisition of Recall.

North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$68,824	$69,246	$422	0.6%	0.3%	1.1%
Service	32,010	30,718	(1,292)	(4.0)%	(4.4)%	(6.1)%
Segment Revenue	$100,834	$99,964	$(870)	(0.9)%	(1.2)%	(1.2)%
Segment Adjusted EBITDA(1)	$55,270	$53,852	$(1,418)
Segment Adjusted EBITDA Margin(1)(2)	54.8%	53.9%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the three months ended March 31, 2018, reported revenue in our North American Data Management Business segment decreased 0.9%, compared to the three months ended March 31, 2017, primarily due to negative internal revenue growth partially offset by favorable fluctuations in foreign currency exchange rates. The negative internal revenue growth for the three months ended March 31, 2018 of 1.2% is primarily attributable to a decline in internal service of 6.1% in the three months ended March 31, 2018 due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 1.1% in the three months ended March 31, 2018, primarily attributable to volume increases and the impact of revenue management programs. Adjusted EBITDA margin decreased 90 basis points during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily associated with investments in product management and development.

Western European Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$71,567	$83,952	$12,385	17.3%	3.4%	2.4%
Service	48,505	52,920	4,415	9.1%	(3.8)%	(0.4)%
Segment Revenue	$120,072	$136,872	$16,800	14.0%	0.5%	1.3%
Segment Adjusted EBITDA(1)	$34,142	$44,082	$9,940
Segment Adjusted EBITDA Margin(1)(2)	28.4%	32.2%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the three months ended March 31, 2018, reported revenue in our Western European Business segment increased 14.0%, compared to the three months ended March 31, 2017, due to favorable fluctuations in foreign currency exchange rates and internal revenue growth. Internal revenue growth for the three months ended March 31, 2018 was 1.3%, primarily attributable to internal storage rental revenue growth of 2.4% for the three months ended March 31, 2018, primarily associated with volume increases and to a lesser extent, revenue management programs. For the three months ended March 31, 2018, foreign currency exchange rate fluctuations increased our reported revenues for the Western European Business segment by 13.5%, compared to the prior year period due to the strengthening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin increased 380 basis points during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by wages and benefits, facility costs and transportation expense growing at a lower rate than revenue as a result of synergies associated with our acquisition of Recall.

Other International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$117,615	$131,747	$14,132	12.0%	7.6%	5.6%
Service	71,626	76,223	4,597	6.4%	2.5%	4.4%
Segment Revenue	$189,241	$207,970	$18,729	9.9%	5.7%	5.1%
Segment Adjusted EBITDA(1)	$55,347	$60,631	$5,284
Segment Adjusted EBITDA Margin(1)(2)	29.2%	29.2%

_____________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

In the three months ended March 31, 2018, reported revenue in our Other International Business segment increased 9.9%, compared to the three months ended March 31, 2017, due to internal revenue growth, favorable fluctuations in foreign currency exchange rates and the favorable impact of acquisitions/divestitures. Internal revenue growth for the three months ended March 31, 2018 was 5.1%, supported by 5.6% internal storage rental revenue growth, primarily due to volume increases and 4.4% internal service revenue growth, primarily due to increased project activity. The net impact of acquisitions/divestitures contributed 0.6% to reported revenue growth for the three months ended March 31, 2018, compared to the prior year period. Foreign currency fluctuations in the three months ended March 31, 2018 resulted in increased revenue, as measured in United States dollars, of approximately 4.2% compared to the prior year period, primarily due to the strengthening of the Australian dollar against the United States dollar. Adjusted EBITDA margin of 29.2% for the three months ended March 31, 2018 were unchanged compared to the three months ended March 31, 2017, primarily due to compensation growing at a lower rate than revenue, in part due to synergies associated with our acquisition of Recall, offset by increases in facility maintenance cost and bad debt expense.

Global Data Center Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$5,858	$45,495	$39,637	676.6%	676.6%	28.6%
Service	365	1,108	743	203.6%	203.6%	40.5%
Segment Revenue	$6,223	$46,603	$40,380	648.9%	648.9%	29.3%
Segment Adjusted EBITDA(1)	$1,506	$20,790	$19,284
Segment Adjusted EBITDA Margin(1)(2)	24.2%	44.6%

_____________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

(2)	Segment Adjusted EBITDA Margin is calculated by dividing Segment Adjusted EBITDA by total segment revenues.

For the three months ended March 31, 2018, reported revenue in our Global Data Center Business segment increased 648.9% compared to the three months ended March 31, 2017, due to the favorable impact of acquisitions and internal revenue growth. The impact of acquisitions contributed 619.6% to the reported revenue growth rate in our Global Data Center Business segment for the three months ended March 31, 2018 compared to the prior year period, primarily driven by our acquisitions of IODC in January of 2018 and Mag Datacenters LLC, which operated Fortrust, in the third quarter of 2017. Internal revenue growth for the three months ended March 31, 2018 was 29.3%, supported by 28.6% internal storage rental revenue growth. Adjusted EBITDA margin increased to 44.6% for the three months ended March 31, 2018 compared to 24.2% for the three months ended March 31, 2017, primarily due to the acquisitions highlighted above.

Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$10,232	$15,890	$5,658	55.3%	55.3%	4.4%
Service	4,677	8,316	3,639	77.8%	77.8%	(0.5)%
Segment Revenue	$14,909	$24,206	$9,297	62.4%	62.4%	2.8%
Segment Adjusted EBITDA(1)	$(63,221)	$(62,078)	$1,143
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.7)%	(6.0)%

_______________________________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

During the three months ended March 31, 2018, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues improved 70 basis points compared to the three months ended March 31, 2017. Adjusted EBITDA in the Corporate and Other Business segment increased $1.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2017	2018
Cash flows from operating activities - continuing operations	$122,174	$91,568
Cash flows from investing activities - continuing operations	(104,303)	(1,562,012)
Cash flows from financing activities - continuing operations	36,662	985,252
Cash and cash equivalents at the end of period	295,628	442,491
Net cash provided by operating activities from continuing operations was $91.6 million for the three months ended March 31, 2018 compared to $122.2 million for the three months ended March 31, 2017. The $30.6 million period over period decrease in cash flows from operating activities resulted from an increase in cash used in working capital of $84.9 million, primarily related to the timing of certain prepaid and accrued expenses, partially offset by an increase in net income (including non-cash charges and realized foreign exchange losses) of $54.3 million.
Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. Our capital goes to support business-line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally discretionary in nature. Cash paid for our capital expenditures, acquisition of customer relationships, customer inducements (which consists of permanent withdrawal fees following the adoption of ASU 2014-09) and Contract Fulfillment Costs (as defined in Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the three months ended March 31, 2018 amounted to $95.6 million, $12.6 million, $0.1 million and $5.3 million, respectively. For the three months ended March 31, 2018, these expenditures were primarily funded with cash flows from operations, as well as through borrowings under our Revolving Credit Facility. Cash paid for acquisitions (net of cash acquired) during the three months ended March 31, 2018 amounted to $1,429.0 million, which were primarily funded by the net proceeds of the 5 1/4% Notes (as defined below) and the net proceeds of the Equity Offering and Over-Allotment Option (both as defined below). Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures on real estate and non-real estate maintenance, as well as non-real estate investment, to be approximately $155.0 million to $165.0 million, our capital expenditures on our data center business to be approximately $185.0 million, and our capital expenditures on real estate investment and innovation to be approximately $150.0 million to $160.0 million in the year ending December 31, 2018.
Net cash provided by financing activities from continuing operations was $985.3 million for the three months ended March 31, 2018, consisting primarily of net proceeds of $1,085.8 million associated with our Revolving Credit Facility and Term Loan B (as defined below), net proceeds of $76.2 million associated with the Over-Allotment Option, and net proceeds of $8.7 million associated with the At The Market (ATM) Equity Program (as defined below) partially offset by the payment of dividends in the amount of $169.0 million on our common stock, the payment of $10.0 million for debt financing and equity issuance costs and net payments associated with employee stock-based awards.

Capital Expenditures

The following table presents our capital spend for the three months ended March 31, 2017 and 2018, respectively, organized by the type of the spending as described in our Annual Report:

	Three Months Ended March 31,

Nature of Capital Spend (in thousands)	2017	2018
Real Estate:
Investment	$24,130	$21,207
Maintenance	8,054	8,999
Total Real Estate Capital Spend	32,184	30,206
Non-Real Estate:
Investment	9,894	8,309
Maintenance	7,243	5,961
Total Non-Real Estate Capital Spend	17,137	14,270
Data Center Investment and Maintenance Capital Spend	19,985	15,196
Innovation and Growth Investment Capital Spend	4,382	2,193
Total Capital Spend (on accrual basis)	73,688	61,865
Net increase (decrease) in prepaid capital expenditures	478	(598)
Net (increase) decrease in accrued capital expenditures	(964)	34,338
Total Capital Spend (on cash basis)	$73,202	$95,605

Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2017 and the first three months of 2018.
Financial Instruments and Debt
See Note 2.h. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our financial instruments, including concentrations of credit risk.
Our consolidated debt as of March 31, 2018 is as follows (in thousands):

	March 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$800,158	$(13,688)	$786,470
Term Loan A	240,625	—	240,625
Term Loan B	698,250	(8,698)	689,552
Australian Dollar Term Loan (the "AUD Term Loan")	259,431	(3,761)	255,670
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(5,444)	494,556
6% Senior Notes due 2023 (the "6% Notes due 2023")	600,000	(5,949)	594,051
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	193,826	(3,067)	190,759
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")	1,000,000	(8,812)	991,188
3% Euro Senior Notes due 2025 (the "Euro Notes")	369,711	(4,567)	365,144
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")	560,516	(7,758)	552,758
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,508)	246,492
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(13,509)	986,491
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(11,817)	813,183
Real Estate Mortgages, Capital Leases and Other	630,868	(451)	630,417
Accounts Receivable Securitization Program	272,273	(321)	271,952
Mortgage Securitization Program	50,000	(1,237)	48,763
Total Long-term Debt	8,250,658	(92,587)	8,158,071
Less Current Portion	(137,198)	—	(137,198)
Long-term Debt, Net of Current Portion	$8,113,460	$(92,587)	$8,020,873
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

a. Credit Agreement
On August 21, 2017, we entered into a new credit agreement (as amended, the "Credit Agreement") which amended and restated our then existing credit agreement (the "Former Credit Agreement") which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan (the "Former Term Loan") and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750.0 million. The original amount of the Term Loan A was $250.0 million. On March 22, 2018, we entered into an amendment (the “2018 Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to $1,260.0 million under the Credit Agreement, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement, as amended. The Credit Agreement is scheduled to mature on August 21, 2022, at which point all obligations become due.
The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750.0 million. The Term Loan A is being paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on August 21, 2022.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of March 31, 2018, we had $800.2 million and $240.6 million of outstanding borrowings under the Revolving Credit Facility and the Term Loan A, respectively. Of the $800.2 million of outstanding borrowings under the Revolving Credit Facility, $548.0 million was denominated in United States dollars, 179.0 million was denominated in Canadian dollars and 92.0 million was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $54.7 million. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2018, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $895.2 million (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.3% as of March 31, 2018. The average interest rate in effect under the Revolving Credit Facility as of March 31, 2018 was 3.3% and ranged from 1.8% to 5.5% as of March 31, 2018 and the interest rate in effect under the Term Loan A as of March 31, 2018 was 3.6%.
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
On March 22, 2018 in connection with the 2018 Amendment, we entered into an incremental term loan activation notice, or the Activation Notice, with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700.0 million (the “Term Loan B”). On March 26, 2018, we borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689.9 million, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.
Principal payments on the Term Loan B are to be paid in quarterly installments of $1.8 million per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time after the six month anniversary of the borrowing date. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. At March 31, 2018, we had $700.0 million outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 3.6%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1.8 million as of March 31, 2018.

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and March 31, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and March 31, 2018 are as follows:

	December 31, 2017	March 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.4	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes, the GBP Notes due 2025 and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

(2)
At December 31, 2017, a portion of the net proceeds from the 5 1/4% Notes, together with a portion of the net proceeds of the Equity Offering, were used to temporarily repay approximately $807.0 million of outstanding indebtedness under our Revolving Credit Facility until the closing of the IODC Transaction, which occurred on January 10, 2018. The bond leverage ratio at December 31, 2017 is calculated based on our outstanding indebtedness at this date, which reflects the temporary payment of the Revolving Credit Facility.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
b.    Australian Dollar Term Loan
On March 27, 2018, Iron Mountain Australia Group Pty Ltd, a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250.0 million Australian dollars to 350.0 million Australian dollars; (ii) increase the quarterly principal payments from 6.3 million Australian dollars per year to 8.8 million Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99.0 million Australian dollars (or approximately $75.6 million, based on the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility.
Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 8.8 million Australian dollars per year, with the remaining balance due September 22, 2022. The AUD Term Loan is secured by substantially all assets of Iron Mountain Australia Group Pty. Ltd. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations (the “Guarantors”) guarantee all obligations under the AUD Term Loan. As of March 31, 2018, we had 340.6 million Australian dollars ($261.7 million based upon the exchange rate between the United States dollar and the Australian dollar as of March 31, 2018) outstanding on the AUD Term Loan and the interest rate in effect under the AUD Term Loan was 5.9%. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1.5 million and $2.2 million as of December 31, 2017 and March 31, 2018, respectively.

c.    Accounts Receivable Securitization Program

We are a party to a $275.0 million accounts receivable securitization program (the "Accounts Receivable Securitization Program") involving several of our wholly owned subsidiaries and certain financial institutions, which matures on July 30, 2020, at which point all obligations become due.

The maximum availability allowed under the Accounts Receivable Securitization Program is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program. As of March 31, 2018, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $272.3 million. The interest rate in effect under the Accounts Receivable Securitization Program was 2.9% as of March 31, 2018.
d.    Cash Pooling
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

As of December 31, 2017, we had a net cash position of approximately $5.7 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $383.7 million less outstanding debit balances of approximately $378.0 million by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229.6 million less outstanding debit balances of approximately $229.6 million by participating subsidiaries). As of March 31, 2018, we had a net cash position of approximately $2.6 million in the QRS Cash Pool (which consisted of a gross cash position of approximately $389.2 million less outstanding debit balances of approximately $386.6 million by participating subsidiaries) and we had a $18.9 million balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $262.4 million less outstanding debit balances of approximately $243.5 million by participating subsidiaries). The net cash position balances as of December 31, 2017 and March 31, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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

Equity Financings

a.    At The Market (ATM) Equity Program
In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, including financing the expansion of our data center business and adjacent businesses through acquisitions, and repaying amounts outstanding from time to time under the Revolving Credit Facility.
During the quarter ended March 31, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of March 31, 2018 the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

b.    Equity Offering
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
Pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase from us up to an additional 2,175,000 shares of common stock (the “Option Shares”) at the public offering price, less the underwriting commission and less an amount per share equal to any dividends or distributions declared by us and payable on the Firm Shares but not payable on the Option Shares (the “Over-Allotment Option"). On January 10, 2018, the Underwriters exercised the Over-Allotment Option in its entirety. The net proceeds to us from the exercise of the Over-Allotment Option, after deducting underwriters' commissions and the per share value of the dividend we declared on our common stock on October 24, 2017 (for which the record date was December 15, 2017) which was paid on January 2, 2018, was approximately $76.2 million. The net proceeds of the Equity Offering and the Over-Allotment Option, together with the net proceeds from the issuance of the 5 1/4% Notes, were used to finance the purchase price of the IODC Transaction, and to pay related fees and expenses.

Acquisitions
a. Acquisition of IO Data Centers
On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,347.0 million. In addition to the amount paid at the closing of the IODC Transaction, there is the potential of $35.0 million in additional payments associated with the execution of future customer contracts.
b. Significant Acquisition Costs
Included in Significant Acquisition Costs are certain costs associated with the Recall Transaction and the IODC Transaction. We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $395.0 million, the majority of which is related to Recall and the majority of which is expected to be incurred by the end of 2018. This amount consists of (i) Significant Acquisition Costs and (ii) capital expenditures to integrate Recall with our existing operations.
The following table presents the operating and capital expenditures associated with the Recall Transaction and the IODC Transaction incurred for the three months ended March 31, 2017 and 2018 and the cumulative amount incurred through March 31, 2018 (in thousands):

	Year Ended December 31, 2017	Three Months Ended March 31, 2018	Cumulative Total Through March 31, 2018
Significant Acquisition Costs	$84,901	$19,008	$282,867
Recall Capital Expenditures	31,441	1,884	51,781
Total	$116,342	$20,892	$334,648
c. Other Noteworthy 2018 Acquisitions
On March 8, 2018, in order to expand our data center operations into Europe and Asia, we acquired the operations of two data centers in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for the total of (i) 34.6 million British pounds sterling and (ii) 81.0 million Singapore dollars (or collectively, approximately $111.4 million, based upon the exchange rates between the United States dollar and the British pound sterling and Singapore dollar on the closing date of the Credit Suisse transaction) (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, Credit Suisse entered into a long-term lease with us to maintain existing data center operations.
In November 2017, we entered into an agreement to acquire (i) the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in China (the “Santa Fe China Transaction”) for approximately 14.0 million Euros and (ii) certain real estate property located in Beijing, China owned by Santa Fe (the “Beijing Property”) for approximately 9.0 million Euros, representing a total purchase price of approximately 23.0 million Euros, subject to customary purchase price adjustments. We closed on the Santa Fe China Transaction on December 29, 2017. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we accrued for the purchase price of the Santa Fe China Transaction (which was approximately $16.8 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of the Santa Fe China Transaction) in our Consolidated Balance Sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2017. We paid the purchase price of the Santa Fe China Transaction on January 3, 2018. We expect to close on the acquisition of the Beijing Property during the first half of 2018. The completion of the acquisition of the Beijing Property is subject to closing conditions; accordingly, we can provide no assurances that we will be able to complete the acquisition of the Beijing Property, that it will not be delayed or that the terms will remain the same.
Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, cash on hand, borrowings under the Credit Agreement and other financings (including the issuance of equity under the At The Market (ATM) Equity Program). We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio, primarily as a result of costs incurred to fund the REIT conversion, the Recall Transaction and, more recently, the IODC Transaction. We expect to reduce our leverage ratio over time through effective capital allocation strategies and business growth.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2018 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

As part of our shared service center initiative, we are centralizing certain finance, human resources and IT functions. Since July 1, 2017, we have implemented significant steps in this plan related to certain accounting, accounts payable, payroll and IT support functions. We have and will continue to align the design and operation of our financial control environment as part of the shared service center initiative.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Act of 1934) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended March 31, 2018, nor did we repurchase any shares of our common stock during the three months ended March 31, 2018.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description

10.1
Second Amendment, dated as of March 22, 2018, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, IMIM, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

10.2
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among IMIM and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

10.3	Separation Agreement, dated October 5, 2017, between the Company and Eileen Sweeney. (Filed herewith.)
12	Statement: re Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: April 26, 2018