Form 10-Q
period 2018-06-30
IRON MOUNTAIN INC
filed 2018-07-27
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at July 20, 2018: 286,145,783

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2017	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$925,699	$188,192
Accounts receivable (less allowances of $46,648 and $48,727 as of December 31, 2017 and June 30, 2018, respectively)	835,742	867,041
Prepaid expenses and other	188,874	189,101
Total Current Assets	1,950,315	1,244,334
Property, Plant and Equipment:
Property, plant and equipment	6,251,100	7,383,554
Less—Accumulated depreciation	(2,833,421)	(2,977,067)
Property, Plant and Equipment, Net	3,417,679	4,406,487
Other Assets, Net:
Goodwill	4,070,267	4,466,634
Customer relationships, customer inducements and data center lease-based intangibles	1,400,547	1,530,549
Other	133,594	164,530
Total Other Assets, Net	5,604,408	6,161,713
Total Assets	$10,972,402	$11,812,534
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$146,300	$123,818
Accounts payable	289,137	293,293
Accrued expenses	653,146	599,811
Deferred revenue	241,590	256,181
Total Current Liabilities	1,330,173	1,273,103
Long-term Debt, net of current portion	6,896,971	7,961,761
Other Long-term Liabilities	73,039	119,095
Deferred Rent	126,231	120,952
Deferred Income Taxes	155,728	184,836
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	91,418	95,340
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 283,110,183 shares and 286,099,227 shares as of December 31, 2017 and June 30, 2018, respectively)	2,831	2,861
Additional paid-in capital	4,164,562	4,256,894
(Distributions in excess of earnings) Earnings in excess of distributions	(1,765,966)	(1,996,365)
Accumulated other comprehensive items, net	(103,989)	(207,450)
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	2,055,940
Noncontrolling Interests	1,404	1,507
Total Equity	2,298,842	2,057,447
Total Liabilities and Equity	$10,972,402	$11,812,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2017	2018
Revenues:
Storage rental	$590,239	$655,439
Service	359,567	405,384
Total Revenues	949,806	1,060,823
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	414,284	451,464
Selling, general and administrative	237,445	250,326
Depreciation and amortization	128,099	156,220
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(216)	(546)
Total Operating Expenses	779,612	857,464
Operating Income (Loss)	170,194	203,359
Interest Expense, Net (includes Interest Income of $5,797 and $2,280 for the three months ended June 30, 2017 and 2018, respectively)	89,966	102,107
Other (Income) Expense, Net	(19,366)	(19,056)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	99,594	120,308
Provision (Benefit) for Income Taxes	18,009	26,405
Gain on Sale of Real Estate, Net of Tax	(1,563)	—
Income (Loss) from Continuing Operations	83,148	93,903
(Loss) Income from Discontinued Operations, Net of Tax	(2,026)	(360)
Net Income (Loss)	81,122	93,543
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,492	142
Net Income (Loss) Attributable to Iron Mountain Incorporated	$78,630	$93,401
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.31	$0.33
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.30	$0.33
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.30	$0.33
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.30	$0.33
Weighted Average Common Shares Outstanding—Basic	264,217	285,984
Weighted Average Common Shares Outstanding—Diluted	264,930	286,569
Dividends Declared per Common Share	$0.5504	$0.5877
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2017	2018
Revenues:
Storage rental	$1,162,518	$1,306,588
Service	726,164	796,693
Total Revenues	1,888,682	2,103,281
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	840,991	900,185
Selling, general and administrative	477,611	520,056
Depreciation and amortization	252,806	316,798
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(675)	(1,676)
Total Operating Expenses	1,570,733	1,735,363
Operating Income (Loss)	317,949	367,918
Interest Expense, Net (includes Interest Income of $8,090 and $3,666 for the six months ended June 30, 2017 and 2018, respectively)	176,021	199,733
Other (Income) Expense, Net	(25,730)	1,095
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	167,658	167,090
Provision (Benefit) for Income Taxes	27,229	27,573
Gain on Sale of Real Estate, Net of Tax	(1,563)	—
Income (Loss) from Continuing Operations	141,992	139,517
(Loss) Income from Discontinued Operations, Net of Tax	(2,363)	(822)
Net Income (Loss)	139,629	138,695
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,874	610
Net Income (Loss) Attributable to Iron Mountain Incorporated	$136,755	$138,085
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.53	$0.49
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.52	$0.48
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.53	$0.49
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.52	$0.48
Weighted Average Common Shares Outstanding—Basic	264,036	285,622
Weighted Average Common Shares Outstanding—Diluted	264,870	286,282
Dividends Declared per Common Share	$1.1008	$1.1765
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2018
Net Income (Loss)	$81,122	$93,543
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	7,538	(139,172)
Change in Fair Value of Interest Rate Swap Agreements	—	2,388
Total Other Comprehensive Income (Loss)	7,538	(136,784)
Comprehensive Income (Loss)	88,660	(43,241)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,381	(3,274)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$86,279	$(39,967)

	Six Months Ended June 30,
	2017	2018
Net Income (Loss)	$139,629	$138,695
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	58,322	(107,521)
Change in Fair Value of Interest Rate Swap Agreements	—	2,203
Total Other Comprehensive Income (Loss)	58,322	(105,318)
Comprehensive Income (Loss)	197,951	33,377
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,213	(1,247)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$195,738	$34,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	16,150	696,938	8	16,142	—	—	—	—
Change in value of redeemable noncontrolling interests	(918)	—	—	(918)	—	—	—	918
Parent cash dividends declared	(291,729)	—	—	—	(291,729)	—	—	—
Foreign currency translation adjustment	58,870	—	—	—	—	58,983	(113)	(548)
Net income (loss)	138,870	—	—	—	136,755	—	2,115	759
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(972)
Purchase of noncontrolling interests	1,339	—	—	—	—	—	1,339	—
Balance, June 30, 2017	$1,857,297	264,379,608	$2,644	$3,505,019	$(1,498,285)	$(153,590)	$1,509	$68,084

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,298,842	283,110,183	$2,831	$4,164,562	$(1,765,966)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	13,805	540,558	6	13,799	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 9)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 9)	8,716	273,486	2	8,714	—	—	—	—
Change in value of redeemable noncontrolling interests	(6,351)	—	—	(6,351)	—	—	—	6,351
Parent cash dividends declared	(338,251)	—	—	—	(338,251)	—	—	—
Foreign currency translation adjustment	(105,512)	—	—	—	—	(105,664)	152	(2,009)
Change in fair value of interest rate swap agreements	2,203	—	—	—	—	2,203	—
Net income (loss)	138,036	—	—	—	138,085	—	(49)	659
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,079)
Balance, June 30, 2018	$2,057,447	286,099,227	$2,861	$4,256,894	$(1,996,365)	$(207,450)	$1,507	$95,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2018
Cash Flows from Operating Activities:
Net income (loss)	$139,629	$138,695
Loss (Income) from discontinued operations	2,363	822
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	201,907	224,933
Amortization (includes amortization of deferred financing costs and discounts of $7,875 and $7,580 for the six months ended June 30, 2017 and 2018, respectively)	58,774	99,445
Revenue reduction associated with amortization of permanent withdrawal fees and above- and below-market leases (see Note 2.b.)	5,906	7,925
Stock-based compensation expense	15,092	16,073
(Benefit) provision for deferred income taxes	(9,536)	898
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(2,238)	(1,676)
Gain on Russia and Ukraine Divestment (see Note 10)	(38,869)	—
Foreign currency transactions and other, net	23,508	497
(Increase) decrease in assets	(69,036)	(54,729)
(Decrease) increase in liabilities	(5,460)	(39,077)
Cash Flows from Operating Activities - Continuing Operations	322,040	393,806
Cash Flows from Operating Activities - Discontinued Operations	(2,363)	(477)
Cash Flows from Operating Activities	319,677	393,329
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	(165,207)	(217,601)
Cash paid for acquisitions, net of cash acquired	(38,223)	(1,666,869)
Acquisition of customer relationships	(21,037)	(23,383)
Customer inducements (see Note 2.b.)	(7,473)	(4,041)
Contract fulfillment costs (see Note 2.c.)	—	(9,809)
Net proceeds from divestments	2,423	—
Proceeds from sales of property and equipment and other, net (including real estate)	8,547	207
Cash Flows from Investing Activities - Continuing Operations	(220,970)	(1,921,496)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(220,970)	(1,921,496)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(5,751,416)	(7,876,796)
Proceeds from revolving credit, term loan facilities and other debt	5,494,125	8,944,416
Net proceeds from sales of senior notes	332,683	—
Debt financing and equity contribution from noncontrolling interests	13,230	—
Debt repayment and equity distribution to noncontrolling interests	(3,079)	(1,079)
Parent cash dividends	(147,393)	(337,052)
Net proceeds associated with the Over-Allotment Option (see Note 9)	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net proceeds (payments) associated with employee stock-based awards	810	(2,259)
Payment of debt financing and stock issuance costs	(544)	(13,385)
Cash Flows from Financing Activities - Continuing Operations	(61,584)	798,753
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	(61,584)	798,753
Effect of Exchange Rates on Cash and Cash Equivalents	17,412	(8,093)
Increase (Decrease) in Cash and Cash Equivalents	54,535	(737,507)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	236,484	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$291,019	$188,192
Supplemental Information:
Cash Paid for Interest	$177,303	$185,804
Cash Paid for Income Taxes, Net	$55,922	$33,858
Non-Cash Investing and Financing Activities:
Capital Leases	$57,383	$34,260
Accrued Capital Expenditures	$79,775	$49,320
Accrued Purchase Price and Other Holdbacks	$—	$26,089
Fair Value of Initial OSG Investment (see Note 10)	$18,000	$—
Increase (decrease) in Fair Value of OSG Investment (see Note 10)	$—	$(94)
Dividends Payable	$149,961	$173,301

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
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). See Note 2.c.
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
At December 31, 2017 and June 30, 2018, we had approximately $22,167 and $17,703, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Since December 31, 2017, there have been no changes to our accounting polices related to the accounting for goodwill. As of December 31, 2017 and June 30, 2018, no factors were identified that would alter our October 1, 2017 goodwill impairment analysis. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2017 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first six months of 2018 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2017.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2018 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2017	$2,474,829	$551,726	$453,537	$846,721	$—	$60,048	$4,386,861
Non-deductible goodwill acquired during the year	—	—	—	5,330	443,368	—	448,698
Fair value and other adjustments(1)	(376)	—	—	7,797	—	4,704	12,125
Currency effects	(9,257)	(2,527)	(9,353)	(43,373)	(2)	(590)	(65,102)
Gross Balance as of June 30, 2018	$2,465,196	$549,199	$444,184	$816,475	$443,366	$64,162	$4,782,582
Accumulated Amortization Balance as of December 31, 2017	$205,383	$53,875	$57,048	$288	$—	$—	$316,594
Currency effects	(327)	(82)	(237)	—	—	—	(646)
Accumulated Amortization Balance as of June 30, 2018	$205,056	$53,793	$56,811	$288	$—	$—	$315,948
Net Balance as of December 31, 2017	$2,269,446	$497,851	$396,489	$846,433	$—	$60,048	$4,070,267
Net Balance as of June 30, 2018	$2,260,140	$495,406	$387,373	$816,187	$443,366	$64,162	$4,466,634
Accumulated Goodwill Impairment Balance as of December 31, 2017	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of June 30, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $12,125 in net adjustments primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes and other liabilities.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived intangible assets and liabilities

i. Customer Relationship Intangible Assets

Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value.

ii. Customer Inducements

Prior to the adoption of ASU 2014-09, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Free Move Costs"), were capitalized and amortized over periods ranging from 10 to 30 years. The amortization of Free Move Costs is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered a Contract Fulfillment Cost (as defined in Note 2.c.) and, therefore, are now deferred and amortized over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. See Note 2.c. for information regarding the accounting for Free Move Costs, which are now a component of Intake Costs (as defined in Note 2.c.), following the adoption of ASU 2014-09.

Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from 5 to 15 years and are included in storage and service revenue in the accompanying Condensed Consolidated Statements of Operations. Our accounting for Permanent Withdrawal Fees did not change as a result of the adoption of ASU 2014-09.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of our finite-lived intangible assets related to customer relationship value, customer inducements and data center lease-based intangible assets and liabilities as of December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,704,105	$(395,278)	$1,308,827	$1,690,147	$(436,076)	$1,254,071
Customer inducements(1)	140,030	(66,981)	73,049	57,555	(35,430)	22,125
Data center lease-based intangible assets(2)	19,314	(643)	18,671	276,936	(22,583)	254,353
	$1,863,449	$(462,902)	$1,400,547	$2,024,638	$(494,089)	$1,530,549
Liabilities:
Data center below-market leases	$—	$—	$—	$12,338	$(761)	$11,577
_______________________________________________________________________________

(1)
The gross carrying amount, accumulated amortization and net carrying amount of customer inducements as of December 31, 2017 includes Free Move Costs, which were capitalized as Customer Inducements prior to the adoption of ASU 2014-09. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered Contract Fulfillment Costs and Customer Inducements consist exclusively of Permanent Withdrawal Fees. Contract Fulfillment Costs are included in Other, a component of Other Assets, Net, in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2018. See Note 2.c. for information regarding Contract Fulfillment Costs included in our Condensed Consolidated Balance Sheet as of June 30, 2018.

(2)	Includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over a weighted average of four years and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018. The other finite-lived intangible assets as of December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in other assets, net)	$20,929	$(10,728)	$10,201	$20,365	$(12,611)	$7,754

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Permanent Withdrawal Fees and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the three and six months ended June 30, 2017 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$24,611	$28,813	$47,410	$57,619
Data center in-place leases and tenant relationships	—	7,563	—	18,401
Other finite-lived intangible assets	1,173	1,659	3,489	2,844
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$2,748	$2,968	$5,906	$5,553
Data center above-market leases and data center below-market leases	—	1,293	—	2,372
c.    Revenues

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in a decrease of $30,233 to stockholders' equity. The reduction of (distribution in excess of earnings) earnings in excess of distributions represents the net effect of (i) the write-off of Free Move Costs, net (which were capitalized and amortized prior to the adoption of ASU 2014-09) based upon the net book value of the Free Move Costs as of December 31, 2017, (ii) the recognition of certain Contract Fulfillment Costs, specifically Intake Costs (each as defined below) and commission assets, (iii) the recognition of deferred revenue associated with Intake Costs billed to our customers (as discussed below), and (iv) the deferred income tax impact of the aforementioned items. As we adopted ASU 2014-09 on a modified retrospective basis, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 have not been restated to reflect the adoption of ASU 2014-09 and reflect our revenue policies in place at that time, as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

For all of our businesses, with the exception of the storage component of our data center business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient above. Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our data center business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our data center business is recognized in the period the data center access or related services are provided. Total data center revenues represent approximately 5% of our total consolidated revenues for the six months ended June 30, 2018.
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). The following describes each of these Contract Fulfillment Costs recognized under ASU 2014-09:
Intake Costs (and associated deferred revenue)
Prior to the adoption of ASU 2014-09, intake costs incurred but not charged to a customer to transport records to our facilities (or Free Move Costs, as described in Note 2.b.), which include labor and transportation costs, were capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. The initial movement of customer records into physical storage must take place prior to initiation of the storage of records and is not considered a separate performance obligation and, therefore, the costs of the initial intake of customer records into physical storage (“Intake Costs”) represent a contract fulfillment cost for the storage of records as the earnings process does not commence until a customer’s records or other assets are in our possession. Accordingly, upon the adoption of ASU 2014-09, all Intake Costs, regardless of whether or not the services associated with such initial moves are billed to the customer or are provided to the customer at no charge, will be deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Similarly, in instances where such Intake Costs are billed to the customer, the associated revenue will be deferred and recognized over the same three year period.
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

The Contract Fulfillment Costs recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and June 30, 2018 are as follows:

		January 1, 2018 (Date of Adoption of ASU 2014-09)			June 30, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Commissions asset	Other (within Other Assets, Net)	$42,072	$(21,173)	$20,899	$48,833	$(28,355)	$20,478
Intake Costs asset	Other (within Other Assets, Net)	31,604	(14,954)	16,650	35,643	(20,135)	15,508

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with the commissions asset and Intake Costs asset for the three and six months ended June 30, 2018 are as follows:

	Three Month Ended June 30, 2018	Six Months Ended June 30, 2018
Commissions asset	$3,793	$7,380
Intake Costs asset	2,891	5,621

Deferred revenue liabilities associated with billed Intake Costs recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and June 30, 2018 are as follows:

Description	Location in Balance Sheet	January 1, 2018 (Date of Adoption of ASU 2014-09)	June 30, 2018
Deferred revenue - Current	Deferred revenue	$9,671	$10,140
Deferred revenue - Long-term	Other Long-term Liabilities	9,877	7,467

The following table presents certain components of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 as reported and as if we had not adopted ASU 2014-09 on January 1, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	If ASU 2014-09 was not adopted	As Reported	If ASU 2014-09 was not adopted
Revenues	$1,060,823	$1,057,608	$2,103,281	$2,098,872
Operating Income	$203,359	$201,664	$367,918	$366,983
Income from Continuing Operations	$93,903	$92,208	$139,517	$138,582

Per Share Income from Continuing Operations - Basic	$0.33	$0.32	$0.49	$0.48
Per Share Income from Continuing Operations - Diluted	$0.33	$0.32	$0.49	$0.48
d.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards"). There have been no significant changes to our accounting policies, assumptions and valuation methodologies related to the accounting for our Employee Stock-Based Awards as disclosed in Note 2.n. to Notes to Consolidated Financial Statements included in our Annual Report.
Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2017 was $8,543 ($5,945 after tax or $0.02 per basic and diluted share) and $15,092 ($10,530 after tax or $0.04 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2018 was $8,689 ($8,032 after tax or $0.03 per basic and diluted share) and $16,073 ($14,865 after tax or $0.05 per basic and diluted share), respectively. As of June 30, 2018, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $57,429 and is expected to be recognized over a weighted-average period of 2.2 years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cost of sales (excluding depreciation and amortization)	$27	$29	$55	$58
Selling, general and administrative expenses	8,516	8,660	15,037	16,015
Total stock-based compensation	$8,543	$8,689	$15,092	$16,073

Stock Options
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

Stock Options
Outstanding at December 31, 2017	3,671,740
Granted	846,517
Exercised	(118,304)
Forfeited	(23,334)
Expired	(4,260)
Outstanding at June 30, 2018	4,372,359
Options exercisable at June 30, 2018	2,409,054
Options expected to vest	1,844,046
Restricted Stock Units
The fair value of RSUs vested during the three and six months ended June 30, 2017 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Fair value of RSUs vested	$2,047	$676	$16,073	$16,006
A summary of RSU activity for the six months ended June 30, 2018 is as follows:

RSUs
Non-vested at December 31, 2017	1,071,469
Granted	701,259
Vested	(455,224)
Forfeited	(53,080)
Non-vested at June 30, 2018	1,264,424

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
The majority of our PUs are earned based on our performance against revenue, ROIC and, beginning with PUs granted in 2018, Adjusted EBITDA targets during their applicable performance period; therefore, we forecast the likelihood of achieving the predefined revenue, ROIC and Adjusted EBITDA targets in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue, ROIC and Adjusted EBITDA targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of June 30, 2018, we expected 85%, 100% and 100% achievement of the predefined revenue, ROIC and Adjusted EBITDA targets associated with the awards of PUs made in 2016, 2017 and 2018, respectively.
The fair value of earned PUs that vested during the three and six months ended June 30, 2017 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Fair value of earned PUs that vested	$—	$—	$905	$3,033
A summary of PU activity for the six months ended June 30, 2018 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2017	717,878	(250,067)	467,811
Granted	353,507	—	353,507
Vested	(79,121)	—	(79,121)
Forfeited/Performance or Market Conditions Not Achieved	(12,368)	(49,881)	(62,249)
Non-vested at June 30, 2018	979,896	(299,948)	679,948
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
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2017 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Income (loss) from continuing operations	$83,148	$93,903	$141,992	$139,517
Less: Net income (loss) attributable to noncontrolling interests	2,492	142	2,874	610
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$80,656	$93,761	$139,118	$138,907
(Loss) income from discontinued operations, net of tax	$(2,026)	$(360)	$(2,363)	$(822)
Net income (loss) attributable to Iron Mountain Incorporated	$78,630	$93,401	$136,755	$138,085

Weighted-average shares—basic	264,217,000	285,984,000	264,036,000	285,622,000
Effect of dilutive potential stock options	395,044	237,708	428,403	243,636
Effect of dilutive potential RSUs and PUs	318,375	347,543	405,640	415,929
Weighted-average shares—diluted	264,930,419	286,569,251	264,870,043	286,281,565

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.31	$0.33	$0.53	$0.49
(Loss) income from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.30	$0.33	$0.52	$0.48

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.30	$0.33	$0.53	$0.49
(Loss) income from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.30	$0.33	$0.52	$0.48

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,701,129	3,272,502	2,597,692	3,257,322

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
Our effective tax rates for the three and six months ended June 30, 2017 were 18.1% and 16.2%, respectively. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended June 30, 2017 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the six months ended June 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $7,511 as a result of the merger of certain of our foreign subsidiaries. Our effective tax rates for the three and six months ended June 30, 2018 were 21.9% and 16.5%, respectively. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended June 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
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
The Tax Reform Legislation also imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”), as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8.0% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). We are currently performing additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P, and anticipate this analysis will continue until we file our 2017 United States federal income tax return. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and June 30, 2018, respectively, are as follows:

		Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$585,000	$—		$585,000		$—
Time Deposits(1)	24,482	—		24,482		—
Trading Securities	11,784	11,279	(2)	505	(3)	—
Derivative Assets(4)	1,579	—		1,579		—
Derivative Liabilities(4)	2,329	—		2,329		—

		Fair Value Measurements at June 30, 2018 Using
Description	Total Carrying Value at June 30, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$5,759	$—		$5,759		$—
Trading Securities	11,265	10,529	(2)	736	(3)	—
Derivative Assets(4)	318	—		318		—
Derivative Liabilities(4)	3,413	—		3,413		—
Interest Rate Swap Agreements Assets(5)	2,203	—		2,203		—
_______________________________________________________________________________

(1)
Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions. At December 31, 2017, we had money market funds with 12 "Triple A" rated money market funds and time deposits with seven global banks. At June 30, 2018, we had no money market funds and time deposits with seven global banks.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs other than quoted market prices that are observable.

(4)
Derivative assets and liabilities relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our foreign exchange intercompany exposures, as more fully disclosed in Note 3. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at December 31, 2017 and June 30, 2018, other than those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report and the acquisitions that occurred during the six months ended June 30, 2018.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018.
h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2017, respectively, are as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Beginning of Period	$(161,239)	$(161,239)	$(212,573)	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	7,649	7,649	58,983	58,983
Total other comprehensive income (loss)	7,649	7,649	58,983	58,983
Balance as of June 30, 2017	$(153,590)	$(153,590)	$(153,590)	$(153,590)
______________________________________________________________

(1)
During the three and six months ended June 30, 2017, approximately $29,100 of cumulative translation adjustments associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (as defined and discussed more fully in Note 10).

The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2018, respectively, are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Beginning of Period	$(73,897)	$(185)	$(74,082)	$(103,989)	$—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(135,756)	—	(135,756)	(105,664)	—	(105,664)
Fair value adjustments for interest rate swap agreements	—	2,388	2,388	—	2,203	2,203
Total other comprehensive (loss) income	(135,756)	2,388	(133,368)	(105,664)	2,203	(103,461)
Balance as of June 30, 2018	$(209,653)	$2,203	$(207,450)	$(209,653)	$2,203	$(207,450)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

i.    Other (Income) Expense, Net (including Foreign Currency)
Other (income) expense, net for the three and six months ended June 30, 2017 and 2018 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Foreign currency transaction losses (gains), net	$20,199	$(18,624)	$16,035	$3,161
Other, net	(39,565)	(432)	(41,765)	(2,066)
	$(19,366)	$(19,056)	$(25,730)	$1,095

The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date include gains or losses related to (i) borrowings in certain foreign currencies under our Former Revolving Credit Facility (as defined and discussed in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report) and the Revolving Credit Facility (as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined and discussed more fully in Note 5), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 3).

Other, net for the three and six months ended June 30, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (see Note 10).
j.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. See Note 2.c. for information regarding the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Other As Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019. We have established a cross functional project team responsible for the assessment and implementation of ASU 2016-02. We have also entered into an agreement for the use of a lease accounting software solution that will support us in meeting the accounting and reporting requirements specific to ASU 2016-02. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. As of December 31, 2017, we had outstanding forward contracts to (i) purchase 138,823 United States dollars and sell 176,000 Canadian dollars, (ii) purchase 135,000 Euros and sell 160,757 United States dollars and (iii) purchase 114,390 United States dollars and sell 96,150 Euros to hedge our foreign exchange exposures. As of June 30, 2018, we had outstanding forward contracts to (i) purchase 93,000 Euros and sell 112,315 United States dollars and (ii) purchase 68,015 United States dollars and sell 58,000 Euros to hedge our foreign exchange exposures. We have not designated any of the forward contracts we have entered into as hedges.
Net cash receipts (payments) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and six months ended June 30, 2017 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net cash receipts (payments)	$893	$(7,554)	$893	$(1,211)
Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments not designated as hedging instruments as of December 31, 2017 and June 30, 2018:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	June 30, 2018
Derivative assets	Prepaid expenses and other	$1,579	$318
Derivative liabilities	Accrued expenses	2,329	3,413
(Gains) losses for our derivative instruments not recognized as hedging instruments for the three and six months ended June 30, 2017 and 2018 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2017	2018	2017	2018
Foreign exchange contracts	Other (income) expense, net	$—	$9,547	$—	$3,556
We have designated a portion of our (i) Euro denominated borrowings by IMI under our Former Revolving Credit Facility and (ii) Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2017, we designated, on average, 73,175 Euros of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2018, we designated, on average, 179,881 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Foreign exchange (losses) gains	$(7,076)	$10,257	$(8,148)	$4,622
As of June 30, 2018, cumulative net gains of $7,810, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2018, we have $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as described in Note 2.g.). At June 30, 2018, we had a derivative asset of $2,203, which was recorded as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet, which represents the fair value of our interest rate swap agreements.

We have recorded the change in fair value of the interest rate swap agreements to accumulated other comprehensive income. We have recorded unrealized gains of $2,388 and $2,203 for the three and six months ended June 30, 2018, respectively, associated with our interest rate swap agreements. At June 30, 2018, we have recorded cumulative unrealized gains of $2,203 within accumulated other comprehensive items, net associated with these agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Total Revenues	$983,723	$1,060,823	$1,957,480	$2,106,752
Income from Continuing Operations	$76,085	$94,242	$93,516	$149,423
Per Share Income from Continuing Operations - Basic	$0.26	$0.33	$0.32	$0.52
Per Share Income from Continuing Operations - Diluted	$0.26	$0.33	$0.32	$0.52
In addition to our acquisition of IODC, we completed certain other acquisitions during 2017 and 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

b.    Other Noteworthy Acquisitions

On March 8, 2018, in order to expand our data center operations into Europe and Asia, we acquired the operations of two data centers in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for a total of (i) 34,600 British pounds sterling and (ii) 81,000 Singapore dollars (or collectively, approximately $111,400, based upon the exchange rates between the United States dollar and the British pound sterling and Singapore dollar on the closing date of the Credit Suisse transaction) (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, Credit Suisse entered into a long-term lease with us to maintain existing data center operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

On May 25, 2018, in order to further expand our data center operations in Europe, we acquired EvoSwitch Netherlands B.V. and EvoSwitch Global Services B.V. (collectively, "EvoSwitch"), a leading data center colocation space and solutions provider with a data center in Amsterdam (the "EvoSwitch Transaction"), for (i) cash consideration of 189,000 Euros (or approximately $222,000, based upon the exchange rate between the Euro and the United States dollar on the closing date of the EvoSwitch Transaction) and (ii) $25,000 of additional consideration in the form of future services we will provide to the seller, which is included in purchase price holdbacks and other in the allocation of the purchase price paid table below.
In November 2017, we entered into an agreement to acquire (i) the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in China (the “Santa Fe China Transaction”) for approximately 14,000 Euros and (ii) certain real estate property located in Beijing, China owned by Santa Fe (the “Beijing Property”) for approximately 9,000 Euros, representing a total purchase price of approximately 23,000 Euros, subject to customary purchase price adjustments. We closed on the Santa Fe China Transaction on December 29, 2017. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we accrued for the purchase price of the Santa Fe China Transaction (which was approximately $16,800, based upon the exchange rate between the Euro and the United States dollar on the closing date of the Santa Fe China Transaction) in our Consolidated Balance Sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2017. We paid the purchase price of the Santa Fe China Transaction on January 3, 2018. We expect to close on the acquisition of the Beijing Property during the second half of 2018. The completion of the acquisition of the Beijing Property is subject to closing conditions; accordingly, we can provide no assurances that we will be able to complete the acquisition of the Beijing Property, that it will not be delayed or that the terms will remain the same.
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2018 acquisitions through June 30, 2018 is as follows:

	IODC Transaction	Other Fiscal Year 2018 Acquisitions (excluding IODC)	Total
Cash Paid (gross of cash acquired)(1)	$1,347,046	$347,357	$1,694,403
Purchase Price Holdbacks and Other	—	26,089	26,089
Total Consideration	1,347,046	373,446	1,720,492
Fair Value of Identifiable Assets Acquired:
Cash	34,227	484	34,711
Accounts Receivable and Prepaid Expenses	7,070	3,354	10,424
Property, Plant and Equipment(2)	863,027	195,470	1,058,497
Customer Relationship Intangible Assets	—	7,254	7,254
Data Center In-Place Leases	104,340	32,091	136,431
Data Center Tenant Relationships	77,362	18,410	95,772
Data Center Above-Market Leases	16,439	2,381	18,820
Other Assets	—	273	273
Debt Assumed	—	(19,941)	(19,941)
Accounts Payable, Accrued Expenses and Other Liabilities	(23,198)	(2,197)	(25,395)
Deferred Income Taxes	—	(31,761)	(31,761)
Data Center Below-Market Leases	(11,421)	(694)	(12,115)
Other Liabilities	—	(1,176)	(1,176)
Total Fair Value of Identifiable Net Assets Acquired	1,067,846	203,948	1,271,794
Goodwill Initially Recorded(3)	$279,200	$169,498	$448,698
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 is net cash acquired of $34,711 and contingent and other payments, net of $7,177 related to acquisitions made in previous years. The cash paid for the Accrued Purchase Price for the Santa Fe China Transaction is included in cash flows from financing activities (as a component of repayment of revolving credit, term loan and bridge facilities and other debt) in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018.

(2)
Consists primarily of building, building improvements, leasehold improvements, data center infrastructure, racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.g. to Notes to Consolidated Financial Statements included in our Annual Report.

(3) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of June 30, 2018 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the Bonded Transaction, the Santa Fe Transaction, the Fortrust Transaction (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), the IODC Transaction, the Credit Suisse Transaction and the EvoSwitch Transaction, as well as other acquisitions we closed in 2018.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the six months ended June 30, 2018 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2017				June 30, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$466,593	$(14,407)	$452,186	$466,593	$828,567		$(15,617)	$812,950	$828,567
Term Loan A(1)	243,750	—	243,750	243,750	246,875		—	246,875	246,875
Term Loan B(2)	—	—	—	—	696,556		(9,367)	687,189	686,031
Australian Dollar Term Loan (the "AUD Term Loan")(3)	187,504	(3,382)	184,122	189,049	248,670		(3,433)	245,237	250,681
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(4)(5)	500,000	(5,874)	494,126	507,500	500,000		(5,015)	494,985	496,250
6% Senior Notes due 2023 (the "6% Notes due 2023")(4)	600,000	(6,224)	593,776	625,500	600,000		(5,675)	594,325	613,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(5)(6)	199,171	(3,295)	195,876	208,631	190,330		(2,875)	187,455	191,519
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(4)	1,000,000	(9,156)	990,844	1,012,500	1,000,000		(8,469)	991,531	980,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(4)(5)	359,386	(4,691)	354,695	364,776	350,508		(4,419)	346,089	346,582
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(5)	539,702	(7,718)	531,984	527,559	528,296		(7,104)	521,192	499,240
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(5)	250,000	(3,615)	246,385	256,875	250,000		(3,400)	246,600	238,125
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(4)(5)	1,000,000	(13,866)	986,134	1,000,000	1,000,000		(13,153)	986,847	921,250
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(4)(5)	825,000	(11,817)	813,183	826,031	825,000		(11,511)	813,489	767,250
Real Estate Mortgages, Capital Leases and Other	649,432	(566)	648,866	649,432	614,145		(316)	613,829	614,145
Accounts Receivable Securitization Program(7)	258,973	(356)	258,617	258,973	248,473		(287)	248,186	248,473
Mortgage Securitization Program(8)	50,000	(1,273)	48,727	50,000	50,000		(1,200)	48,800	50,000
Total Long-term Debt	7,129,511	(86,240)	7,043,271		8,177,420	—	(91,841)	8,085,579
Less Current Portion	(146,300)	—	(146,300)		(123,818)		—	(123,818)
Long-term Debt, Net of Current Portion	$6,983,211	$(86,240)	$6,896,971		$8,053,602		$(91,841)	$7,961,761
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
Collectively, as amended as described below, the "Credit Agreement". Of the $828,567 of outstanding borrowings under the Revolving Credit Facility, 618,300 was denominated in United States dollars, 135,000 was denominated in Canadian dollars and 92,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $54,638. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2018 was $866,795 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.5% as of June 30, 2018. The average interest rate in effect under the Revolving Credit Facility as of June 30, 2018 was 3.5% and ranged from 1.8% to 5.8% and the interest rate in effect under the Term Loan A as of June 30, 2018 was 3.8%.

(2)	Interest rate in effect as of June 30, 2018 was 3.8%. The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $1,694 as of June 30, 2018.

(3)
Interest rate in effect as of June 30, 2018 was 6.0%. We had 338,438 Australian dollars outstanding on the AUD Term Loan as of June 30, 2018. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,545 and $2,011 as of December 31, 2017 and June 30, 2018, respectively.

(4)	Collectively, the "Parent Notes".

(5)	Collectively, the "Unregistered Notes".

(6)	Together, with our previously outstanding 6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021"), the "CAD Notes".

(7)	Interest rate in effect as of June 30, 2018 was 3.0%.

(8)	Interest rate in effect as of June 30, 2018 was 3.5%.
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2018 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2017 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt since December 31, 2017 other than those changes described below.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

a.    Credit Agreement Amendments
On March 22, 2018, we entered into an amendment (the “2018 First Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to $1,260,000 under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "2018 Second Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023.
In connection with the 2018 First Amendment, Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice, or the Activation Notice, with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700,000 (the “Term Loan B”). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689,850, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.
Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time after September 22, 2018. The Term Loan B bears interest at a rate of LIBOR plus 1.75%.
b.    Australian Dollar Term Loan Amendment
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
c.    Cash Pooling
As described in greater detail in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report, certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) with Bank Mendes Gans (“BMG”), an independently operated fully-owned subsidiary of ING Group, in order to help manage global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool").

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

As of December 31, 2017, we had a net cash position of approximately $5,700 in the QRS Cash Pool (which consisted of a gross cash position of approximately $383,700 less outstanding debit balances of approximately $378,000 by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229,600 less outstanding debit balances of approximately $229,600 by participating subsidiaries). As of June 30, 2018, we had a net cash position of approximately $2,000 in the QRS Cash Pool (which consisted of a gross cash position of approximately $406,900 less outstanding debit balances of approximately $404,900 by participating subsidiaries) and we had a net cash position of approximately $600 in the TRS Cash Pool (which consisted of a gross cash position of approximately $262,800 less outstanding debit balances of approximately $262,200 by participating subsidiaries). The net cash position balances as of December 31, 2017 and June 30, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
d.    Debt Covenants
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and June 30, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017	June 30, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.5	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.7	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.3	Minimum allowable of 1.5
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2017 and June 30, 2018 and for the three and six months ended June 30, 2017 and 2018 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, the CAD Notes, the 6 1/8% GBP Senior Notes due 2022 (the "GBP Notes due 2022") (which were redeemed in November 2017), the GBP Notes due 2025, and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Iron Mountain Canada Operations ULC ("Canada Company"), the GBP Notes due 2022, which were issued by Iron Mountain Europe PLC ("IME"), the GBP Notes due 2025, which were issued by Iron Mountain (UK) PLC ("IM UK"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc, which is one of the Guarantors. Canada Company, IME and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes due 2022, the GBP Notes due 2025, and the 5 3/8% Notes, including IME, IM UK, Iron Mountain Receivables QRS, LLC, Iron Mountain Receivables TRS, LLC and Iron Mountain Mortgage Finance I, LLC, are referred to below as the Non-Guarantors. As discussed below, the results of the Non-Guarantors for the three and six months ended June 30, 2017 exclude the results of Canada Company, as those are presented in a separate column.
The CAD Notes due 2021 were issued by Canada Company and registered under the Securities Act of 1933, as amended (the “Securities Act”). The CAD Notes due 2023 have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. We redeemed the CAD Notes due 2021 in August 2017 and, therefore, as of that date, Canada Company had no outstanding debt registered under the Securities Act that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$62	$50,056	$227,993	$(89,919)	$188,192
Accounts receivable	—	58,280	808,761	—	867,041
Intercompany receivable	—	437,598	—	(437,598)	—
Prepaid expenses and other	318	108,078	80,734	(29)	189,101
Total Current Assets	380	654,012	1,117,488	(527,546)	1,244,334
Property, Plant and Equipment, Net	251	2,939,491	1,466,745	—	4,406,487
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,764,133	—	—	(4,764,133)	—
Investment in subsidiaries	1,892,689	935,316	—	(2,828,005)	—
Goodwill	—	2,860,920	1,605,714	—	4,466,634
Other	2,203	944,678	748,198	—	1,695,079
Total Other Assets, Net	6,659,025	4,740,914	2,353,912	(7,592,138)	6,161,713
Total Assets	$6,659,656	$8,334,417	$4,938,145	$(8,119,684)	$11,812,534
Liabilities and Equity
Intercompany Payable	$114,379	$—	$323,219	$(437,598)	$—
Debit Balances Under Cash Pools	—	48,576	41,343	(89,919)	—
Current Portion of Long-Term Debt	—	60,363	63,484	(29)	123,818
Total Other Current Liabilities	246,808	532,092	370,385	—	1,149,285
Long-Term Debt, Net of Current Portion	4,227,267	1,637,813	2,096,681	—	7,961,761
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,764,133	—	(4,764,133)	—
Other Long-term Liabilities	—	118,575	306,308	—	424,883
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	15,262	—	80,078	—	95,340
Total Iron Mountain Incorporated Stockholders' Equity	2,055,940	1,172,865	1,655,140	(2,828,005)	2,055,940
Noncontrolling Interests	—	—	1,507	—	1,507
Total Equity	2,055,940	1,172,865	1,656,647	(2,828,005)	2,057,447
Total Liabilities and Equity	$6,659,656	$8,334,417	$4,938,145	$(8,119,684)	$11,812,534
______________________________________________________________

(1)	Included within Cash and Cash Equivalents at June 30, 2018 is approximately $42,000 and $50,600 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Parent		Guarantors		Canada Company		Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—		$574,211		$47,587		$328,008	$—	$949,806
Intercompany	—		1,141		—		21,649	(22,790)	—
Total Revenues	—		575,352		47,587		349,657	(22,790)	949,806
Operating Expenses
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	273		389,679		10,585		251,192	—	651,729
Intercompany	—		6,590		15,059		1,141	(22,790)	—
Depreciation and amortization	43		75,129		4,309		48,618	—	128,099
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—		(246)		4		26	—	(216)
Total Operating Expenses	316	—	471,152	—	29,957	—	300,977	(22,790)	779,612
Operating (Loss) Income	(316)		104,200		17,630		48,680	—	170,194
Interest Expense (Income), Net	40,377		15,637		(6,035)		39,987	—	89,966
Other Expense (Income), Net	339		543		(127)		(20,121)	—	(19,366)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(41,032)		88,020		23,792		28,814	—	99,594
Provision (Benefit) for Income Taxes	—		436		10,010		7,563	—	18,009
Gain on Sale of Real Estate, Net of Tax	—		—		—		(1,563)	—	(1,563)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(119,662)		(29,962)		(363)		(13,782)	163,769	—
Income (Loss) from Continuing Operations	78,630		117,546		14,145		36,596	(163,769)	83,148
(Loss) Income from Discontinued Operations	—		(1,155)		—		(871)	—	(2,026)
Net Income (Loss)	78,630		116,391		14,145		35,725	(163,769)	81,122
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—		—		—		2,492	—	2,492
Net Income (Loss) Attributable to Iron Mountain Incorporated	$78,630		$116,391		$14,145		$33,233	$(163,769)	$78,630
Net Income (Loss)	$78,630		$116,391		$14,145		$35,725	$(163,769)	$81,122
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(7,076)		—		2,704		11,910	—	7,538
Equity in Other Comprehensive Income (Loss) of Subsidiaries	14,725		11,213		970		2,704	(29,612)	—
Total Other Comprehensive Income (Loss)	7,649		11,213		3,674		14,614	(29,612)	7,538
Comprehensive Income (Loss)	86,279		127,604		17,819		50,339	(193,381)	88,660
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—		—		—		2,381	—	2,381
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$86,279		$127,604		$17,819		$47,958	$(193,381)	$86,279

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$641,852	$418,971	$—	$1,060,823
Intercompany	—	1,216	4,305	(5,521)	—
Total Revenues	—	643,068	423,276	(5,521)	1,060,823
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	36	419,099	282,655	—	701,790
Intercompany	—	4,305	1,216	(5,521)	—
Depreciation and amortization	32	96,170	60,018	—	156,220
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(462)	(84)	—	(546)
Total Operating Expenses	68	519,112	343,805	(5,521)	857,464
Operating (Loss) Income	(68)	123,956	79,471	—	203,359
Interest Expense (Income), Net	50,313	3,005	48,789	—	102,107
Other Expense (Income), Net	2,767	6,575	(28,398)	—	(19,056)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(53,148)	114,376	59,080	—	120,308
Provision (Benefit) for Income Taxes	—	12,509	13,896	—	26,405
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(146,549)	(39,711)	—	186,260	—
Income (Loss) from Continuing Operations	93,401	141,578	45,184	(186,260)	93,903
(Loss) Income from Discontinued Operations, Net of Tax	—	(273)	(87)	—	(360)
Net Income (Loss)	93,401	141,305	45,097	(186,260)	93,543
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	142	—	142
Net Income (Loss) Attributable to Iron Mountain Incorporated	$93,401	$141,305	$44,955	$(186,260)	$93,401
Net Income (Loss)	$93,401	$141,305	$45,097	$(186,260)	$93,543
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	10,257	—	(149,429)	—	(139,172)
Change in fair value of interest rate swap agreements	2,388	—	—	—	2,388
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(146,018)	(129,860)	—	275,878	—
Total Other Comprehensive Income (Loss)	(133,373)	(129,860)	(149,429)	275,878	(136,784)
Comprehensive Income (Loss)	(39,972)	11,445	(104,332)	89,618	(43,241)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(3,274)	—	(3,274)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$(39,972)	$11,445	$(101,058)	$89,618	$(39,967)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors		Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$1,141,771	$95,643	$651,268		$—	$1,888,682
Intercompany	—	2,238	—	43,991		(46,229)	—
Total Revenues	—	1,144,009	95,643	695,259		(46,229)	1,888,682
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	352	791,713	21,696	504,841		—	1,318,602
Intercompany	—	13,196	30,795	2,238		(46,229)	—
Depreciation and amortization	89	151,290	8,547	92,880		—	252,806
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(794)	6	113	—	—	(675)
Total Operating Expenses	441	955,405	61,044	600,072		(46,229)	1,570,733
Operating (Loss) Income	(441)	188,604	34,599	95,187		—	317,949
Interest Expense (Income), Net	83,161	12,358	5,635	74,867		—	176,021
Other Expense (Income), Net	420	3,062	(154)	(29,058)		—	(25,730)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(84,022)	173,184	29,118	49,378		—	167,658
Provision (Benefit) for Income Taxes	—	13,180	6,522	7,527		—	27,229
Gain on Sale of Real Estate, Net of Tax	—	—	—	(1,563)		—	(1,563)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(220,777)	(53,375)	(520)	(22,596)		297,268	—
Income (Loss) from Continuing Operations	136,755	213,379	23,116	66,010		(297,268)	141,992
(Loss) Income from Discontinued Operations	—	(957)	—	(1,406)		—	(2,363)
Net Income (Loss)	136,755	212,422	23,116	64,604		(297,268)	139,629
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,874		—	2,874
Net Income (Loss) Attributable to Iron Mountain Incorporated	$136,755	$212,422	$23,116	$61,730		$(297,268)	$136,755
Net Income (Loss)	$136,755	$212,422	$23,116	$64,604		$(297,268)	$139,629
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(8,148)	—	3,339	63,131		—	58,322
Equity in Other Comprehensive Income (Loss) of Subsidiaries	67,131	39,753	1,257	3,339		(111,480)	—
Total Other Comprehensive Income (Loss)	58,983	39,753	4,596	66,470		(111,480)	58,322
Comprehensive Income (Loss)	195,738	252,175	27,712	131,074		(408,748)	197,951
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,213		—	2,213
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$195,738	$252,175	$27,712	$128,861		$(408,748)	$195,738

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$1,268,558	$834,723	$—	$2,103,281
Intercompany	—	2,421	8,796	(11,217)	—
Total Revenues	—	1,270,979	843,519	(11,217)	2,103,281
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	79	850,610	569,552	—	1,420,241
Intercompany	—	8,796	2,421	(11,217)	—
Depreciation and amortization	65	198,616	118,117	—	316,798
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(818)	(858)	—	(1,676)
Total Operating Expenses	144	1,057,204	689,232	(11,217)	1,735,363
Operating (Loss) Income	(144)	213,775	154,287	—	367,918
Interest Expense (Income), Net	100,254	1,497	97,982	—	199,733
Other Expense (Income), Net	1,610	8,135	(8,650)	—	1,095
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(102,008)	204,143	64,955	—	167,090
Provision (Benefit) for Income Taxes	—	5,797	21,776	—	27,573
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(240,093)	(36,846)	—	276,939	—
Income (Loss) from Continuing Operations	138,085	235,192	43,179	(276,939)	139,517
(Loss) Income from Discontinued Operations, Net of Tax	—	(695)	(127)	—	(822)
Net Income (Loss)	138,085	234,497	43,052	(276,939)	138,695
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	610	—	610
Net Income (Loss) Attributable to Iron Mountain Incorporated	$138,085	$234,497	$42,442	$(276,939)	$138,085
Net Income (Loss)	$138,085	$234,497	$43,052	$(276,939)	$138,695
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	4,622	—	(112,143)	—	(107,521)
Change in fair value of interest rate swap agreements	2,203	—	—	—	2,203
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(110,286)	(91,524)	—	201,810	—
Total Other Comprehensive Income (Loss)	(103,461)	(91,524)	(112,143)	201,810	(105,318)
Comprehensive Income (Loss)	34,624	142,973	(69,091)	(75,129)	33,377
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(1,247)	—	(1,247)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$34,624	$142,973	$(67,844)	$(75,129)	$34,624

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(81,406)	$305,548	$27,976	$69,922	$—	$322,040
Cash Flows from Operating Activities—Discontinued Operations	—	(957)	—	(1,406)	—	(2,363)
Cash Flows from Operating Activities	(81,406)	304,591	27,976	68,516	—	319,677
Cash Flows from Investing Activities:
Capital expenditures	—	(124,559)	(4,171)	(36,477)	—	(165,207)
Cash paid for acquisitions, net of cash acquired	—	(6,380)	—	(31,843)	—	(38,223)
Intercompany loans to subsidiaries	(51,119)	(41,642)	—	(474)	93,235	—
Investment in subsidiaries	(16,170)	—	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(26,924)	(410)	(1,176)	—	(28,510)
Net proceeds from Divestments (see Note 10)	—	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	12,933	2	(4,388)	—	8,547
Cash Flows from Investing Activities—Continuing Operations	(67,289)	(186,572)	(4,579)	(71,935)	109,405	(220,970)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Investing Activities	(67,289)	(186,572)	(4,579)	(71,935)	109,405	(220,970)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	(262,579)	(3,197,148)	(51)	(2,291,638)	—	(5,751,416)
Proceeds from revolving credit, term loan facilities and other debt	224,660	2,913,810	—	2,355,655	—	5,494,125
Net proceeds from sales of senior notes	332,683	—	—	—	—	332,683
Debit balances (payments) under cash pools	—	136,379	—	25,171	(161,550)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	10,151	—	10,151
Intercompany loans from parent	—	44,957	(43,089)	91,367	(93,235)	—
Equity contribution from parent	—	—	—	16,170	(16,170)	—
Parent cash dividends	(147,393)	—	—	—	—	(147,393)
Net proceeds (payments) associated with employee stock-based awards	810	—	—	—	—	810
Payment of debt financing and stock issuance costs	(471)	—	(73)	—	—	(544)
Cash Flows from Financing Activities—Continuing Operations	147,710	(102,002)	(43,213)	206,876	(270,955)	(61,584)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	147,710	(102,002)	(43,213)	206,876	(270,955)	(61,584)
Effect of exchange rates on cash and cash equivalents	—	—	2,706	14,706	—	17,412
(Decrease) Increase in cash and cash equivalents	(985)	16,017	(17,110)	218,163	(161,550)	54,535
Cash and cash equivalents, beginning of period	2,405	23,380	17,110	193,589	—	236,484
Cash and cash equivalents, end of period	$1,420	$39,397	$—	$411,752	$(161,550)	$291,019

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(117,979)	$409,167	$102,618	$—	$393,806
Cash Flows from Operating Activities—Discontinued Operations	—	(477)	—	—	(477)
Cash Flows from Operating Activities	(117,979)	408,690	102,618	—	393,329
Cash Flows from Investing Activities:
Capital expenditures	—	(142,737)	(74,864)	—	(217,601)
Cash paid for acquisitions, net of cash acquired	—	(1,314,370)	(352,499)	—	(1,666,869)
Intercompany loans to subsidiaries	370,423	19,092	—	(389,515)	—
Investment in subsidiaries	—	—	—	—	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(24,922)	(12,311)	—	(37,233)
Proceeds from sales of property and equipment and other, net (including real estate)	—	—	207	—	207
Cash Flows from Investing Activities—Continuing Operations	370,423	(1,462,937)	(439,467)	(389,515)	(1,921,496)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	370,423	(1,462,937)	(439,467)	(389,515)	(1,921,496)
Cash Flows from Financing Activities:
Repayment of revolving credit, term loan facilities and other debt	—	(3,657,315)	(4,219,481)	—	(7,876,796)
Proceeds from revolving credit, term loan facilities and other debt	—	4,531,603	4,412,813	—	8,944,416
Debit (payments) balances under cash pools	—	(7,657)	2,850	4,807	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	(1,079)	—	(1,079)
Intercompany loans from parent	—	(384,323)	(5,192)	389,515	—
Parent cash dividends	(337,052)	—	—	—	(337,052)
Net (payments) proceeds associated with employee stock-based awards	(2,259)	—	—	—	(2,259)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(12,322)	(651)	—	(13,385)
Cash Flows from Financing Activities—Continuing Operations	(254,815)	469,986	189,260	394,322	798,753
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(254,815)	469,986	189,260	394,322	798,753
Effect of exchange rates on cash and cash equivalents	—	—	(8,093)	—	(8,093)
Increase (Decrease) in cash and cash equivalents	(2,371)	(584,261)	(155,682)	4,807	(737,507)
Cash and cash equivalents, beginning of period	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, end of period	$62	$50,056	$227,993	$(89,919)	$188,192

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

There have been no changes made to our reportable operating segments since December 31, 2017. All previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2017. The operations associated with acquisitions completed during the first half of 2018 (for which noteworthy acquisitions are described in Note 4) have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2017
Total Revenues	$509,597	$99,677	$121,866	$192,405	$10,360	$15,901	$949,806
Storage Rental	305,168	68,735	74,535	121,317	9,931	10,553	590,239
Service	204,429	30,942	47,331	71,088	429	5,348	359,567
Depreciation and Amortization	58,628	8,272	16,124	30,203	1,595	13,277	128,099
Depreciation	50,119	6,091	12,366	20,518	1,531	11,690	102,315
Amortization	8,509	2,181	3,758	9,685	64	1,587	25,784
Adjusted EBITDA	220,768	55,448	36,528	56,166	5,991	(56,847)	318,054
Expenditures for Segment Assets	52,640	7,174	2,079	43,084	8,797	11,374	125,148
Capital Expenditures	46,235	7,174	1,723	16,702	8,797	11,374	92,005
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	—	—	26,036	—	—	26,036
Acquisitions of Customer Relationships and Customer Inducements	6,405	—	356	346	—	—	7,107
For the Three Months Ended June 30, 2018
Total Revenues	539,080	100,031	136,215	204,752	54,895	25,850	1,060,823
Storage Rental	305,895	68,808	82,439	129,611	51,945	16,741	655,439
Service	233,185	31,223	53,776	75,141	2,950	9,109	405,384
Depreciation and Amortization	60,970	9,538	17,700	30,164	22,503	15,345	156,220
Depreciation	48,252	7,217	11,958	18,062	13,120	12,892	111,501
Amortization	12,718	2,321	5,742	12,102	9,383	2,453	44,719
Adjusted EBITDA	244,861	55,280	46,413	60,633	24,901	(62,634)	369,454
Expenditures for Segment Assets	41,364	3,643	27,799	30,047	265,173	11,052	379,078
Capital Expenditures	25,122	3,643	25,336	13,681	43,162	11,052	121,996
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	—	—	16,188	221,707	—	237,895
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	16,242	—	2,463	178	304	—	19,187

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Six Months Ended June 30, 2017
Total Revenues	$1,017,194	$200,511	$241,938	$381,646	$16,583	$30,810	$1,888,682
Storage Rental	603,351	137,559	146,102	238,932	15,789	20,785	1,162,518
Service	413,843	62,952	95,836	142,714	794	10,025	726,164
Depreciation and Amortization	119,163	16,523	30,421	57,879	3,019	25,801	252,806
Depreciation	102,071	12,154	23,254	39,823	2,891	21,714	201,907
Amortization	17,092	4,369	7,167	18,056	128	4,087	50,899
Adjusted EBITDA	430,298	110,718	70,670	111,513	7,497	(120,068)	610,628
Total Assets (1)	4,987,060	826,868	983,797	2,215,589	207,777	593,602	9,814,693
Expenditures for Segment Assets	104,528	15,080	7,104	61,704	17,692	25,832	231,940
Capital Expenditures	72,813	15,080	6,621	29,169	17,692	23,832	165,207
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	4,379	—	—	31,844	—	2,000	38,223
Acquisitions of Customer Relationships and Customer Inducements	27,336	—	483	691	—	—	28,510
As of and for the Six Months Ended June 30, 2018
Total Revenues	1,065,923	199,995	273,087	412,722	101,498	50,056	2,103,281
Storage Rental	610,714	138,054	166,391	261,358	97,440	32,631	1,306,588
Service	455,209	61,941	106,696	151,364	4,058	17,425	796,693
Depreciation and Amortization	123,722	19,642	35,470	61,823	44,771	31,370	316,798
Depreciation	97,390	15,240	24,863	36,979	24,500	25,961	224,933
Amortization	26,332	4,402	10,607	24,844	20,271	5,409	91,865
Adjusted EBITDA	470,599	109,132	90,495	121,264	45,691	(124,712)	712,469
Total Assets (1)	5,010,186	829,682	1,355,980	2,235,790	1,909,088	471,808	11,812,534
Expenditures for Segment Assets	84,545	10,496	35,383	62,103	1,703,185	25,991	1,921,703
Capital Expenditures	54,992	10,496	31,487	38,719	56,273	25,634	217,601
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	1,551	—	—	19,396	1,645,922	—	1,666,869
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	28,002	—	3,896	3,988	990	357	37,233
________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

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
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Adjusted EBITDA	$318,054	$369,454	$610,628	$712,469
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	(1,563)	—	(1,563)	—
Provision (Benefit) for Income Taxes	18,009	26,405	27,229	27,573
Other (Income) Expense, Net	(19,366)	(19,056)	(25,730)	1,095
Interest Expense, Net	89,966	102,107	176,021	199,733
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(216)	(546)	(675)	(1,676)
Depreciation and Amortization	128,099	156,220	252,806	316,798
Significant Acquisition Costs(1)	19,977	10,421	40,548	29,429
Income (Loss) from Continuing Operations	$83,148	$93,903	$141,992	$139,517
_______________________________________________________________________________

(1)
Represents operating expenditures associated with (1) the Recall Transaction (as defined in Note 1 to Notes to Consolidated Financial Statements included in our Annual Report), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall Holdings Limited ("Recall") with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs").

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Commitments and Contingencies

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. There have been no material updates or changes to the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report, nor have there been any new material loss contingencies since December 31, 2017. We continue to believe that the resolution of the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report will not have a material impact on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies, including those disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report, and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $17,200 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2017 and in the first six months of 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 15, 2017	$0.5500	March 15, 2017	$145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
February 14, 2018	0.5875	March 15, 2018	167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
At The Market (ATM) Equity Program
As described in greater detail in Note 13 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the three months ended June 30, 2018. During the six months ended June 30, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8,800, generating net proceeds of $8,716, after deducting commissions of $90. As of June 30, 2018 the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.
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
(10) Divestments
a. Recall Divestments
The table below summarizes certain results of operations of the Recall Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) included in discontinued operations for the three and six months ended June 30, 2017 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2017	2018	2017	2018
(Loss) Income from Discontinued Operations Before (Benefit) Provision for Income Taxes	$(3,049)	$(477)	$(3,478)	$(973)
(Benefit) Provision for Income Taxes	(1,023)	(117)	(1,115)	(151)
(Loss) Income from Discontinued Operations, Net of Tax	$(2,026)	$(360)	$(2,363)	$(822)
On May 4, 2016, we completed the Access Sale to Access CIG (each as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) for total consideration of approximately $80,000. Of the total consideration, we received $55,000 in cash proceeds at closing and we are entitled to receive up to $25,000 of additional cash proceeds (the “Access Contingent Consideration”). The Access Contingent Consideration is subject to adjustments for customer attrition subsequent to the closing of the Access Sale. We are also subject to potential indemnity obligations as part of the Access Sale.

In June 2018, Access CIG sent us a communication asserting that they did not owe any Access Contingent Consideration to us. Access CIG has also made claims for indemnification in unspecified amounts. We are currently evaluating the assertions and claims made by Access CIG, though we expect to vigorously contest certain of their assertions and claims. We have recorded a non-trade receivable related to the Access Contingent Consideration within Prepaid expenses and other in our Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018 based upon our estimate of the realizable value of the Access Contingent Consideration. Any change to our estimate of the realizable value of the Access Contingent Consideration (either favorable or unfavorable) will be recorded to our Consolidated Statement of Operations as a component of discontinued operations.
b.    Russia and Ukraine Divestment
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments (Continued)

We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.
As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38,869 to other expense (income), net, during the second quarter of 2017, representing the excess of the fair value of the consideration received over the carrying value of our businesses in Russia and Ukraine. As of the closing date of the Russia and Ukraine Divestment, the fair value of the OSG Investment (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) was approximately $18,000. As of the closing date of the Russia and Ukraine Divestment, the carrying value of our businesses in Russia and Ukraine was a credit balance of $20,869, which consisted of (i) a credit balance of approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine that was reclassified from accumulated other comprehensive items, net, (ii) the carrying value of the net assets of our businesses in Russia and Ukraine, excluding goodwill, of $4,716 and (iii) $3,515 of goodwill associated with our former Northern and Eastern Europe reporting unit (of which our businesses in Russia and Ukraine were a component of prior to the Russia and Ukraine Divestment), which was allocated, on a relative fair value basis, to our businesses in Russia and Ukraine.
We account for the OSG Investment as an equity method investment. As of December 31, 2017 and June 30, 2018, the fair value of the OSG Investment is $17,539 and $17,445, respectively and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cost of sales (excluding depreciation and amortization)	$5,073	$1,827	$12,960	$2,123
Selling, general and administrative expenses	14,904	8,594	27,588	27,306
Total Significant Acquisition Costs	$19,977	$10,421	$40,548	$29,429

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
North American Records and Information Management Business	$6,326	$3,017	$13,625	$3,601
North American Data Management Business	938	351	1,683	351
Western European Business	2,131	1,427	5,347	3,579
Other International Business	1,937	896	3,588	1,433
Global Data Center Business	—	1,159	—	11,340
Corporate and Other Business	8,645	3,571	16,305	9,125
Total Significant Acquisition Costs	$19,977	$10,421	$40,548	$29,429
A rollforward of accrued liabilities related to Significant Acquisition Costs on our Condensed Consolidated Balance Sheets as of December 31, 2017 to June 30, 2018 is as follows:

Accrual for Significant Acquisition Costs
Balance at December 31, 2017	$12,622
Amounts accrued	2,437
Change in estimates(1)	(64)
Payments	(8,593)
Currency translation adjustments	(7)
Balance at June 30, 2018(2)	$6,395
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Significant Acquisition Costs as of June 30, 2018 presented in the table above generally related to employee severance costs and onerous lease liabilities associated with the Recall Transaction. We expect that the majority of these liabilities will be paid in 2018. Additional Significant Acquisition Costs recorded in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 have either been settled in cash during such periods or are included in our Condensed Consolidated Balance Sheet as of June 30, 2018 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2018, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 16, 2018 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2018 consolidated internal storage rental revenue growth rate and capital expenditures, (4) statements made in relation (i) to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") and (ii) our acquisition of IO Data Centers, LLC ("IODC"), including the total acquisition expenditures related to Recall and IODC and the cost to integrate Recall into our existing operations, (5) statements regarding our expectation to reduce our leverage ratio, (6) our ability to close pending acquisitions, (7) expectations regarding the impact of the recent United States tax reform legislation on our consolidated results of operations and (8) expectations regarding the impact of the adoption of ASU 2014-09 (as defined below) on our Adjusted EBITDA (as defined below) for the year ending December 31, 2018. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

•
the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information or our internal records or IT systems and the impact of such incidents on our reputation and ability to compete;

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
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2018 within each section. Trends and changes that are consistent with the three and six month periods are not repeated and are discussed on a year to date basis only.
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is described in greater detail in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. As a result, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 have not been restated to reflect the adoption of ASU 2014-09.
As a result of the adoption of ASU 2014-09, Adjusted EBITDA for the three and six months ended June 30, 2018 increased by approximately $8.0 million and $12.0 million, respectively, compared to the prior year periods. The adoption of ASU 2014-09 did not have a material impact on Adjusted EPS, FFO (Nareit) or FFO (Normalized) (each as defined below) for the three and six months ended June 30, 2018 compared to the prior year periods. The revenues for the three and six months ended June 30, 2018 reflect a net $3.1 million and $6.6 million, respectively, reclassification of certain components of storage rental revenues to service revenues associated with the adoption of ASU 2014-09. We expect our Adjusted EBITDA for the year ending December 31, 2018 to increase by approximately $20.0 million to $25.0 million as a result of the adoption of ASU 2014-09.
Significant Acquisitions
a. Recall Acquisition
On May 2, 2016, we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information.
b. IODC Acquisition
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

Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $395.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of operating expenditures associated with (1) the Recall Transaction, including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs"). From January 1, 2015 through June 30, 2018, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $350.4 million, including $293.3 million of Significant Acquisition Costs and $57.1 million of capital expenditures.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Significant Acquisition Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Divestments
On May 30, 2017, as disclosed in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of ours, sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction in exchange for a 25% equity interest in OSG (the “Russia and Ukraine Divestment”). As described in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the Russia and Ukraine Divestment did not meet the criteria to be reported as discontinued operations in our consolidated financial statements. The Russia and Ukraine Divestment represents approximately $3.4 million and $8.6 million of total revenues and approximately $(1.3) million and $0.9 million of total (loss) income from continuing operations for the three and six months ended June 30, 2017, respectively.
General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code, data backup and storage on our proprietary cloud and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; (4) consulting services; and (5) cloud-related data protection, preservation, restoration and recovery.
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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018
Australian dollar	$0.751	$0.757	0.8%
Brazilian real	$0.311	$0.278	(10.6)%
British pound sterling	$1.278	$1.361	6.5%
Canadian dollar	$0.744	$0.775	4.2%
Euro	$1.100	$1.192	8.4%

	Average Exchange Rates for the Six Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018
Australian dollar	$0.754	$0.771	2.3%
Brazilian real	$0.315	$0.293	(7.0)%
British pound sterling	$1.259	$1.376	9.3%
Canadian dollar	$0.750	$0.783	4.4%
Euro	$1.083	$1.211	11.8%

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Income (Loss) from Continuing Operations	$83,148	$93,903	$141,992	$139,517
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	(1,563)	—	(1,563)	—
Provision (Benefit) for Income Taxes	18,009	26,405	27,229	27,573
Other (Income) Expense, Net	(19,366)	(19,056)	(25,730)	1,095
Interest Expense, Net	89,966	102,107	176,021	199,733
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(216)	(546)	(675)	(1,676)
Depreciation and Amortization	128,099	156,220	252,806	316,798
Significant Acquisition Costs	19,977	10,421	40,548	29,429
Adjusted EBITDA	$318,054	$369,454	$610,628	$712,469
_______________________________________________________________________________

(1)	There was no tax impact associated with the gain on sale of real estate recognized during the three and six months ended June 30, 2017.

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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.30	$0.33	$0.53	$0.49
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	0.01	—	0.01	—
Gain on Sale of Real Estate, Net of Tax	(0.01)	—	(0.01)	—
Other (Income) Expense, Net	(0.07)	(0.07)	(0.10)	—
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	(0.01)
Significant Acquisition Costs	0.08	0.04	0.15	0.10
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	0.01	(0.04)	(0.05)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.30	$0.30	$0.54	$0.54
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and six months ended June 30, 2017 and 2018, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2017 and 2018 was 21.3% and 21.8%, respectively.

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
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net Income (Loss)	$81,122	$93,543	$139,629	$138,695
Add/(Deduct):
Real Estate Depreciation(1)	65,913	73,411	128,869	146,390
Gain on Sale of Real Estate, Net of Tax	(1,563)	—	(1,563)	—
FFO (Nareit)	145,472	166,954	266,935	285,085
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(216)	(546)	(675)	(1,676)
Other (Income) Expense, Net(2)	(19,366)	(19,056)	(25,730)	1,095
Significant Acquisition Costs	19,977	10,421	40,548	29,429
Tax Impact of Reconciling Items and Discrete Tax Items(3)	(3,288)	2,157	(11,494)	(15,181)
Loss (Income) from Discontinued Operations, Net of Tax(4)	2,026	360	2,363	822
FFO (Normalized)	$144,605	$160,290	$271,947	$299,574
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction losses (gains), net of $20.2 million and $16.0 million in the three and six months ended June 30, 2017, respectively, and $(18.6) million and $3.2 million in the three and six months ended June 30, 2018, respectively. See Note 2.i. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $0.2 million and $(8.0) million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $(10.6) million for the three and six months ended June 30, 2018, respectively.

(4)
Net of tax benefit of $1.0 million and $1.1 million for the three and six months ended June 30, 2017, respectively. Net of tax benefit of $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2017, other than the adoption of ASU 2014-09, as described in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Accounting Pronouncements
See Note 2.j. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of three and six months ended June 30, 2018 to three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$949,806	$1,060,823	$111,017	11.7%
Operating Expenses	779,612	857,464	77,852	10.0%
Operating Income	170,194	203,359	33,165	19.5%
Other Expenses, Net	87,046	109,456	22,410	25.7%
Income from Continuing Operations	83,148	93,903	10,755	12.9%
(Loss) Income from Discontinued Operations, Net of Tax	(2,026)	(360)	1,666	(82.2)%
Net Income	81,122	93,543	12,421	15.3%
Net Income (Loss) Attributable to Noncontrolling Interests	2,492	142	(2,350)	(94.3)%
Net Income Attributable to Iron Mountain Incorporated	$78,630	$93,401	$14,771	18.8%
Adjusted EBITDA(1)	$318,054	$369,454	$51,400	16.2%
Adjusted EBITDA Margin(1)	33.5%	34.8%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$1,888,682	$2,103,281	$214,599	11.4%
Operating Expenses	1,570,733	1,735,363	164,630	10.5%
Operating Income	317,949	367,918	49,969	15.7%
Other Expenses, Net	175,957	228,401	52,444	29.8%
Income from Continuing Operations	141,992	139,517	(2,475)	(1.7)%
(Loss) Income from Discontinued Operations, Net of Tax	(2,363)	(822)	1,541	(65.2)%
Net Income	139,629	138,695	(934)	(0.7)%
Net Income Attributable to Noncontrolling Interests	2,874	610	(2,264)	(78.8)%
Net Income Attributable to Iron Mountain Incorporated	$136,755	$138,085	$1,330	1.0%
Adjusted EBITDA(1)	$610,628	$712,469	$101,841	16.7%
Adjusted EBITDA Margin(1)	32.3%	33.9%
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

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$590,239	$655,439	$65,200	11.0%	10.1%	1.9%
Service	359,567	405,384	45,817	12.7%	11.8%	7.6%
Total Revenues	$949,806	$1,060,823	$111,017	11.7%	10.8%	4.1%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$1,162,518	$1,306,588	$144,070	12.4%	10.4%	2.8%
Service	726,164	796,693	70,529	9.7%	7.7%	4.2%
Total Revenues	$1,888,682	$2,103,281	$214,599	11.4%	9.4%	3.3%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2017 results at the 2018 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures, foreign currency exchange rate fluctuations and the impact of the adoption of ASU 2014-09. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and six months ended June 30, 2018, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures, consolidated internal storage rental revenue growth and favorable fluctuations in foreign currency exchange rates. The impact of acquisitions/divestitures, net of the impact of the adoption of ASU 2014-09, contributed 7.6% to the reported storage rental revenue growth rates for the six months ended June 30, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Internal storage rental revenue growth of 2.8% in the six months ended June 30, 2018 compared to the prior year period was driven by internal storage rental revenue growth of 2.4% in our North American Records and Information Management Business segment, driven by revenue management programs, as well as internal storage rental revenue growth of 0.9%, 1.9% and 5.8% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions/divestitures, global records management net volumes as of June 30, 2018 increased by 0.2% over the ending volume as of June 30, 2017. Global records management reported net volumes, including acquisitions/divestitures, as of June 30, 2018 increased by 1.5% over the ending volume at June 30, 2017, supported by volume increases of 0.5% and 9.0% in our Western European Business and Other International Business segments, respectively, partially offset by a volume decrease of 1.2% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations increased our reported storage rental revenue growth rate for the six months ended June 30, 2018 by 2.0%, compared to the prior year period.

Service Revenues

In the three and six months ended June 30, 2018, the increase in reported consolidated service revenues was driven by internal service revenue growth, the favorable impact of acquisitions/divestitures and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 3.5% to the reported service revenue growth rates for the six months ended June 30, 2018, compared to the prior year period. Internal service revenue growth of 4.2% for the six months ended June 30, 2018, compared to the prior year period was primarily driven by increased secured shredding revenues and increased project activity in our North American Records and Information Management Business segment and project activity in our Other International Business and Western European Business segments, partially offset by continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations increased our reported service revenue growth rate for the six months ended June 30, 2018 by 2.0%, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $111.0 million, or 11.7%, to $1,060.8 million and $214.6 million, or 11.4%, to $2,103.3 million for the three and six months ended June 30, 2018, respectively, from $949.8 million and $1,888.7 million for the three and six months ended June 30, 2017, respectively. The net impact of acquisitions/divestitures contributed 6.1% to the reported consolidated revenue growth rate for the six months ended June 30, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Consolidated internal revenue growth was 3.3% in the six months ended June 30, 2018 compared to the prior year period. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the six months ended June 30, 2018 by 2.0%, compared to the prior year period.

Internal Growth—Eight-Quarter Trend

	2016		2017				2018
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.1%	2.9%	3.0%	4.8%	3.5%	4.2%	3.7%	1.9%
Service Revenue	(1.3)%	(0.9)%	0.6%	(1.1)%	(0.2)%	(0.1)%	1.4%	7.6%
Total Revenue	0.8%	1.4%	2.0%	2.5%	2.0%	2.5%	2.8%	4.1%

We expect our consolidated internal storage rental revenue growth rate for 2018 to be approximately 3.0% to 3.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 1.9% and 4.8%. In the second quarter of 2017, consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, from a $4.2 million customer termination fee in our Global Data Center Business segment. Conversely, consolidated internal storage rental revenue growth and consolidated total internal revenue growth for the second quarter of 2018 were negatively impacted by the 0.8% and 0.5%, respectively, related to the termination fee mentioned above. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2016 and 2017 was 2.3% and 3.9%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. In North America, internal storage rental revenue growth in 2017 resulted primarily from revenue management programs in our North American Records and Information Management Business segment as well as internal storage rental revenue growth in our North American Data Management Business segment, although North America volume continued to be flat in 2017 due to us receiving fewer documents from customers. For the first half of 2018, we experienced flat to modestly decreasing volume growth in our North American Records and Information Management Business and North American Data Management Business segments, with organic growth coming primarily from revenue management programs in these segments and volume growth in our Other International Business segment. We expect this trend to continue for the remainder of 2018.

Our internal service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. Additionally, the internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. The internal service revenue growth of 7.6% in the second quarter of 2018 reflects strong contribution from our secure shredding business, which benefited from higher recycled paper prices as well as higher destruction activity in the quarter.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
Labor	$196,727	$207,099	$10,372	5.3%	4.6%	20.7%	19.5%	(1.2)%
Facilities	141,062	162,450	21,388	15.2%	14.3%	14.9%	15.3%	0.4%
Transportation	35,659	40,084	4,425	12.4%	11.8%	3.8%	3.8%	—%
Product Cost of Sales and Other	35,763	40,004	4,241	11.9%	11.3%	3.8%	3.8%	—%
Significant Acquisition Costs	5,073	1,827	(3,246)	(64.0)%	(64.6)%	0.5%	0.2%	(0.3)%
Total Cost of Sales	$414,284	$451,464	$37,180	9.0%	8.2%	43.6%	42.6%	(1.0)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
Labor	$396,887	$416,006	$19,119	4.8%	2.9%	21.0%	19.8%	(1.2)%
Facilities	285,315	324,562	39,247	13.8%	11.7%	15.1%	15.4%	0.3%
Transportation	70,880	78,357	7,477	10.5%	8.9%	3.8%	3.7%	(0.1)%
Product Cost of Sales and Other	74,949	79,137	4,188	5.6%	3.6%	4.0%	3.8%	(0.2)%
Significant Acquisition Costs	12,960	2,123	(10,837)	(83.6)%	(84.0)%	0.7%	0.1%	(0.6)%
Total Cost of Sales	$840,991	$900,185	$59,194	7.0%	5.1%	44.5%	42.8%	(1.7)%

Labor
Labor expenses decreased to 19.8% of consolidated revenues in the six months ended June 30, 2018 compared to 21.0% in the six months ended June 30, 2017. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by an approximately 130 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall and cost management initiatives. On a constant dollar basis, labor expenses for the six months ended June 30, 2018 increased by $11.8 million, or 2.9%, compared to the prior year period, primarily driven by recent acquisitions.
Facilities
Facilities expenses increased to 15.4% of consolidated revenues in the six months ended June 30, 2018 compared to 15.1% in the six months ended June 30, 2017. The 30 basis point increase in facilities expenses as a percentage of consolidated revenues was driven by a 100 basis point increase in facilities expenses in our Global Data Center Business segment, primarily driven by an increase in utility costs supporting power generation as a result of recent acquisitions, partially offset by a 75 basis point decrease in facilities expenses in our North American Records and Information Management Business segment partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, facilities expenses for the six months ended June 30, 2018 increased by $34.1 million, or 11.7%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.

Transportation
Transportation expenses decreased to 3.7% of consolidated revenues in the six months ended June 30, 2018 compared to 3.8% in the six months ended June 30, 2017. The decrease in transportation expenses as a percentage of consolidated revenues was driven by a decrease in vehicle lease and maintenance expenses, primarily associated with our North American Records and Information Management Business segment. On a constant dollar basis, transportation expenses for the six months ended June 30, 2018 increased by $6.4 million, or 8.9%, compared to the prior year period, primarily driven by increases in third party carrier, vehicle insurance and fuel costs.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 3.8% of consolidated revenues for the six months ended June 30, 2018 compared to 4.0% in the six months ended June 30, 2017. The decrease in product cost of sales and other as a percentage of revenue was driven by special project costs. On a constant dollar basis, product cost of sales and other increased by $2.7 million, or 3.6%, compared to the prior year period, primarily driven by project costs.
Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $13.0 million and $2.1 million in the six months ended June 30, 2017 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
General and Administrative	$126,113	$135,582	$9,469	7.5%	6.8%	13.3%	12.8%	(0.5)%
Sales, Marketing & Account Management	61,714	63,537	1,823	3.0%	1.8%	6.5%	6.0%	(0.5)%
Information Technology	30,316	37,248	6,932	22.9%	22.0%	3.2%	3.5%	0.3%
Bad Debt Expense	4,398	5,365	967	22.0%	22.1%	0.5%	0.5%	—%
Significant Acquisition Costs	14,904	8,594	(6,310)	(42.3)%	(42.4)%	1.6%	0.8%	(0.8)%
Total Selling, General and Administrative Expenses	$237,445	$250,326	$12,881	5.4%	4.7%	25.0%	23.6%	(1.4)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
General and Administrative	$260,913	$271,875	$10,962	4.2%	2.6%	13.8%	12.9%	(0.9)%
Sales, Marketing & Account Management	125,020	132,410	7,390	5.9%	4.0%	6.6%	6.3%	(0.3)%
Information Technology	62,109	76,752	14,643	23.6%	21.9%	3.3%	3.6%	0.3%
Bad Debt Expense	1,981	11,713	9,732	491.3%	489.7%	0.1%	0.6%	0.5%
Significant Acquisition Costs	27,588	27,306	(282)	(1.0)%	(2.5)%	1.5%	1.3%	(0.2)%
Total Selling, General and Administrative Expenses	$477,611	$520,056	$42,445	8.9%	7.1%	25.3%	24.7%	(0.6)%
General and Administrative
General and administrative expenses decreased to 12.9% of consolidated revenues in the six months ended June 30, 2018 compared to 13.8% in the six months ended June 30, 2017. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, partially attributable to synergies associated with our acquisition of Recall, as well as lower professional fees. On a constant dollar basis, general and administrative expenses for the six months ended June 30, 2018 increased by $6.8 million, or 2.6%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.3% of consolidated revenues in the six months ended June 30, 2018 compared to 6.6% in the six months ended June 30, 2017. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to the impact of our adoption of ASU 2014-09 related to capitalization of commissions and lower professional fees. On a constant dollar basis, sales, marketing and account management expenses for the six months ended June 30, 2018 increased by $5.0 million, or 4.0%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.

Information Technology
Information technology expenses increased to 3.6% of consolidated revenues in the six months ended June 30, 2018 compared to 3.3% in the six months ended June 30, 2017. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees. On a constant dollar basis, information technology expenses for the six months ended June 30, 2018 increased by $13.8 million, or 21.9%, compared to the prior year period, primarily driven by an increase in professional fees.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the six months ended June 30, 2018 increased by $9.7 million on a constant dollar basis compared to the prior year period, primarily driven by higher bad debt expense associated with our North American Records and Information Management Business segment.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $27.6 million and $27.3 million in the six months ended June 30, 2017 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
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
Depreciation expense increased $23.0 million, or 11.4%, on a reported dollar basis for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to recent acquisitions in our Global Data Center Business segment. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $41.0 million, or 80.5%, on a reported dollar basis for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to recent acquisitions in our Global Data Center Business segment and, to a lesser extent, the adoption of ASU 2014-09.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $23.7 million to $199.7 million in the six months ended June 30, 2018 from $176.0 million in the six months ended June 30, 2017. This increase was a result of higher borrowings during the current year period compared to the prior year period. Our weighted average interest rate was 4.8% and 5.4% at June 30, 2018 and 2017, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2017	2018		2017	2018
Foreign currency transaction losses (gains), net	$20,199	$(18,624)	$(38,823)	$16,035	$3,161	$(12,874)
Other, net	(39,565)	(432)	39,133	(41,765)	(2,066)	39,699
	$(19,366)	$(19,056)	$310	$(25,730)	$1,095	$26,825
Foreign Currency Transaction Losses (Gains)
We recorded net foreign currency transaction losses of $3.2 million in the six months ended June 30, 2018, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the Brazilian real against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the British pound sterling and Canadian dollar against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below).
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
Other, net
Other, net for the three and six months ended June 30, 2017 includes a gain of $38.9 million associated with the Russia and Ukraine Divestment.
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
Our effective tax rates for the three and six months ended June 30, 2017 were 18.1% and 16.2%, respectively. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended June 30, 2017 were the benefit derived from the dividends paid deduction and differences in the rates of tax at which our foreign earnings are subject. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the six months ended June 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $7.5 million as a result of the merger of certain of our foreign subsidiaries. Our effective tax rates for the three and six months ended June 30, 2018 were 21.9% and 16.5%, respectively. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended June 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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
a. Deemed Repatriation Transition Tax
The Tax Reform Legislation also imposes a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”), as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varies depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation will result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8.0% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.
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
The Estimated Undistributed E&P includes certain assumptions made by us regarding the cumulative earnings and profits of our foreign subsidiaries, as well as the characterization of such Estimated Undistributed E&P (liquid versus non-liquid assets). We are currently performing additional analysis to determine the actual amount of Undistributed E&P associated with our foreign subsidiaries, as well as the characterization of such Undistributed E&P, and anticipate this analysis will continue until we file our 2017 United States federal income tax return. We do not believe this will have an impact on our provision for income taxes or our qualification as a REIT. However, it may impact our shareholder dividend reporting.
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
The GILTI provision also provides for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and may increase the required distribution to our stockholders, similar to the Subpart F income inclusion we are subject to as a REIT.
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
c. Interest Deduction Limitation
The Tax Reform Legislation also limits, for certain entities, the deduction of net interest expense to the sum of business interest income plus 30% of adjusted taxable income (the “Interest Deduction Limitation”). Adjusted taxable income is defined in the Tax Reform Legislation as taxable income before interest, taxes, depreciation and amortization for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined as taxable income before interest and taxes for taxable years beginning after December 31, 2021.

The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as a “real property trade or business”. As a REIT, if Iron Mountain Incorporated ("IMI"), including all of our QRSs, were to make an election to be treated as a "real property trade or business", then the interest deduction limitation would not apply. However, IMI would be required to utilize the alternative depreciation system for its real property. We do not believe our TRSs are eligible for treatment as a "real property trade or business".
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
INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$83,148	$93,903	$10,755	12.9%
Income from Continuing Operations as a percentage of Consolidated Revenue	8.8%	8.9%
Adjusted EBITDA	$318,054	$369,454	$51,400	16.2%
Adjusted EBITDA Margin	33.5%	34.8%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$141,992	$139,517	$(2,475)	(1.7)%
Income from Continuing Operations as a percentage of Consolidated Revenue	7.5%	6.6%
Adjusted EBITDA	$610,628	$712,469	$101,841	16.7%
Adjusted EBITDA Margin	32.3%	33.9%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $2.4 million and $0.8 million for the six months ended June 30, 2017 and 2018, respectively, primarily related to the operations of the Recall Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report).
NONCONTROLLING INTERESTS
For the six months ended June 30, 2017 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $2.9 million and $0.6 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$305,168	$305,895	$727	0.2%	(0.2)%	1.4%
Service	204,429	233,185	28,756	14.1%	13.5%	10.1%
Segment Revenue	$509,597	$539,080	$29,483	5.8%	5.3%	4.9%
Segment Adjusted EBITDA(1)	$220,768	$244,861	$24,093
Segment Adjusted EBITDA Margin(1)(2)	43.3%	45.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$603,351	$610,714	$7,363	1.2%	0.8%	2.4%
Service	413,843	455,209	41,366	10.0%	9.4%	6.0%
Segment Revenue	$1,017,194	$1,065,923	$48,729	4.8%	4.3%	3.9%
Segment Adjusted EBITDA(1)	$430,298	$470,599	$40,301
Segment Adjusted EBITDA Margin(2)	42.3%	44.1%
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

For the six months ended June 30, 2018, reported revenue in our North American Records and Information Management Business segment increased 4.8%, compared to the six months ended June 30, 2017, due to internal revenue growth, the favorable net impact of acquisitions and the adoption of ASU 2014-09, as well as fluctuations in foreign currency exchange rates. Internal revenue growth of 3.9% in the six months ended June 30, 2018 was primarily the result of internal storage rental revenue growth of 2.4% in the six months ended June 30, 2018, driven by revenue management programs and internal service revenue growth of 6.0% in the six months ended June 30, 2018, driven by growth in secure shredding revenues and increased project activity. The net impact of acquisitions and the adoption of ASU 2014-09 contributed 0.4% to the reported revenue growth rates in our North American Records and Information Management Business segment for the six months ended June 30, 2018, compared to the prior year period. Adjusted EBITDA margin increased 180 basis points during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to synergies associated with our acquisition of Recall, cost management initiatives and the capitalization of certain commissions as a result of our adoption of ASU 2014-09.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$68,735	$68,808	$73	0.1%	(0.2)%	0.7%
Service	30,942	31,223	281	0.9%	0.6%	(1.4)%
Segment Revenue	$99,677	$100,031	$354	0.4%	0.1%	—%
Segment Adjusted EBITDA(1)	$55,448	$55,280	$(168)
Segment Adjusted EBITDA Margin(1)(2)	55.6%	55.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$137,559	$138,054	$495	0.4%	0.1%	0.9%
Service	62,952	61,941	(1,011)	(1.6)%	(1.9)%	(3.8)%
Segment Revenue	$200,511	$199,995	$(516)	(0.3)%	(0.6)%	(0.6)%
Segment Adjusted EBITDA(1)	$110,718	$109,132	$(1,586)
Segment Adjusted EBITDA Margin(2)	55.2%	54.6%
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

For the six months ended June 30, 2018, reported revenue in our North American Data Management Business segment decreased 0.3%, compared to the six months ended June 30, 2017, primarily due to negative internal revenue growth partially offset by favorable fluctuations in foreign currency exchange rates. The negative internal revenue growth for the six months ended June 30, 2018 of 0.6% is primarily attributable to a decline in internal service of 3.8% in the six months ended June 30, 2018 due to continued declines in service revenue activity levels as the business becomes more archival in nature, partially offset by internal storage rental revenue growth of 0.9% in the six months ended June 30, 2018, primarily attributable to volume increases and the impact of revenue management programs. Adjusted EBITDA margin decreased 60 basis points during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily associated with investments in product management and development.

Western European Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$74,535	$82,439	$7,904	10.6%	3.3%	1.8%
Service	47,331	53,776	6,445	13.6%	6.4%	5.0%
Segment Revenue	$121,866	$136,215	$14,349	11.8%	4.5%	3.0%
Segment Adjusted EBITDA(1)	$36,528	$46,413	$9,885
Segment Adjusted EBITDA Margin(1)(2)	30.0%	34.1%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$146,102	$166,391	$20,289	13.9%	3.4%	1.9%
Service	95,836	106,696	10,860	11.3%	1.1%	2.0%
Segment Revenue	$241,938	$273,087	$31,149	12.9%	2.5%	1.9%
Segment Adjusted EBITDA(1)	$70,670	$90,495	$19,825
Segment Adjusted EBITDA Margin(2)	29.2%	33.1%
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

For the six months ended June 30, 2018, reported revenue in our Western European Business segment increased 12.9%, compared to the six months ended June 30, 2017, due to favorable fluctuations in foreign currency exchange rates and internal revenue growth. Internal revenue growth for the six months ended June 30, 2018 was 1.9%, primarily attributable to internal storage rental revenue growth of 1.9% for the six months ended June 30, 2018, primarily associated with volume increases and, to a lesser extent, revenue management programs. For the six months ended June 30, 2018, foreign currency exchange rate fluctuations increased our reported revenues for the Western European Business segment by 10.4% compared to the prior year period due to the strengthening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin increased 390 basis points during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by wages and benefits, facility costs and transportation expense growing at a lower rate than revenue as a result of synergies associated with our acquisition of Recall and cost management initiatives.
.

Other International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$121,317	$129,611	$8,294	6.8%	8.1%	5.9%
Service	71,088	75,141	4,053	5.7%	7.6%	6.0%
Segment Revenue	$192,405	$204,752	$12,347	6.4%	8.0%	5.9%
Segment Adjusted EBITDA(1)	$56,166	$60,633	$4,467
Segment Adjusted EBITDA Margin(1)(2)	29.2%	29.6%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$238,932	$261,358	$22,426	9.4%	7.9%	5.8%
Service	142,714	151,364	8,650	6.1%	5.0%	3.9%
Segment Revenue	$381,646	$412,722	$31,076	8.1%	6.8%	5.1%
Segment Adjusted EBITDA(1)	$111,513	$121,264	$9,751
Segment Adjusted EBITDA Margin(2)	29.2%	29.4%
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

In the six months ended June 30, 2018, reported revenue in our Other International Business segment increased 8.1%, compared to the six months ended June 30, 2017, due to internal revenue growth, favorable fluctuations in foreign currency exchange rates and the favorable impact of acquisitions/divestitures. Internal revenue growth for the six months ended June 30, 2018 was 5.1%, supported by 5.8% internal storage rental revenue growth, primarily due to volume increases, and 3.9% internal service revenue growth, primarily due to increased project activity. The net impact of acquisitions/divestitures contributed 1.7% to reported revenue growth for the six months ended June 30, 2018, compared to the prior year period. For the six months ended June 30, 2018, foreign currency exchange rate fluctuations increased our reported revenues for the Other International Business segment by 1.3% compared to the prior year period primarily due to the strengthening of the Australian dollar against the United States dollar. Adjusted EBITDA margin of 29.4% for the six months ended June 30, 2018 increased 20 basis point compared to the six months ended June 30, 2017, primarily due to compensation growing at a lower rate than revenue, in part due to cost management initiatives, partially offset by increases in facility maintenance costs and bad debt expense.

Global Data Center Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$9,931	$51,945	$42,014	423.1%	423.1%	(23.4)%
Service	429	2,950	2,521	587.6%	587.6%	35.1%
Segment Revenue	$10,360	$54,895	$44,535	429.9%	429.9%	(21.0)%
Segment Adjusted EBITDA(1)	$5,991	$24,901	$18,910
Segment Adjusted EBITDA Margin(1)(2)	57.8%	45.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$15,789	$97,440	$81,651	517.1%	517.1%	(4.1)%
Service	794	4,058	3,264	411.1%	411.1%	37.6%
Segment Revenue	$16,583	$101,498	$84,915	512.1%	512.1%	(2.1)%
Segment Adjusted EBITDA(1)	$7,497	$45,691	$38,194
Segment Adjusted EBITDA Margin(2)	45.2%	45.0%
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

For the six months ended June 30, 2018, reported revenue in our Global Data Center Business segment increased 512.1% compared to the six months ended June 30, 2017, due to the favorable impact of acquisitions. The impact of acquisitions contributed 514.2% to the reported revenue growth rate in our Global Data Center Business segment for the six months ended June 30, 2018 compared to the prior year period (see Note 4 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional acquisition details). Internal revenue growth for the three months ended June 30, 2018 was negative 21.0%. The negative internal revenue growth was primarily driven by a $4.2 million customer termination fee in the second quarter of 2017. Excluding the impact of this termination fee, internal revenue growth for the three months ended June 30, 2018 was 34.5%. Adjusted EBITDA increased $38.2 million for the six months ended June 30, 2018 compared to the prior year period, primarily due to recent acquisitions.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$10,554	$16,741	$6,187	58.6%	58.6%	4.2%
Service	5,347	9,109	3,762	70.4%	70.4%	10.9%
Segment Revenue	$15,901	$25,850	$9,949	62.6%	62.6%	6.5%
Segment Adjusted EBITDA(1)	$(56,847)	$(62,634)	$(5,787)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.0)%	(5.9)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$20,786	$32,631	$11,845	57.0%	57.0%	4.3%
Service	10,024	17,425	7,401	73.8%	73.8%	5.5%
Segment Revenue	$30,810	$50,056	$19,246	62.5%	62.5%	4.7%
Segment Adjusted EBITDA(1)	$(120,068)	$(124,712)	$(4,644)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.4)%	(5.9)%
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

During the six months ended June 30, 2018, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues improved 50 basis points compared to the six months ended June 30, 2017. Adjusted EBITDA in the Corporate and Other Business segment decreased $4.6 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by higher professional fees, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2017	2018
Cash flows from operating activities - continuing operations	$322,040	$393,806
Cash flows from investing activities - continuing operations	(220,970)	(1,921,496)
Cash flows from financing activities - continuing operations	(61,584)	798,753
Cash and cash equivalents at the end of period	291,019	188,192
Cash Flows from Operating Activities
For the six months ended June 30, 2018, cash provided by operating activities increased by $71.8 million compared to the prior year period. The primary factors that impacted the increase in cash provided by operating activities were an increase in net income (including non-cash charges and realized foreign exchange losses) of $91.1 million, offset by an increase in cash used in working capital of $19.3 million, primarily related to the timing of the payment of certain accrued expenses.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2018 are highlighted below:

•
We paid cash for acquisitions (net of cash acquired) of $1,666.9 million, primarily funded by the net proceeds of our issuance of the 5 1/4% Notes (as defined below), the net proceeds of the Equity Offering and Over-Allotment Option (both as defined below) and borrowings under our Revolving Credit Facility.

•
We paid cash for capital expenditures of $217.6 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, customer inducements (which consists of permanent withdrawal fees following the adoption of ASU 2014-09) and Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the six months ended June 30, 2018 of $23.4 million, $4.0 million and $9.8 million, respectively.

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures on real estate and non-real estate maintenance, as well as non-real estate investment, to be approximately $155.0 million to $165.0 million, our capital expenditures on our data center business to be approximately $200.0 million, and our capital expenditures on real estate investment, net of sales, and innovation to be approximately $75.0 million in the year ending December 31, 2018.
Cash Flows from Financing Activities
Our significant financing activities during the six months ended June 30, 2018 included:

•	Net proceeds of $371.0 million associated with the borrowings and repayments on our Revolving Credit Facility;

•	Proceeds, net of repayments, of $696.6 million associated with the borrowing of our Term Loan B (as defined below);

•	Net proceeds of $76.2 million from the exercise of the Over-Allotment Option;

•	Net proceeds of $8.7 million from sales of stock under our At The Market (ATM) Equity Program (as defined below);

•	Payment of dividends in the amount of $337.1 million on our common stock; and

•	Payment of $13.4 million for debt financing and equity issuance costs.

Capital Expenditures

The following table presents our capital spend for the six months ended June 30, 2017 and 2018, respectively, organized by the type of the spending as described in our Annual Report:

	Six Months Ended June 30,

Nature of Capital Spend (in thousands)	2017	2018
Real Estate:
Investment	$72,172	$73,493
Maintenance	22,071	23,615
Total Real Estate Capital Spend	94,243	97,108
Non-Real Estate:
Investment	22,834	22,868
Maintenance	12,328	10,435
Total Non-Real Estate Capital Spend	35,162	33,303
Data Center:
Investment(1)	43,460	56,815
Maintenance(2)	84	5,743
Total Data Center Capital Spend	43,544	62,558
Innovation and Growth Investment Capital Spend	8,342	4,587
Total Capital Spend (on accrual basis)	181,291	197,556
Net increase (decrease) in prepaid capital expenditures	1,000	(1,733)
Net (increase) decrease in accrued capital expenditures	(17,084)	21,778
Total Capital Spend (on cash basis)	$165,207	$217,601
_______________________________________________________________________________

(1)
Represents capital expenditures that support data center business growth, primarily related to investments in new construction of data center facilities (including the acquisition of land and development of facilities) or capacity expansion in existing buildings, as well as capital expenditures that are expected to support incremental improvements to our data center business, through either increasing revenue, improving operating efficiency, or extending the useful life of our real estate operating assets.

(2)	Represents capital expenditures necessary to maintain ongoing business operations at our data centers, including the re-configuration of existing assets.

Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2017 and the first six months of 2018.

Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment is related to cash and cash equivalents. See Note 2.g. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Our consolidated debt as of June 30, 2018 is as follows (in thousands):

	June 30, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$828,567	$(15,617)	$812,950
Term Loan A	246,875	—	246,875
Term Loan B	696,556	(9,367)	687,189
Australian Dollar Term Loan (the "AUD Term Loan")	248,670	(3,433)	245,237
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(5,015)	494,985
6% Senior Notes due 2023 (the "6% Notes due 2023")	600,000	(5,675)	594,325
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	190,330	(2,875)	187,455
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")	1,000,000	(8,469)	991,531
3% Euro Senior Notes due 2025 (the "Euro Notes")	350,508	(4,419)	346,089
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")	528,296	(7,104)	521,192
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,400)	246,600
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(13,153)	986,847
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(11,511)	813,489
Real Estate Mortgages, Capital Leases and Other	614,145	(316)	613,829
Accounts Receivable Securitization Program	248,473	(287)	248,186
Mortgage Securitization Program	50,000	(1,200)	48,800
Total Long-term Debt	8,177,420	(91,841)	8,085,579
Less Current Portion	(123,818)	—	(123,818)
Long-term Debt, Net of Current Portion	$8,053,602	$(91,841)	$7,961,761
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

a. Credit Agreement Amendments
As of December 31, 2017, we had a credit agreement, as amended as described below (the "Credit Agreement"), which consisted of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A") and was scheduled to terminate on August 21, 2022. The maximum amount permitted to be borrowed under the Revolving Credit Facility was $1,750.0 million and the original amount of the Term Loan A was $250.0 million.
On March 22, 2018, we entered into an amendment (the “2018 First Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to $1,260.0 million under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "2018 Second Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023.
The amount available for borrowing under the Revolving Credit Facility as of June 30, 2018 was $866.8 million (which amount represents the maximum availability as of such date).
In connection with the 2018 First Amendment, we entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700.0 million (the “Term Loan B”). On March 26, 2018, we borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689.9 million, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on the Term Loan B.
At June 30, 2018, we had $698.3 million outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 3.8%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1.7 million as of June 30, 2018.
b .    Australian Dollar Term Loan Amendment
On March 27, 2018, Iron Mountain Australia Group Pty Ltd, a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250.0 million Australian dollars to 350.0 million Australian dollars; (ii) increase the quarterly principal payments from 6.3 million Australian dollars per year to 8.8 million Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99.0 million Australian dollars (or approximately $75.6 million, based on the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on the AUD Term Loan.

c. Debt Covenants
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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and June 30, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017	June 30, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.5	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.7	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.3	Minimum allowable of 1.5
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

Equity Financings

a.    At The Market (ATM) Equity Program
As described in greater detail in Note 13 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At the Market (ATM) Equity Program during the three months ended June 30, 2018. During the six months ended June 30, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of June 30, 2018, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
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
a. 2018 Acquisitions of Data Centers
On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,347.0 million. In addition to the amount paid at the closing of the IODC Transaction, there is the potential of $35.0 million in additional payments associated with the execution of future customer contracts.
On March 8, 2018, in order to expand our data center operations into Europe and Asia, we acquired the operations of two data centers in London and Singapore from Credit Suisse International and Credit Suisse AG (together, "Credit Suisse") for a total of (i) 34.6 million British pounds sterling and (ii) 81.0 million Singapore dollars (or collectively, approximately $111.4 million, based upon the exchange rates between the United States dollar and the British pound sterling and Singapore dollar on the closing date of the Credit Suisse transaction) (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, Credit Suisse entered into a long-term lease with us to maintain existing data center operations.
On May 25, 2018, in order to further expand our data center operations in Europe, we acquired EvoSwitch Netherlands B.V. and EvoSwitch Global Services B.V. (collectively, "EvoSwitch"), a leading data center colocation space and solutions provider with a data center in Amsterdam (the "EvoSwitch Transaction"), for (i) cash consideration of 189.0 million Euros (or approximately $222.0 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of the EvoSwitch Transaction) and (ii) $25.0 million of additional consideration in the form of future services we will provide to the seller.

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
The following table presents the operating and capital expenditures associated with the Recall Transaction and the IODC Transaction incurred for the three and six months ended June 30, 2017 and 2018 and the cumulative amount incurred through June 30, 2018 (in thousands):

	Year Ended December 31, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Cumulative Total Through June 30, 2018
Significant Acquisition Costs	$84,901	$10,421	$29,429	$293,288
Recall Capital Expenditures	31,441	5,361	7,245	57,142
Total	$116,342	$15,782	$36,674	$350,430
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2018 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended June 30, 2018, nor did we repurchase any shares of our common stock during the three months ended June 30, 2018.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
10.1
Third Amendment and Refinancing Facility Agreement, dated as of June 4, 2018, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2018.)

12	Statement: re Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: July 27, 2018