Form 10-Q
period 2018-09-30
IRON MOUNTAIN INC
filed 2018-10-25
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at October 19, 2018: 286,219,594

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2017	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$925,699	$197,676
Accounts receivable (less allowances of $46,648 and $51,271 as of December 31, 2017 and September 30, 2018, respectively)	835,742	847,452
Prepaid expenses and other	188,874	170,847
Total Current Assets	1,950,315	1,215,975
Property, Plant and Equipment:
Property, plant and equipment	6,251,100	7,469,651
Less—Accumulated depreciation	(2,833,421)	(3,044,958)
Property, Plant and Equipment, Net	3,417,679	4,424,693
Other Assets, Net:
Goodwill	4,070,267	4,478,757
Customer relationships, customer inducements and data center lease-based intangibles	1,400,547	1,516,851
Other	133,594	169,693
Total Other Assets, Net	5,604,408	6,165,301
Total Assets	$10,972,402	$11,805,969
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$146,300	$121,695
Accounts payable	289,137	285,810
Accrued expenses	653,146	602,273
Deferred revenue	241,590	237,574
Total Current Liabilities	1,330,173	1,247,352
Long-term Debt, net of current portion	6,896,971	8,109,179
Other Long-term Liabilities	73,039	116,757
Deferred Rent	126,231	117,330
Deferred Income Taxes	155,728	181,730
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	91,418	94,745
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 283,110,183 shares and 286,221,058 shares as of December 31, 2017 and September 30, 2018, respectively)	2,831	2,862
Additional paid-in capital	4,164,562	4,261,187
(Distributions in excess of earnings) Earnings in excess of distributions	(1,765,966)	(2,098,403)
Accumulated other comprehensive items, net	(103,989)	(228,260)
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	1,937,386
Noncontrolling Interests	1,404	1,490
Total Equity	2,298,842	1,938,876
Total Liabilities and Equity	$10,972,402	$11,805,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2017	2018
Revenues:
Storage rental	$601,091	$656,973
Service	364,570	404,018
Total Revenues	965,661	1,060,991
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	418,327	448,018
Selling, general and administrative	242,357	258,470
Depreciation and amortization	128,513	157,797
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(292)	960
Total Operating Expenses	788,905	865,245
Operating Income (Loss)	176,756	195,746
Interest Expense, Net (includes Interest Income of $2,526 and $1,382 for the three months ended September 30, 2017 and 2018, respectively)	88,989	103,841
Other Expense (Income), Net	59,479	325
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	28,288	91,580
Provision (Benefit) for Income Taxes	2,268	14,300
Gain on Sale of Real Estate, Net of Tax	638	(1,348)
Income (Loss) from Continuing Operations	25,382	78,628
(Loss) Income from Discontinued Operations, Net of Tax	(1,058)	(11,605)
Net Income (Loss)	24,324	67,023
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(21)	(125)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$24,345	$67,148
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.10	$0.28
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.09	$0.23
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.10	$0.27
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.09	$0.23
Weighted Average Common Shares Outstanding—Basic	265,198	286,159
Weighted Average Common Shares Outstanding—Diluted	266,139	286,982
Dividends Declared per Common Share	$0.5534	$0.5876
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Revenues:
Storage rental	$1,763,609	$1,963,561
Service	1,090,734	1,200,711
Total Revenues	2,854,343	3,164,272
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,259,318	1,348,203
Selling, general and administrative	719,968	778,526
Depreciation and amortization	381,319	474,595
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(967)	(716)
Total Operating Expenses	2,359,638	2,600,608
Operating Income (Loss)	494,705	563,664
Interest Expense, Net (includes Interest Income of $5,719 and $5,048 for the nine months ended September 30, 2017 and 2018, respectively)	265,010	303,574
Other Expense (Income), Net	33,749	1,420
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	195,946	258,670
Provision (Benefit) for Income Taxes	29,497	41,873
Gain on Sale of Real Estate, Net of Tax	(925)	(1,348)
Income (Loss) from Continuing Operations	167,374	218,145
(Loss) Income from Discontinued Operations, Net of Tax	(3,421)	(12,427)
Net Income (Loss)	163,953	205,718
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,853	485
Net Income (Loss) Attributable to Iron Mountain Incorporated	$161,100	$205,233
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.62	$0.76
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.61	$0.72
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.62	$0.76
Total (Loss) Income from Discontinued Operations, Net of Tax	$(0.01)	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.61	$0.72
Weighted Average Common Shares Outstanding—Basic	264,423	285,801
Weighted Average Common Shares Outstanding—Diluted	265,293	286,515
Dividends Declared per Common Share	$1.6543	$1.7641
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2018
Net Income (Loss)	$24,324	$67,023
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	37,541	(24,769)
Change in Fair Value of Interest Rate Swap Agreements	—	1,980
Total Other Comprehensive Income (Loss)	37,541	(22,789)
Comprehensive Income (Loss)	61,865	44,234
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(727)	(2,104)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$62,592	$46,338

	Nine Months Ended September 30,
	2017	2018
Net Income (Loss)	$163,953	$205,718
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	95,863	(132,290)
Change in Fair Value of Interest Rate Swap Agreements	—	4,183
Total Other Comprehensive Income (Loss)	95,863	(128,107)
Comprehensive Income (Loss)	259,816	77,611
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,486	(3,351)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$258,330	$80,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	29,929	1,005,975	10	29,919	—	—	—	—
Issuance of shares in connection with Fortrust Transaction (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report)	83,014	2,193,637	22	82,992	—	—	—	—
Change in value of redeemable noncontrolling interests	(1,505)	—	—	(1,505)	—	—	—	1,505
Parent cash dividends declared	(439,327)	—	—	—	(439,327)	—	—	—
Foreign currency translation adjustment	97,123	—	—	—	—	97,230	(107)	(1,260)
Net income (loss)	163,200	—	—	—	161,100	—	2,100	753
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(1,501)
Purchase of noncontrolling interests	1,497	—	—	—	—	—	1,497	—
Balance, September 30, 2017	$1,868,646	266,882,282	$2,668	$3,601,201	$(1,621,538)	$(115,343)	$1,658	$67,424

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,298,842	283,110,183	$2,831	$4,164,562	$(1,765,966)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	20,547	662,389	7	20,540	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 9)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 9)	8,716	273,486	2	8,714	—	—	—	—
Change in value of redeemable noncontrolling interests	(8,799)	—	—	(8,799)	—	—	—	8,799
Parent cash dividends declared	(507,437)	—	—	—	(507,437)	—	—	—
Foreign currency translation adjustment	(128,303)	—	—	—	—	(128,454)	151	(3,987)
Change in fair value of interest rate swap agreements	4,183	—	—	—	—	4,183	—
Net income (loss)	205,168	—	—	—	205,233	—	(65)	550
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,035)
Balance, September 30, 2018	$1,938,876	286,221,058	$2,862	$4,261,187	$(2,098,403)	$(228,260)	$1,490	$94,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash Flows from Operating Activities:
Net income (loss)	$163,953	$205,718
Loss (Income) from discontinued operations	3,421	12,427
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	302,480	337,923
Amortization (includes amortization of deferred financing costs and discounts of $11,904 and $11,537 for the nine months ended September 30, 2017 and 2018, respectively)	90,743	148,209
Revenue reduction associated with amortization of permanent withdrawal fees and above- and below-market leases (see Note 2.b.)	8,627	12,430
Stock-based compensation expense	22,853	23,352
(Benefit) provision for deferred income taxes	(28,219)	(783)
Loss on early extinguishment of debt	48,298	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(2,532)	(2,064)
Gain on Russia and Ukraine Divestment (see Note 10)	(38,869)	—
Foreign currency transactions and other, net	35,621	(1,271)
(Increase) decrease in assets	(52,725)	(24,247)
(Decrease) increase in liabilities	(31,361)	(86,156)
Cash Flows from Operating Activities - Continuing Operations	522,290	625,538
Cash Flows from Operating Activities - Discontinued Operations	(3,421)	(995)
Cash Flows from Operating Activities	518,869	624,543
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	(243,746)	(329,953)
Cash paid for acquisitions, net of cash acquired	(194,128)	(1,711,011)
Acquisition of customer relationships	(43,556)	(38,829)
Customer inducements (see Note 2.b.)	(13,331)	(6,212)
Contract fulfillment costs (see Note 2.c.)	—	(18,520)
Net proceeds from divestments	2,423	1,019
Proceeds from sales of property and equipment and other, net (including real estate)	8,937	713
Cash Flows from Investing Activities - Continuing Operations	(483,401)	(2,102,793)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(483,401)	(2,102,793)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	(9,662,160)	(11,226,171)
Proceeds from revolving credit facilities, term loan facilities and other debt	9,866,760	12,437,017
Early retirement of senior notes	(1,193,882)	—
Net proceeds from sales of senior notes	1,320,183	—
Debt financing and equity contribution from noncontrolling interests	13,230	—
Debt repayment and equity distribution to noncontrolling interests	(3,601)	(2,035)
Parent cash dividends	(292,980)	(505,403)
Net proceeds associated with the Over-Allotment Option (see Note 9)	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net proceeds (payments) associated with employee stock-based awards	6,615	(2,800)
Payment of debt financing and stock issuance costs	(12,685)	(15,957)
Cash Flows from Financing Activities - Continuing Operations	41,480	769,559
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	41,480	769,559
Effect of Exchange Rates on Cash and Cash Equivalents	24,454	(19,332)
Increase (Decrease) in Cash and Cash Equivalents	101,402	(728,023)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	236,484	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$337,886	$197,676
Supplemental Information:
Cash Paid for Interest	$309,357	$322,986
Cash Paid for Income Taxes, Net	$67,716	$49,061
Non-Cash Investing and Financing Activities:
Capital Leases	$123,116	$56,493
Accrued Capital Expenditures	$50,085	$60,062
Accrued Purchase Price and Other Holdbacks	$—	$27,919
Fair Value of Initial OSG Investment (see Note 10)	$18,000	$—
(Decrease) increase in Fair Value of OSG Investment (see Note 10)	$(27)	$(25)
Fair Value of Stock Issued for Fortrust Transaction (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report)	$83,014	$—
Dividends Payable	$151,972	$174,136

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
At December 31, 2017 and September 30, 2018, we had approximately $22,167 and $17,941, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Since December 31, 2017, there have been no changes to our accounting polices related to the accounting for goodwill. As of December 31, 2017 and September 30, 2018, no factors were identified that would alter our October 1, 2017 goodwill impairment analysis. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
Our reporting units as of December 31, 2017 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first nine months of 2018 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2018 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Gross Balance as of December 31, 2017	$2,474,829	$551,726	$453,537	$846,721	$—	$60,048	$4,386,861
Deductible goodwill acquired during the year	—	—	—	—	—	7,345	7,345
Non-deductible goodwill acquired during the year	—	—	—	19,340	455,434	—	474,774
Goodwill allocated to IMFS Divestment (see Note 10)	(1,202)	—	—	—	—	—	(1,202)
Fair value and other adjustments(1)	(373)	—	—	4,180	—	3,324	7,131
Currency effects	(5,611)	(1,545)	(13,175)	(57,979)	(1,105)	(740)	(80,155)
Gross Balance as of September 30, 2018	$2,467,643	$550,181	$440,362	$812,262	$454,329	$69,977	$4,794,754
Accumulated Amortization Balance as of December 31, 2017	$205,383	$53,875	$57,048	$288	$—	$—	$316,594
Currency effects	(200)	(50)	(354)	7	—	—	(597)
Accumulated Amortization Balance as of September 30, 2018	$205,183	$53,825	$56,694	$295	$—	$—	$315,997
Net Balance as of December 31, 2017	$2,269,446	$497,851	$396,489	$846,433	$—	$60,048	$4,070,267
Net Balance as of September 30, 2018	$2,262,460	$496,356	$383,668	$811,967	$454,329	$69,977	$4,478,757
Accumulated Goodwill Impairment Balance as of December 31, 2017	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of September 30, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments include $7,131 in net adjustments primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes and other liabilities.

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

ii. Customer Inducements

Prior to the adoption of ASU 2014-09, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Free Move Costs"), were capitalized and amortized over periods ranging from 10 to 30 years. The amortization of Free Move Costs is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered a Contract Fulfillment Cost (as defined in Note 2.c.) and, therefore, are now deferred and amortized and included in amortization expense over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. See Note 2.c. for information regarding the accounting for Free Move Costs, which are now a component of Intake Costs (as defined in Note 2.c.), following the adoption of ASU 2014-09.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of our finite-lived intangible assets related to customer relationship value, customer inducements and data center lease-based intangible assets and liabilities as of December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,704,105	$(395,278)	$1,308,827	$1,693,426	$(439,048)	$1,254,378
Customer inducements(1)	140,030	(66,981)	73,049	56,288	(34,374)	21,914
Data center lease-based intangible assets(2)	19,314	(643)	18,671	276,565	(36,006)	240,559
	$1,863,449	$(462,902)	$1,400,547	$2,026,279	$(509,428)	$1,516,851
Liabilities:
Data center below-market leases	$—	$—	$—	$12,355	$(1,231)	$11,124
_______________________________________________________________________________

(1)
The gross carrying amount, accumulated amortization and net carrying amount of customer inducements as of December 31, 2017 includes Free Move Costs, which were capitalized as Customer Inducements prior to the adoption of ASU 2014-09. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered Contract Fulfillment Costs and Customer Inducements consist exclusively of Permanent Withdrawal Fees. Contract Fulfillment Costs are included in Other, a component of Other Assets, Net, in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018. See Note 2.c. for information regarding Contract Fulfillment Costs included in our Condensed Consolidated Balance Sheet as of September 30, 2018.

(2)	Includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018. The other finite-lived intangible assets as of December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in other assets, net)	$20,929	$(10,728)	$10,201	$20,284	$(13,680)	$6,604

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Permanent Withdrawal Fees and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the three and nine months ended September 30, 2017 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$26,889	$26,782	$74,299	$84,401
Data center in-place leases and tenant relationships	—	12,036	—	30,437
Other finite-lived intangible assets	1,051	642	4,540	3,486
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$2,721	$3,229	$8,627	$8,782
Data center above-market leases and data center below-market leases	—	1,276	—	3,648
c.    Revenues

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in a decrease of $30,233 to stockholders' equity. The reduction of (distribution in excess of earnings) earnings in excess of distributions represents the net effect of (i) the write-off of Free Move Costs, net (which were capitalized and amortized prior to the adoption of ASU 2014-09) based upon the net book value of the Free Move Costs as of December 31, 2017, (ii) the recognition of certain Contract Fulfillment Costs, specifically Intake Costs (each as defined below) and commission assets, (iii) the recognition of deferred revenue associated with Intake Costs billed to our customers (as discussed below), and (iv) the deferred income tax impact of the aforementioned items. As we adopted ASU 2014-09 on a modified retrospective basis, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 have not been restated to reflect the adoption of ASU 2014-09 and reflect our revenue policies in place at that time, as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

For all of our businesses, with the exception of the storage component of our data center business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient above. Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our data center business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our data center business is recognized in the period the data center access or related services are provided. Total data center revenues represent approximately 5% of our total consolidated revenues for the nine months ended September 30, 2018.
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

The Contract Fulfillment Costs recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and September 30, 2018 are as follows:

		January 1, 2018 (Date of Adoption of ASU 2014-09)			September 30, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$31,604	$(14,954)	$16,650	$37,605	$(22,185)	$15,420
Commissions asset	Other (within Other Assets, Net)	42,072	(21,173)	20,899	53,877	(31,386)	22,491

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with the Intake Costs asset and commissions asset for the three and nine months ended September 30, 2018 are as follows:

	Three Month Ended September 30, 2018	Nine Months Ended September 30, 2018
Intake Costs asset	$2,294	$7,915
Commissions asset	3,053	10,433

Deferred revenue liabilities associated with billed Intake Costs recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and September 30, 2018 are as follows:

Description	Location in Balance Sheet	January 1, 2018 (Date of Adoption of ASU 2014-09)	September 30, 2018
Deferred revenue - Current	Deferred revenue	$9,671	$9,510
Deferred revenue - Long-term	Other Long-term Liabilities	9,877	7,590

The following table presents certain components of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 as reported and as if we had not adopted ASU 2014-09 on January 1, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	If ASU 2014-09 was not adopted	As Reported	If ASU 2014-09 was not adopted
Revenues	$1,060,991	$1,059,319	$3,164,272	$3,158,191
Operating Income	$195,746	$193,578	$563,664	$560,561
Income from Continuing Operations	$78,628	$76,462	$218,145	$215,044

Per Share Income from Continuing Operations - Basic	$0.28	$0.27	$0.76	$0.75
Per Share Income from Continuing Operations - Diluted	$0.27	$0.27	$0.76	$0.75
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
Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2017 was $7,761 ($6,851 after tax or $0.03 per basic and diluted share) and $22,853 ($20,174 after tax or $0.08 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2018 was $7,279 ($6,734 after tax or $0.02 per basic and diluted share) and $23,352 ($21,599 after tax or $0.08 per basic and diluted share), respectively. As of September 30, 2018, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $50,089 and is expected to be recognized over a weighted-average period of 2.0 years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cost of sales (excluding depreciation and amortization)	$25	$29	$80	$87
Selling, general and administrative expenses	7,736	7,250	22,773	23,265
Total stock-based compensation	$7,761	$7,279	$22,853	$23,352

Stock Options
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

Stock Options
Outstanding at December 31, 2017	3,671,740
Granted	846,517
Exercised	(163,418)
Forfeited	(38,533)
Expired	(16,062)
Outstanding at September 30, 2018	4,300,244
Options exercisable at September 30, 2018	2,388,037
Options expected to vest	1,817,579
Restricted Stock Units
The fair value of RSUs vested during the three and nine months ended September 30, 2017 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Fair value of RSUs vested	$1,933	$3,189	$18,006	$19,195
A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

RSUs
Non-vested at December 31, 2017	1,071,469
Granted	746,704
Vested	(546,299)
Forfeited	(79,140)
Non-vested at September 30, 2018	1,192,734

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
We forecast the likelihood of achieving the predefined revenue, ROIC and Adjusted EBITDA targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue, ROIC and Adjusted EBITDA targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of September 30, 2018, we expected 65%, 110% and 100% achievement of the predefined revenue, ROIC and Adjusted EBITDA targets associated with the awards of PUs made in 2016, 2017 and 2018, respectively.
The fair value of earned PUs that vested during the three and nine months ended September 30, 2017 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Fair value of earned PUs that vested	$52	$84	$957	$3,117
A summary of PU activity for the nine months ended September 30, 2018 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2017	717,878	(250,067)	467,811
Granted	353,507	—	353,507
Vested	(81,305)	—	(81,305)
Forfeited/Performance or Market Conditions Not Achieved	(16,513)	(49,881)	(66,394)
Non-vested at September 30, 2018	973,567	(299,948)	673,619
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
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Income (loss) from continuing operations	$25,382	$78,628	$167,374	$218,145
Less: Net income (loss) attributable to noncontrolling interests	(21)	(125)	2,853	485
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$25,403	$78,753	$164,521	$217,660
(Loss) income from discontinued operations, net of tax	$(1,058)	$(11,605)	$(3,421)	$(12,427)
Net income (loss) attributable to Iron Mountain Incorporated	$24,345	$67,148	$161,100	$205,233

Weighted-average shares—basic	265,198,000	286,159,000	264,423,000	285,801,000
Effect of dilutive potential stock options	414,258	264,451	423,688	250,574
Effect of dilutive potential RSUs and PUs	526,725	558,891	446,002	463,583
Weighted-average shares—diluted	266,138,983	286,982,342	265,292,690	286,515,157

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.10	$0.28	$0.62	$0.76
(Loss) income from discontinued operations, net of tax	—	(0.04)	(0.01)	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.09	$0.23	$0.61	$0.72

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.10	$0.27	$0.62	$0.76
(Loss) income from discontinued operations, net of tax	—	(0.04)	(0.01)	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.09	$0.23	$0.61	$0.72

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,620,225	3,253,975	2,605,203	3,256,206

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
Our effective tax rates for the three and nine months ended September 30, 2017 were 8.0% and 15.1%, respectively. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $18,457 as a result of the merger of certain of our foreign subsidiaries. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the nine months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $25,968 as a result of the merger of certain of our foreign subsidiaries. Our effective tax rates for the three and nine months ended September 30, 2018 were 15.6% and 16.2%, respectively. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amended the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The components of the Tax Reform Legislation are described in detail in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35.0% to 21.0% for taxable years beginning after December 31, 2017.
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
We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160,000 (the “Undistributed E&P”). We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 was approximately $70,900 related to the deemed repatriation of Undistributed E&P. This final determination will not affect our shareholder dividend reporting for 2017.

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
The assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and September 30, 2018, respectively, are as follows:

		Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$585,000	$—		$585,000		$—
Time Deposits(1)	24,482	—		24,482		—
Trading Securities	11,784	11,279	(2)	505	(3)	—
Derivative Assets(4)	1,579	—		1,579		—
Derivative Liabilities(4)	2,329	—		2,329		—

		Fair Value Measurements at September 30, 2018 Using
Description	Total Carrying Value at September 30, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$5,661	$—		$5,661		$—
Trading Securities	11,268	10,583	(2)	685	(3)	—
Derivative Liabilities(4)	365	—		365		—
Interest Rate Swap Agreements Assets(5)	4,183	—		4,183		—
_______________________________________________________________________________

(1)
Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions. At December 31, 2017, we had money market funds with 12 "Triple A" rated money market funds and time deposits with seven global banks. At September 30, 2018, we had no money market funds and time deposits with seven global banks.

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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at December 31, 2017 and September 30, 2018, other than those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report and the acquisitions that occurred during the nine months ended September 30, 2018.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018.
h.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2017, respectively, are as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Beginning of Period	$(153,590)	$(153,590)	$(212,573)	$(212,573)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	38,247	38,247	97,230	97,230
Total other comprehensive income (loss)	38,247	38,247	97,230	97,230
Balance as of September 30, 2017	$(115,343)	$(115,343)	$(115,343)	$(115,343)
______________________________________________________________

(1)
During the nine months ended September 30, 2017, approximately $29,100 of cumulative translation adjustments associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (as defined and discussed more fully in Note 10).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2018, respectively, are as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Beginning of Period	$(209,653)	$2,203	$(207,450)	$(103,989)	$—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,790)	—	(22,790)	(128,454)	—	(128,454)
Fair value adjustments for interest rate swap agreements	—	1,980	1,980	—	4,183	4,183
Total other comprehensive (loss) income	(22,790)	1,980	(20,810)	(128,454)	4,183	(124,271)
Balance as of September 30, 2018	$(232,443)	$4,183	$(228,260)	$(232,443)	$4,183	$(228,260)
i.    Other Expense (Income), Net (including Foreign Currency)
Other expense (income), net for the three and nine months ended September 30, 2017 and 2018 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Foreign currency transaction losses (gains), net	$11,865	$664	$27,900	$3,825
Debt extinguishment expense	48,298	—	48,298	—
Other, net	(684)	(339)	(42,449)	(2,405)
	$59,479	$325	$33,749	$1,420

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

We recorded a debt extinguishment charge of $48,298 in the three and nine months ended September 30, 2017, primarily related to the early extinguishment of (i) the 6% Senior Notes due 2020 and (ii) the 6 1/8% CAD Senior Notes due 2021 ("CAD Notes due 2021"), consisting of the write-off of unamortized deferred financing costs and call premiums.

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

Other As Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019. We have established a cross functional project team responsible for the assessment and implementation of ASU 2016-02. We have also entered into an agreement for the use of a lease accounting software solution that will support us in meeting the accounting and reporting requirements specific to ASU 2016-02, and are in the process of implementing this solution. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-10 amends certain aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02; specifically, (1) entities may elect not to recast the comparative periods presented when transitioning to ASU 2016-02, and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. We are currently evaluating the impact ASU 2016-02, including ASU 2018-10 and ASU 2018-11, will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for us on January 1, 2020, with early adoption permitted. We do not expect ASU 2018-15 will have a material impact on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. As of December 31, 2017, we had outstanding forward contracts to (i) purchase 138,823 United States dollars and sell 176,000 Canadian dollars, (ii) purchase 135,000 Euros and sell 160,757 United States dollars and (iii) purchase 114,390 United States dollars and sell 96,150 Euros to hedge our foreign exchange exposures. As of September 30, 2018, we had outstanding forward contracts to purchase 30,000 Euros and sell 35,436 United States dollars. We have not designated any of the forward contracts we have entered into as hedges.
Net cash receipts (payments) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the three and nine months ended September 30, 2017 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net cash receipts (payments)	$7,643	$(3,347)	$8,536	$(4,558)
Our policy is to record the fair value of each derivative instrument on a gross basis. The following table provides the fair value of our derivative instruments not designated as hedging instruments as of December 31, 2017 and September 30, 2018:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	September 30, 2018
Derivative assets	Prepaid expenses and other	$1,579	$—
Derivative liabilities	Accrued expenses	2,329	365
(Gains) losses for our derivative instruments not recognized as hedging instruments for the three and nine months ended September 30, 2017 and 2018 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2017	2018	2017	2018
Foreign exchange contracts	Other (income) expense, net	$(5,748)	$616	$(9,316)	$4,172
We have designated a portion of our (i) Euro denominated borrowings by IMI under our Former Revolving Credit Facility and (ii) Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2017, we designated, on average, 84,443 Euros of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2018, we designated, on average, 209,276 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange (losses) gains related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Foreign exchange (losses) gains	$(4,211)	$2,139	$(12,359)	$6,761
As of September 30, 2018, cumulative net gains of $9,949, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2018, we have $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as described in Note 2.g.). At September 30, 2018, we had a derivative asset of $4,183, which was recorded as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet, which represents the fair value of our interest rate swap agreements.

We have recorded the change in fair value of the interest rate swap agreements to accumulated other comprehensive income. We have recorded unrealized gains of $1,980 and $4,183 for the three and nine months ended September 30, 2018, respectively, associated with our interest rate swap agreements. At September 30, 2018, we have recorded cumulative unrealized gains of $4,183 within accumulated other comprehensive items, net associated with these agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Total Revenues	$1,000,059	$1,060,995	$2,957,539	$3,167,747
Income from Continuing Operations	$16,081	$78,659	$109,597	$228,082
Per Share Income from Continuing Operations - Basic	$0.06	$0.28	$0.38	$0.80
Per Share Income from Continuing Operations - Diluted	$0.06	$0.27	$0.38	$0.79
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

On May 25, 2018, in order to further expand our data center operations in Europe, we acquired EvoSwitch Netherlands B.V. and EvoSwitch Global Services B.V. (collectively, "EvoSwitch"), a data center colocation space and solutions provider with a data center in Amsterdam (the "EvoSwitch Transaction"), for (i) cash consideration of 189,000 Euros (or approximately $222,000, based upon the exchange rate between the Euro and the United States dollar on the closing date of the EvoSwitch Transaction) and (ii) $25,000 of additional consideration in the form of future services we will provide to the seller, which is included in purchase price holdbacks and other in the allocation of the purchase price paid table below.

In August 2018, in order to expand our presence in China, we acquired the Chinese-Mainland operations of GRM Document Management, a storage and records management company, for approximately $34,100.

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2018 acquisitions through September 30, 2018 is as follows:

	IODC Transaction	Other Fiscal Year 2018 Acquisitions (excluding IODC)	Total
Cash Paid (gross of cash acquired)(1)	$1,347,046	$399,369	$1,746,415
Purchase Price Holdbacks and Other	—	27,919	27,919
Total Consideration	1,347,046	427,288	1,774,334
Fair Value of Identifiable Assets Acquired:
Cash	34,227	8,354	42,581
Accounts Receivable and Prepaid Expenses	7,070	6,275	13,345
Property, Plant and Equipment(2)	863,027	202,273	1,065,300
Customer Relationship Intangible Assets	—	27,927	27,927
Data Center In-Place Leases	104,340	32,091	136,431
Data Center Tenant Relationships	77,362	18,410	95,772
Data Center Above-Market Leases	16,439	2,381	18,820
Other Assets	—	282	282
Debt Assumed	—	(19,941)	(19,941)
Accounts Payable, Accrued Expenses and Other Liabilities	(36,230)	(6,132)	(42,362)
Deferred Income Taxes	—	(32,649)	(32,649)
Data Center Below-Market Leases	(11,421)	(694)	(12,115)
Other Liabilities	—	(1,176)	(1,176)
Total Fair Value of Identifiable Net Assets Acquired	1,054,814	237,401	1,292,215
Goodwill Initially Recorded(3)	$292,232	$189,887	$482,119
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 is net cash acquired of $42,581 and contingent and other payments, net of $7,177 related to acquisitions made in previous years. The cash paid for the Accrued Purchase Price for the Santa Fe China Transaction (both as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) is included in cash flows from financing activities (as a component of repayment of revolving credit, term loan and bridge facilities and other debt) in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018.

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

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of September 30, 2018 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the 2017 Santa Fe Transaction (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), the IODC Transaction, the Credit Suisse Transaction and the EvoSwitch Transaction, as well as other acquisitions we closed in 2018.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the nine months ended September 30, 2018 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	December 31, 2017				September 30, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$466,593	$(14,407)	$452,186	$466,593	$821,470		$(14,902)	$806,568	$821,470
Term Loan A(1)	243,750	—	243,750	243,750	243,750		—	243,750	243,750
Term Loan B(2)	—	—	—	—	694,863		(9,055)	685,808	690,406
Australian Dollar Term Loan (the "AUD Term Loan")(3)	187,504	(3,382)	184,122	189,049	240,970		(3,201)	237,769	242,815
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")(4)	—	—	—	—	182,411		(2,476)	179,935	182,411
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)(6)	500,000	(5,874)	494,126	507,500	500,000		(4,585)	495,415	500,000
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	600,000	(6,224)	593,776	625,500	600,000		(5,400)	594,600	615,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(6)	199,171	(3,295)	195,876	208,631	193,766		(2,787)	190,979	193,766
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(9,156)	990,844	1,012,500	1,000,000		(8,126)	991,874	990,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)(6)	359,386	(4,691)	354,695	364,776	348,140		(4,257)	343,883	342,483
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(6)	539,702	(7,718)	531,984	527,559	521,173		(6,742)	514,431	495,380
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(6)	250,000	(3,615)	246,385	256,875	250,000		(3,293)	246,707	235,938
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(5)(6)	1,000,000	(13,866)	986,134	1,000,000	1,000,000		(12,797)	987,203	917,500
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)(6)	825,000	(11,817)	813,183	826,031	825,000		(11,216)	813,784	765,188
Real Estate Mortgages, Capital Leases and Other	649,432	(566)	648,866	649,432	611,549		(237)	611,312	611,549
Accounts Receivable Securitization Program(7)	258,973	(356)	258,617	258,973	238,273		(253)	238,020	238,273
Mortgage Securitization Program(8)	50,000	(1,273)	48,727	50,000	50,000		(1,164)	48,836	50,000
Total Long-term Debt	7,129,511	(86,240)	7,043,271		8,321,365	—	(90,491)	8,230,874
Less Current Portion	(146,300)	—	(146,300)		(121,695)		—	(121,695)
Long-term Debt, Net of Current Portion	$6,983,211	$(86,240)	$6,896,971		$8,199,670		$(90,491)	$8,109,179
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
Collectively, as amended as described below, the "Credit Agreement". Of the $821,470 of outstanding borrowings under the Revolving Credit Facility, 621,700 was denominated in United States dollars, 120,000 was denominated in Canadian dollars and 92,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $43,359. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2018 was $885,171 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.6% as of September 30, 2018. The average interest rate in effect under the Revolving Credit Facility as of September 30, 2018 was 3.6% and ranged from 1.8% to 4.0% and the interest rate in effect under the term loan ("Term Loan A") as of September 30, 2018 was 3.9%.

(2)	Interest rate in effect as of September 30, 2018 was 4.0%. The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $1,637 as of September 30, 2018.

(3)
Interest rate in effect as of September 30, 2018 was 5.9%. We had 336,250 Australian dollars outstanding on the AUD Term Loan as of September 30, 2018. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,545 and $1,845 as of December 31, 2017 and September 30, 2018, respectively.

(4)	Interest rate in effect as of September 30, 2018 was 3.0%.

(5)	Collectively, the "Parent Notes".

(6)	Collectively, the "Unregistered Notes".

(7)	Interest rate in effect as of September 30, 2018 was 3.0%.

(8)	Interest rate in effect as of September 30, 2018 was 3.5%.
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2018 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2017 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments.
There have been no material changes to our long-term debt since December 31, 2017 other than those changes described below.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

a.    Credit Agreement Amendments
On March 22, 2018, we entered into an amendment (the “2018 First Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to approximately $1,260,000 under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "2018 Second Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023.
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
b.    Australian Dollar Term Loan Amendment
On March 27, 2018, Iron Mountain Australia Group Pty Ltd, a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250,000 Australian dollars to 350,000 Australian dollars; (ii) increase the quarterly principal payments from 6,250 Australian dollars per year to 8,750 Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99,000 Australian dollars (or approximately $75,621, based upon the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

c.    UK Bilateral Revolving Credit Facility
On September 24, 2018, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited entered into a 140,000 British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140,000 British pounds sterling, and we have the option to request additional commitments of up to 125,000 British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility). The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at a rate of LIBOR plus 2.25%. The initial net proceeds received under the UK Bilateral Facility of 138,250 British pounds sterling (or approximately $180,300, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018 (the closing date of the UK Bilateral Facility)), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and the Guarantors guarantee all obligations under the UK Bilateral Facility.
d.    Cash Pooling
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

As of December 31, 2017, we had a net cash position of approximately $5,700 in the QRS Cash Pool (which consisted of a gross cash position of approximately $383,700 less outstanding debit balances of approximately $378,000 by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229,600 less outstanding debit balances of approximately $229,600 by participating subsidiaries). As of September 30, 2018, we had a net cash position of approximately $2,800 in the QRS Cash Pool (which consisted of a gross cash position of approximately $313,800 less outstanding debit balances of approximately $311,000 by participating subsidiaries) and we had a net cash position of approximately $1,700 in the TRS Cash Pool (which consisted of a gross cash position of approximately $208,500 less outstanding debit balances of approximately $206,800 by participating subsidiaries). The net cash position balances as of December 31, 2017 and September 30, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
e.    Debt Covenants
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and September 30, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017	September 30, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.3	Minimum allowable of 1.5
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2017 and September 30, 2018 and for the three and nine months ended September 30, 2017 and 2018 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, the CAD Notes due 2023, the GBP Notes due 2025, and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes due 2023, which were issued by Iron Mountain Canada Operations ULC ("Canada Company"), the GBP Notes due 2025, which were issued by Iron Mountain (UK) PLC ("IM UK"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc ("IM US Holdings"), which is one of the Guarantors. Canada Company and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes due 2023, the GBP Notes due 2025, and the 5 3/8% Notes, including IM UK, Iron Mountain Receivables QRS, LLC, Iron Mountain Receivables TRS, LLC and Iron Mountain Mortgage Finance I, LLC, are referred to below as the Non-Guarantors.
In August 2017, we redeemed the CAD Notes due 2021 and, therefore, as of that date, Canada Company had no outstanding debt registered under the Securities Act of 1933, as amended, that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2018, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2018.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$260	$48,069	$242,852	$(93,505)	$197,676
Accounts receivable	—	76,060	771,392	—	847,452
Intercompany receivable	—	749,032	—	(749,032)	—
Prepaid expenses and other	—	85,000	85,876	(29)	170,847
Total Current Assets	260	958,161	1,100,120	(842,566)	1,215,975
Property, Plant and Equipment, Net	219	2,959,776	1,464,698	—	4,424,693
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,853,817	—	—	(4,853,817)	—
Investment in subsidiaries	1,895,286	954,931	—	(2,850,217)	—
Goodwill	—	2,878,792	1,599,965	—	4,478,757
Other	4,183	940,845	741,516	—	1,686,544
Total Other Assets, Net	6,753,286	4,774,568	2,341,481	(7,704,034)	6,165,301
Total Assets	$6,753,765	$8,692,505	$4,906,299	$(8,546,600)	$11,805,969
Liabilities and Equity
Intercompany Payable	$371,305	$—	$377,727	$(749,032)	$—
Debit Balances Under Cash Pools	—	55,401	38,104	(93,505)	—
Current Portion of Long-Term Debt	—	59,937	61,787	(29)	121,695
Total Other Current Liabilities	200,605	557,786	367,266	—	1,125,657
Long-Term Debt, Net of Current Portion	4,226,759	1,858,545	2,023,875	—	8,109,179
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,853,817	—	(4,853,817)	—
Other Long-term Liabilities	—	114,540	301,277	—	415,817
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	17,710	—	77,035	—	94,745
Total Iron Mountain Incorporated Stockholders' Equity	1,937,386	1,192,479	1,657,738	(2,850,217)	1,937,386
Noncontrolling Interests	—	—	1,490	—	1,490
Total Equity	1,937,386	1,192,479	1,659,228	(2,850,217)	1,938,876
Total Liabilities and Equity	$6,753,765	$8,692,505	$4,906,299	$(8,546,600)	$11,805,969
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at September 30, 2018 is approximately $39,800 and $58,200 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2017
	Parent		Guarantors		Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—		$573,126		$392,535	$—	$965,661
Intercompany	—		1,148		5,021	(6,169)	—
Total Revenues	—		574,274		397,556	(6,169)	965,661
Operating Expenses
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	(203)		391,847		269,040	—	660,684
Intercompany	—		5,021		1,148	(6,169)	—
Depreciation and amortization	45		74,470		53,998	—	128,513
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—		(385)		93	—	(292)
Total Operating Expenses	(158)	—	470,953	—	324,279	(6,169)	788,905
Operating Income (Loss)	158		103,321		73,277	—	176,756
Interest Expense (Income), Net	41,369		(1,705)		49,325	—	88,989
Other Expense (Income), Net	43,258		5,547		10,674	—	59,479
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Loss (Gain) on Sale of Real Estate	(84,469)		99,479		13,278	—	28,288
Provision (Benefit) for Income Taxes	—		6,138		(3,870)	—	2,268
Gain on Sale of Real Estate, Net of Tax	—		—		638	—	638
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(108,814)		(16,019)		—	124,833	—
Income (Loss) from Continuing Operations	24,345		109,360		16,510	(124,833)	25,382
(Loss) Income from Discontinued Operations	—		(678)		(380)	—	(1,058)
Net Income (Loss)	24,345		108,682		16,130	(124,833)	24,324
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—		—		(21)	—	(21)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$24,345		$108,682		$16,151	$(124,833)	$24,345
Net Income (Loss)	$24,345		$108,682		$16,130	$(124,833)	$24,324
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(4,211)		—		41,752	—	37,541
Equity in Other Comprehensive Income (Loss) of Subsidiaries	42,458		30,804		—	(73,262)	—
Total Other Comprehensive Income (Loss)	38,247		30,804		41,752	(73,262)	37,541
Comprehensive Income (Loss)	62,592		139,486		57,882	(198,095)	61,865
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—		—		(727)	—	(727)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$62,592		$139,486		$58,609	$(198,095)	$62,592

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$652,422	$408,569	$—	$1,060,991
Intercompany	—	1,192	4,330	(5,522)	—
Total Revenues	—	653,614	412,899	(5,522)	1,060,991
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	(427)	430,179	276,736	—	706,488
Intercompany	—	4,330	1,192	(5,522)	—
Depreciation and amortization	31	99,949	57,817	—	157,797
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(321)	1,281	—	960
Total Operating Expenses	(396)	534,137	337,026	(5,522)	865,245
Operating (Loss) Income	396	119,477	75,873	—	195,746
Interest Expense (Income), Net	49,964	3,041	50,836	—	103,841
Other Expense (Income), Net	439	3,792	(3,906)	—	325
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(50,007)	112,644	28,943	—	91,580
Provision (Benefit) for Income Taxes	—	8,287	6,013	—	14,300
Gain on Sale of Real Estate, Net of Tax	—	(1,348)	—	—	(1,348)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(117,155)	(26,693)	—	143,848	—
Income (Loss) from Continuing Operations	67,148	132,398	22,930	(143,848)	78,628
(Loss) Income from Discontinued Operations, Net of Tax	—	(11,588)	(17)	—	(11,605)
Net Income (Loss)	67,148	120,810	22,913	(143,848)	67,023
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	(125)	—	(125)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$67,148	$120,810	$23,038	$(143,848)	$67,148
Net Income (Loss)	$67,148	$120,810	$22,913	$(143,848)	$67,023
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,139	—	(26,908)	—	(24,769)
Change in fair value of interest rate swap agreements	1,980	—	—	—	1,980
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(24,929)	(14,443)	—	39,372	—
Total Other Comprehensive (Loss) Income	(20,810)	(14,443)	(26,908)	39,372	(22,789)
Comprehensive Income (Loss)	46,338	106,367	(3,995)	(104,476)	44,234
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(2,104)	—	(2,104)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$46,338	$106,367	$(1,891)	$(104,476)	$46,338

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors		Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$1,714,897	$1,139,446		$—	$2,854,343
Intercompany	—	3,386	18,217		(21,603)	—
Total Revenues	—	1,718,283	1,157,663		(21,603)	2,854,343
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	149	1,183,560	795,577		—	1,979,286
Intercompany	—	18,217	3,386		(21,603)	—
Depreciation and amortization	134	225,760	155,425		—	381,319
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,179)	212	—	—	(967)
Total Operating Expenses	283	1,426,358	954,600		(21,603)	2,359,638
Operating (Loss) Income	(283)	291,925	203,063		—	494,705
Interest Expense (Income), Net	124,530	10,653	129,827		—	265,010
Other Expense (Income), Net	43,678	8,609	(18,538)		—	33,749
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(168,491)	272,663	91,774		—	195,946
Provision (Benefit) for Income Taxes	—	19,318	10,179		—	29,497
Gain on Sale of Real Estate, Net of Tax	—	—	(925)		—	(925)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(329,591)	(69,394)	—		398,985	—
Income (Loss) from Continuing Operations	161,100	322,739	82,520		(398,985)	167,374
(Loss) Income from Discontinued Operations	—	(1,635)	(1,786)		—	(3,421)
Net Income (Loss)	161,100	321,104	80,734		(398,985)	163,953
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	2,853		—	2,853
Net Income (Loss) Attributable to Iron Mountain Incorporated	$161,100	$321,104	$77,881		$(398,985)	$161,100
Net Income (Loss)	$161,100	$321,104	$80,734		$(398,985)	$163,953
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(12,359)	—	108,222		—	95,863
Equity in Other Comprehensive Income (Loss) of Subsidiaries	109,589	70,557	—		(180,146)	—
Total Other Comprehensive Income (Loss)	97,230	70,557	108,222		(180,146)	95,863
Comprehensive Income (Loss)	258,330	391,661	188,956		(579,131)	259,816
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,486		—	1,486
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$258,330	$391,661	$187,470		$(579,131)	$258,330

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental and service (excluding intercompany)	$—	$1,920,980	$1,243,292	$—	$3,164,272
Intercompany	—	3,613	13,126	(16,739)	—
Total Revenues	—	1,924,593	1,256,418	(16,739)	3,164,272
Operating Expenses:
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative	(348)	1,280,789	846,288	—	2,126,729
Intercompany	—	13,126	3,613	(16,739)	—
Depreciation and amortization	96	298,565	175,934	—	474,595
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,139)	423	—	(716)
Total Operating Expenses	(252)	1,591,341	1,026,258	(16,739)	2,600,608
Operating (Loss) Income	252	333,252	230,160	—	563,664
Interest Expense (Income), Net	150,218	4,538	148,818	—	303,574
Other Expense (Income), Net	2,049	11,927	(12,556)	—	1,420
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and (Gain) Loss on Sale of Real Estate	(152,015)	316,787	93,898	—	258,670
Provision (Benefit) for Income Taxes	—	14,084	27,789	—	41,873
Gain on Sale of Real Estate, Net of Tax	—	(1,348)	—	—	(1,348)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(357,248)	(63,539)	—	420,787	—
Income (Loss) from Continuing Operations	205,233	367,590	66,109	(420,787)	218,145
(Loss) Income from Discontinued Operations, Net of Tax	—	(12,283)	(144)	—	(12,427)
Net Income (Loss)	205,233	355,307	65,965	(420,787)	205,718
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	485	—	485
Net Income (Loss) Attributable to Iron Mountain Incorporated	$205,233	$355,307	$65,480	$(420,787)	$205,233
Net Income (Loss)	$205,233	$355,307	$65,965	$(420,787)	$205,718
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,761	—	(139,051)	—	(132,290)
Change in fair value of interest rate swap agreements	4,183	—	—	—	4,183
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(135,215)	(105,967)	—	241,182	—
Total Other Comprehensive Income (Loss)	(124,271)	(105,967)	(139,051)	241,182	(128,107)
Comprehensive Income (Loss)	80,962	249,340	(73,086)	(179,605)	77,611
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(3,351)	—	(3,351)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$80,962	$249,340	$(69,735)	$(179,605)	$80,962

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(139,843)	$512,521	$149,612	$—	$522,290
Cash Flows from Operating Activities—Discontinued Operations	—	(1,635)	(1,786)	—	(3,421)
Cash Flows from Operating Activities	(139,843)	510,886	147,826	—	518,869
Cash Flows from Investing Activities:
Capital expenditures	—	(175,912)	(67,834)	—	(243,746)
Cash paid for acquisitions, net of cash acquired	—	(95,137)	(98,991)	—	(194,128)
Intercompany loans to subsidiaries	192,808	(124,082)	—	(68,726)	—
Investment in subsidiaries	(16,170)	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(54,493)	(2,394)	—	(56,887)
Net proceeds from Divestments (see Note 10)	—	—	2,423	—	2,423
Proceeds from sales of property and equipment and other, net (including real estate)	—	12,947	(4,010)	—	8,937
Cash Flows from Investing Activities—Continuing Operations	176,638	(436,677)	(170,806)	(52,556)	(483,401)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	176,638	(436,677)	(170,806)	(52,556)	(483,401)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	(262,579)	(5,299,475)	(4,100,106)	—	(9,662,160)
Proceeds from revolving credit facilities, term loan facilities and other debt	224,660	5,386,028	4,256,072	—	9,866,760
Early retirement of senior notes	(1,031,554)	—	(162,328)	—	(1,193,882)
Net proceeds from sales of senior notes	1,320,183	—	—	—	1,320,183
Debit balances (payments) under cash pools	—	73,104	36,168	(109,272)	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	9,629	—	9,629
Intercompany loans from parent	—	(199,602)	130,876	68,726	—
Equity contribution from parent	—	—	16,170	(16,170)	—
Parent cash dividends	(292,980)	—	—	—	(292,980)
Net proceeds (payments) associated with employee stock-based awards	6,615	—	—	—	6,615
Payment of debt financing and stock issuance costs	(1,513)	(10,892)	(280)	—	(12,685)
Cash Flows from Financing Activities—Continuing Operations	(37,168)	(50,837)	186,201	(56,716)	41,480
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(37,168)	(50,837)	186,201	(56,716)	41,480
Effect of exchange rates on cash and cash equivalents	—	—	24,454	—	24,454
(Decrease) Increase in cash and cash equivalents	(373)	23,372	187,675	(109,272)	101,402
Cash and cash equivalents, beginning of period	2,405	23,380	210,699	—	236,484
Cash and cash equivalents, end of period	$2,032	$46,752	$398,374	$(109,272)	$337,886

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(208,384)	$644,164	$189,758	$—	$625,538
Cash Flows from Operating Activities—Discontinued Operations	—	(995)	—	—	(995)
Cash Flows from Operating Activities	(208,384)	643,169	189,758	—	624,543
Cash Flows from Investing Activities:
Capital expenditures	—	(224,123)	(105,830)	—	(329,953)
Cash paid for acquisitions, net of cash acquired	—	(1,332,235)	(378,776)	—	(1,711,011)
Intercompany loans to subsidiaries	629,918	(23,092)	—	(606,826)	—
Investment in subsidiaries	—	—	—	—	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(44,530)	(19,031)	—	(63,561)
Net proceeds from Divestments (see Note 10)	—	1,019	—	—	1,019
Proceeds from sales of property and equipment and other, net (including real estate)	—	283	430	—	713
Cash Flows from Investing Activities—Continuing Operations	629,918	(1,622,678)	(503,207)	(606,826)	(2,102,793)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	629,918	(1,622,678)	(503,207)	(606,826)	(2,102,793)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	—	(5,386,024)	(5,840,147)	—	(11,226,171)
Proceeds from revolving credit facilities, term loan facilities and other debt	—	6,455,964	5,981,053	—	12,437,017
Debit (payments) balances under cash pools	—	(832)	(389)	1,221	—
Debt financing from (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	(2,035)	—	(2,035)
Intercompany loans from parent	—	(663,459)	56,633	606,826	—
Parent cash dividends	(505,403)	—	—	—	(505,403)
Net (payments) proceeds associated with employee stock-based awards	(2,800)	—	—	—	(2,800)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(12,388)	(3,157)	—	(15,957)
Cash Flows from Financing Activities—Continuing Operations	(423,707)	393,261	191,958	608,047	769,559
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(423,707)	393,261	191,958	608,047	769,559
Effect of exchange rates on cash and cash equivalents	—	—	(19,332)	—	(19,332)
Increase (Decrease) in cash and cash equivalents	(2,173)	(586,248)	(140,823)	1,221	(728,023)
Cash and cash equivalents, beginning of period	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, end of period	$260	$48,069	$242,852	$(93,505)	$197,676

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

There have been no changes made to our reportable operating segments since December 31, 2017. All previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2017. The operations associated with acquisitions completed during the first nine months of 2018 (for which noteworthy acquisitions are described in Note 4) have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended September 30, 2017
Total Revenues	$513,567	$101,230	$128,082	$199,698	$8,249	$14,835	$965,661
Storage Rental	308,822	70,075	78,012	125,903	7,761	10,518	601,091
Service	204,745	31,155	50,070	73,795	488	4,317	364,570
Depreciation and Amortization	57,982	8,296	17,385	29,397	2,302	13,151	128,513
Depreciation	49,201	6,089	12,080	19,384	2,265	11,554	100,573
Amortization	8,781	2,207	5,305	10,013	37	1,597	27,940
Adjusted EBITDA	224,882	56,433	43,464	59,082	1,077	(61,914)	323,024
Expenditures for Segment Assets	61,016	7,386	5,088	46,097	60,037	83,197	262,821
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	33,860	7,386	4,573	19,607	5,509	7,604	78,539
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	—	—	25,784	54,528	75,593	155,905
Acquisitions of Customer Relationships and Customer Inducements	27,156	—	515	706	—	—	28,377
For the Three Months Ended September 30, 2018
Total Revenues	539,603	97,477	128,728	198,265	63,380	33,538	1,060,991
Storage Rental	306,633	67,779	79,492	124,920	60,039	18,110	656,973
Service	232,970	29,698	49,236	73,345	3,341	15,428	404,018
Depreciation and Amortization	59,869	9,472	14,515	31,288	27,965	14,688	157,797
Depreciation	46,756	7,277	10,134	19,134	16,431	13,258	112,990
Amortization	13,113	2,195	4,381	12,154	11,534	1,430	44,807
Adjusted EBITDA	248,600	53,484	40,770	60,153	27,299	(66,517)	363,789
Expenditures for Segment Assets	53,665	5,033	3,595	48,509	42,585	29,435	182,822
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	31,373	5,033	1,372	21,108	41,896	11,570	112,352
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	—	—	—	26,277	—	17,865	44,142
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	22,292	—	2,223	1,124	689	—	26,328

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Nine Months Ended September 30, 2017
Total Revenues	$1,530,761	$301,741	$370,020	$581,344	$24,832	$45,645	$2,854,343
Storage Rental	912,173	207,634	224,114	364,835	23,550	31,303	1,763,609
Service	618,588	94,107	145,906	216,509	1,282	14,342	1,090,734
Depreciation and Amortization	177,145	24,819	47,806	87,276	5,321	38,952	381,319
Depreciation	151,272	18,243	35,334	59,207	5,156	33,268	302,480
Amortization	25,873	6,576	12,472	28,069	165	5,684	78,839
Adjusted EBITDA	655,180	167,151	114,134	170,595	8,574	(181,982)	933,652
Total Assets (1)	5,034,140	839,425	994,453	2,320,002	365,659	706,327	10,260,006
Expenditures for Segment Assets	165,544	22,466	12,192	107,801	77,729	109,029	494,761
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	106,673	22,466	11,194	48,776	23,201	31,436	243,746
Cash (Received) Paid for Acquisitions, Net of Cash Acquired	4,379	—	—	57,628	54,528	77,593	194,128
Acquisitions of Customer Relationships and Customer Inducements	54,492	—	998	1,397	—	—	56,887
As of and for the Nine Months Ended September 30, 2018
Total Revenues	1,605,526	297,472	401,815	610,987	164,878	83,594	3,164,272
Storage Rental	917,347	205,833	245,883	386,278	157,479	50,741	1,963,561
Service	688,179	91,639	155,932	224,709	7,399	32,853	1,200,711
Depreciation and Amortization	183,591	29,114	49,985	93,111	72,736	46,058	474,595
Depreciation	144,146	22,517	34,997	56,113	40,931	39,219	337,923
Amortization	39,445	6,597	14,988	36,998	31,805	6,839	136,672
Adjusted EBITDA	719,199	162,616	131,265	181,417	72,990	(191,229)	1,076,258
Total Assets (1)	4,961,149	823,868	1,120,215	2,312,580	2,159,955	428,202	11,805,969
Expenditures for Segment Assets	138,210	15,529	38,978	110,612	1,745,770	55,426	2,104,525
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	86,365	15,529	32,859	59,827	98,169	37,204	329,953
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	1,551	—	—	45,673	1,645,922	17,865	1,711,011
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	50,294	—	6,119	5,112	1,679	357	63,561
________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

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
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Adjusted EBITDA	$323,024	$363,789	$933,652	$1,076,258
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	638	(1,348)	(925)	(1,348)
Provision (Benefit) for Income Taxes	2,268	14,300	29,497	41,873
Other Expense (Income), Net	59,479	325	33,749	1,420
Interest Expense, Net	88,989	103,841	265,010	303,574
(Gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(292)	960	(967)	(716)
Depreciation and Amortization	128,513	157,797	381,319	474,595
Significant Acquisition Costs(1)	18,047	9,286	58,595	38,715
Income (Loss) from Continuing Operations	$25,382	$78,628	$167,374	$218,145
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
In fiscal year 2017 and in the first nine months of 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 15, 2017	$0.5500	March 15, 2017	$145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
February 14, 2018	0.5875	March 15, 2018	167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
At The Market (ATM) Equity Program
As described in greater detail in Note 13 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the three months ended September 30, 2018. During the nine months ended September 30, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8,800, generating net proceeds of $8,716, after deducting commissions of $90. As of September 30, 2018 the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Divestments

a. Recall Divestments
The table below summarizes certain results of operations of the Recall Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) included in discontinued operations for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2017	2018	2017	2018
(Loss) Income from Discontinued Operations Before (Benefit) Provision for Income Taxes	$(1,678)	$(11,601)	$(5,156)	$(12,574)
(Benefit) Provision for Income Taxes	(620)	4	(1,735)	(147)
(Loss) Income from Discontinued Operations, Net of Tax	$(1,058)	$(11,605)	$(3,421)	$(12,427)
The loss from discontinued operations during the three and nine months ended September 30, 2018 primarily relates to losses incurred due to the resolution of the post-closing adjustments to the Access Contingent Consideration (as defined below) in connection with our agreement with Access CIG (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) discussed below.
On May 4, 2016, we completed the Access Sale (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report) to Access CIG for total consideration of approximately $80,000. Of the total consideration, we received $55,000 in cash proceeds at closing and were entitled to receive up to $25,000 of additional cash proceeds (the “Access Contingent Consideration”). The Access Contingent Consideration was subject to adjustments subsequent to the closing of the Access Sale. We are also subject to potential indemnity obligations as part of the Access Sale.

We have recorded a non-trade receivable related to the Access Contingent Consideration within Prepaid expenses and other in our Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018 based upon our estimate of the realizable value of the Access Contingent Consideration. We have settled the Access Contingent Consideration with Access CIG, as well as those indemnification claims Access CIG previously raised in connection with the Access Sale. Changes to the realizable value of the Access Contingent Consideration were recorded to our Condensed Consolidated Statement of Operations as a component of discontinued operations.
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
We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

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
We account for the OSG Investment as an equity method investment. As of December 31, 2017 and September 30, 2018, the fair value of the OSG Investment is $17,539 and $17,514, respectively and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.
c. IMFS Divestment
On September 28, 2018, Iron Mountain Fulfillment Services, Inc. ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3,000 (the "IMFS Divestment"). We have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018. The fair value of the consideration received as a result of the IMFS Divestment approximated the carrying value of IMFS and, therefore, during the third quarter of 2018, we recorded an insignificant loss in connection with the IMFS Divestment to Other expense (income), net.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cost of sales (excluding depreciation and amortization)	$3,059	$2,892	$16,019	$5,015
Selling, general and administrative expenses	14,988	6,394	42,576	33,700
Total Significant Acquisition Costs	$18,047	$9,286	$58,595	$38,715

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
North American Records and Information Management Business	$2,540	$950	$16,165	$4,551
North American Data Management Business	301	83	1,984	434
Western European Business	2,586	1,806	7,933	5,385
Other International Business	2,570	2,001	6,158	3,434
Global Data Center Business	—	232	—	11,572
Corporate and Other Business	10,050	4,214	26,355	13,339
Total Significant Acquisition Costs	$18,047	$9,286	$58,595	$38,715
A rollforward of accrued liabilities related to Significant Acquisition Costs on our Condensed Consolidated Balance Sheets as of December 31, 2017 to September 30, 2018 is as follows:

Accrual for Significant Acquisition Costs
Balance at December 31, 2017	$12,622
Amounts accrued	3,058
Change in estimates(1)	(64)
Payments	(10,843)
Currency translation adjustments	(64)
Balance at September 30, 2018(2)	$4,709
_______________________________________________________________________________

(1)	Includes adjustments made to amounts accrued in a prior period.

(2)
Accrued liabilities related to Significant Acquisition Costs as of September 30, 2018 presented in the table above generally related to employee severance costs and onerous lease liabilities associated with the Recall Transaction. We expect that the majority of these liabilities will be paid in 2018. Additional Significant Acquisition Costs recorded in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 have either been settled in cash during such periods or are included in our Condensed Consolidated Balance Sheet as of September 30, 2018 as a component of accounts payable.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2018, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 16, 2018 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2018 consolidated internal storage rental revenue growth rate, consolidated internal total revenue growth rate and capital expenditures, (4) statements made in relation (i) to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") and (ii) our acquisition of IO Data Centers, LLC ("IODC"), including the total acquisition expenditures related to Recall and IODC and the cost to integrate Recall into our existing operations, (5) statements regarding our expectation to reduce our leverage ratio, (6) our ability to close pending acquisitions, (7) expectations regarding the impact of the recent United States tax reform legislation on our consolidated results of operations and (8) expectations regarding the impact of the adoption of ASU 2014-09 (as defined below) on our Adjusted EBITDA (as defined below) for the year ending December 31, 2018. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2018 within each section. Trends and changes that are consistent with the three and nine month periods are not repeated and are discussed on a year to date basis only.
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is described in greater detail in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. As a result, the comparative Condensed Consolidated Balance Sheet as of December 31, 2017, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 have not been restated to reflect the adoption of ASU 2014-09.
As a result of the adoption of ASU 2014-09, Adjusted EBITDA for the three and nine months ended September 30, 2018 increased by approximately $6.9 million and $18.9 million, respectively, compared to the prior year periods. The adoption of ASU 2014-09 did not have a material impact on Adjusted EPS, FFO (Nareit) or FFO (Normalized) (each as defined below) for the three and nine months ended September 30, 2018 compared to the prior year periods. The revenues for the three and nine months ended September 30, 2018 reflect a net $4.3 million and $10.9 million, respectively, reclassification of certain components of storage rental revenues to service revenues associated with the adoption of ASU 2014-09. We expect our Adjusted EBITDA for the year ending December 31, 2018 to increase by approximately $20.0 million to $25.0 million as a result of the adoption of ASU 2014-09.
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

Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $395.0 million, the majority of which is expected to be incurred by the end of 2018. This amount consists of operating expenditures associated with (1) the Recall Transaction, including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 14 to Notes to Consolidated Financial Statements included in our Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT conversion and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs"). From January 1, 2015 through September 30, 2018, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $366.7 million, including $302.6 million of Significant Acquisition Costs and $64.1 million of capital expenditures.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on Significant Acquisition Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.
Divestments
a. Russia and Ukraine Divestment
On May 30, 2017, as disclosed in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, Iron Mountain EES Holdings Ltd. ("IM EES"), a consolidated subsidiary of ours, sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”) in a stock transaction in exchange for a 25% equity interest in OSG (the “Russia and Ukraine Divestment”). As described in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the Russia and Ukraine Divestment did not meet the criteria to be reported as discontinued operations in our consolidated financial statements. The Russia and Ukraine Divestment represented approximately $8.6 million of total revenues and approximately $0.9 million of total income from continuing operations for the nine months ended September 30, 2017.
b. IMFS Divestment

On September 28, 2018, as disclosed in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, Iron Mountain Fulfillment Services, Inc. ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3.0 million (the "IMFS Divestment"). As described in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements. Our IMFS business represented approximately $5.5 million and $16.6 million of total revenues and approximately $0.3 million and $1.1 million of total income from continuing operations for the three and nine months ended September 30, 2017, respectively. Our IMFS business represented approximately $6.1 million and $20.2 million of total revenues and approximately $(0.4) million and $0.8 million of total income (loss) from continuing operations for the three and nine months ended September 30, 2018, respectively. Revenues for the three and nine months ended September 30, 2018 reflect the impact of the adoption of ASU 2014-09 while revenues for the three and nine months ended September 30, 2017 do not.

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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018
Australian dollar	$0.790	$0.731	(7.5)%
Brazilian real	$0.316	$0.254	(19.6)%
British pound sterling	$1.309	$1.303	(0.5)%
Canadian dollar	$0.798	$0.765	(4.1)%
Euro	$1.175	$1.163	(1.0)%

	Average Exchange Rates for the Nine Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018
Australian dollar	$0.766	$0.758	(1.0)%
Brazilian real	$0.315	$0.280	(11.1)%
British pound sterling	$1.275	$1.352	6.0%
Canadian dollar	$0.766	$0.777	1.4%
Euro	$1.113	$1.195	7.4%

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Income (Loss) from Continuing Operations	$25,382	$78,628	$167,374	$218,145
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	638	(1,348)	(925)	(1,348)
Provision (Benefit) for Income Taxes	2,268	14,300	29,497	41,873
Other Expense (Income), Net	59,479	325	33,749	1,420
Interest Expense, Net	88,989	103,841	265,010	303,574
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(292)	960	(967)	(716)
Depreciation and Amortization	128,513	157,797	381,319	474,595
Significant Acquisition Costs	18,047	9,286	58,595	38,715
Adjusted EBITDA	$323,024	$363,789	$933,652	$1,076,258
_______________________________________________________________________________

(1)	Tax expense associated with the gain on sale of real estate for the three and nine months ended September 30, 2017 was $0.6 million.

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
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.10	$0.27	$0.62	$0.76
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	—
Gain on Sale of Real Estate, Net of Tax	—	—	—	—
Other Expense (Income), Net	0.22	—	0.13	—
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	—	—	—	—
Significant Acquisition Costs	0.07	0.03	0.22	0.14
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.08)	(0.02)	(0.12)	(0.06)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.31	$0.28	$0.85	$0.83
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the three and nine months ended September 30, 2017 and 2018, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2017 and 2018 was 21.5% and 20.3%, respectively.

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
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net Income (Loss)	$24,324	$67,023	$163,953	$205,718
Add/(Deduct):
Real Estate Depreciation(1)	64,533	75,432	193,402	221,822
Gain on Sale of Real Estate, Net of Tax	638	(1,348)	(925)	(1,348)
FFO (Nareit)	89,495	141,107	356,430	426,192
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	(292)	960	(967)	(716)
Other Expense (Income), Net(2)	59,479	325	33,749	1,420
Significant Acquisition Costs	18,047	9,286	58,595	38,715
Tax Impact of Reconciling Items and Discrete Tax Items(3)	(20,419)	(6,386)	(32,277)	(18,490)
Loss (Income) from Discontinued Operations, Net of Tax(4)	1,058	11,605	3,421	12,427
FFO (Normalized)	$147,368	$156,897	$418,951	$459,548
_______________________________________________________________________________

(1)	Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking).

(2)
Includes foreign currency transaction losses (gains), net of $11.9 million and $27.9 million in the three and nine months ended September 30, 2017, respectively, and $0.7 million and $3.8 million in the three and nine months ended September 30, 2018, respectively. See Note 2.i. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(3)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(18.4) million and $(26.5) million for the three and nine months ended September 30, 2017, respectively, and $(4.0) million and $(14.6) million for the three and nine months ended September 30, 2018, respectively.

(4)
Net of tax benefit of $0.6 million and $1.7 million for the three and nine months ended September 30, 2017, respectively. Net of tax benefit of $0.0 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

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

Results of Operations
Comparison of three and nine months ended September 30, 2018 to three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$965,661	$1,060,991	$95,330	9.9%
Operating Expenses	788,905	865,245	76,340	9.7%
Operating Income	176,756	195,746	18,990	10.7%
Other Expenses, Net	151,374	117,118	(34,256)	(22.6)%
Income from Continuing Operations	25,382	78,628	53,246	209.8%
(Loss) Income from Discontinued Operations, Net of Tax	(1,058)	(11,605)	(10,547)	996.9%
Net Income	24,324	67,023	42,699	175.5%
Net (Loss) Income Attributable to Noncontrolling Interests	(21)	(125)	(104)	495.2%
Net Income Attributable to Iron Mountain Incorporated	$24,345	$67,148	$42,803	175.8%
Adjusted EBITDA(1)	$323,024	$363,789	$40,765	12.6%
Adjusted EBITDA Margin(1)	33.5%	34.3%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$2,854,343	$3,164,272	$309,929	10.9%
Operating Expenses	2,359,638	2,600,608	240,970	10.2%
Operating Income	494,705	563,664	68,959	13.9%
Other Expenses, Net	327,331	345,519	18,188	5.6%
Income from Continuing Operations	167,374	218,145	50,771	30.3%
(Loss) Income from Discontinued Operations, Net of Tax	(3,421)	(12,427)	(9,006)	263.3%
Net Income	163,953	205,718	41,765	25.5%
Net Income Attributable to Noncontrolling Interests	2,853	485	(2,368)	(83.0)%
Net Income Attributable to Iron Mountain Incorporated	$161,100	$205,233	$44,133	27.4%
Adjusted EBITDA(1)	$933,652	$1,076,258	$142,606	15.3%
Adjusted EBITDA Margin(1)	32.7%	34.0%
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

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$601,091	$656,973	$55,882	9.3%	11.7%	2.3%
Service	364,570	404,018	39,448	10.8%	13.6%	7.1%
Total Revenues	$965,661	$1,060,991	$95,330	9.9%	12.4%	4.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$1,763,609	$1,963,561	$199,952	11.3%	10.8%	2.6%
Service	1,090,734	1,200,711	109,977	10.1%	9.6%	5.2%
Total Revenues	$2,854,343	$3,164,272	$309,929	10.9%	10.4%	3.6%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2017 results at the 2018 average exchange rates.

(2)
Our internal revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures, foreign currency exchange rate fluctuations and the impact of the adoption of ASU 2014-09. Our internal revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and nine months ended September 30, 2018, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures and consolidated internal storage rental revenue growth and, in the nine months ended September 30, 2018, also by favorable fluctuations in foreign currency exchange rates. The impact of acquisitions/divestitures, net of the impact of the adoption of ASU 2014-09, contributed 8.2% to the reported storage rental revenue growth rates for the nine months ended September 30, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Internal storage rental revenue growth of 2.6% in the nine months ended September 30, 2018 compared to the prior year period was driven by internal storage rental revenue growth of 2.0% in our North American Records and Information Management Business segment, including results from our revenue management programs, as well as internal storage rental revenue growth of 1.7% and 5.8% in our Western European Business and Other International Business segments, respectively, primarily caused by volume increases and, to a lesser extent, by revenue management programs in our Western European Business segment. Internal storage rental revenue growth in our North American Data Management Business was negative 0.1% for the nine months ended September 30, 2018, primarily due to lower storage volume. Excluding the impact of acquisitions/divestitures, global records management net volumes as of September 30, 2018 decreased by 0.1% over the ending volume as of September 30, 2017. Including the impact of acquisitions/divestitures, global records management net volumes as of September 30, 2018 increased by 1.3% over the ending volume at September 30, 2017, supported by net volume increases of 0.4% and 9.0% in our Western European Business and Other International Business segments, respectively, partially offset by a net volume decrease of 1.6% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations increased our reported storage rental revenue growth rate for the nine months ended September 30, 2018 by 0.5%, compared to the prior year period.

Service Revenues

In the three and nine months ended September 30, 2018, the increase in reported consolidated service revenues was driven by internal service revenue growth and the favorable impact of acquisitions/divestitures and, in the nine months ended September 30, 2018, also by favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 4.4% to the reported service revenue growth rates for the nine months ended September 30, 2018, compared to the prior year period. Internal service revenue growth of 5.2% for the nine months ended September 30, 2018, compared to the prior year period was primarily driven by increased secured shredding revenues and increased project activity in our North American Records and Information Management Business segment and project activity in our Other International Business and Western European Business segments, partially offset by continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature. Foreign currency exchange rate fluctuations increased our reported service revenue growth rate for the nine months ended September 30, 2018 by 0.5%, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $95.3 million, or 9.9%, to $1,061.0 million and $309.9 million, or 10.9%, to $3,164.3 million for the three and nine months ended September 30, 2018, respectively, from $965.7 million and $2,854.3 million for the three and nine months ended September 30, 2017, respectively. The net impact of acquisitions/divestitures contributed 6.8% to the reported consolidated revenue growth rate for the nine months ended September 30, 2018 compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment. Consolidated internal revenue growth was 3.6% in the nine months ended September 30, 2018 compared to the prior year period. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the nine months ended September 30, 2018 by 0.5%, compared to the prior year period.

Internal Growth—Eight-Quarter Trend

	2016	2017				2018
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	2.9%	3.0%	4.8%	3.5%	4.2%	3.7%	1.9%	2.3%
Service Revenue	(0.9)%	0.6%	(1.1)%	(0.2)%	(0.1)%	1.4%	7.6%	7.1%
Total Revenue	1.4%	2.0%	2.5%	2.0%	2.5%	2.8%	4.1%	4.1%

We expect our consolidated internal storage rental revenue growth rate for 2018 to be approximately 2.5% to 2.75% and our consolidated internal total revenue growth rate to be approximately 3.5% to 3.75%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 1.9% and 4.8%. In the second quarter of 2017, consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, from a $4.2 million customer termination fee in our Global Data Center Business segment. Conversely, consolidated internal storage rental revenue growth and consolidated total internal revenue growth for the second quarter of 2018 were negatively impacted by the 0.8% and 0.5%, respectively, related to this termination fee. Our internal storage rental revenue growth rates have been relatively stable over the past two fiscal years, as internal storage rental revenue growth for full year 2016 and 2017 was 2.3% and 3.9%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. In North America, internal storage rental revenue growth in 2017 resulted primarily from revenue management programs in our North American Records and Information Management Business segment as well as internal storage rental revenue growth in our North American Data Management Business segment, although North America volume was flat in 2017 due to us receiving fewer documents from customers. For the first nine months of 2018, we experienced modest volume declines in our North American Records and Information Management Business and North American Data Management Business segments, with internal revenue growth coming primarily from revenue management programs in these segments and volume growth, although at a slower rate than prior quarters, in our Western European Business and Other International Business segments. We expect these trends to continue for the remainder of 2018 and into the next few years.

Our internal service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. Additionally, the internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. The recent increase in internal service revenue growth of 7.6% and 7.1% in the second and third quarters of 2018, respectively, reflects strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and customer acquisitions in recent quarters.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
Labor	$191,639	$199,892	$8,253	4.3%	7.4%	19.8%	18.8%	(1.0)%
Facilities	150,048	161,634	11,586	7.7%	10.3%	15.5%	15.2%	(0.3)%
Transportation	35,522	40,573	5,051	14.2%	17.2%	3.7%	3.8%	0.1%
Product Cost of Sales and Other	38,059	43,027	4,968	13.1%	16.8%	3.9%	4.1%	0.2%
Significant Acquisition Costs	3,059	2,892	(167)	(5.5)%	(3.6)%	0.3%	0.3%	—%
Total Cost of Sales	$418,327	$448,018	$29,691	7.1%	10.0%	43.3%	42.2%	(1.1)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
Labor	$588,526	$615,898	$27,372	4.7%	4.3%	20.6%	19.5%	(1.1)%
Facilities	435,363	486,196	50,833	11.7%	11.2%	15.3%	15.4%	0.1%
Transportation	106,402	118,930	12,528	11.8%	11.6%	3.7%	3.8%	0.1%
Product Cost of Sales and Other	113,008	122,164	9,156	8.1%	7.9%	4.0%	3.9%	(0.1)%
Significant Acquisition Costs	16,019	5,015	(11,004)	(68.7)%	(69.2)%	0.6%	0.2%	(0.4)%
Total Cost of Sales	$1,259,318	$1,348,203	$88,885	7.1%	6.7%	44.1%	42.6%	(1.5)%

Labor
Labor expenses decreased to 19.5% of consolidated revenues in the nine months ended September 30, 2018 compared to 20.6% in the nine months ended September 30, 2017. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by an approximately 110 basis point decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to synergies associated with our acquisition of Recall and cost management initiatives. On a constant dollar basis, labor expenses for the nine months ended September 30, 2018 increased by $25.6 million, or 4.3%, compared to the prior year period, primarily driven by recent acquisitions.
Facilities
Facilities expenses increased to 15.4% of consolidated revenues in the nine months ended September 30, 2018 compared to 15.3% in the nine months ended September 30, 2017. The 10 basis point increase in facilities expenses as a percentage of consolidated revenues was driven by a 115 basis point increase in facilities expenses in our Global Data Center Business segment, primarily driven by an increase in utility costs supporting power generation as a result of recent acquisitions, partially offset by a 85 basis point decrease in facilities expenses in our North American Records and Information Management Business segment partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, facilities expenses for the nine months ended September 30, 2018 increased by $49.1 million, or 11.2%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.

Transportation
Transportation expenses increased to 3.8% of consolidated revenues in the nine months ended September 30, 2018 compared to 3.7% in the nine months ended September 30, 2017. The increase in transportation expenses as a percentage of consolidated revenues was driven by higher fuel costs and the impact of our adoption of ASU 2014-09, offset by a decrease in lease and vehicle maintenance expense. On a constant dollar basis, transportation expenses for the nine months ended September 30, 2018 increased by $12.3 million, or 11.6%, compared to the prior year period, primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Corporate and Other Business segment, fuel costs and the impact of our adoption of ASU 2014-09.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 3.9% of consolidated revenues for the nine months ended September 30, 2018 compared to 4.0% in the nine months ended September 30, 2017. The decrease in product cost of sales and other as a percentage of revenue was driven by costs associated with project activity growing at a lower rate than revenue, primarily in our North American Records and Information Management Business segment. On a constant dollar basis, product cost of sales and other increased by $8.9 million, or 7.9%, compared to the prior year period, primarily driven by special project costs, in part due to acquisitions in our Global Data Center Business segment.
Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $16.0 million and $5.0 million in the nine months ended September 30, 2017 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
General and Administrative	$127,685	$146,997	$19,312	15.1%	17.6%	13.2%	13.9%	0.7%
Sales, Marketing & Account Management	61,859	59,031	(2,828)	(4.6)%	(3.0)%	6.4%	5.6%	(0.8)%
Information Technology	34,001	39,588	5,587	16.4%	17.9%	3.5%	3.7%	0.2%
Bad Debt Expense	3,824	6,460	2,636	68.9%	73.1%	0.4%	0.6%	0.2%
Significant Acquisition Costs	14,988	6,394	(8,594)	(57.3)%	(56.8)%	1.6%	0.6%	(1.0)%
Total Selling, General and Administrative Expenses	$242,357	$258,470	$16,113	6.6%	8.6%	25.1%	24.4%	(0.7)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2017	2018				2017	2018
General and Administrative	$388,598	$418,872	$30,274	7.8%	7.4%	13.6%	13.2%	(0.4)%
Sales, Marketing & Account Management	186,879	191,441	4,562	2.4%	1.7%	6.5%	6.1%	(0.4)%
Information Technology	96,110	116,340	20,230	21.0%	20.5%	3.4%	3.7%	0.3%
Bad Debt Expense	5,805	18,173	12,368	213.1%	217.8%	0.2%	0.6%	0.4%
Significant Acquisition Costs	42,576	33,700	(8,876)	(20.8)%	(21.2)%	1.5%	1.1%	(0.4)%
Total Selling, General and Administrative Expenses	$719,968	$778,526	$58,558	8.1%	7.6%	25.2%	24.6%	(0.6)%
General and Administrative
General and administrative expenses increased to 13.9% of consolidated revenues in the three months ended September 30, 2018 compared to 13.2% in the three months ended September 30, 2017. The increase in general and administrative expenses as a percentage of consolidated revenues was driven mainly by acquisitions in our Global Data Center Business segment and higher professional fees, primarily in our Corporate and Other Business segment. On a constant dollar basis, general and administrative expenses for the three months ended September 30, 2018 increased by $22.0 million, or 17.6%, compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment and increased professional fees.
General and administrative expenses decreased to 13.2% of consolidated revenues in the nine months ended September 30, 2018 compared to 13.6% in the nine months ended September 30, 2017. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, partially attributable to synergies associated with our acquisition of Recall, as well as lower professional fees. On a constant dollar basis, general and administrative expenses for the nine months ended September 30, 2018 increased by $28.8 million, or 7.4%, compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment.

Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.1% of consolidated revenues in the nine months ended September 30, 2018 compared to 6.5% in the nine months ended September 30, 2017. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to the impact of our adoption of ASU 2014-09 related to capitalization of commissions and lower professional fees. On a constant dollar basis, sales, marketing and account management expenses for the nine months ended September 30, 2018 increased by $3.2 million, or 1.7%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.
Information Technology
Information technology expenses increased to 3.7% of consolidated revenues in the nine months ended September 30, 2018 compared to 3.4% in the nine months ended September 30, 2017. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees. On a constant dollar basis, information technology expenses for the nine months ended September 30, 2018 increased by $19.8 million, or 20.5%, compared to the prior year period, primarily driven by an increase in professional fees.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the nine months ended September 30, 2018 increased by $12.5 million on a constant dollar basis compared to the prior year period, primarily driven by higher bad debt expense associated with our North American Records and Information Management Business and Western European Business segments.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $42.6 million and $33.7 million in the nine months ended September 30, 2017 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
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
Depreciation expense increased $35.4 million, or 11.7%, on a reported dollar basis for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to recent acquisitions in our Global Data Center Business segment. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $57.8 million, or 73.4%, on a reported dollar basis for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to recent acquisitions in our Global Data Center Business segment and, to a lesser extent, the adoption of ASU 2014-09.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $38.6 million, or 14.6%, to $303.6 million in the nine months ended September 30, 2018 from $265.0 million in the nine months ended September 30, 2017. This increase was a result of higher borrowings during the current year period compared to the prior year period primarily associated with acquisitions in our Global Data Center Business segment. Our weighted average interest rate was 4.8% and 5.0% at September 30, 2018 and 2017, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2017	2018		2017	2018
Foreign currency transaction losses (gains), net	$11,865	$664	$(11,201)	$27,900	$3,825	$(24,075)
Debt extinguishment expense	48,298	—	(48,298)	48,298	—	(48,298)
Other, net	(684)	(339)	345	(42,449)	(2,405)	40,044
	$59,479	$325	$(59,154)	$33,749	$1,420	$(32,329)
Foreign Currency Transaction Losses (Gains)
We recorded net foreign currency transaction losses of $3.8 million in the nine months ended September 30, 2018, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Australian dollar, Brazilian real and the Turkish lira against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the British pound sterling and Canadian dollar against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below).
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
Debt Extinguishment Expense
We recorded a charge of $48.3 million in the three and nine months ended September 30, 2017, primarily related to the early extinguishment of (i) the 6% Senior Notes due 2020 and (ii) the 6 1/8% CAD Senior Notes due 2021, consisting of the write-off of unamortized deferred financing costs and call premiums.
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

Our effective tax rates for the three and nine months ended September 30, 2017 were 8.0% and 15.1%, respectively. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the three months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $18.5 million as a result of the merger of certain of our foreign subsidiaries. The primary reconciling items between the then current federal statutory tax rate of 35.0% and our overall effective tax rate for the nine months ended September 30, 2017 were the benefit derived from the dividends paid deduction, differences in the rates of tax at which our foreign earnings are subject and a release of valuation allowances on certain of our foreign net operating losses of $26.0 million as a result of the merger of certain of our foreign subsidiaries. Our effective tax rates for the three and nine months ended September 30, 2018 were 15.6% and 16.2%, respectively. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended September 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the nine months ended September 30, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter (as disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report), and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.
Tax Reform
On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amended the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The components of the Tax Reform Legislation are described in detail in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35.0% to 21.0% for taxable years beginning after December 31, 2017.
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
We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160.0 million (the “Undistributed E&P”). We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). Accordingly, included in our REIT taxable income for 2017 was approximately $70.9 million related to the deemed repatriation of Undistributed E&P. This final determination will not affect our shareholder dividend reporting for 2017.
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

The Internal Revenue Service recently issued guidance clarifying that GILTI included in a REIT's taxable income is qualifying income for purposes of the 95% REIT gross income test that we are required to satisfy. We do not expect the GILTI provision will impact our provision for income taxes. However, the GILTI provision may impact the amount and characterization of dividends that we expect to pay in future taxable years.
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
The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as a “real property trade or business”. As a REIT, Iron Mountain Incorporated ("IMI"), including all of our QRSs, will be making an election to be treated as a "real property trade or business", beginning in our taxable year ending December 31, 2018. As such, the interest deduction limitation will not apply to IMI or our QRSs; however, IMI will be required to utilize the alternative depreciation system for its real property. This election will not have a material impact on our consolidated financial statements. We do not believe our TRSs are eligible for treatment as a "real property trade or business".
INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$25,382	$78,628	$53,246	209.8%
Income from Continuing Operations as a percentage of Consolidated Revenue	2.6%	7.4%
Adjusted EBITDA	$323,024	$363,789	$40,765	12.6%
Adjusted EBITDA Margin	33.5%	34.3%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$167,374	$218,145	$50,771	30.3%
Income from Continuing Operations as a percentage of Consolidated Revenue	5.9%	6.9%
Adjusted EBITDA	$933,652	$1,076,258	$142,606	15.3%
Adjusted EBITDA Margin	32.7%	34.0%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $3.4 million and $12.4 million for the nine months ended September 30, 2017 and 2018, respectively, primarily related to the results of operations of the Recall Divestments. See our discussion in Note 10 to Notes to Condensed Consolidated Financial Statements in this Quarterly Report for additional information.
NONCONTROLLING INTERESTS
For the nine months ended September 30, 2017 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $2.9 million and $0.5 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$308,822	$306,633	$(2,189)	(0.7)%	(0.3)%	1.2%
Service	204,745	232,970	28,225	13.8%	14.4%	10.9%
Segment Revenue	$513,567	$539,603	$26,036	5.1%	5.5%	5.1%
Segment Adjusted EBITDA(1)	$224,882	$248,600	$23,718
Segment Adjusted EBITDA Margin(2)	43.8%	46.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$912,173	$917,347	$5,174	0.6%	0.4%	2.0%
Service	618,588	688,179	69,591	11.2%	11.0%	7.6%
Segment Revenue	$1,530,761	$1,605,526	$74,765	4.9%	4.7%	4.3%
Segment Adjusted EBITDA(1)	$655,180	$719,199	$64,019
Segment Adjusted EBITDA Margin(2)	42.8%	44.8%
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

For the nine months ended September 30, 2018, reported revenue in our North American Records and Information Management Business segment increased 4.9%, compared to the nine months ended September 30, 2017, due to internal revenue growth, the favorable net impact of acquisitions and the adoption of ASU 2014-09, as well as fluctuations in foreign currency exchange rates. Internal revenue growth of 4.3% was primarily the result of internal storage rental revenue growth of 2.0%, driven by revenue management programs, partially offset by volume decreases, and internal service revenue growth of 7.6% was driven by growth in secure shredding revenues and increased project activity. The net impact of acquisitions and the adoption of ASU 2014-09 contributed 0.4% to the reported revenue growth rates in our North American Records and Information Management Business segment for the nine months ended September 30, 2018, compared to the prior year period. Adjusted EBITDA margin increased 200 basis points during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to synergies associated with our acquisition of Recall, cost management initiatives and the capitalization of certain commissions as a result of our adoption of ASU 2014-09.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$70,075	$67,779	$(2,296)	(3.3)%	(3.0)%	(2.1)%
Service	31,155	29,698	(1,457)	(4.7)%	(4.3)%	(6.3)%
Segment Revenue	$101,230	$97,477	$(3,753)	(3.7)%	(3.4)%	(3.4)%
Segment Adjusted EBITDA(1)	$56,433	$53,484	$(2,949)
Segment Adjusted EBITDA Margin(2)	55.7%	54.9%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$207,634	$205,833	$(1,801)	(0.9)%	(1.0)%	(0.1)%
Service	94,107	91,639	(2,468)	(2.6)%	(2.7)%	(4.6)%
Segment Revenue	$301,741	$297,472	$(4,269)	(1.4)%	(1.5)%	(1.5)%
Segment Adjusted EBITDA(1)	$167,151	$162,616	$(4,535)
Segment Adjusted EBITDA Margin(2)	55.4%	54.7%
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

For the nine months ended September 30, 2018, reported revenue in our North American Data Management Business segment decreased 1.4%, compared to the nine months ended September 30, 2017, primarily due to negative internal revenue growth partially offset by favorable fluctuations in foreign currency exchange rates. The negative internal revenue growth of 1.5% is primarily attributable to a decline in internal service revenue growth of 4.6% due to continued declines in service revenue activity levels as the business becomes more archival in nature, as well as a decline in internal storage rental revenue of 0.1%, primarily attributable to volume decreases partially offset by the impact of revenue management programs. Adjusted EBITDA margin decreased 70 basis points during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily associated with investments in product management and development.

Western European Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$78,012	$79,492	$1,480	1.9%	2.7%	1.4%
Service	50,070	49,236	(834)	(1.7)%	(0.4)%	0.2%
Segment Revenue	$128,082	$128,728	$646	0.5%	1.5%	0.9%
Segment Adjusted EBITDA(1)	$43,464	$40,770	$(2,694)
Segment Adjusted EBITDA Margin(2)	33.9%	31.7%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$224,114	$245,883	$21,769	9.7%	3.2%	1.7%
Service	145,906	155,932	10,026	6.9%	0.6%	1.4%
Segment Revenue	$370,020	$401,815	$31,795	8.6%	2.2%	1.6%
Segment Adjusted EBITDA(1)	$114,134	$131,265	$17,131
Segment Adjusted EBITDA Margin(2)	30.8%	32.7%
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

For the nine months ended September 30, 2018, reported revenue in our Western European Business segment increased 8.6%, compared to the nine months ended September 30, 2017, due to favorable fluctuations in foreign currency exchange rates and internal revenue growth. Internal revenue growth was 1.6%, primarily attributable to internal storage rental revenue growth of 1.7%, primarily associated with volume increases and, to a lesser extent, revenue management programs. For the nine months ended September 30, 2018, foreign currency exchange rate fluctuations increased our reported revenues for the Western European Business segment by 6.4% compared to the prior year period due to the strengthening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin increased 190 basis points during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by wages and benefits, facility costs and transportation expense growing at a lower rate than revenue as a result of synergies associated with our acquisition of Recall, cost management initiatives and the impact of our adoption of ASU 2014-09, partially offset by higher bad debt expense.

Other International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$125,903	$124,920	$(983)	(0.8)%	8.4%	5.9%
Service	73,795	73,345	(450)	(0.6)%	9.6%	6.6%
Segment Revenue	$199,698	$198,265	$(1,433)	(0.7)%	8.8%	6.2%
Segment Adjusted EBITDA(1)	$59,082	$60,153	$1,071
Segment Adjusted EBITDA Margin(2)	29.6%	30.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$364,835	$386,278	$21,443	5.9%	8.0%	5.8%
Service	216,509	224,709	8,200	3.8%	6.5%	4.8%
Segment Revenue	$581,344	$610,987	$29,643	5.1%	7.4%	5.5%
Segment Adjusted EBITDA(1)	$170,595	$181,417	$10,822
Segment Adjusted EBITDA Margin(2)	29.3%	29.7%
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

In the nine months ended September 30, 2018, reported revenue in our Other International Business segment increased 5.1%, compared to the nine months ended September 30, 2017, due to internal revenue growth and the favorable impact of acquisitions/divestitures, partially offset by unfavorable fluctuations in foreign currency exchange rates. Internal revenue growth was 5.5%, supported by 5.8% internal storage rental revenue growth, primarily due to volume increases, and 4.8% internal service revenue growth, primarily due to increased project activity. The net impact of acquisitions/divestitures contributed 1.9% to reported revenue growth for the nine months ended September 30, 2018, compared to the prior year period. For the nine months ended September 30, 2018, foreign currency exchange rate fluctuations decreased our reported revenues for the Other International Business segment by 2.3% compared to the prior year period primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin of 29.7% for the nine months ended September 30, 2018 increased 40 basis point compared to the nine months ended September 30, 2017, primarily due to compensation growing at a lower rate than revenue, in part due to cost management initiatives, partially offset by increases in facility maintenance, project costs and bad debt expense.

Global Data Center Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$7,761	$60,039	$52,278	673.6%	673.6%	26.7%
Service	488	3,341	2,853	584.6%	584.6%	31.5%
Segment Revenue	$8,249	$63,380	$55,131	668.3%	668.3%	27.0%
Segment Adjusted EBITDA(1)	$1,077	$27,299	$26,222
Segment Adjusted EBITDA Margin(2)	13.1%	43.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$23,550	$157,479	$133,929	568.7%	568.7%	6.0%
Service	1,282	7,399	6,117	477.1%	477.1%	35.3%
Segment Revenue	$24,832	$164,878	$140,046	564.0%	564.0%	7.5%
Segment Adjusted EBITDA(1)	$8,574	$72,990	$64,416
Segment Adjusted EBITDA Margin(2)	34.5%	44.3%
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

For the nine months ended September 30, 2018, reported revenue in our Global Data Center Business segment increased 564.0% compared to the nine months ended September 30, 2017, due to the impact of acquisitions. The impact of acquisitions contributed 556.5% to the reported revenue growth rate in our Global Data Center Business segment for the nine months ended September 30, 2018 compared to the prior year period (see Note 4 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional acquisition details). Adjusted EBITDA increased $64.4 million for the nine months ended September 30, 2018 compared to the prior year period, primarily due to acquisitions.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$10,518	$18,110	$7,592	72.2%	72.2%	8.0%
Service	4,317	15,428	11,111	257.4%	257.4%	14.3%
Segment Revenue	$14,835	$33,538	$18,703	126.1%	126.1%	9.9%
Segment Adjusted EBITDA(1)	$(61,914)	$(66,517)	$(4,603)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.3)%	(6.3)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$31,303	$50,741	$19,438	62.1%	62.1%	5.5%
Service	14,342	32,853	18,511	129.1%	129.1%	8.1%
Segment Revenue	$45,645	$83,594	$37,949	83.1%	83.1%	6.4%
Segment Adjusted EBITDA(1)	$(181,982)	$(191,229)	$(9,247)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.2)%	(6.0)%
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

During the nine months ended September 30, 2018, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues improved 20 basis points compared to the nine months ended September 30, 2017. Adjusted EBITDA in the Corporate and Other Business segment decreased $9.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by higher professional fees, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2017	2018
Cash flows from operating activities - continuing operations	$522,290	$625,538
Cash flows from investing activities - continuing operations	(483,401)	(2,102,793)
Cash flows from financing activities - continuing operations	41,480	769,559
Cash and cash equivalents at the end of period	337,886	197,676
Cash Flows from Operating Activities
For the nine months ended September 30, 2018, cash provided by operating activities increased by $103.2 million compared to the prior year period. The primary factors that impacted the increase in cash provided by operating activities were an increase in net income (including non-cash charges and realized foreign exchange losses) of $129.5 million, offset by an increase in cash used in working capital of $26.3 million, primarily related to the timing of the payment of certain accrued expenses.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2018 are highlighted below:

•
We paid cash for acquisitions (net of cash acquired) of $1,711.0 million, primarily funded by the net proceeds of our issuance of the 5 1/4% Notes (as defined below), the net proceeds of the Equity Offering and Over-Allotment Option (both as defined below) and borrowings under our Revolving Credit Facility.

•
We paid cash for capital expenditures of $330.0 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, customer inducements (which consists of permanent withdrawal fees following the adoption of ASU 2014-09) and Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the nine months ended September 30, 2018 of $38.8 million, $6.2 million and $18.5 million, respectively.

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integration of Recall, we expect our capital expenditures on real estate and non-real estate maintenance, as well as non-real estate investment, to be approximately $145.0 million to $155.0 million, our capital expenditures on our data center business to be approximately $200.0 million, and our capital expenditures on real estate investment, net of sales, and innovation to be approximately $70.0 million in the year ending December 31, 2018.
Cash Flows from Financing Activities
Our significant financing activities during the nine months ended September 30, 2018 included:

•	Net proceeds of $333.6 million primarily associated with the borrowings and repayments on our Revolving Credit Facility;

•	Net proceeds of $182.4 million associated with the borrowings on our UK Bilateral Facility (as defined below):

•	Net proceeds of $694.9 million associated with the borrowing of our Term Loan B (as defined below);

•	Net proceeds of $76.2 million from the exercise of the Over-Allotment Option;

•	Net proceeds of $8.7 million from sales of stock under our At The Market (ATM) Equity Program (as defined below);

•	Payment of dividends in the amount of $505.4 million on our common stock; and

•	Payment of $16.0 million for debt financing and equity issuance costs.

Capital Expenditures

The following table presents our capital spend for the nine months ended September 30, 2017 and 2018, respectively, organized by the type of the spending as described in our Annual Report:

	Nine Months Ended September 30,

Nature of Capital Spend (in thousands)	2017	2018
Real Estate:
Investment	$108,760	$109,246
Maintenance	38,158	40,618
Total Real Estate Capital Spend	146,918	149,864
Non-Real Estate:
Investment	30,193	35,942
Maintenance	19,182	13,675
Total Non-Real Estate Capital Spend	49,375	49,617
Data Center:
Investment(1)	70,569	106,282
Maintenance(2)	282	6,381
Total Data Center Capital Spend	70,851	112,663
Innovation and Growth Investment Capital Spend	15,425	9,535
Total Capital Spend (on accrual basis)	282,569	321,679
Net increase (decrease) in prepaid capital expenditures	1,571	(2,762)
Net (increase) decrease in accrued capital expenditures	(40,394)	11,036
Total Capital Spend (on cash basis)	$243,746	$329,953
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

Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared in fiscal year 2017 and the first nine months of 2018.
On October 25, 2018, we declared a cash dividend of $0.6110 per share on our common stock, payable on January 3, 2019 to shareholders of record as of the close of business on December 31, 2018.

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
Long-term debt as of September 30, 2018 is as follows (in thousands):

	September 30, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$821,470	$(14,902)	$806,568
Term Loan A	243,750	—	243,750
Term Loan B	694,863	(9,055)	685,808
Australian Dollar Term Loan (the "AUD Term Loan")	240,970	(3,201)	237,769
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")	182,411	(2,476)	179,935
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(4,585)	495,415
6% Senior Notes due 2023 (the "6% Notes due 2023")	600,000	(5,400)	594,600
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	193,766	(2,787)	190,979
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")	1,000,000	(8,126)	991,874
3% Euro Senior Notes due 2025 (the "Euro Notes")	348,140	(4,257)	343,883
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")	521,173	(6,742)	514,431
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,293)	246,707
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(12,797)	987,203
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(11,216)	813,784
Real Estate Mortgages, Capital Leases and Other	611,549	(237)	611,312
Accounts Receivable Securitization Program	238,273	(253)	238,020
Mortgage Securitization Program	50,000	(1,164)	48,836
Total Long-term Debt	8,321,365	(90,491)	8,230,874
Less Current Portion	(121,695)	—	(121,695)
Long-term Debt, Net of Current Portion	$8,199,670	$(90,491)	$8,109,179
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
On March 22, 2018, we entered into an amendment (the “2018 First Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to approximately $1,260.0 million under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "2018 Second Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023.
The amount available for borrowing under the Revolving Credit Facility as of September 30, 2018 was $885.2 million (which amount represents the maximum availability as of such date).
In connection with the 2018 First Amendment, Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700.0 million (the “Term Loan B”). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689.9 million, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on the Term Loan B.
At September 30, 2018, we had $696.5 million outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 4.0%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1.6 million as of September 30, 2018.
b. Australian Dollar Term Loan Amendment
On March 27, 2018, Iron Mountain Australia Group Pty Ltd, a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250.0 million Australian dollars to 350.0 million Australian dollars; (ii) increase the quarterly principal payments from 6.3 million Australian dollars per year to 8.8 million Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99.0 million Australian dollars (or approximately $75.6 million, based upon the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional details on the AUD Term Loan.
c. UK Bilateral Revolving Credit Facility
On September 24, 2018, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited entered into a 140.0 million British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140.0 million British pounds sterling, and we have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility).The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at LIBOR plus 2.25%. The initial net proceeds received under the UK Bilateral Facility of 138.3 million British pounds sterling (or approximately $180.3 million, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018 (the closing date of the UK Bilateral Facility)), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations guarantee all the obligations under the UK Bilateral Facility.

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and September 30, 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017	September 30, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.3	Minimum allowable of 1.5
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

Equity Financings

a.    At The Market (ATM) Equity Program
As described in greater detail in Note 13 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At the Market (ATM) Equity Program during the three months ended September 30, 2018. During the nine months ended September 30, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of September 30, 2018, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
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
a. 2018 Data Center Acquisitions
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
On May 25, 2018, in order to further expand our data center operations in Europe, we acquired EvoSwitch Netherlands B.V. and EvoSwitch Global Services B.V. (collectively, "EvoSwitch"), a data center colocation space and solutions provider with a data center in Amsterdam (the "EvoSwitch Transaction"), for (i) cash consideration of 189.0 million Euros (or approximately $222.0 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of the EvoSwitch Transaction) and (ii) $25.0 million of additional consideration in the form of future services we will provide to the seller.

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
The following table presents the operating and capital expenditures associated with the Recall Transaction and the IODC Transaction incurred for the three and nine months ended September 30, 2017 and 2018 and the cumulative amount incurred through September 30, 2018 (in thousands):

	Year Ended December 31, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Cumulative Total Through September 30, 2018
Significant Acquisition Costs	$84,901	$9,286	$38,715	$302,574
Recall Capital Expenditures	31,441	6,981	14,226	64,123
Total	$116,342	$16,267	$52,941	$366,697
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2018 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended September 30, 2018, nor did we repurchase any shares of our common stock during the three months ended September 30, 2018.

Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
10.1	Second Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (Filed herewith.)
12	Statement: re Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: October 25, 2018