Form 10-K
period 2018-12-31
IRON MOUNTAIN INC
filed 2019-02-14
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2018, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $9.9 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant's Common Stock at February 8, 2019: 286,365,695
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2018.

IRON MOUNTAIN INCORPORATED
2018 FORM 10-K ANNUAL REPORT

References in this Annual Report to "the Company," "IMI," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2019 consolidated internal storage rental revenue growth rate, consolidated internal total revenue growth rate and capital expenditures, (4) expectation that profits will increase in our Emerging Markets (as defined below), (5) expectation that our growth portfolio will become a large part of our business over time, (6) statements made in relation (i) to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") and (ii) our acquisition of IO Data Centers, LLC ("IODC"), including the total acquisition expenditures related to Recall and IODC and the cost to integrate Recall into our existing operations, (7) statements regarding our expectation to reduce our leverage ratio, (8) our ability to close pending acquisitions, (9) expectations regarding the impact of United States tax reform legislation and related administrative guidance on our consolidated results of operations and (10) expectations regarding the impact of ASU 2016-02 (as defined below) on our consolidated financial statements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

•
the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information or our internal records or information technology ("IT") systems and the impact of such incidents on our reputation and ability to compete;

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

PART I
Item 1. Business.

Business Overview

We help organizations around the world protect their information, reduce storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and IT infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing enterprise-class colocation and wholesale data center space. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with flexible deployment options, including both colocation and wholesale space.

Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has approximately 225,000 customers in a variety of industries in approximately 50 countries around the world, as of December 31, 2018. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 95% of the Fortune 1000. As of December 31, 2018, we employed more than 26,000 people. We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor's 500 Index and the MSCI REIT index. As of December 31, 2018, we were number 619 on the Fortune 1000.

We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.

Business Strategy

Overview

Our company has been a market leader in the physical ecosystem around information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital mediums. We offer a suite of "mission-critical" storage and related services to help customers with this transformation, and utilize the strategy outlined below to grow our business.

•
Driving Growth and Margins in Records and Information Management in Developed Markets - We are focused on increasing revenues in developed markets such as the United States, Canada, western Europe, Australia and New Zealand, primarily through more targeted sales and marketing efforts to support sales to new customers that do not currently outsource some or all of their storage and information management needs to us, as well as gaining incremental volumes from existing customers and successful revenue management. We expect to continue to pursue attractive acquisitions, designed to optimize the utilization of our existing assets, expand our presence and better serve our customers, as well as invest in acquisitions of customer relationships and storage and information management services businesses. In our developed markets, we expect continuous improvement initiatives will continue to generate margin expansion opportunities.

•
Expansion of Records and Information Management in Emerging Markets - Part of our strategy is to establish and enhance leadership positions in high-growth emerging markets such as central and eastern Europe, Latin America, Africa and Asia (excluding Australia and New Zealand, ("Emerging Markets")), primarily through acquisitions. In our existing Emerging Markets locations, we expect profits will grow as the local businesses achieve scale, and we will look to reinvest a portion of the cash flows generated to support the growth of these businesses.

•
Investing in Faster-Growing Businesses - We continue to identify, acquire, incubate and scale complementary Adjacent Businesses ("ABs") to support our long-term growth objectives and drive solid returns on invested capital. The opportunities complementary to our business include entertainment, fine art and consumer storage and related services.

•
Continued Expansion of Data Center Business - We have made significant progress through acquisitions and organic growth in scaling our data center business, which began as an AB but has now grown to such a size that we no longer consider it an AB. As of December 31, 2018, 91.4% of our capacity is leased, with total potential capacity of 324.9 megawatts.

Our strategy is underpinned by our persistent focus on customer experience, as we continue to seek innovative solutions to help our customers navigate the journey from physical storage to a digital ecosystem.

Business Segments

The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2016, 2017 and 2018, are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.

•
North American Records and Information Management Business: Our North American Records and Information Management Business segment includes three distinct offerings. First, we provide records and information management storage and related services, including the storage of physical records, including media such as microfilm and microfiche, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for customers (“Records Management”) throughout the United States and Canada.

Second, this segment includes certain services related to Records Management, including secure shredding operations, which typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide. Secure shredding, which involves the shredding of sensitive documents for customers that, in many cases, store their records with us, is a natural extension of our hard copy records management operations and completes the lifecycle of a record. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States and Canada.
The third offering, Information Governance and Digital Solutions ("IGDS"), develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers' information, including the management of physical records, document conversion and digital storage in the United States and Canada.

•
North American Data Management Business: Our North American Data Management Business segment provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, including our Iron Mountain Iron Cloud solution, (collectively, "Data Management").

•
Western European Business: Our Western European Business segment provides Records Management, Data Management and IGDS throughout Austria, Belgium, France, Germany, Ireland, the Netherlands, Spain, Switzerland and the United Kingdom.

•
Other International Business: Our Other International Business segment provides Records Management, Data Management and IGDS throughout the remaining European countries in which we operate, as well as the countries in which we operate in Latin America, Asia, the Middle East and Africa.

•
Global Data Center Business: Our Global Data Center Business segment provides enterprise-class data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure and reliable colocation and wholesale options. As of December 31, 2018, we had data center operations in eight markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and three international markets: Amsterdam, London, and Singapore.

•
Corporate and Other Business: Our Corporate and Other Business segment primarily consists of the storage, safeguarding and electronic or physical delivery of physical media of all types and digital content repository systems to house, distribute, and archive key media assets, primarily for entertainment and media industry clients (“Entertainment Services”), throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom, and our fine art storage businesses and consumer storage businesses in the United States, Canada, Europe and China - Hong Kong S.A.R. These businesses represent the primary offerings of our Adjacent Businesses operating segment. Additionally, our Corporate and Other Business segment includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all stock options, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan.

Business Attributes

Our business has the following attributes:

•
Large, Diversified, Global Business - Our mission-critical storage offerings and related services generated more than $4.2 billion in annual revenue in 2018. Our business has a highly diverse customer base of approximately 225,000 customers - with no single customer accounting for more than 1% of revenue - and operates in approximately 50 countries globally.

•
Recurring, Durable Revenue Stream - We generate a majority of our revenues from fixed periodic, usually monthly storage rental fees, via contracts that generally range from one-five years in length. Historically, we have seen strong customer retention (of approximately 98%) and solid physical records retention; more than 50% of physical records that entered our facilities 15 years ago, are still with us today.

•
Significant Owner and Operator of Real Estate - We operate approximately 90 million square feet of real estate in over 1,400 facilities worldwide. Our owned real estate footprint spans nearly 30 million square feet and is concentrated in major metropolitan statistical areas in North America, Western Europe and Latin America.

•
Limited Revenue Cyclicality - Historically, economic downturns have not significantly affected our storage rental business. Due to the stability in our total global physical records volumes, the success of our revenue management, and the growth of our data center business, we believe we can continue to grow storage rental revenue over time.

•
Shifting Revenue Mix - Our growth portfolio, which consists of our business in Emerging Markets, our data center business, and our Adjacent Businesses, comprised 19% of our total revenue in 2018, and grew 7% year over year, on an internal basis. We expect our growth portfolio to comprise an increasingly larger percentage of our overall business in the coming years.

Significant Acquisitions

With the rapid acceleration of growth in digital data and use of cloud storage, highly regulated companies and public sector organizations are selecting third-party providers such as us to host their data center infrastructure. We have been providing customers with colocation and wholesale data center space and solutions for more than 15 years, and have significantly expanded our data center business in the last few years with acquisitions, the most significant one being that of IO Data Centers, LLC (“IODC”).

On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, for approximately $1.34 billion (the "IODC Transaction"). See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report. The purchase included the land and buildings associated with four state-of-the-art data centers in Phoenix and Scottsdale, Arizona, Edison, New Jersey, and Columbus, Ohio. This acquisition marked a transformative step toward addressing our customers’ data center needs by dramatically expanding our platform and capabilities. With the build-out of our existing footprint and the additional capacity from IODC and other recent acquisitions, our data center portfolio as of December 31, 2018 totals more than 100 megawatts of existing capacity, with an additional 11 megawatts of capacity currently under construction and planned and future expansion potential of another 211 megawatts.

We have completed many acquisitions over the years to achieve scale, expand geographically and broaden our offerings. While most of these acquisitions have been smaller in size given the fragmented nature of the records management industry, our acquisition of Recall in 2016 was another significant transaction. On May 2, 2016 we purchased Recall, a multi-national records and information management company, for approximately $2.2 billion, comprised of $331.8 million in cash and approximately 50.2 million shares of our common stock.

Competition

We compete with storage and information management services managed and operated internally by organizations and thousands of storage and information management services providers around the world. We believe that competition for records and information customers is based on price, reputation and reliability, quality and security of storage, quality of service and scope and scale of technology, and we believe we generally compete effectively in these areas.
We also compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our facilities are located. We believe that competition for data center customers is based on availability of power, security considerations, location, connectivity and rental rates, and we generally believe we compete effectively in each of these areas. Additionally, we believe our strong brand, global footprint and excellent commercial relationships enable us to compete successfully.

Employees

As of December 31, 2018, we employed more than 9,000 employees in the United States and more than 17,200 employees outside of the United States. As of December 31, 2018, approximately 500 employees in California, Georgia and New Jersey and three provinces in Canada were represented by unions in North America and approximately 1,400 employees were represented by unions in Latin America (in Argentina, Brazil, Chile and Mexico).

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

Our customer contracts typically contain provisions limiting our liability for damages regarding the loss or destruction of, or damage to, records, and other information and valuable items stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot, and our liability for data center, IGDS, destruction services and other services unrelated to records stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a larger percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions make up a commensurately larger percentage of our customer contracts, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.

Environmental Matters

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an environmental review of all of our properties, including those we have acquired. We therefore may be potentially liable for environmental cost and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Corporate Social Responsibility

We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a member of the FTSE4 Good Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the "About Us" section of our website, www.ironmountain.com, under the heading "Corporate Social Responsibility."

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

Business Risks

Our customers may shift from paper and tape storage to alternative technologies that require less physical space.

We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than traditional physical records and tape storage, and as alternative technologies are adopted, storage volume and/or requirements for storage related services may decline. For example, we experienced slight volume declines in our North American Records and Information Management Business and North American Data Management Business segments in 2018 and we expect these trends to continue over the near term. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses.

Failure to execute our strategic growth plan may adversely impact our financial condition and results of operations.

As part of our strategic growth plan, we expect to continue to invest in our existing businesses, including records and information management storage and services businesses in Emerging Markets, data centers and ABs, and in new businesses, business strategies, products, services, technologies and geographies, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including:

•	our inability to identify suitable companies to acquire or invest in;

•	our inability to complete acquisitions or investments on satisfactory terms;

•	our inability to structure investments or acquisitions in a manner that complies with our debt covenants and is consistent with our leverage ratio goals;

•	our inability to successfully expand our infrastructure and sales force to support growth;

•	failure to achieve satisfactory returns on acquired companies, particularly in markets where we do not currently operate;

•	incurring additional debt necessary to acquire suitable companies if we are unable to pay the purchase price out of working capital, common stock or other equity securities;

•	distraction of management from current operations;

•	increasing our leverage;

•	insufficient revenues to offset expenses and liabilities associated with new investments; and

•	our inability to attract, develop and retain skilled employees to lead and support new initiatives.

Our data center expansion in particular requires significant capital commitments. We have paid an aggregate cash purchase price of over $1.7 billion for data center businesses in 2017 and 2018. Our data center expansion and other new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results. We also face competition from other companies in our efforts to grow our data center, international and adjacent businesses, some of which possess substantial financial and other resources. As a result, we may be unable to acquire, or may pay a premium purchase price for, data centers, international and adjacent businesses that support our strategic growth plan.

As stored records and tapes become less active our service revenue growth and profitability from related services may decline.

Our records management and data management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival. The amount of information available to customers digitally or in their own information systems has been steadily increasing in recent years, and we believe this trend continues to accelerate. As a result, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their activity levels. At the same time, many of our costs related to records and tape related services remain fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.

Our future growth depends in part upon our ability to continue to effectively manage and execute on revenue management.

Over the past years, our internal revenue growth has been positively impacted by our ability to effectively introduce, expand and monitor revenue management initially in our developed markets, and subsequently in our emerging markets. If we are not able to continue and effectively manage pricing, our results of operations could be adversely affected and we may not be able to execute on our strategic growth plan.

Changes in customer behavior with respect to document destruction could adversely affect our business, financial condition and results of operations.

Over the past year, we have experienced increased destruction rates (as a percentage of inventory). While increased destruction rates have a positive impact on our service revenues in the year of destruction, it negatively impacts our longer term storage revenues. If destruction rates do not decrease to historical levels or continue to increase, our financial condition and results of operations would be adversely affected.

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

In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, all states in the United States have adopted breach of data security statutes or regulations that require notification to consumers and regulators if the security of their personal information is breached, and, over the past few years, many states expanded the scope of their data breach notifications laws and shortened notification timelines. Some states in the United States have adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In addition, certain United States federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances and require the adoption and maintenance of privacy and information security programs; our failure to comply with any such programs may adversely affect our business. Continued governmental focus on data security may lead to additional legislative action in the United States. For example, the United States Congress has considered, and will likely consider again, legislation that would not only expand the federal data breach notification requirement beyond the financial and healthcare fields but also grant consumers privacy rights similar to those conferred under Regulation (EU) 2016/679 (commonly referred to as "GDPR") in Europe (as discussed further below).

Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive data protection and privacy laws, or are expected to do so. In Europe, GDPR, on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, went into effect in May 2018. GDPR enhances the security and privacy obligations of entities, such as us, that process data of residents of members of the European Economic Area and substantially increases penalties for violations.

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

Attacks on our internal IT systems could damage our reputation, harm our business and adversely impact our results of operations.

Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by unauthorized users to gain access to our IT systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, our IT and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error or other disruptions. Moreover, our ability to integrate businesses we acquire may challenge our ability to prevent such security breaches. We have outsourced, and expect to continue to outsource, certain accounting, payroll, IT, human resource, facility management and back office support services to third parties, which may subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Changing fire and safety standards may result in significant expense.

As of December 31, 2018 we operated over 1,400 facilities worldwide, including over 600 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed, in all material respects, in compliance with applicable laws and regulations in effect at the time of their construction or outfitting. In some instances local authorities may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of businesses we have acquired or may acquire is the process of making investments in the acquired facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

Changes to environmental laws and standards may increase the cost to operate some of our businesses. Furthermore, if we fail to meet our commitment to transition to more renewable and sustainable sources of energy, it may negatively impact our ability to attract and retain customers and investors who focus on this commitment. This could impact our results of operations and the trading of our stock.

Changes in environmental laws in any of the jurisdictions in which we operate could increase compliance costs or impose limitations on our operations. For example, our emergency generators at our data centers are subject to regulations and permit requirements governing air pollutants, and the heating, ventilation and air conditioning and fire suppression systems at some of our data centers and data management locations may include ozone-depleting substances that are subject to regulation. While environmental regulations do not normally impose material costs upon operations at our facilities, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, could result in unexpected costs, which could be material.

Furthermore, we have made a commitment to transition to more renewable and sustainable sources of energy. If we are not successful in this transition, it may negatively impact our ability to attract and retain customers and investors who focus on this commitment. This could negatively impact our results of operations and the trading of our stock.

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

Our customer contracts typically contain provisions limiting our liability regarding the loss or destruction of, or damage to, records, information, or other items stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage (such as per cubic foot) and our liability for IGDS, data center, destruction and other services unrelated to records, information and other items stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and related service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as a large percentage of our growth is driven by acquisitions and customer contracts assumed in acquisitions make up a commensurately larger percentage of our customer contracts, and as we expand our operations in storage of fine arts and other valuable items and respond to customer demands for higher limitation of liability as a result of regulatory changes, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms in order to cover losses to us in connection with customer contract disputes.

International operations may pose unique risks.

As of December 31, 2018, we operated in approximately 50 countries outside the United States. Our international operations account for a significant portion of our overall operations, and as part of our growth strategy, we expect its share to increase as we continue to acquire or invest in businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

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

In particular, our net income, cash flows, debt balances or leverage can be significantly affected by fluctuations in currencies.

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

During the prior two years, we have substantially expanded our data center business through acquisitions and organically and we expect to continue to grow our data center business in both ways going forward. For example, we paid an aggregate cash purchase price of over $1.7 billion for data center businesses we acquired in 2017 and 2018 and incurred other costs associated with the development of real estate to support this business. Our data center business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data center business. Service interruptions or significant equipment damage could result in difficulty maintaining service level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers as a result of numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, hurricane, flood, earthquake and other natural disasters;

•	extreme temperatures;

•	power loss or telecommunications failure;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

In addition, climate change may increase the likelihood that our data centers are affected by some of these factors.

While these risks could impact our overall business, they could have a more significant impact on our data center business, where we have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage at our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage at our data centers could also result in lost profits or other indirect or consequential damages to our customers.

Our data center business is susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources. We rely on third parties to provide power to our data centers. We are therefore subject to an inherent risk that such third parties may fail to deliver such power in adequate quantities or on a consistent basis. If the power delivered to our data centers is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost. Additionally, global fluctuations in the price of power can increase the cost of energy, and we may be limited in our ability to, or may not always choose to, pass these increased costs on to our customers. We also rely on third party telecommunications carriers to provide internet connectivity to our customers. These carriers may elect not to offer or to restrict their services within our data centers or may elect to discontinue such services. Furthermore, carriers may face business difficulties, which could affect their ability to provide telecommunications services or the quality of such services. If connectivity is interrupted or terminated, our financial condition and results of operations may be adversely affected. Events such as these may also impact our reputation as a data center provider which could adversely affect our results of operations.

We may be required to commit significant operational and financial resources in connection with the organic growth of our data center business, generally 12 to 18 months in advance of securing customer contracts, and we may not have sufficient customer demand to support these data centers when they are built. There can be no assurance we will have sufficient customer demand to support these data centers or data centers we have acquired or that we will not be adversely affected by the risks noted above, which could make it difficult for us to realize expected returns on our investments, if any.

Failure to comply with certain regulatory and contractual requirements under our United States Government contracts could adversely affect our revenues, operating results and financial position and reputation.

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

For example, the success of our significant acquisitions depends, in large part, on our ability to realize the anticipated benefits, including cost savings from combining the acquired businesses with ours. To realize these anticipated benefits, we must be able to successfully integrate our business and the acquired businesses, and this integration is complex and time-consuming. We may encounter challenges in the integration process including the following:

•	challenges and difficulties associated with managing our larger, more complex, company;

•	conforming standards, controls, procedures and policies, business cultures and compensation and benefits structures between the two businesses;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations;

•	potential unknown liabilities and unforeseen expenses or delays associated with an acquisition; and

•	our ability to deliver on our strategy going forward.

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

An important part of our growth strategy involves expanding operations in international markets, including in markets where we currently do not operate, and we expect to continue this expansion. Europe, Latin America, Asia and Australia have historically been our primary areas of focus for international expansion of our records and information management services business, with expansion of our records and information management services business into Africa and the Middle East and expansion of our data center and adjacent business operations becoming more of a focus recently. We have entered into joint ventures or have acquired all or a majority of the equity in storage and information management services and data center businesses operating in these areas and may enter into joint ventures and/or acquire other storage and information management services, data center or adjacent businesses in the future, including in new countries or markets where we currently do not operate. A changing global political climate may impose restrictions on our ability to expand internationally. This growth strategy involves risks. We may be unable to pursue this strategy in the future at the desired pace or at all.

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

•
uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as fires, hurricanes and earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;

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

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an environmental review of all of our properties, including those we have acquired. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

Unexpected events could disrupt our operations and adversely affect our reputation and results of operations.

Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve their critical information, and these events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. During the past several years we have seen an increase in severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events.

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

We have undertaken a shared service center initiative pursuant to which we are centralizing certain finance, human resources and IT functions. We have and will continue to align the design and operation of our financial control environment as part of our shared service center initiative. As part of this initiative, we are outsourcing, and will continue to outsource, certain accounting, payroll, IT, facility management, and human resource functions to third party service providers. The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary to support our operations. The failure of these parties to fulfill their obligations could disrupt our operations. In addition, the move to a shared service environment, including our reliance on third party providers, may create risks relating to the processing of transactions and recording of financial information. We could experience a lapse in the operation of internal controls due to turnover, lack of legacy knowledge, inappropriate training and use of third party providers, which could result in significant deficiencies or material weaknesses in our internal control over financial reporting and have an adverse effect on our financial condition and results of operations.

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

We may be subject to claims that our technology violates the intellectual property ("IP") rights of a third party.

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

We face competition for customers.

We compete with multiple businesses in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities and their cloud-based alternatives. These organizations may not begin or continue to use us for their future storage and information management service needs.

We have guaranteed certain obligations of Recall to Brambles relating to Brambles' prior demerger transaction.

On December 18, 2013, Brambles Limited, an Australian corporation ("Brambles"), implemented a demerger transaction by way of a distribution of shares of Recall to Brambles’ shareholders (the “Demerger”). Prior to and in connection with the Demerger, Brambles spun off certain of its United States and Canadian subsidiaries, directly or indirectly, to Recall. Such spin-offs were intended to be tax-free or tax-deferred under United States and Canadian tax laws, respectively, and Brambles obtained rulings from the United States Internal Revenue Service (the "IRS") (with respect to the United States spin-off) and the Canada Revenue Agency (with respect to the Canadian spin-off), as well as opinions of its tax advisors, to such effect. However, the tax-free status of the spin-off of such United States subsidiaries could be adversely affected under certain circumstances if a 50% or greater interest in such United States subsidiaries were acquired as part of a plan or series of related transactions that included such spin-off. Similarly, the tax-deferred status of the spin-off of the Canadian subsidiaries could be adversely affected under certain circumstances if control of such subsidiaries were acquired as part of a series of transactions or events that included such spin-off.

In connection with the Demerger, Recall agreed to indemnify Brambles and certain of its affiliates for taxes to the extent that actions by Recall (e.g., an acquisition of Recall shares) resulted in the United States spin-off or the Canadian spin-off described above failing to qualify as tax-free or tax-deferred for United States or Canadian tax purposes, respectively. In addition, Recall agreed, among other things, that it would not, within two years of the 2013 spin-offs, enter into a proposed acquisition transaction, merger or consolidation (with respect to the United States spin-off) or take any action that could reasonably be expected to jeopardize, directly or indirectly, any of the conclusions reached in the Canadian tax ruling or opinion, without obtaining either a supplemental tax ruling from the relevant taxing authority, the consent of Brambles or an opinion of a tax advisor, acceptable to Brambles in its reasonable discretion, that such transaction should not result in the spin- offs failing to be tax-free under United States federal income tax law or Canadian tax law, respectively. Recall has obtained such tax opinions, based on, among other things, representations and warranties made by Recall and us. Such opinions do not affect Recall’s obligation to indemnify Brambles for an adverse impact on the tax-free status of such prior spin-offs.

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

We have a significant amount of indebtedness. As of December 31, 2018, our total long-term debt was approximately $8.2 billion. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

•	inability to satisfy our obligations with respect to our various debt instruments;

•
inability to make borrowings to fund future working capital, capital expenditures and strategic opportunities, including acquisitions, further organic development of our data center business and expansions into adjacent businesses, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;

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

•
inability to adjust to adverse economic conditions that could place us at a disadvantage to our competitors with less debt and who, therefore, may be able to take advantage of opportunities that our indebtedness prevents us from pursuing.

Restrictive debt covenants may limit our ability to pursue our growth strategy.

Our indentures and our Credit Agreement (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report) contain covenants restricting or limiting our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other restricted payments;

•	make asset dispositions;

•	create or permit liens;

•	sell, transfer or exchange assets;

•	guarantee certain indebtedness;

•	make acquisitions and other investments; and

•	enter into partnerships and joint ventures.

These restrictions and our long-term commitment to reduce our leverage ratio may adversely affect our ability to pursue our acquisition and other growth strategies.

We may not have the ability to raise the funds necessary to finance the repurchase of outstanding senior or senior subordinated notes upon a change of control event as required by our indentures.

Upon the occurrence of a "change of control," as defined in our indentures we will be required to offer to repurchase all of our outstanding senior and senior subordinated notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

Iron Mountain is a holding company, and, therefore, our ability to make payments on our various debt obligations depends in large part on the operations of our subsidiaries.

Iron Mountain is a holding company; substantially all of our assets consist of the stock of our subsidiaries, and substantially all of our operations are conducted by our direct and indirect consolidated subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries, whose ability to distribute funds may be limited by local capital requirements, joint venture structures and other applicable restrictions. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by our direct and indirect 100% owned United States subsidiaries, which represent the substantial majority of our United States operations.

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

Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities we would otherwise pursue to execute our growth strategy.

To remain qualified for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries ("TRSs"), and to that extent limit our opportunities and our flexibility to change our business strategy. This may restrict our ability to enter into joint ventures or acquire minority interests of companies. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.

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

Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from providing customers with secure storage space or colocation or wholesale data center space. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, which may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

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

Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our operations are conducted overseas, and a material change in foreign currency rates could also affect the value of our foreign holdings in our TRSs, negatively impacting our ability to remain qualified for taxation as a REIT.

December 2017 amendments to the Code, which are described more fully in the Tax Reform section of "Critical Accounting Policies" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report (the “Tax Reform Legislation”), impose limitations on the ability of our TRSs to deduct certain items for income tax purposes, including limits on the use of net operating losses and limits on the deductibility of interest expense.

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

We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gains we recognize within a specified period from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we hold in one of our qualified REIT subsidiaries ("QRSs") following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, depreciation recapture income that we expect to recognize as a result of certain accounting method changes that we have made will be fully subject to this 21% tax.

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non- United States operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs.

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

The Tax Reform Legislation made substantial changes to the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our securities and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the Tax Reform Legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our securities.

Risks Related to our Common Stock

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2017, we established an "at-the-market" stock offering program (the "At The Market (ATM) Equity Program") with a syndicate of 10 banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents. As of December 31, 2018, we have sold 1,754,539 shares of our common stock for gross proceeds of approximately $68.8 million under the At The Market (ATM) Equity Program. See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. Furthermore, we are committed to growing our dividends, and have stated this publicly.

Our board of directors, in its sole discretion, will determine, on a quarterly basis, the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program and general market demand for our space and related services. Consequently, our distribution levels may fluctuate and we may not be able to meet our public commitments with respect to dividend growth.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2018, we conducted operations through 1,140 leased facilities and 312 owned facilities. Our facilities are divided among our reportable operating segments as follows: North American Records and Information Management Business (630), North American Data Management Business (54), Western European Business (207), Other International Business (483), Global Data Center Business (13) and Corporate and Other Business (65). These facilities contain a total of approximately 89.9 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned			Total
Country/State	Number	Square Feet	Number		Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1		12,621	4	325,094
Arizona	14	570,701	6		897,932	20	1,468,633
Arkansas	2	63,604	—		—	2	63,604
California	67	4,306,926	15		1,964,572	82	6,271,498
Colorado	10	518,969	6		517,700	16	1,036,669
Connecticut	5	226,714	6		665,013	11	891,727
Delaware	4	309,067	1		120,921	5	429,988
District of Columbia	2	40,912	—		—	2	40,912
Florida	35	2,390,714	5		263,930	40	2,654,644
Georgia	11	914,206	5		265,049	16	1,179,255
Idaho	1	60,021	—		—	1	60,021
Illinois	17	1,274,382	7		1,309,975	24	2,584,357
Indiana	5	213,010	1		131,506	6	344,516
Iowa	2	145,138	1		14,200	3	159,338
Kansas	3	288,919	—		—	3	288,919
Kentucky	3	116,000	4		418,760	7	534,760
Louisiana	8	233,850	2		214,625	10	448,475
Maine	—	—	1		95,000	1	95,000
Maryland	17	1,726,050	3		327,258	20	2,053,308
Massachusetts (including Corporate Headquarters)	8	545,039	8		1,173,503	16	1,718,542
Michigan	15	857,563	6		345,736	21	1,203,299
Minnesota	12	878,474	—		—	12	878,474
Mississippi	2	171,000	—		—	2	171,000
Missouri	11	1,270,738	4		373,120	15	1,643,858
Montana	3	35,990	—		—	3	35,990
Nebraska	1	34,560	3		316,970	4	351,530
Nevada	7	276,520	1		107,041	8	383,561
New Hampshire	—	—	1		146,467	1	146,467
New Jersey	31	2,379,177	11		2,285,095	42	4,664,272
New Mexico	1	37,000	2		109,473	3	146,473
New York	24	1,248,463	13		1,186,266	37	2,434,729
North Carolina	19	976,504	3		150,624	22	1,127,128
North Dakota	1	5,361	—		—	1	5,361
Ohio	12	763,405	8		686,378	20	1,449,783
Oklahoma	4	170,428	3		140,000	7	310,428
Oregon	12	407,680	1		55,621	13	463,301
Pennsylvania	21	1,679,360	10		2,771,483	31	4,450,843
Puerto Rico	6	255,089	1		54,352	7	309,441
Rhode Island	3	130,559	1		12,748	4	143,307
South Carolina	5	318,475	2		214,238	7	532,713
Tennessee	4	166,993	5		153,659	9	320,652
Texas	41	2,086,367	28		2,343,171	69	4,429,538
Utah	2	78,148	1		90,553	3	168,701
Vermont	2	55,200	—		—	2	55,200
Virginia	14	690,984	7	—	605,566	21	1,296,550
Washington	5	298,555	6		472,896	11	771,451
West Virginia	3	174,929	—		—	3	174,929
Wisconsin	6	316,857	1		10,655	7	327,512
	484	30,021,074	190		21,024,677	674	51,045,751
Canada	54	3,211,871	16		1,783,258	70	4,995,129
	538	33,232,945	206		22,807,935	744	56,040,880

	Leased		Owned			Total
Country/State	Number	Square Feet	Number		Square Feet	Number	Square Feet
International
Argentina	4	225,334	5		469,748	9	695,082
Australia	49	3,271,802	2		33,845	51	3,305,647
Austria	1	3,300	1		30,000	2	33,300
Belgium	4	202,106	1		104,391	5	306,497
Brazil	43	2,961,225	7		324,655	50	3,285,880
Chile	11	420,084	7		260,147	18	680,231
China Mainland (including China-Taiwan and China-Macau S.A.R.)	42	1,197,112	1		20,518	43	1,217,630
China - Hong Kong S.A.R.	9	796,630	—		—	9	796,630
Colombia	19	647,054	—		—	19	647,054
Croatia	—	—	1		36,447	1	36,447
Cyprus	1	27,986	2		43,648	3	71,634
Czech Republic	9	187,042	—		—	9	187,042
Denmark	3	161,361	—		—	3	161,361
England	54	2,777,858	26		1,615,623	80	4,393,481
Estonia	1	38,861	—		—	1	38,861
Finland	3	132,352	—		—	3	132,352
France	33	2,342,557	12		936,486	45	3,279,043
Germany	15	705,726	2	—	93,226	17	798,952
Greece	4	291,273	—		—	4	291,273
Hungary	7	350,898	—		—	7	350,898
India	93	2,819,427	—		—	93	2,819,427
Indonesia	2	80,988	1		37,674	3	118,662
Ireland	6	157,153	3	—	158,558	9	315,711
Latvia	1	24,768	—		—	1	24,768
Lithuania	2	60,543	—		—	2	60,543
Malaysia	8	437,335	—		—	8	437,335
Mexico	10	475,341	8		585,885	18	1,061,226
The Netherlands	9	670,006	3		102,199	12	772,205
New Zealand	6	413,959	—		—	6	413,959
Northern Ireland	2	55,310	—		—	2	55,310
Norway	5	199,219	—		—	5	199,219
Peru	3	60,652	10		433,770	13	494,422
Philippines	10	277,482	—		—	10	277,482
Poland	20	760,901	—		—	20	760,901
Romania	9	477,686	—		—	9	477,686
Scotland	4	155,211	3		136,378	7	291,589
Serbia	2	75,217	—		—	2	75,217
Singapore	4	239,060	3		345,056	7	584,116
Slovakia	3	133,567	—		—	3	133,567
South Africa	19	468,792	—		—	19	468,792
South Korea	13	420,916	—		—	13	420,916
Spain	31	691,795	6		203,000	37	894,795
Sweden	6	759,793	—		—	6	759,793
Switzerland	8	255,580	—		—	8	255,580
Thailand	1	91,191	2		105,487	3	196,678
Turkey	9	706,321	—		—	9	706,321
United Arab Emirates	4	50,233	—		—	4	50,233
	602	27,759,007	106		6,076,741	708	33,835,748
Total	1,140	60,991,952	312		28,884,676	1,452	89,876,628

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

Our Total Building Utilization and Total Racking Utilization by region as of December 31, 2018 for our records and information management business and data management business are as follows:

	Records and Information Management Business		Data Management Business(1)
Region	Building Utilization	Racking Utilization	Building Utilization	Racking Utilization
North America	85%	90%	75%	83%
Europe(2)	83%	91%	50%	73%
Latin America	86%	90%	74%	82%
Asia	89%	96%	77%	81%
Total	85%	91%	69%	81%
______________________________________________________________
(1) Total Building Utilization and Total Racking Utilization for our data management business as of December 31, 2018 excludes certain data management operations of Recall, as Recall's unit of measurement for computer media was not consistent with ours.
(2) Includes the records and information management businesses and data management businesses in South Africa and United Arab Emirates.

See Note 10 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments as a lessee.

See Schedule III—Schedule of Real Estate and Accumulated Depreciation in this Annual Report for information regarding the cost, accumulated depreciation and encumbrances associated with our owned real estate.
_______________________________________________________________________________

The following table sets forth a summary of the lease expirations for leases in place related to our data center business, for which we are the lessor, as of December 31, 2018. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring	Total Megawatts Expiring	Percentage of Total Megawatts Expiring	Annualized Total Contract Rent Expiring (In thousands)	Percentage of Total Contract Value Annualized Rent
2019	609	18.5	18.8%	$62,363	26.1%
2020	292	14.5	14.8%	42,380	17.7%
2021	224	20.5	20.9%	50,205	21.0%
2022	78	3.3	3.4%	9,231	3.8%
2023	61	7.6	7.7%	16,222	6.8%
2024	22	5.6	5.7%	12,196	5.1%
2025	10	4.4	4.4%	11,345	4.7%
Thereafter	15	23.9	24.3%	35,340	14.8%
Total	1,311	98.3	100.0%	$239,282	100.0%
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
Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 8, 2019 was $36.51. As of February 8, 2019, there were 9,276 holders of record of our common stock. Prior to August 2018, our shares of common stock also traded on the Australian Securities Exchange (“ASX”) in the form of CHESS Depositary Interests (“CDIs”), each CDI representing a beneficial interest in one share of our common stock. At our request, our CDIs were suspended from quotation on August 13, 2018 and on August 17, 2018 our CDIs were removed from the official list of ASX. See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.

At The Market (ATM) Equity Program

In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our data center business, and repaying amounts outstanding from time to time under the Revolving Credit Facility (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report).

During the year ended December 31, 2017 under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of approximately $60.0 million, generating net proceeds of $59.1 million after deducting commissions of $0.9 million.

During the quarter ended December 31, 2018, there were no shares of common stock sold under the At The Market (ATM) Equity Program. During the year ended December 31, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of December 31, 2018, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

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
Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the three months ended December 31, 2018, nor did we repurchase any shares of our common stock during the three months ended December 31, 2018.

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

	Year Ended December 31,
	2014	2015	2016(1)	2017	2018(2)(3)
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$1,860,243	$1,837,897	$2,142,905	$2,377,557	$2,622,455
Service	1,257,450	1,170,079	1,368,548	1,468,021	1,603,306
Total Revenues	3,117,693	3,007,976	3,511,453	3,845,578	4,225,761
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,344,636	1,290,025	1,567,777	1,685,318	1,801,582
Selling, general and administrative	869,572	844,960	988,332	984,965	1,038,975
Depreciation and amortization	353,143	345,464	452,326	522,376	639,514
Intangible impairments	—	—	—	3,011	—
Loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	1,065	3,000	1,412	799	(9,818)
Total Operating Expenses	2,568,416	2,483,449	3,009,847	3,196,469	3,470,253
Operating Income	549,277	524,527	501,606	649,109	755,508
Interest Expense, Net	260,717	263,871	310,662	353,575	409,289
Other Expense (Income), Net	65,187	98,590	44,300	79,429	(11,692)
Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	223,373	162,066	146,644	216,105	357,911
(Benefit) Provision for Income Taxes	(97,275)	37,713	44,944	25,947	36,263
Gain on Sale of Real Estate, Net of Tax	(8,307)	(850)	(2,180)	(1,565)	(55,328)
Income from Continuing Operations	328,955	125,203	103,880	191,723	376,976
(Loss) Income from Discontinued Operations, Net of Tax	(209)	—	3,353	(6,291)	(12,427)
Net Income	328,746	125,203	107,233	185,432	364,549
Less: Net Income Attributable to Noncontrolling Interests	2,627	1,962	2,409	1,611	1,198
Net Income Attributable to Iron Mountain Incorporated	$326,119	$123,241	$104,824	$183,821	$363,351
(footnotes follow)

	Year Ended December 31,
	2014	2015	2016(1)	2017	2018(2)(3)
		(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$1.68	$0.59	$0.41	$0.71	$1.31
Total Income (Loss) from Discontinued Operations	$—	$—	$0.01	$(0.02)	$(0.04)
Net Income Attributable to Iron Mountain Incorporated	$1.67	$0.58	$0.43	$0.69	$1.27
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$1.67	$0.59	$0.41	$0.71	$1.31
Total Income (Loss) from Discontinued Operations	$—	$—	$0.01	$(0.02)	$(0.04)
Net Income Attributable to Iron Mountain Incorporated	$1.66	$0.58	$0.42	$0.69	$1.27
Weighted Average Common Shares Outstanding—Basic	195,278	210,764	246,178	265,898	285,913
Weighted Average Common Shares Outstanding—Diluted	196,749	212,118	247,267	266,845	286,653
Dividends Declared per Common Share	$5.3713	$1.9100	$2.0427	$2.2706	$2.3753
(footnotes follow)

	Year Ended December 31,
	2014	2015	2016(1)	2017	2018(2)(3)
	(In thousands)
Other Data:
Adjusted EBITDA(4)	$925,797	$920,005	$1,087,288	$1,260,196	$1,435,869
Adjusted EBITDA Margin(4)	29.7%	30.6%	31.0%	32.8%	34.0%
(footnotes follow)

	As of December 31,
	2014	2015	2016(1)	2017	2018(2)(3)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents(5)	$159,793	$128,381	$236,484	$925,699	$165,485
Total Assets	6,523,265	6,350,587	9,486,800	10,972,402	11,852,247
Total Long-Term Debt (including Current Portion of Long-Term Debt)	4,616,454	4,845,678	6,251,181	7,043,271	8,142,823
Redeemable Noncontrolling Interests	—	—	54,697	91,418	70,532
Total Equity	869,955	528,607	1,936,671	2,298,842	1,885,589
(footnotes follow)
_______________________________________________________________________________

(1)	The selected financial data above for 2016 includes the results of Recall from May 2, 2016.

(2)	The selected financial data above for 2018 includes the results of IODC from January 10, 2018.

(3)
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The selected financial data above for 2018 reflects the adoption of ASU 2014-09. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in a decrease of approximately $30.2 million to stockholders' equity.

(4)
For definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to income (loss) from continuing operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures" included in this Annual Report.

(5)	Includes restricted cash of $33.9 million, $22.2 million and $15.1 million as of December 31, 2014, 2017 and 2018, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.

This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 6 of this Annual Report.
Overview

General

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code, data backup and storage on our proprietary cloud and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; (4) consulting services; and (5) cloud-related data protection, preservation, restoration and recovery. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.

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

The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international segment revenue. In addition, the overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American segments, which may result in an increase in selling, general and administrative expenses as a percentage of consolidated revenue as our international operations become a larger percentage of our consolidated results.

Our depreciation and amortization charges result primarily from depreciation related to storage systems, which include racking structures, buildings, building and leasehold improvements and computer systems hardware and software. Amortization relates primarily to customer relationship intangible assets, contract fulfillment costs and data center lease-based intangible assets. Both depreciation and amortization are impacted by the timing of acquisitions.

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2016 results at the 2017 average exchange rates and the 2017 results at the 2018 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue		Average Exchange Rates for the Year Ended December 31,
					Percentage Strengthening / (Weakening) of Foreign Currency
	2017	2018	2017	2018
Australian dollar	4.1%	3.7%	$0.767	$0.748	(2.5)%
Brazilian real	3.6%	2.9%	$0.313	$0.276	(11.8)%
British pound sterling	6.4%	6.6%	$1.288	$1.335	3.6%
Canadian dollar	6.3%	5.9%	$0.771	$0.772	0.1%
Euro	6.7%	7.3%	$1.130	$1.181	4.5%

	Percentage of United States Dollar-Reported Revenue		Average Exchange Rates for the Year Ended December 31,
					Percentage Strengthening / (Weakening) of Foreign Currency
	2016	2017	2016	2017
Australian dollar	4.2%	4.1%	$0.744	$0.767	3.1%
Brazilian real	3.2%	3.6%	$0.288	$0.313	8.7%
British pound sterling	6.8%	6.4%	$1.356	$1.288	(5.0)%
Canadian dollar	6.6%	6.3%	$0.755	$0.771	2.1%
Euro	6.1%	6.7%	$1.107	$1.130	2.1%

The percentage of United States dollar-reported revenues for all other foreign currencies was 11.2%, 12.8% and 12.6% for the years ended December 31, 2016, 2017 and 2018, respectively.

Acquisitions

a. Recall Acquisition

On May 2, 2016, we completed the Recall Transaction. The results of operations of Recall have been included in our consolidated results from May 2, 2016. At the closing of the Recall Transaction, we paid approximately $331.8 million in cash and issued approximately 50.2 million shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166.9 million. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for unaudited pro forma results of operations for us and Recall, as if the Recall Transaction was completed on January 1, 2015, for the year ended December 31, 2016.

b. IODC Acquisition

On January 10, 2018, we completed the IODC Transaction and at the closing of the IODC Transaction, we paid approximately $1,347.0 million. In addition to the amount paid at the closing of the IODC Transaction, there was the potential of $35.0 million in additional payments associated with the execution of future customer contracts through the one-year anniversary of the IODC Transaction, of which approximately $31.0 million is accrued at December 31, 2018. This amount is reported as a third-party commissions asset as a component of Other within Other assets, net, on our Consolidated Balance Sheet at December 31, 2018. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for unaudited pro forma results of operations for us and IODC, as if the IODC Transaction was completed on January 1, 2017, for the years ended December 31, 2017 and 2018.

Divestments

a. Recall Divestments

See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding divestments we agreed to make in connection with the receipt of regulatory approval of the Recall Transaction. See Note 13 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the presentation of the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018.

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

We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2017, respectively, and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017, respectively, through the sale date. Our businesses in Russia and Ukraine represented approximately $17.5 million and $8.6 million of total revenues for the years ended December 31, 2016 and 2017, respectively. Our businesses in Russia and Ukraine represented approximately $0.3 million and $0.9 million of total (loss) income from continuing operations for the years ended December 31, 2016 and 2017, respectively. As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38.9 million to Other expense (income), net, in the second quarter of 2017, representing the excess of the fair value of the consideration received over the carrying value of our businesses in Russia and Ukraine.

c. IMFS Divestment

On September 28, 2018, Iron Mountain Fulfillment Services ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3.0 million (the "IMFS Divestment"). We have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018 through the sale date. The fair value of the consideration received as a result of the IMFS Divestment approximated the carrying value of IMFS and, therefore, during the third quarter of 2018, we recorded an insignificant loss in connection with the IMFS Divestment to Other expense (income), net. Our IMFS business represented approximately $23.8 million, $22.3 million and $20.2 million of total revenues for the years ended December 2016, 2017 and 2018, respectively. Our IMFS business represented approximately $2.7 million, $2.1 million and $1.6 million of total income from continuing operations for the years ended December 31, 2016, 2017 and 2018, respectively. Revenues for the year ended December 31, 2018 reflect the impact of the adoption of ASU 2014-09 whereas revenues for the years ended December 31, 2016 and 2017 do not.

Significant Acquisition Costs

We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $405.0 million, the substantial majority of which was incurred prior to the end of 2018. This amount consists of operating expenditures associated with (1) the Recall Transaction, including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs"). From January 1, 2015 through December 31, 2018, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $388.1 million, including $314.5 million of Significant Acquisition Costs and $73.6 million of capital expenditures.

See Note 14 to Notes to Consolidated Financial Statements included in this Annual Report for more information on Significant Acquisition Costs, including costs recorded by segment as well as recorded between cost of sales and selling, general and administrative expenses.

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for information on the impact to opening balance of (distributions in excess of earnings) earnings in excess of distributions on the Consolidated Balance Sheet.

As a result of the adoption of ASU 2014-09, Adjusted EBITDA for the year ended December 31, 2018 increased by approximately $25.3 million, compared to the prior year period. The adoption of ASU 2014-09 did not have a material impact on Adjusted EPS, FFO (Nareit) or FFO (Normalized) for the year ended December 31, 2018 compared to the prior year period. The revenues for the year ended December 31, 2018 reflect a net $14.2 million, reclassification of certain components of storage rental revenues to service revenues associated with the adoption of ASU 2014-09.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) gain on sale of real estate, net of tax; (5) Significant Acquisition Costs; and (6) REIT Costs (as defined below). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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

Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2015	2016	2017	2018(3)
Income (Loss) from Continuing Operations	$328,955	$125,203	$103,880	$191,723	$376,976
Add/(Deduct):
Gain on Sale of Real Estate, Net of Tax(1)	(8,307)	(850)	(2,180)	(1,565)	(55,328)
(Benefit) Provision for Income Taxes	(97,275)	37,713	44,944	25,947	36,263
Other Expense (Income), Net	65,187	98,590	44,300	79,429	(11,692)
Interest Expense, Net	260,717	263,871	310,662	353,575	409,289
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000	1,412	799	(9,818)
Depreciation and Amortization	353,143	345,464	452,326	522,376	639,514
Intangible Impairments	—	—	—	3,011	—
Significant Acquisition Costs	—	47,014	131,944	84,901	50,665
REIT Costs(2)	22,312	—	—	—	—
Adjusted EBITDA	$925,797	$920,005	$1,087,288	$1,260,196	$1,435,869
_______________________________________________________________________________

(1)
Tax expense associated with the gain on sale of real estate for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 was $2.2 million, $0.2 million, $0.1 million, $0.0 million and $8.5 million, respectively.

(2)	Includes costs associated with our conversion to a REIT, excluding REIT compliance costs beginning January 1, 2014 ("REIT Costs").

(3)
On January 1, 2018, we adopted ASU 2014-09. For information regarding the impact of the adoption of ASU 2014-09 on our consolidated financial statements, see the Revenue Recognition section of Critical Accounting Policies included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2014	2015	2016	2017	2018
Reported EPS—Fully Diluted from Continuing Operations	$1.67	$0.59	$0.41	$0.71	$1.31
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01	—
Gain on Sale of Real Estate, Net of Tax	(0.04)	—	(0.01)	(0.01)	(0.19)
Other Expense (Income), Net	0.33	0.46	0.18	0.30	(0.04)
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	0.01	0.01	0.01	—	(0.03)
Intangible Impairments	—	—	—	0.01	—
Significant Acquisition Costs	—	0.22	0.53	0.32	0.18
REIT Costs	0.11	—	—	—	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.72)	(0.07)	(0.06)	(0.19)	(0.12)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$1.36	$1.21	$1.07	$1.16	$1.10
_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 was 14.4%, 16.8%, 18.5%, 19.7% and 18.2%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax and amortization of data center leased-based intangibles ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss). Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) real estate capital lease depreciation; (5) Significant Acquisition Costs; (6) REIT Costs; (7) the tax impact of reconciling items and discrete tax items; (8) loss (income) from discontinued operations, net of tax; and (9) loss (gain) on sale of discontinued operations, net of tax.

In December 2018, Nareit issued a white paper that provided clarified guidance on the calculation of FFO (Nareit). The calculations below reflect the clarified guidance provided in the Nareit white paper. All previously reported periods have been restated to conform to the current presentation.

Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Year Ended December 31,
	2014	2015	2016	2017	2018
Net Income (Loss)	$328,746	$125,203	$107,233	$185,432	$364,549
Add/(Deduct):
Real Estate Depreciation(1)	177,754	171,640	218,644	247,792	284,804
Gain on Sale of Real Estate, Net of Tax(2)	(8,307)	(850)	(2,180)	(1,565)	(55,328)
Data Center Lease-Based Intangible Assets Amortization(3)	—	—	—	643	43,061
FFO (Nareit)	498,193	295,993	323,697	432,302	637,086
Add/(Deduct):
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	1,065	3,000	1,412	799	(9,818)
Other Expense (Income), Net(4)	65,187	98,590	44,300	79,429	(11,692)
Real Estate Capital Lease Depreciation	6,416	7,160	7,614	11,495	13,650
Significant Acquisition Costs	—	47,014	131,944	84,901	50,665
REIT Costs	22,312	—	—	—	—
Intangible Impairments	—	—	—	3,011	—
Tax Impact of Reconciling Items and Discrete Tax Items(5)	(142,194)	(14,480)	(15,019)	(49,865)	(34,222)
Loss (Income) from Discontinued Operations, Net of Tax(6)	209	—	(3,353)	6,291	12,427
FFO (Normalized)	$451,188	$437,277	$490,595	$568,363	$658,096
_______________________________________________________________________________

(1)
Includes depreciation expense related to real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate capital lease.

(2)
Tax expense associated with the gain on sale of real estate for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 was $2.2 million, $0.2 million, $0.1 million, $0.0 million and $8.5 million, respectively.

(3)
Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as defined in Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report.

(4)
Includes foreign currency transaction losses (gains), net of $58.3 million, $70.9 million, $20.4 million, $43.2 million and $(15.6) million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively. See Note 2.u. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.

(5)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(140.8) million, $(14.6) million, $(2.4) million, $(38.3) million and $(27.8) million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

(6)	Net of tax provision (benefit) of $0.0 million, $0.0 million, $0.8 million, $(1.8) million and $(0.1) million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.
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

Revenue Recognition

Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenues for the year ended December 31, 2018, have historically not been significant. The performance obligation is a series of distinct services (as determined for purposes of ASU 2014-09, a “series”) that have the same pattern of transfer to the customer that is satisfied over time. For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice" and we are applying the "right to invoice" practical expedient to all revenues, with the exception of storage revenues in our data center business.

For all of our businesses, with the exception of the storage component of our data center business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient described above. Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our data center business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our data center business is recognized in the period the data center access or related services are provided.

The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for information on each of the Contract Fulfillment Costs recognized under ASU 2014-09.

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

During the third quarter of 2017, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in an identifiable asset or a group of similar identifiable assets, the acquisition should not be accounted for as the acquisition of a business, but rather the acquisition of an asset. If an acquisition is determined to be a business, goodwill is recognized as part of purchase accounting, whereas with the acquisition of an asset there is no goodwill recognized.

Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for acquisitions of a business has resulted in the capitalization of the cost in excess of the estimated fair value of the net assets acquired in each of these acquisitions as goodwill. We estimate the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of intangible assets (primarily customer relationship and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, leasehold improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes). We complete these assessments within one year of the date of acquisition, as we acquire additional information impacting our estimates as of the acquisition date. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a description of recent acquisitions.

Determining the fair values of the net assets acquired requires management's judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates and market data, among other items. As it relates to our data center acquisitions, the fair values of the net assets acquired requires management's judgment and often involves the use of assumptions with respect to (i) certain economic costs (as described more fully in Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant, (ii) market rental rates and (iii) expectations of lease renewals and extensions. Due to the inherent uncertainty of future events, actual values of net assets acquired could be different from our estimated fair values and could have a material impact on our financial statements.

Of the net assets acquired in our acquisitions, the fair value of owned buildings, including building improvements, customer relationship and data center lease-based intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, including building improvements, customer relationship and lease-based intangible assets and market rental rates for acquired operating leases. For each of the significant acquisitions in our data center business that were completed in 2018, we have engaged third parties to assist us in calculating the fair value of the acquired assets, including lease-based intangible assets. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of acquired owned buildings, including building improvements, and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship intangible assets, above and below market operating leases, and acquired racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We use discounted cash flow models to determine the fair value of customer relationship assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates. We determine the fair value of tangible data center assets using an estimated replacement cost at the date of acquisition, then discounting for age, economic and functional obsolescence.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total property, plant and equipment acquired in our 2018 acquisitions was approximately $1,088.9 million, the significant majority of which we engaged with a third party to assist us in calculating the fair value.

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

We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2016, 2017 and 2018. We concluded that as of October 1, 2016 and October 1, 2018, goodwill was not impaired. As of October 1, 2017, we determined that the fair value of the Consumer Storage reporting unit was less than its carrying value and, therefore, we recorded a $3.0 million impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represents a full write-off of all goodwill associated with this reporting unit. We concluded that the goodwill associated with each of our other reporting unit was not impaired as of October 1, 2017.

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2018 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Global Data Center; (4) Consumer Storage; (5) Fine Arts; (6) Entertainment Services; (7) Western Europe; (8) Northern/Eastern Europe and Middle East and India ("NEE and MEI"); (9) Latin America; (10) Australia, New Zealand and South Africa ("ANZ SA"); and (11) Asia. See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.

Based on our goodwill impairment analysis as of October 1, 2018, our North American Records and Information Management, North American Data Management, Fine Arts, Western Europe, NEE and MEI, Latin America, ANZ SA, and Asia reporting units had estimated fair values that exceeded their carrying values by greater than 20%. These reporting units represent approximately $3,980.8 million, or 89.6%, of our consolidated goodwill balance at December 31, 2018. Our Consumer Storage reporting unit as of December 31, 2018 does not have goodwill. Our Global Data Center and Entertainment Services reporting units had estimated fair values that exceeded their carrying values by less than 20%. These reporting units represent approximately $460.2 million, or 10.4%, of our consolidated goodwill balance at December 31, 2018. The following is a summary of the Global Data Center and Entertainment Services reporting units, including goodwill balances (in thousands), percentage by which the fair value of these reporting units exceeded its carrying value, and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2018:

Reporting Unit	Goodwill balance at October 1, 2018	Percentage by which the fair value of the reporting unit exceeded the reporting unit carrying value as of October 1, 2018	Key assumptions in the fair value of reporting unit measurement as of October 1, 2018
			Discount rate	Average annual contribution margin used in discounted cash flow	Average annual capital expenditures as percentage of revenue(1)	Terminal growth rate(2)
Global Data Center	$454,329	8.8%	10.0%	50.2%	36.1%	3.0%
Entertainment Services	37,370	18.4%	13.0%	32.7%	13.5%	0.8%
_______________________________________________________________________________

(1)	For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and recurring capital expenditures.

(2)	Terminal growth rates are applied in year ten of our discounted cash flow analysis.

As described below, reporting unit valuations are generally determined using a combined approach based on the Income Approach and Market Multiple Approach (both as defined below). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for those reporting units where the estimated fair values exceeded their carrying values by less than 20% as of October 1, 2018. The success of each of these businesses and the achievement of certain key assumptions developed by management and used in the discounted cash flow analyses are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions.

Our Global Data Center business operates in eight markets in the United States and three international markets. We provide mission-critical data centers that are designed and operated to protect and ensure the continued operation of IT infrastructure for our customers. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities to meet the customers’ needs. This may include expansion in an existing data center, acquisition of new facilities or land for development. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand. The business is primarily comprised of acquisitions completed in late 2017 and 2018; therefore, we would expect that the fair value of this reporting unit will closely approximate its carrying value.

The Entertainment Services business operates in a growing, but specialized, global industry influenced by fluctuation and innovation in content production and media storage needs in the studios, sports and marketing industries. It is expected that the growing consumer demand for new content will continue to drive the need for secure storage of digital media, while the rise of streaming media and the proliferation of platforms and formats will drive the need for services associated with the preservation, conversion and restoration of historical content and master film as archives are reviewed, indexed and discovered. Taken together, we believe these factors will result in continued growth of the entertainment storage industry. Our estimate of fair value reflects such growth potential and the corresponding capital needs.

Key factors that could reasonably be expected to have a negative impact on the estimated fair value of these reporting units and potentially result in impairment charges include, but are not limited to: (i) a deterioration in general economic conditions, (ii) significant adverse changes in regulatory factors or in the business climate, and (iii) adverse actions or assessment by regulators, all of which could result in adverse changes to the key assumptions used in valuing the reporting units. The inability to meet the assumptions used in the Income Approach and Market Approach for each of the reporting units, or future adverse market conditions not currently known, could lead to a fair value that is less than the carrying value in any one of our reporting units.

As of December 31, 2018, no factors were identified that would alter our October 1, 2018 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As described more fully in Note 2.h. to Notes to Consolidated Financial
Statements included in this Annual Report, during the fourth quarter of 2018, as a result of changes in the management of our Information Governance and Digital Solutions business in Sweden, we reassessed the composition of our reportable operating segments (see Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments). As a result of this reassessment, we determined that our Information Governance and Digital Solutions business in Sweden (which was previously managed as a component of our Western Europe reporting unit) is now being managed in conjunction with our businesses included in our NEE and MEI reporting unit, which already included the remainder of our business in Sweden. We concluded that the goodwill associated with our Western Europe and NEE and MEI reporting units was not impaired following this change in reporting units.

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

Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2018. With respect to the North American Records and Information Management, North American Data Management, Fine Arts, Western Europe, NEE and MEI, Latin America, ANZ SA and Asia reporting units as of October 1, 2018, we noted that, based on the estimated fair value of these reporting units determined as of October 1, 2018, (i) a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2018 by approximately 8.5% to 10.4% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value; and (ii) a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2018 by a range of approximately 6.2% to 8.8% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value. With respect to the Global Data Center and Entertainment Services reporting units, we noted that, as of October 1, 2018, the estimated fair value of these reporting units exceeds their carrying value by less than 20%. Accordingly, any significant negative change in either the expected annual future cash flows of these reporting units or the discount rate may result in the carrying value of these reporting units exceeding their estimated fair value.

Income Taxes
As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period following the date on which that asset was first owned by a REIT that are attributable to "built-in" gains with respect to that asset on that date. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction and the IODC Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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

At December 31, 2018, we have federal net operating loss carryforwards of $163.0 million available to reduce future federal taxable income, the majority of which expire from 2023 through 2037. Of the $163.0 million, we expect to utilize $49.4 million and realize a federal tax benefit of $10.4 million. A majority of the net operating loss carryforwards and federal tax benefit expected to be realized were generated by the IODC Transaction. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2019 through 2038, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $82.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 67%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2017 and 2018, we had approximately $38.5 million and $35.3 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States.

During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we again reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3.3 million, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $249.2 million as of December 31, 2018. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).

Tax Reform

On December 22, 2017, the Tax Reform Legislation was enacted into law in the United States. The Tax Reform Legislation amended the Code to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The following summarizes certain components of the Tax Reform Legislation and the impact such components of the Tax Reform Legislation. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35% to 21% for taxable years beginning after December 31, 2017.

a. Deemed Repatriation Transition Tax

The Tax Reform Legislation imposed a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”), as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varied depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation would result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8.0% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.

We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160.0 million (the “Undistributed E&P”). We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). After applying the participation deduction, included in our REIT taxable income for 2017 was approximately $70.9 million related to the deemed repatriation of Undistributed E&P.

b.    Global Intangible Low-Taxed Income

For taxable years beginning after December 31, 2017, the Tax Reform Legislation introduced new provisions intended to prevent the erosion of the United States federal income tax base through the taxation of certain global intangible low-taxed income (“GILTI”). The GILTI provisions created a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s United States tax resident shareholder. Generally, GILTI is the excess of the United States shareholder’s pro rata portion of the income of its foreign subsidiaries over the net deemed tangible income return of such subsidiaries.

The GILTI provisions also provide for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and will increase the required minimum distribution to our stockholders. We estimate the amount of the GILTI in our taxable income for the year ending December 31, 2018 to be approximately $20.8 million. We have adopted a policy such that we will recognize no deferred taxes related to basis differences resulting from GILTI.

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

c. Interest Deduction Limitation

The Tax Reform Legislation also limits, for certain entities, the deduction for net interest expense to the sum of business interest income plus 30% of adjusted taxable income (the “Interest Deduction Limitation”). Adjusted taxable income is defined in the Tax Reform Legislation similar to earnings before interest, taxes, depreciation and amortization for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined similar to earnings before interest and taxes for taxable years beginning after December 31, 2021.

The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as an “electing real property trade or business”. As a REIT, IMI, including all of our QRSs, expects to make an election to be treated as an “electing real property trade or business” beginning in our taxable year ended December 31, 2018. As such, the interest deduction limitation will not apply to IMI or our QRSs; however, IMI will be required to utilize the alternative depreciation system for its real property. This election will not have a material impact on our consolidated financial statements. We do not generally believe that our TRSs are eligible for treatment as “electing real property trades or businesses”.

Recent Accounting Pronouncements

See Note 2.w. to Notes to Consolidated Financial Statements included in this Annual Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 and Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2017	2018
Revenues	$3,845,578	$4,225,761	$380,183	9.9%
Operating Expenses	3,196,469	3,470,253	273,784	8.6%
Operating Income	649,109	755,508	106,399	16.4%
Other Expenses, Net	457,386	378,532	(78,854)	(17.2)%
Income from Continuing Operations	191,723	376,976	185,253	96.6%
(Loss) Income from Discontinued Operations, Net of Tax	(6,291)	(12,427)	(6,136)	97.5%
Net Income	185,432	364,549	179,117	96.6%
Net Income Attributable to Noncontrolling Interests	1,611	1,198	(413)	(25.6)%
Net Income Attributable to Iron Mountain Incorporated	$183,821	$363,351	$179,530	97.7%
Adjusted EBITDA(1)	$1,260,196	$1,435,869	$175,673	13.9%
Adjusted EBITDA Margin(1)	32.8%	34.0%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2016	2017
Revenues	$3,511,453	$3,845,578	$334,125	9.5%
Operating Expenses	3,009,847	3,196,469	186,622	6.2%
Operating Income	501,606	649,109	147,503	29.4%
Other Expenses, Net	397,726	457,386	59,660	15.0%
Income from Continuing Operations	103,880	191,723	87,843	84.6%
Income (Loss) from Discontinued Operations, Net of Tax	3,353	(6,291)	(9,644)	(287.6)%
Net Income	107,233	185,432	78,199	72.9%
Net Income Attributable to Noncontrolling Interests	2,409	1,611	(798)	(33.1)%
Net Income Attributable to Iron Mountain Incorporated	$104,824	$183,821	$78,997	75.4%
Adjusted EBITDA(1)	$1,087,288	$1,260,196	$172,908	15.9%
Adjusted EBITDA Margin(1)	31.0%	32.8%
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

REVENUES

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2017	2018
Storage Rental	$2,377,557	$2,622,455	$244,898	10.3%	10.6%	2.4%
Service	1,468,021	1,603,306	135,285	9.2%	9.7%	5.4%
Total Revenues	$3,845,578	$4,225,761	$380,183	9.9%	10.2%	3.6%

				Percentage Change
	Year Ended December 31,
			Dollar Change	Actual	Constant Currency(1)	Internal Growth(2)
	2016	2017
Storage Rental	$2,142,905	$2,377,557	$234,652	11.0%	10.4%	3.9%
Service	1,368,548	1,468,021	99,473	7.3%	6.6%	(0.3)%
Total Revenues	$3,511,453	$3,845,578	$334,125	9.5%	8.9%	2.3%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2017 results at the 2018 average exchange rates and the 2016 results at the 2017 average exchange rates.

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

Storage Rental Revenues

In the year ended December 31, 2018, the increase in reported consolidated storage revenue was driven by the favorable impact of acquisitions/divestitures and consolidated internal storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The impact of acquisitions/divestitures, net of the impact of the adoption of ASU 2014-09, contributed 8.2% to the reported storage rental revenue growth rates for the year ended December 31, 2018 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Internal storage rental revenue growth of 2.4% in the year ended December 31, 2018 compared to the prior year period was driven by internal storage rental revenue growth of 1.7% in our North American Records and Information Management Business segment, including results from revenue management, as well as internal storage rental revenue growth of 1.9% and 5.4% in our Western European Business and Other International Business segments, respectively, primarily caused by volume increases and, to a lesser extent, by revenue management in our Western European Business segment. Internal storage rental revenue growth in our North American Data Management Business was negative 0.3% for the year ended December 31, 2018, primarily due to lower storage volume. Excluding the impact of acquisitions/divestitures, global records management net volumes as of December 31, 2018 were flat compared to the ending volume as of December 31, 2017. Including the impact of acquisitions/divestitures, global records management reported net volumes as of December 31, 2018 increased by 1.0% over the ending volume at December 31, 2017, supported by volume increases of 0.8% and 7.0% in our Western European Business and Other International Business segments, respectively, partially offset by a net volume decrease of 1.4% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2018 by 0.3%, compared to the prior year period.

In the year ended December 31, 2017, the increase in reported consolidated storage revenue was driven by the favorable impact of acquisitions/divestitures, consolidated internal storage rental revenue growth and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 6.5% to the reported storage rental revenue growth rate for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Internal storage rental revenue growth of 3.9% in the year ended December 31, 2017 compared to the prior year period was driven by internal storage rental revenue growth of 3.2% in our North American Records and Information Management Business segment, due to revenue management, as well as internal storage rental revenue growth of 2.4%, 2.3% and 6.6% in our North American Data Management Business, Western European Business and Other International Business segments, respectively, primarily driven by volume increases. Excluding the impact of acquisitions/divestitures, global records management net volumes as of December 31, 2017 increased by 1.1% over the ending volume as of December 31, 2016. Global records management reported net volumes, including acquisitions/divestitures, as of December 31, 2017 increased by 1.7% over the ending volume at December 31, 2016, supported by volume increases of 1.7% and 6.0% in our Western European Business and Other International Business segments, respectively. Ending net volume including acquisitions/ divestitures at December 31, 2017 in our North American Records and Information Management Business segment was flat compared to the ending net volume at December 31, 2016 due to customers generating fewer documents requiring storage. Foreign currency exchange rate fluctuations increased our reported storage rental revenue growth rate for the year ended December 31, 2017 by 0.6%, compared to the prior year period.

Service Revenues

In the year ended December 31, 2018, the increase in reported consolidated service revenue was driven by internal service revenue growth and the favorable impact of acquisitions/divestitures, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 4.3% to the reported service revenue growth rate for the year ended December 31, 2018, compared to the prior year period. Internal service revenue growth was 5.4% for the year ended December 31, 2018, compared to the prior year period, and was primarily driven by increased secured shredding revenues, in part due to higher recycled paper prices and customer acquisitions, and increased project activity in our North American Records and Information Management Business segment and project activity in our Other International Business and Western European Business segments, partially offset by continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business in this segment becomes more archival in nature and tape volumes decline. Foreign currency exchange rate fluctuations decreased our reported service revenue growth for the year ended December 31, 2018 by 0.5%, compared to the prior year period.

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

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $380.2 million, or 9.9%, to $4,225.8 million for the year ended December 31, 2018 from $3,845.6 million for the year ended December 31, 2017. The net impact of acquisitions/divestitures contributed 6.6% to the reported consolidated revenue growth rate for the year ended December 31, 2018 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Consolidated internal revenue growth was 3.6% in the year ended December 31, 2018 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue by 0.3% in the year ended December 31, 2018 compared to the prior year period, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar, partially offset by the strengthening of the British pound sterling, Canadian dollar and the Euro against the United States dollar, based on an analysis of weighted average rates for the comparable periods.

For the reasons stated above, our reported consolidated revenues increased $334.1 million, or 9.5%, to $3,845.6 million for the year ended December 31, 2017 from $3,511.5 million for the year ended December 31, 2016. The net impact of acquisitions/divestitures contributed 6.6% to the reported consolidated revenue growth rate for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Consolidated internal revenue growth was 2.3% in the year ended December 31, 2017 compared to the prior year period. Foreign currency exchange rate fluctuations increased our reported consolidated revenue by 0.6% in the year ended December 31, 2017 compared to the prior year period, primarily due to the strengthening of the Australian dollar, Brazilian real, Canadian dollar and the Euro against the United States dollar, partially offset by the weakening of the British pound sterling against the United States dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2017				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	3.0%	4.8%	3.5%	4.2%	3.7%	1.9%	2.3%	1.9%
Service Revenue	0.6%	(1.1)%	(0.2)%	(0.1)%	1.4%	7.6%	7.1%	6.1%
Total Revenue	2.0%	2.5%	2.0%	2.5%	2.8%	4.1%	4.1%	3.5%

We expect our consolidated internal storage rental revenue growth rate for 2019 to be approximately 1.75% to 2.5% and our consolidated internal total revenue growth rate to be approximately 2.0% to 2.5%. During the past eight quarters, our internal storage rental revenue growth rate has ranged between 1.9% and 4.8%. Consolidated internal storage rental revenue growth and consolidated total internal revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the second quarter of 2017, from a $4.2 million customer termination fee in our Global Data Center Business segment. Conversely, consolidated internal storage rental revenue growth and consolidated total internal revenue growth for the second quarter of 2018 were negatively impacted by the 0.8% and 0.5%, respectively, related to this termination fee. Our internal storage rental revenue growth rates have declined over the past two fiscal years, as internal storage rental revenue growth for full year 2017 and 2018 was 3.9% and 2.4%, respectively. At various points in the economic cycle, internal storage rental revenue growth may be influenced by changes in pricing and volume. In 2018, we experienced modest volume declines in our North American Records and Information Management Business and North American Data Management Business segments, with internal storage rental revenue growth coming primarily from revenue management in these segments and volume growth in our Western European Business and Other International Business segments, although at a slower rate than prior quarters. Within these business segments, we expect these trends to continue into the next few years.

The internal growth rate for service revenue is inherently more volatile than the internal growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The internal growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued service declines in service revenue activity levels in our North American Data Management Business segment as the storage business becomes more archival in nature. The recent increase in internal service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018, respectively, reflects a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and customer acquisitions in recent quarters. We do not expect these trends to be as favorable in 2019.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2017	2018	Dollar Change	Actual	Constant Currency	2017	2018
Labor	$786,314	$818,729	$32,415	4.1%	4.7%	20.4%	19.4%	(1.0)%
Facilities	581,112	651,114	70,002	12.0%	12.5%	15.1%	15.4%	0.3%
Transportation	142,184	158,528	16,344	11.5%	12.2%	3.7%	3.8%	0.1%
Product Cost of Sales and Other	155,215	165,583	10,368	6.7%	8.0%	4.0%	3.9%	(0.1)%
Significant Acquisition Costs	20,493	7,628	(12,865)	(62.8)%	(63.0)%	0.5%	0.2%	(0.3)%
Total Cost of Sales	$1,685,318	$1,801,582	$116,264	6.9%	7.5%	43.8%	42.6%	(1.2)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

	2016	2017	Dollar Change	Actual	Constant Currency	2016	2017
Labor	$756,525	$786,314	$29,789	3.9%	3.2%	21.5%	20.4%	(1.1)%
Facilities	522,696	581,112	58,416	11.2%	10.4%	14.9%	15.1%	0.2%
Transportation	132,183	142,184	10,001	7.6%	6.9%	3.8%	3.7%	(0.1)%
Product Cost of Sales and Other	144,410	155,215	10,805	7.5%	6.5%	4.1%	4.0%	(0.1)%
Significant Acquisition Costs	11,963	20,493	8,530	71.3%	67.3%	0.3%	0.5%	0.2%
Total Cost of Sales	$1,567,777	$1,685,318	$117,541	7.5%	6.7%	44.6%	43.8%	(0.8)%

Labor

Labor expenses decreased to 19.4% of consolidated revenues in the year ended December 31, 2018 compared to 20.4% in the year ended December 31, 2017. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by a decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, partially attributable to synergies associated with our acquisition of Recall and cost management initiatives. On a constant dollar basis, labor expenses for the year ended December 31, 2018 increased by $37.1 million, or 4.7%, compared to the prior year period, primarily driven by recent acquisitions.

Labor expenses decreased to 20.4% of consolidated revenues in the year ended December 31, 2017 compared to 21.5% in the year ended December 31, 2016. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by a decrease in labor expenses associated with our North American Records and Information Management Business segment as a percentage of consolidated revenues, primarily associated with wages and benefits growing at a lower rate than revenues, partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, labor expenses for the year ended December 31, 2017 increased by $24.3 million, or 3.2%, compared to the prior year period, primarily driven by our acquisition of Recall.

Facilities

Facilities expenses increased to 15.4% of consolidated revenues in the year ended December 31, 2018 compared to 15.1% in the year ended December 31, 2017. The 30 basis points increase in facilities expenses as a percentage of consolidated revenues was primarily driven by a 115 basis point increase in facilities expenses in our Global Data Center Business segment, primarily driven by an increase in utility costs, which most customers are billed for, supporting power generation as a result of an increase in the number of facilities from our recent acquisitions, partially offset by a 80 basis point decrease in facilities expenses in our North American Records and Information Management Business segment partially attributable to synergies associated with our acquisition of Recall. On a constant dollar basis, facilities expenses for the year ended December 31, 2018 increased by $72.2 million, or 12.5%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.

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

Transportation

Transportation expenses increased to 3.8% of consolidated revenues for the year ended December 31, 2018 compared to 3.7% for the year ended December 31, 2017. The increase in transportation expenses as a percentage of consolidated revenues was driven by higher fuel costs and the impact of our adoption of ASU 2014-09. On a constant dollar basis, transportation expenses for the year ended December 31, 2018 increased by $17.2 million, or 12.2%, compared to the prior year period, primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Corporate and Other Business segment, fuel costs and the impact of our adoption of ASU 2014-09.

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

Product Cost of Sales and Other

Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, decreased to 3.9% of consolidated revenues for the year ended December 31, 2018 compared to 4.0% in the year ended December 31, 2017. The decrease in product cost of sales and other as a percentage of revenue was driven by costs associated with project activity growing at a lower rate than revenue, primarily in our North American Records and Information Management Business segment. On a constant dollar basis, product cost of sales and other increased by $12.3 million, or 8.0%, compared to the prior year period, primarily driven by special project costs, in part due to acquisitions in our Global Data Center Business segment.

For the year ended December 31, 2017, product cost of sales and other increased by $9.5 million, or 6.5%, on a constant dollar basis compared to the prior year period, primarily driven by our acquisition of Recall.

Significant Acquisition Costs

Significant Acquisition Costs included in cost of sales were $7.6 million for the year ended December 31, 2018, and primarily consisted of employee severance costs and facility integration costs associated with the Recall acquisition. Significant Acquisition Costs included in cost of sales were $20.5 million for the year ended December 31, 2017, and primarily consisted of employee severance costs and facility integration costs including labor, maintenance, transportation and other costs related to building moves and consolidation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change
	2017	2018		Actual	Constant Currency	2017	2018
General and Administrative	$520,504	$566,406	$45,902	8.8%	9.2%	13.5%	13.4%	(0.1)%
Sales, Marketing & Account Management	253,117	257,306	4,189	1.7%	1.6%	6.6%	6.1%	(0.5)%
Information Technology	132,110	153,601	21,491	16.3%	16.4%	3.4%	3.6%	0.2%
Bad Debt Expense	14,826	18,625	3,799	25.6%	29.4%	0.4%	0.4%	—%
Significant Acquisition Costs	64,408	43,037	(21,371)	(33.2)%	(32.7)%	1.7%	1.0%	(0.7)%
Total Selling, General and Administrative Expenses	$984,965	$1,038,975	$54,010	5.5%	5.8%	25.6%	24.6%	(1.0)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2016	2017	Dollar Change	Actual	Constant Currency	2016	2017
General and Administrative	$504,545	$520,504	$15,959	3.2%	2.8%	14.4%	13.5%	(0.9)%
Sales, Marketing & Account Management	238,178	253,117	14,939	6.3%	6.0%	6.8%	6.6%	(0.2)%
Information Technology	116,923	132,110	15,187	13.0%	12.8%	3.3%	3.4%	0.1%
Bad Debt Expense	8,705	14,826	6,121	70.3%	70.7%	0.2%	0.4%	0.2%
Significant Acquisition Costs	119,981	64,408	(55,573)	(46.3)%	(46.8)%	3.4%	1.7%	(1.7)%
Total Selling, General and Administrative Expenses	$988,332	$984,965	$(3,367)	(0.3)%	(0.7)%	28.1%	25.6%	(2.5)%

General and Administrative

General and administrative expenses decreased to 13.4% of consolidated revenues for the year ended December 31, 2018 compared to 13.5% for the year ended December 31, 2017. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense as a percentage of consolidated revenues, partially attributable to synergies associated with our acquisition of Recall, as well as lower professional fees. On a constant dollar basis, general and administrative expenses for the year ended December 31, 2018 increased by $47.6 million, or 9.2%, compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment.

General and administrative expenses decreased to 13.5% of consolidated revenues for the year ended December 31, 2017 compared to 14.4% for the year ended December 31, 2016. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven mainly by a decrease in compensation expense, partially attributable to the plan implemented during the third quarter of 2015 that called for certain organizational realignments to reduce our overhead costs, particularly in our developed markets, in order to optimize our selling, general and administrative cost structure and to support investments to advance our growth strategy (the "Transformation Initiative") and synergies associated with our acquisition of Recall, partially offset by an increase in professional fees associated with innovation initiatives. On a constant dollar basis, general and administrative expenses for the year ended December 31, 2017 increased by $14.4 million, or 2.8%, compared to the prior year period, primarily driven by our acquisition of Recall.

Sales, Marketing & Account Management

Sales, marketing and account management expenses decreased to 6.1% of consolidated revenues for the year ended December 31, 2018 compared to 6.6% for the year ended December 31, 2017. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to the impact of our adoption of ASU 2014-09 related to capitalization of commissions. On a constant dollar basis, sales, marketing and account management expenses for the year ended December 31, 2018 increased by $4.1 million, or 1.6%, compared to the prior year period, primarily driven by recent acquisitions in our Global Data Center Business segment.

Sales, marketing and account management expenses decreased to 6.6% of consolidated revenues for the year ended December 31, 2017 compared to 6.8% for the year ended December 31, 2016. The decrease was driven by a decrease in sales, marketing and account management expenses in our North American Records and Information Business segment, primarily associated with wages and benefits growing at a lower rate than revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall. On a constant dollar basis, sales, marketing and account management expenses for the year ended December 31, 2017 increased by $14.4 million, or 6.0%, compared to the prior year period, primarily driven by our acquisition of Recall.

Information Technology

Information technology expenses increased to 3.6% of consolidated revenues for the year ended December 31, 2018 compared to 3.4% for the year ended December 31, 2017. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees. On a constant dollar basis, information technology expenses for the year ended December 31, 2018 increased by $21.7 million, or 16.4%, compared to the prior year period, primarily driven by an increase in professional fees.

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

Bad Debt Expense

We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Consolidated bad debt expense for the year ended December 31, 2018 is 0.4% of consolidated revenues compared to 0.4% for the year ended December 31, 2017. On a constant dollar basis, bad debt expense for the year ended December 31, 2018 increased by $4.2 million, or 29.4%, compared to the prior year period primarily due to higher bad debt expense associated with our North American Records and Information Management Business and North American Data Management Business segments.

Consolidated bad debt expense for the year ended December 31, 2017 increased to 0.4% of consolidated revenues for the year ended December 31, 2017 compared to 0.2% for the year ended December 31, 2016. On a constant dollar basis, bad debt expense for the year ended December 31, 2017 increased by $6.1 million, or 70.7%, compared to the prior year period primarily due to higher bad debt expense in our Other International Business segment.

Significant Acquisition Costs

Significant Acquisition Costs included in selling, general and administrative expenses were $43.0 million, $64.4 million and $120.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, and primarily consisted of advisory and professional fees and labor costs, as well as severance costs.

Depreciation and Amortization

Depreciation expense increased $46.4 million, or 11.4%, on a reported dollar basis for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased depreciation of property, plant and equipment acquired in the recent acquisitions in our Global Data Center Business segment. See Note 2.f. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated. Depreciation expense increased $40.8 million, or 11.2%, on a reported dollar basis for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increased depreciation of property, plant and equipment acquired in the Recall Transaction.

Amortization expense increased $70.7 million, or 60.9%, on a reported dollar basis for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to recent acquisitions in our Global Data Center Business segment and, to a lesser extent, the adoption of ASU 2014-09. Amortization expense increased $29.3 million, or 33.7%, on a reported dollar basis for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increased amortization of customer relationship intangible assets acquired in the Recall Transaction, which are amortized over a weighted average useful life of 13 years.

Gain on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net

Consolidated gain on disposal/write-down of property, plant and equipment (excluding real estate), net was $9.8 million for the year ended December 31, 2018 and consisted primarily of gains associated with the involuntary conversion of assets included in a facility that we own in Argentina which was partially destroyed in a fire in 2014, for which we received insurance proceeds in excess of the carrying amount of such assets during the fourth quarter of 2018.
OTHER EXPENSES, NET
Interest Expense, Net (in thousands)

Consolidated interest expense, net increased $51.7 million to $409.3 million for the year ended December 31, 2018 from $353.6 million for the year ended December 31, 2017. Interest expense, net increased $42.9 million to $353.6 million for the year ended December 31, 2017 from $310.7 million for the year ended December 31, 2016. The increase in interest expense, net in each of the years ended December 31, 2018 and 2017 compared to the prior year period was the result of higher average debt outstanding during those periods. Our weighted average interest rate was 4.9% and 5.0% at December 31, 2018 and 2017, respectively. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.

Other Expense (Income), Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2017	2018
Foreign currency transaction losses, net	$43,248	$(15,567)	$(58,815)
Debt extinguishment expense	78,368	—	(78,368)
Other, net	(42,187)	3,875	46,062
	$79,429	$(11,692)	$(91,121)

	Year Ended December 31,
			Dollar Change
	2016	2017
Foreign currency transaction losses, net	$20,413	$43,248	$22,835
Debt extinguishment expense	9,283	78,368	69,085
Other, net	14,604	(42,187)	(56,791)
	$44,300	$79,429	$35,129

Foreign Currency Transaction Losses

We recorded net foreign currency transaction gains of $15.6 million in the year ended December 31, 2018, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling and Canadian dollar against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below). These gains were partially offset by losses resulting primarily from the impact of changes in the exchange rate of each of the Australian dollar, Brazilian real and the Turkish lira against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries.

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

Debt Extinguishment Expense

During the year ended December 31, 2017, we recorded a debt extinguishment charge of $78.4 million primarily related to the early extinguishment of (i) the 6% Notes due 2020, (ii) the 6 1/8% CAD Senior Notes due 2021 and (iii) the GBP Notes due 2022 (each as defined and described more fully in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report), consisting of the write-off of unamortized deferred financing costs and call premiums. During the year ended December 31, 2016, we recorded a debt extinguishment charge of $9.3 million related to the termination of the Bridge Facility (as defined and described more fully in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report), which primarily consists of the write-off of unamortized deferred financing costs.

Other, Net

Other, net in the year ended December 31, 2017 includes a gain of $38.9 million associated with the Russia and Ukraine Divestment (see Note 13 to Notes to Consolidated Financial Statements included in this Annual Report). Other, net in the year ended December 31, 2016 includes a charge of $15.4 million associated with the loss on disposal of the Australia Divestment Business and a charge of $1.4 million associated with the loss on disposal of the Iron Mountain Canadian Divestments, partially offset by $0.8 million of gains associated with a deferred compensation plan we sponsor.

Provision (Benefit) for Income Taxes

Our effective tax rates for the years ended December 31, 2016, 2017 and 2018 were 30.6%, 12.0% and 10.1%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

On December 22, 2017, the Tax Reform Legislation was enacted into law in the United States. The Tax Reform Legislation amended the Code to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The components of the Tax Reform Legislation are described in detail in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35.0% to 21.0% for taxable years beginning after December 31, 2017.

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

The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2018 were the benefit derived from the dividends paid deduction of $35.2 million, the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of approximately $5.5 million and a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter.

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

Gain on Sale of Real Estate, Net of Tax

Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2018 was $55.3 million and consisted primarily of the sale of land and buildings in the United Kingdom. Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2017 was $1.6 million and consisted primarily of the sale of land and a building in the United States for net proceeds of approximately $12.7 million. Consolidated gain on sale of real estate, net of tax for the year ended December 31, 2016 was $2.2 million, associated with the sale of certain land and buildings in North America.

INCOME FROM CONTINUING OPERATIONS and ADJUSTED EBITDA (in thousands)

The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations and Adjusted EBITDA:

	Year Ended December 31,		Dollar Change	Percentage Change
	2017	2018
Income from Continuing Operations	$191,723	$376,976	$185,253	96.6%
Income from Continuing Operations as a percentage of Consolidated Revenue	5.0%	8.9%
Adjusted EBITDA	$1,260,196	$1,435,869	$175,673	13.9%
Adjusted EBITDA Margin	32.8%	34.0%

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2017
Income from Continuing Operations	$103,880	$191,723	$87,843	84.6%
Income from Continuing Operations as a percentage of Consolidated Revenue	3.0%	5.0%
Adjusted EBITDA	$1,087,288	$1,260,196	$172,908	15.9%
Adjusted EBITDA Margin	31.0%	32.8%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS

(Loss) income from discontinued operations, net of tax was $(12.4) million, $(6.3) million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to the operations of the Recall Divestments (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report).
NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $1.2 million, $1.6 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments.

North American Records and Information Management Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$1,221,495	$1,222,230	$735	0.1%	0.1%	1.7%
Service	828,851	915,551	86,700	10.5%	10.4%	7.8%
Segment Revenue	$2,050,346	$2,137,781	$87,435	4.3%	4.3%	4.2%
Segment Adjusted EBITDA(1)	$884,158	$956,890	$72,732
Segment Adjusted EBITDA Margin(2)	43.1%	44.8%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2016	2017		Actual
Storage Rental	$1,150,646	$1,221,495	$70,849	6.2%	5.9%	3.2%
Service	780,053	828,851	48,798	6.3%	6.0%	1.1%
Segment Revenue	$1,930,699	$2,050,346	$119,647	6.2%	6.0%	2.4%
Segment Adjusted EBITDA(1)	$775,717	$884,158	$108,441
Segment Adjusted EBITDA Margin(2)	40.2%	43.1%
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

For the year ended December 31, 2018, reported revenue in our North American Records and Information Management Business segment increased 4.3% compared to the year ended December 31, 2017, due to internal revenue growth and the favorable net impact of acquisitions and the adoption of ASU 2014-09. Internal revenue growth of 4.2% was primarily the result of internal storage rental revenue growth of 1.7%, driven by revenue management, partially offset by volume decreases, and internal service revenue growth of 7.8% driven by growth in secure shredding revenue, in part due to higher recycled paper prices and customer acquisitions, and increased project and destruction activity. The net impact of acquisitions and the adoption of ASU 2014-09 contributed 0.1% to the reported revenue growth rates in our North American Records and Information Management Business segment for the year ended December 31, 2018, compared to the prior year period. Adjusted EBITDA margin increased 170 basis points during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to synergies associated with our acquisition of Recall, cost management initiatives, the capitalization of certain commissions as a result of our adoption of ASU 2014-09 and the benefit of revenue management.

For the year ended December 31, 2017, reported revenue in our North American Records and Information Management Business segment increased 6.2% compared to the year ended December 31, 2016, primarily due to the favorable net impact of acquisitions/divestitures and internal revenue growth. The net impact of acquisitions/divestitures contributed 3.6% to the reported revenue growth rate in our North American Records and Information Management Business segment for the year ended December 31, 2017 compared to the prior year period, driven by our acquisition of Recall. Internal revenue growth of 2.4% in the year ended December 31, 2017 was primarily the result of internal storage rental revenue growth of 3.2% in the year ended December 31, 2017, due to revenue management and internal service revenue growth of 1.1% in the year ended December 31, 2017, driven by growth in secure shredding revenues, in part due to higher recycled paper prices, partially offset by a decline in retrieval/re-file activity and the related decrease in transportation revenues. Adjusted EBITDA margin increased 290 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to the Transformation Initiative and synergies associated with our acquisition of Recall, as well as lower professional fees.

North American Data Management Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$276,416	$273,193	$(3,223)	(1.2)%	(1.2)%	(0.3)%
Service	125,224	120,800	(4,424)	(3.5)%	(3.5)%	(5.4)%
Segment Revenue	$401,640	$393,993	$(7,647)	(1.9)%	(1.9)%	(1.9)%
Segment Adjusted EBITDA(1)	$223,324	$213,893	$(9,431)
Segment Adjusted EBITDA Margin(2)	55.6%	54.3%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$264,148	$276,416	$12,268	4.6%	4.5%	2.4%
Service	128,666	125,224	(3,442)	(2.7)%	(2.8)%	(7.8)%
Segment Revenue	$392,814	$401,640	$8,826	2.2%	2.1%	(1.0)%
Segment Adjusted EBITDA(1)	$224,522	$223,324	$(1,198)
Segment Adjusted EBITDA Margin(2)	57.2%	55.6%
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

For the year ended December 31, 2018, reported revenue in our North American Data Management Business segment decreased 1.9%, compared to the year ended December 31, 2017, due to negative internal revenue growth. The negative internal revenue growth of 1.9% for the year ended December 31, 2018 was primarily attributable to a decline in internal service revenue growth of 5.4% due to continued declines in service revenue activity levels as the business becomes more archival in nature, as well as a decline in internal storage rental revenue of 0.3%, primarily attributable to volume decreases partially offset by the impact of revenue management. Adjusted EBITDA margin decreased 130 basis points during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily associated with investments in product management and development, as well as lower revenue not being offset by fixed costs.

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

Western European Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$303,205	$325,624	$22,419	7.4%	3.4%	1.9%
Service	187,541	195,931	8,390	4.5%	0.4%	1.1%
Segment Revenue	$490,746	$521,555	$30,809	6.3%	2.2%	1.6%
Segment Adjusted EBITDA(1)	$159,142	$180,172	$21,030
Segment Adjusted EBITDA Margin(2)	32.4%	34.5%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$275,659	$303,205	$27,546	10.0%	11.4%	2.3%
Service	171,698	187,541	15,843	9.2%	10.2%	1.3%
Segment Revenue	$447,357	$490,746	$43,389	9.7%	10.9%	1.9%
Segment Adjusted EBITDA(1)	$136,985	$159,142	$22,157
Segment Adjusted EBITDA Margin(2)	30.6%	32.4%
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

For the year ended December 31, 2018, reported revenue in our Western European Business segment increased 6.3%, compared to the year ended December 31, 2017, due to favorable fluctuations in foreign currency exchange rates and internal revenue growth. Internal revenue growth was 1.6%, primarily attributable to internal storage rental revenue growth of 1.9%, primarily associated with volume increases, and to a lesser extent, revenue management and internal service revenue growth of 1.1%, driven by increased project and destruction activity. For the year ended December 31, 2018, foreign currency exchange rate fluctuations increased our reported revenues for the Western European Business segment by 4.1%, compared to the prior year period due to the strengthening of the Euro and British pound sterling against the United States dollar. Adjusted EBITDA margin increased 210 basis points during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by wages and benefits and transportation expense growing at a lower rate than revenue as a result of synergies associated with our acquisition of Recall, cost management initiatives and the impact of our adoption of ASU 2014-09, partially offset by higher bad debt expense.

For the year ended December 31, 2017, reported revenue in our Western European Business segment increased 9.7%, compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures and internal revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/ divestitures contributed 9.0% to the reported revenue growth rates in our Western European Business segment for the year ended December 31, 2017, compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2017 was 1.9%, primarily attributable to internal storage rental revenue growth of 2.3% for the year ended December 31, 2017, primarily associated with volume increases. For the year ended December 31, 2017, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 1.2%, compared to the prior year period due to the weakening of the British pound sterling against the United States dollar. Adjusted EBITDA margin increased 180 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by a decrease in selling, general and administrative expenses as a percentage of segment revenue, associated with wages and benefits growing at a lower rate than revenue as a result of the Transformation Initiative and synergies associated with our acquisition of Recall.

Other International Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$493,118	$512,358	$19,240	3.9%	7.8%	5.4%
Service	302,733	308,975	6,242	2.1%	6.6%	5.0%
Segment Revenue	$795,851	$821,333	$25,482	3.2%	7.4%	5.2%
Segment Adjusted EBITDA(1)	$227,312	$243,008	$15,696
Segment Adjusted EBITDA Margin(2)	28.6%	29.6%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$393,005	$493,118	$100,113	25.5%	21.9%	6.6%
Service	266,365	302,733	36,368	13.7%	10.4%	(0.6)%
Segment Revenue	$659,370	$795,851	$136,481	20.7%	17.3%	3.7%
Segment Adjusted EBITDA(1)	$169,563	$227,312	$57,749
Segment Adjusted EBITDA Margin(2)	25.7%	28.6%
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

For the year ended December 31, 2018, reported revenue in our Other International Business segment increased 3.2% compared to the year ended December 31, 2017, due to internal revenue growth and the favorable impact of acquisitions/divestitures, partially offset by unfavorable fluctuations in foreign currency exchange rates. Internal revenue growth was 5.2%, supported by 5.4% internal storage rental revenue growth, primarily due to volume increases, and 5.0% internal service revenue growth, primarily due to increased project activity. The net impact of acquisitions/divestitures contributed 2.2% to reported revenue growth for the year ended December 31, 2018, compared to the prior year period. For the year ended December 31, 2018, foreign currency exchange rate fluctuations decreased our reported revenues for the Other International Business segment by 4.2% compared to the prior year period, primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 100 basis points during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to compensation growing at a lower rate than revenue, in part due to cost management initiatives and lower bad debt expense, partially offset by increases in facility maintenance and project costs.

For the year ended December 31, 2017, reported revenue in our Other International Business segment increased 20.7% compared to the year ended December 31, 2016, due to the favorable net impact of acquisitions/divestitures, internal revenue growth and favorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 13.6% to the reported revenue growth rate in our Other International Business segment for the year ended December 31, 2017 compared to the prior year period, primarily driven by our acquisition of Recall. Internal revenue growth for the year ended December 31, 2017 was 3.7%, supported by 6.6% internal storage rental revenue growth, primarily due to volume increases, partially offset by negative 0.6% internal service revenue growth, primarily due to decreased project activity. Foreign currency fluctuations in the year ended December 31, 2017 resulted in increased revenue, as measured in United States dollars, of approximately 3.4% compared to the prior year period, primarily due to the strengthening of the Australian dollar, Brazilian real and Euro against the United States dollar. Adjusted EBITDA margin increased 290 basis points during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a higher margin business in Australia as a result of our acquisition of Recall and to a lesser extent, synergies associated with our acquisition of Recall.

Global Data Center Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$35,839	$218,675	$182,836	510.2%	510.2%	8.2%
Service	1,855	10,308	8,453	455.7%	455.7%	24.5%
Segment Revenue	$37,694	$228,983	$191,289	507.5%	507.5%	9.0%
Segment Adjusted EBITDA(1)	$11,275	$99,574	$88,299
Segment Adjusted EBITDA Margin(2)	29.9%	43.5%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$22,026	$35,839	$13,813	62.7%	62.7%	29.0%
Service	2,223	1,855	(368)	(16.6)%	(16.6)%	(24.8)%
Segment Revenue	$24,249	$37,694	$13,445	55.4%	55.4%	24.0%
Segment Adjusted EBITDA(1)	$6,212	$11,275	$5,063
Segment Adjusted EBITDA Margin(2)	25.6%	29.9%
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

For the year ended December 31, 2018, reported revenue in our Global Data Center Business segment increased 507.5% compared to the year ended December 31, 2017, due to the impact of acquisitions. The impact of acquisitions contributed 498.5% to the reported revenue growth rate in our Global Data Center Business segment for the year ended December 31, 2018 compared to the prior year period (see Note 6 of Notes to Consolidated Financial Statements included in this Annual Report for additional acquisition details). Adjusted EBITDA increased $88.3 million for the year ended December 31, 2018 compared to prior year period, primarily due to acquisitions.

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

Corporate and Other Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2017	2018
Storage Rental	$47,484	$70,375	$22,891	48.2%	48.2%	5.6%
Service	21,817	51,741	29,924	137.2%	137.2%	21.2%
Segment Revenue	$69,301	$122,116	$52,815	76.2%	76.2%	10.6%
Segment Adjusted EBITDA(1)	$(245,015)	$(257,668)	$(12,653)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.4)%	(6.1)%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Internal Growth
	2016	2017
Storage Rental	$37,421	$47,484	$10,063	26.9%	26.9%	4.0%
Service	19,543	21,817	2,274	11.6%	11.6%	(8.7)%
Segment Revenue	$56,964	$69,301	$12,337	21.7%	21.7%	(0.3)%
Segment Adjusted EBITDA(1)	$(225,711)	$(245,015)	$(19,304)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(6.4)%	(6.4)%
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

During the year ended December 31, 2018, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues increased 30 basis points compared to the year ended December 31, 2017. Adjusted EBITDA in the Corporate and Other Business segment decreased $12.7 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by higher professional fees, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

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

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2016	2017	2018
Cash flows from operating activities—continuing operations	$541,216	$724,259	$936,544
Cash flows from investing activities—continuing operations	(632,703)	(599,448)	(2,230,128)
Cash flows from financing activities—continuing operations	125,373	540,425	550,678
Cash and cash equivalents at the end of year	236,484	925,699	165,485

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash flows provided by operating activities increased by $212.3 million compared to the prior year period. The primary factors that impacted the increase in cash flows provided by operating activities were an increase in net income (including non-cash charges and realized foreign exchange losses) of $160.6 million and a decrease in cash used in working capital of $51.7 million, primarily related to the timing of collections of accounts receivable, partially offset by the timing of payments associated with our accounts payable.

Cash Flows from Investing Activities

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

Our significant investing activities for the year ended December 31, 2018 are highlighted below:

•
We paid cash for acquisitions (net of cash acquired) of $1,758.6 million, primarily funded by the net proceeds of our issuance of the 5 1/4% Notes, the net proceeds of the Equity Offering and Over-Allotment Option and borrowings under our Revolving Credit Facility (each as defined below).

•
We paid cash for capital expenditures of $460.1 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, and incurred both customer inducements (which consists of permanent withdrawal fees following the adoption of ASU 2014-09) and Contract Fulfillment Costs (as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report) for the year ended December 31, 2018 of $63.6 million, $8.9 million and $26.2 million, respectively.

Cash Flows from Financing Activities

Our significant financing activities for the year ended December 31, 2018 included:

•	Net proceeds of $288.0 million primarily associated with the borrowings and repayments on our Revolving Credit Facility.

•	Net proceeds of $178.3 million associated with the borrowings on our UK Bilateral Facility (as defined below).

•	Net proceeds of $693.2 million associated with the borrowing of our Term Loan B (as defined below).

•	Net proceeds of $76.2 million from the exercise of the Over-Allotment Option.

•	Net proceeds of $8.7 million from sales of stock under our At The Market (ATM) Equity Program.

•	Payment of dividends in the amount of $673.6 million on our common stock.

•	Payment of $16.4 million for debt financing and equity issuance costs.

Capital Expenditures

We present two categories of capital expenditures: (1) Growth Investment Capital Expenditures and (2) Recurring Capital Expenditures with the following sub-categories: (i) Real Estate, (ii) Non-Real Estate, (iii) Data Center and (iv) Innovation (for growth investment only). Data Center capital expenditures, which was previously presented as its own category that included growth and recurring capital expenditures, is now a sub-category with capital expenditures allocated between Growth Investment Capital Expenditures and Recurring Capital Expenditures.
Growth Investment Capital Expenditures:

•
Real Estate: Expenditures primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures to grow our revenues or achieve operational efficiencies.

•	Non-Real Estate: Expenditures that support the growth of our business, and/or increase our profitability, such as customer-inventory technology systems, security upgrades or system enhancements.

•
Data Center: Expenditures primarily related to investments in new construction of data center facilities (including the acquisition of land and development of facilities) or capacity expansion in existing buildings.

•	Innovation: Discretionary capital expenditures in significant new products and services in new, existing or AB opportunities.

Recurring Capital Expenditures:

•	Real Estate: Expenditures primarily related to the replacement of components of real estate assets such as buildings, building improvements, leasehold improvements and racking structures.

•
Non-Real Estate: Expenditures primarily related to the replacement of customer-facing assets such as containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets.

•	Data Center: Expenditures related to the upgrade or re-configuration of existing data center assets.

The following table presents our capital spend for 2016, 2017 and 2018 organized by the type of the spending as described above. We have reclassified the categorization of our prior year capital expenditures to conform with our current presentation.

Nature of Capital Spend (in thousands)	2016	2017	2018
Growth Investment Capital Expenditures:
Real Estate	$133,079	$139,822	$138,307
Non-Real Estate	40,509	56,297	52,737
Data Center	72,571	92,265	162,666
Innovation	8,573	20,583	15,857
Total Growth Investment Capital Expenditures	254,732	308,967	369,567
Recurring Capital Expenditures:
Real Estate	63,543	77,660	73,146
Non-Real Estate	20,642	29,721	23,187
Data Center	157	332	9,051
Total Recurring Capital Expenditures	84,342	107,713	105,384
Total Capital Spend (on accrual basis)	339,074	416,680	474,951
Net increase (decrease) in prepaid capital expenditures	374	1,629	(1,844)
Net (increase) decrease in accrued capital expenditures(1)	(10,845)	(75,178)	(13,045)
Total Capital Spend (on cash basis)	$328,603	$343,131	$460,062
___________________________________________________________________

(1)	The amount at December 31, 2017 includes approximately $66,800 related to a capital lease associated with our data center in Manassas, Virginia.

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integrations of Recall and IODC, we expect our recurring capital expenditures on real estate and non-real estate, as well as non-real estate growth investment capital expenditures, to be approximately $145.0 million to $155.0 million, our capital expenditures on our data center business to be approximately $250.0 million and our capital expenditures on real estate growth investment and innovation to be approximately $175.0 million in the year ending December 31, 2019.
Dividends

See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

Financial Instruments and Debt

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2018 relate to cash and cash equivalents held on deposit with seven global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $50.0 million. As of December 31, 2018, our cash and cash equivalents balance was $165.5 million.

Long-term debt as of December 31, 2018 is as follows (in thousands):

	December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$793,832	$(14,117)	$779,715
Term Loan A	240,625	—	240,625
Term Loan B	693,169	(8,742)	684,427
Australian Dollar Term Loan (the "AUD Term Loan")	233,955	(3,084)	230,871
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")	178,299	(2,357)	175,942
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(4,155)	495,845
6% Senior Notes due 2023	600,000	(5,126)	594,874
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	183,403	(2,506)	180,897
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(7,782)	992,218
3% Euro Senior Notes due 2025 (the "Euro Notes")	343,347	(4,098)	339,249
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")	509,425	(6,573)	502,852
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,185)	246,815
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(12,442)	987,558
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(10,923)	814,077
Real Estate Mortgages, Capital Leases and Other	606,702	(171)	606,531
Accounts Receivable Securitization Program	221,673	(218)	221,455
Mortgage Securitization Program	50,000	(1,128)	48,872
Total Long-term Debt	8,229,430	(86,607)	8,142,823
Less Current Portion	(126,406)	—	(126,406)
Long-term Debt, Net of Current Portion	$8,103,024	$(86,607)	$8,016,417

See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.

a. Credit Agreement

On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750.0 million. The original amount of the Term Loan A was $250.0 million. Under the Revolving Credit Facility, we had the option to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement was originally scheduled to mature on August 21, 2022, at which point all obligations were to become due.

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

The amount available for borrowing under the Revolving Credit Facility as of December 31, 2018 was $912.9 million (which amount represents the maximum availability as of such date).

In connection with the 2018 First Amendment, IMI's wholly owned subsidiary, Iron Mountain Information Management, LLC ("IMIM"), entered into an incremental term loan activation notice (the "Activation Notice"), with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700.0 million (the “Term Loan B”). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689.9 million, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.

As of December 31, 2018, we had $693.2 million outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 4.3%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1.6 million as of December 31, 2018.

b. Australian Dollar Term Loan Amendment

On March 27, 2018, Iron Mountain Australia Group Pty Ltd ("IM Australia"), a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250.0 million Australian dollars to 350.0 million Australian dollars; (ii) increase the quarterly principal payments from 6.3 million Australian dollars per year to 8.8 million Australian dollars per year and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The interest rate in effect under the AUD Term Loan was 6.0% as of December 31, 2018. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99.0 million Australian dollars (or approximately $75.6 million, based upon the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional details on the AUD Term Loan.

c. UK Bilateral Revolving Credit Facility

On September 24, 2018, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited entered into a 140.0 million British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140.0 million British pounds sterling, and we have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility). The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at LIBOR plus 2.25%. The interest rate in effect under the UK Bilateral Facility as of December 31, 2018 was 3.1%. The initial net proceeds received under the UK Bilateral Facility of 138.3 million British pounds sterling (or approximately $180.3 million, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018 (the closing date of the UK Bilateral Facility)), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations guarantee all the obligations under the UK Bilateral Facility.

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

On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250.0 million to $275.0 million and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As of December 31, 2018, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $221.7 million, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 3.0% as of December 31, 2018, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and 2018 are as follows:

	December 31, 2017	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
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

Equity Financing

a. At The Market (ATM) Equity Program

In October 2017, we entered into the Distribution Agreement with the Agents pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the At The Market (ATM) Equity Program. Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our data center business, and repaying amounts outstanding from time to time under the Revolving Credit Facility.

During the quarter ended December 31, 2018, there were no shares of common stock sold under the At The Market (ATM) Equity Program. During the year ended December 31, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of December 31, 2018, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

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

Acquisitions

a. Noteworthy 2018 Acquisitions

On January 10, 2018, we completed the IODC Transaction and at the closing of the IODC Transaction, we paid approximately $1,347.0 million. In addition to the amount paid at the closing of the IODC Transaction, there was the potential of $35.0 million in additional payments associated with the execution of future customer contracts through the one-year anniversary of the IODC Transaction, of which approximately $31.0 million is accrued at December 31, 2018. This amount is reported as a third-party commissions asset as a component of Other within Other assets, net, on our Consolidated Balance Sheet at December 31, 2018.

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

See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our 2018 acquisitions.

b. Significant Acquisition Costs

Included in Significant Acquisition Costs are certain costs associated with the Recall Transaction and the IODC Transaction. This amount consists of (i) Significant Acquisition Costs and (ii) capital expenditures to integrate Recall with our existing operations. We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $405.0 million, the substantial majority of which was incurred prior to the end of 2018.

The following table presents the operating and capital expenditures associated with the Recall Transaction and the IODC Transaction incurred for the years ended December 31, 2016, 2017 and 2018 and the cumulative amount incurred through December 31, 2018 (in thousands):

	Year Ended December 31,			Cumulative Total Through December 31, 2018
	2016	2017	2018
Significant Acquisition Costs	$131,944	$84,901	$50,665	$314,524
Recall Capital Expenditures	18,391	31,441	23,640	73,537
Total	$150,335	$116,342	$74,305	$388,061

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$447,173	$54,566	$86,172	$58,577	$247,858
Long-Term Debt Obligations (excluding Capital Lease Obligations)	7,785,528	71,840	879,328	2,188,704	4,645,656
Interest Payments(1)	2,425,851	402,135	721,159	631,967	670,590
Operating Lease Obligations(2)	2,639,852	323,454	560,655	467,936	1,287,807
Purchase and Asset Retirement Obligations(3)	378,572	235,748	89,234	22,848	30,742
Total(4)(5)	$13,676,976	$1,087,743	$2,336,548	$3,370,032	$6,882,653
_______________________________________________________________________________

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2018; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report. Amounts also include interest on capital leases.

(2)
These amounts are net of sublease income of $41.2 million in total (including $7.5 million, $14.3 million, $13.1 million and $6.3 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)	Purchase obligations include future construction costs associated with the expansion of our data center business which represent a substantial portion of the payments due in less than one year.

(4)	The table above excludes $35.3 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

(5)
The table above excludes $70.5 million of redeemable noncontrolling interests, which represents the estimated redemption value of the redeemable noncontrolling interests. See Note 2.v. to Notes to Consolidated Financial Statements included in this Annual Report. This table also excludes purchase commitments associated with acquisitions closed or expected to close in 2019.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, cash on hand, borrowings under the Credit Agreement and other financings (including the issuance of equity under our At The Market (ATM) Equity Program). We expect to meet our long-term cash flow requirements using the same means described above. We are currently operating above our long-term targeted leverage ratio and expect our leverage ratio to reduce over time through effective capital allocation strategies and business growth.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Net Operating Losses

At December 31, 2018, we have federal net operating loss carryforwards of $163.0 million available to reduce future federal taxable income, the majority of which expire from 2023 through 2037. Of the $163.0 million, we expect to utilize $49.4 million and realize a federal tax benefit of $10.4 million. A majority of the net operating loss carryforwards and federal tax benefit expected to be realized were generated by the IODC Transaction. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2019 through 2038, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $82.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 67%.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2018 relate to cash and cash equivalents held on deposit with seven global banks, all of which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $50.0 million. As of December 31, 2018, our cash and cash equivalents balance was $165.5 million.

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

As of December 31, 2018, we had $2,119.8 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 4.5%, and $6,109.6 million of fixed rate debt outstanding. As of December 31, 2018, approximately 74% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2018 would have been reduced by approximately $18.7 million. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2018.

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

The impact of currency fluctuations on our earnings is mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our United States-based subsidiaries. In addition, our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada, Australia, Latin America and continental Europe. IM UK has financed a portion of its capital needs through the issuance in British pounds sterling of the GBP Notes due 2025. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. Similarly, Iron Mountain Canada Operations ULC has financed a portion of its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and through the issuance of the CAD Notes due 2023. This creates a tax efficient natural currency hedge. During the year ended December 31, 2018, we designated a portion of the Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $11.1 million ($11.1 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2018. As of December 31, 2018, cumulative net gains of $14.3 million, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

Historically, we have entered into forward contracts to hedge our exposures in Euros, British pounds sterling and Australian dollars. As of December 31, 2018, we had outstanding forward contracts to purchase 29.0 million Euros and sell $33.4 million United States dollars to hedge our foreign exchange exposures. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in Other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered as hedges. During the year ended December 31, 2018, cash receipts included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts were $5.8 million. We recorded net gains in connection with forward contracts of $5.0 million, including an unrealized foreign exchange gain of $0.1 million related to the forward contracts in Other expense (income), net as of December 31, 2018 in the Consolidated Financial Statements included in this Annual Report. As of December 31, 2018, except as noted above, our currency exposures to intercompany balances are not hedged.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2018 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $294.2 million.
Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15(a) of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2018 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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
February 14, 2019

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 14, 2019
We have served as the Company's auditor since 2002.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2018
ASSETS
Current Assets:
Cash and cash equivalents	$925,699	$165,485
Accounts receivable (less allowances of $46,648 and $43,584 as of December 31, 2017 and 2018, respectively)	835,742	846,889
Prepaid expenses and other	188,874	195,740
Total Current Assets	1,950,315	1,208,114
Property, Plant and Equipment:
Property, plant and equipment	6,251,100	7,600,949
Less—Accumulated depreciation	(2,833,421)	(3,111,392)
Property, Plant and Equipment, net	3,417,679	4,489,557
Other Assets, net:
Goodwill	4,070,267	4,441,030
Customer relationships, customer inducements and data center lease-based intangibles	1,400,547	1,506,522
Other	133,594	207,024
Total Other Assets, net	5,604,408	6,154,576
Total Assets	$10,972,402	$11,852,247
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$146,300	$126,406
Accounts payable	289,137	318,765
Accrued expenses	653,146	752,684
Deferred revenue	241,590	264,823
Total Current Liabilities	1,330,173	1,462,678
Long-term Debt, net of current portion	6,896,971	8,016,417
Other Long-term Liabilities	73,039	111,331
Deferred Rent	126,231	121,864
Deferred Income Taxes	155,728	183,836
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.v.)	91,418	70,532
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 283,110,183 shares and 286,321,009 shares as of December 31, 2017 and 2018, respectively)	2,831	2,863
Additional paid-in capital	4,164,562	4,263,348
(Distributions in excess of earnings) Earnings in excess of distributions	(1,765,966)	(2,116,367)
Accumulated other comprehensive items, net	(103,989)	(265,664)
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	1,884,180
Noncontrolling Interests	1,404	1,409
Total Equity	2,298,842	1,885,589
Total Liabilities and Equity	$10,972,402	$11,852,247
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2017	2018
Revenues:
Storage rental	$2,142,905	$2,377,557	$2,622,455
Service	1,368,548	1,468,021	1,603,306
Total Revenues	3,511,453	3,845,578	4,225,761
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,567,777	1,685,318	1,801,582
Selling, general and administrative	988,332	984,965	1,038,975
Depreciation and amortization	452,326	522,376	639,514
Intangible impairments	—	3,011	—
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	1,412	799	(9,818)
Total Operating Expenses	3,009,847	3,196,469	3,470,253
Operating Income (Loss)	501,606	649,109	755,508
Interest Expense, Net (includes Interest Income of $7,558, $7,659 and $6,553 in 2016, 2017 and 2018, respectively)	310,662	353,575	409,289
Other Expense (Income), Net	44,300	79,429	(11,692)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	146,644	216,105	357,911
Provision (Benefit) for Income Taxes	44,944	25,947	36,263
Gain on Sale of Real Estate, Net of Tax	(2,180)	(1,565)	(55,328)
Income (Loss) from Continuing Operations	103,880	191,723	376,976
Income (Loss) from Discontinued Operations, Net of Tax	3,353	(6,291)	(12,427)
Net Income (Loss)	107,233	185,432	364,549
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,409	1,611	1,198
Net Income (Loss) Attributable to Iron Mountain Incorporated	$104,824	$183,821	$363,351
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.41	$0.71	$1.31
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.02)	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.43	$0.69	$1.27
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.41	$0.71	$1.31
Total Income (Loss) from Discontinued Operations, Net of Tax	$0.01	$(0.02)	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.42	$0.69	$1.27
Weighted Average Common Shares Outstanding—Basic	246,178	265,898	285,913
Weighted Average Common Shares Outstanding—Diluted	247,267	266,845	286,653
Dividends Declared per Common Share	$2.0427	$2.2706	$2.3753

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2017	2018
Net Income (Loss)	$107,233	$185,432	$364,549
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(35,641)	108,564	(164,107)
Market Value Adjustments for Securities	(734)	—	—
Change in Fair Value of Interest Rate Swap Agreements	—	—	(973)
Total Other Comprehensive (Loss) Income	(36,375)	108,564	(165,080)
Comprehensive Income (Loss)	70,858	293,996	199,469
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,690	1,591	(2,207)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,168	$292,405	$201,676
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Additional Paid-in Capital		Earnings in Excess of Distributions (Distributions in Excess of Earnings)		Accumulated Other Comprehensive Items, Net	Noncontrolling Interests	Redeemable Noncontrolling Interests
	Total	Shares		Amounts
Balance, December 31, 2015	$528,607	211,340,296	1,914	$2,113	—	$1,623,863	—	$(942,218)	—	$(174,917)	$19,766	$—
Reclassification to redeemable noncontrolling interests	(25,437)	—		—		—		—		—	(25,437)	25,437
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	60,260	2,108,962		21		60,239		—		—	—	—
Issuance of shares in connection with the acquisition of Recall Holdings Limited (see Note 6)	1,835,026	50,233,412		502		1,834,524		—		—	—	—
Change in value of redeemable noncontrolling interests (see Note 2.v.)	(28,831)	—		—		(28,831)		—		—	—	28,831
Parent cash dividends declared	(505,917)	—		—		—		(505,917)		—	—	—
Foreign currency translation adjustment	(36,056)	—		—		—		—		(36,922)	866	415
Market value adjustments for securities	(734)	—		—		—		—		(734)	—	—
Net income (loss)	106,646	—		—		—		104,824		—	1,822	587
Noncontrolling interests equity contributions	1,299	—		—		—		—		—	1,299	—
Noncontrolling interests dividends	(1,698)	—		—		—		—		—	(1,698)	(573)
Purchase of noncontrolling interests	3,506	—		—		—		—		—	3,506	—
Balance, December 31, 2016	1,936,671	263,682,670		2,636		3,489,795		(1,343,311)		(212,573)	124	54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	43,110	1,252,823		13	—	43,097		—		—	—	—
Issuance of shares in connection with the Equity Offering, net of underwriting discounts and offering expenses (see Note 12)	515,952	14,500,000		145		515,807		—		—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 12)	58,566	1,481,053		15		58,551		—		—	—	—
Issuance of shares in connection with the Fortrust Transaction (see Note 6)	83,014	2,193,637		22		82,992		—		—	—	—
Change in value of redeemable noncontrolling interests (see Note 2.v.)	(25,680)	—		—		(25,680)		—		—	—	25,680
Parent cash dividends declared	(606,476)	—		—		—		(606,476)		—	—	—
Foreign currency translation adjustment	108,481	—		—		—		—		108,584	(103)	83
Net income (loss)	185,653	—		—		—		183,821		—	1,832	(221)
Noncontrolling interests equity contributions	—	—		—		—		—		—	—	13,230
Noncontrolling interests dividends	(1,956)	—		—		—		—		—	(1,956)	(2,051)
Purchase of noncontrolling interests	1,507	—		—		—		—		—	1,507	—
Balance, December 31, 2017	2,298,842	283,110,183		2,831		4,164,562		(1,765,966)		(103,989)	1,404	91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.l.)	(30,233)	—		—		—		(30,233)		—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	30,020	762,340		8		30,012		—		—	—	—
Issuance of shares in connection with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 12)	76,192	2,175,000		22		76,170		—		—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 12)	8,716	273,486		2		8,714		—		—	—	—
Changes in equity related redeemable noncontrolling interests (see Note 2.v.)	(16,110)	—		—		(16,110)		—		—	—	(16,151)
Parent cash dividends declared	(683,519)	—		—		—		(683,519)		—	—	—
Foreign currency translation adjustment	(160,548)	—		—		—		—		(160,702)	154	(3,559)
Change in fair value of interest rate swap agreements	(973)	—		—		—		—		(973)		—
Net income (loss)	363,202	—		—		—		363,351		—	(149)	1,347
Noncontrolling interests dividends	—	—		—		—		—		—	—	(2,523)
Balance, December 31, 2018	$1,885,589	286,321,009		$2,863		$4,263,348		$(2,116,367)		$(265,664)	$1,409	$70,532
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2017	2018
Cash Flows from Operating Activities:
Net income (loss)	$107,233	$185,432	$364,549
(Income) loss from discontinued operations	(3,353)	6,291	12,427
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	365,526	406,283	452,740
Amortization (includes amortization of deferred financing costs and discounts of $13,151, $14,962 and $15,675 in 2016, 2017 and 2018, respectively)	99,951	131,055	202,449
Intangible impairments	—	3,011	—
Revenue reduction associated with amortization of permanent withdrawal fees and above- and below-market leases (see Note 2.i.)	12,217	11,253	16,281
Stock-based compensation expense	28,976	30,019	31,167
(Benefit) provision for deferred income taxes	(50,368)	(36,370)	(10,729)
Loss on early extinguishment of debt	9,283	78,368	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(898)	(766)	(65,658)
Loss on disposal of Iron Mountain Divestments (see Note 13)	16,838	—	—
Gain on Russia and Ukraine Divestment (see Note 13)	—	(38,869)	—
Foreign currency transactions and other, net	16,624	50,503	(16,395)
(Increase) decrease in assets	(67,395)	(93,805)	(36,054)
Increase (decrease) in liabilities	6,582	(8,146)	(14,233)
Cash Flows from Operating Activities-Continuing Operations	541,216	724,259	936,544
Cash Flows from Operating Activities-Discontinued Operations	2,679	(3,291)	(995)
Cash Flows from Operating Activities	543,895	720,968	935,549
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations)	(328,603)	(343,131)	(460,062)
Cash paid for acquisitions, net of cash acquired (see Note 6)	(291,965)	(219,705)	(1,758,557)
Acquisition of customer relationships	(31,561)	(55,126)	(63,577)
Customer inducements (see Note 2.i.)	(19,205)	(20,059)	(8,902)
Customer fulfillment costs (see Note 2.l.)	—	—	(26,208)
Net proceeds from divestments (see Note 13)	30,654	29,236	1,019
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	7,977	9,337	86,159
Cash Flows from Investing Activities-Continuing Operations	(632,703)	(599,448)	(2,230,128)
Cash Flows from Investing Activities-Discontinued Operations	96,712	—	8,250
Cash Flows from Investing Activities	(535,991)	(599,448)	(2,221,878)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities, bridge facilities and other debt	(14,851,440)	(14,429,695)	(14,192,139)
Proceeds from revolving credit facilities, term loan facilities, bridge facilities and other debt	14,544,388	13,917,055	15,351,614
Early retirement of senior subordinated and senior notes	—	(1,746,856)	—
Net proceeds from sales of senior notes	925,443	2,656,948	—
Debt financing and equity contribution from noncontrolling interests	1,299	13,230	—
Debt repayment and equity distribution to noncontrolling interests	(1,765)	(4,151)	(2,523)
Parent cash dividends	(505,871)	(439,999)	(673,635)
Net proceeds associated with the Equity Offering, including Over-Allotment Option	—	516,462	76,192
Net proceeds associated with the At The Market (ATM) Program	—	59,129	8,716
Net proceeds (payments) associated with employee stock-based awards	31,922	13,095	(1,142)
Payment of debt financing and stock issuance costs	(18,603)	(14,793)	(16,405)
Cash Flows from Financing Activities-Continuing Operations	125,373	540,425	550,678
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	125,373	540,425	550,678
Effect of Exchange Rates on Cash and Cash Equivalents	(25,174)	27,270	(24,563)
Increase (decrease) in Cash and Cash Equivalents	108,103	689,215	(760,214)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Year	128,381	236,484	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Year	$236,484	$925,699	$165,485
Supplemental Information:
Cash Paid for Interest	$297,122	$368,468	$388,440
Cash Paid for Income Taxes, Net	$69,866	$104,498	$64,493
Non-Cash Investing and Financing Activities:
Capital Leases	$74,881	$166,843	$83,948
Accrued Capital Expenditures	$62,691	$71,098	$84,143
Accrued Purchase Price and Other Holdbacks (see Note 6)	$—	$20,093	$35,218
Dividends Payable	$5,625	$172,102	$181,986
Fair Value of Stock Issued for Recall Transaction (see Note 6)	$1,835,026	$—	$—
Fair Value of Stock Issued for Fortrust Transaction (see Note 6)	$—	$83,014	$—
Fair Value of Initial OSG Investment (see Note 13)	$—	$18,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
(In thousands, except share and per share data)
1. Nature of Business

The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation (“IMI”), and its subsidiaries (“we” or “us”). We provide storage of physical records and data backup media, information management solutions and enterprise-class colocation and wholesale data center space that help organizations in various locations throughout North America, Europe, Latin America, Asia and Africa. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with flexible deployment options, including both colocation and wholesale space.

We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.

On May 2, 2016, we completed the acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction"). See Note 6.

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). See Note 2.l.

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

At December 31, 2017 and 2018, we had approximately $22,167 and $15,141, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

d.    Foreign Currency

Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive, net component of Iron Mountain Incorporated Stockholders' Equity. See Note 2.u.
e.    Derivative Instruments and Hedging Activities

Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2017 and 2018, none of our derivative instruments contained credit-risk related contingent features. See Note 3.
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
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2017	2018
Land	$314,897	$400,980
Buildings and building improvements	2,039,902	2,991,307
Leasehold improvements	592,700	770,666
Racking	1,996,594	2,001,831
Warehouse equipment/vehicles	467,345	481,515
Furniture and fixtures	55,245	56,207
Computer hardware and software	627,571	680,283
Construction in progress	156,846	218,160
	$6,251,100	$7,600,949

Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the year ended December 31, 2018, we capitalized interest of $3,732. The amount of capitalized interest during the years ended December 31, 2016 and 2017 was insignificant.

We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2016, 2017 and 2018, we capitalized $16,438, $25,166 and $29,407 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

We did not record any material write-offs of deferred software costs during the years ended December 31, 2016, 2017 and 2018.

Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through accretion expense (included in depreciation expense) such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2017 and 2018 were $27,757 and $28,256, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

g.    Long-Lived Assets

We review long-lived assets, including all finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the sum of the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Long-lived assets, including finite-lived intangible assets, are amortized over their useful lives. Annually, or more frequently if events or circumstances warrant, we assess whether a change in the lives over which long-lived assets, including finite-lived intangible assets, are amortized is necessary.

Consolidated loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net was (i) $1,412 for the year ended December 31, 2016 and consisted primarily of losses associated with the write-off of certain software assets associated with our North American Records and Information Management Business segment; (ii) $799 for the year ended December 31, 2017 and consisted primarily of losses associated with the write-off of certain property in our Other International Business segment, partially offset by gains on the retirement of leased vehicles accounted for as capital lease assets primarily associated with our North American Records and Information Management Business segment; and (iii) $(9,818) for the year ended December 31, 2018 and consisted primarily of gains associated with the involuntary conversion of assets included in a facility that we own in Argentina which was partially destroyed in a fire in 2014, for which we received insurance proceeds in excess of the carrying amount of such assets during the fourth quarter of 2018. See Note 10.e.

Gain on sale of real estate for the year ended December 31, 2016 was $2,180, net of tax of $130, and consisted primarily of the sale of land and buildings in the United States and Canada. Gain on sale of real estate for the year ended December 31, 2017 was $1,565 and consisted primarily of the sale of land and building in the United States for net proceeds of approximately $12,700. Gain on sale of real estate for the year ended December 31, 2018 was $55,328, net of tax of $8,476, and consisted primarily of the sale of land and buildings in the United Kingdom.
h.    Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.

We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2016, 2017 and 2018. We concluded that as of October 1, 2016 and October 1, 2018, goodwill was not impaired. As of October 1, 2017, we determined that the fair value of the Consumer Storage reporting unit was less than its carrying value and, therefore, we recorded a $3,011 impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represents a full write-off of all goodwill associated with this reporting unit. We concluded that the goodwill associated with each of our other reporting units was not impaired as of October 1, 2017.

The following is a discussion regarding (i) the reporting units at which level we tested goodwill for impairment as of October 1, 2017, (ii) our reporting units as of December 31, 2017 (including the amount of goodwill associated with each reporting unit), (iii) changes to the composition of our reporting units between December 31, 2017 and October 1, 2018, (iv) the reporting units at which level we tested goodwill for impairment as of October 1, 2018, and (v) our reporting units as of December 31, 2018 (including the amount of goodwill associated with each reporting unit). When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based upon their relative fair values.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Analysis - 2017

a. Reporting Units as of October 1, 2017

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2017 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Global Data Center (which had no goodwill at October 1, 2017); (4) Consumer Storage; (5) Fine Arts; (6) Western Europe; (7) Northern/Eastern Europe and Middle East, Africa and India ("NEE and MEAI"); (8) Latin America; (9) Australia and New Zealand; and (10) Asia.

b. Changes to Composition of Reporting Units between October 1, 2017 and December 31, 2017

During the fourth quarter of 2017, as a result of changes in the management of our entertainment storage and related services businesses, we reassessed the composition of our reportable operating segments (see Note 9 for a description of our reportable operating segments) as well as our reporting units. As a result of this reassessment, we determined that our entertainment storage and related services businesses in the United States and Canada, which were previously included within our North American Data Management reporting unit, were being managed in conjunction with our entertainment storage and services businesses in China - Hong Kong S.A.R., France, the Netherlands and the United Kingdom (the majority of which were acquired in the third quarter of 2017 as part of the Bonded Transaction (as defined and more fully disclosed in Note 6)). This newly formed reporting unit is referred to as the Entertainment Services reporting unit. We have reassigned the related goodwill associated to the reporting units impacted by this change on a relative fair value basis.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill by Reporting Unit as of December 31, 2017

The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2017 is as follows:

Carrying Value as of December 31, 2017
North American Records and Information Management(1)	$2,269,446
North American Data Management(2)	497,851
Consumer Storage(3)	—
Fine Arts(3)	25,298
Entertainment Services(3)	34,750
Western Europe(4)	396,489
NEE and MEAI(5)	188,265
Latin America(5)	155,115
Australia and New Zealand(5)	316,883
Asia(5)	186,170
Global Data Center(6)	—
Total	$4,070,267
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
(6) This reporting unit is included in the Global Data Center Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Analysis - 2018

a. Changes to Composition of Reporting Units between December 31, 2017 and October 1, 2018

During the second quarter of 2018, as a result of changes in the management of our businesses included in our Other International Business segment, we reassessed the composition of our reporting units. As a result of this reassessment, we determined that our business in South Africa, which was previously included within our NEE and MEAI reporting unit, was now being managed in conjunction with our businesses included in our Australia and New Zealand reporting unit. This newly formed reporting unit, which consists of our businesses in Australia, New Zealand and South Africa is referred to as the Australia, New Zealand and South Africa reporting unit, or the ANZ SA reporting unit. Our former NEE and MEAI reporting unit, which no longer includes our business in South Africa, is referred to as the Northern/Eastern Europe and Middle East and India reporting unit, or the NEE and MEI reporting unit.

b. Reporting Units as of October 1, 2018

As a result of the changes described above, our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2018 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Global Data Center; (4) Consumer Storage; (5) Fine Arts; (6) Entertainment Services; (7) Western Europe; (8) NEE and MEI; (9) Latin America; (10) ANZ SA; and (11) Asia. We concluded that the goodwill associated with each of our reporting units was not impaired as of such date.

c. Changes to Composition of Reporting Units between October 1, 2018 and December 31, 2018

During the fourth quarter of 2018, as a result of changes in the management of our Information Governance and Digital Solutions business in Sweden, we reassessed the composition of our reporting units as well as our reportable operating segments (see Note 9 for a description of our reportable operating segments). As part of this reassessment, we determined that our Information Governance and Digital Solutions business in Sweden (which was previously managed along with our other businesses within the Western Europe reporting unit) is now being managed in conjunction with our businesses included in our NEE and MEI reporting unit, which already included the remainder of our business in Sweden. We concluded that the goodwill associated with our Western Europe and NEE and MEI reporting units was not impaired following this change in reporting units. See Note 9 for disclosure regarding the impact of this change in management of our business in Sweden on our reportable operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Goodwill by Reporting Unit as of December 31, 2018

The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2018 is as follows:

Carrying Value as of December 31, 2018
North American Records and Information Management(1)	$2,251,795
North American Data Management(2)	493,491
Consumer Storage(3)	—
Fine Arts(3)	35,526
Entertainment Services(3)	34,233
Western Europe(4)	381,806
NEE and MEI(5)	169,780
Latin America(5)	136,099
ANZ SA(5)	300,204
Asia(5)	212,140
Global Data Center(6)	425,956
Total	$4,441,030
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
(6) This reporting unit is included in the Global Data Center Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2017 and 2018 is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization, as of December 31, 2016	$2,280,911	$493,966	$349,421	$743,077	$—	$37,646	$3,905,021
Deductible goodwill acquired during the year	894	—	—	9,274	—	717	10,885
Non-deductible goodwill acquired during the year	—	—	—	24,970	—	24,533	49,503
Goodwill impairment	—	—	—	—	—	(3,011)	(3,011)
Goodwill allocated to Russia and Ukraine Divestment (see Note 13)	—	—	—	(3,515)	—	—	(3,515)
Fair value and other adjustments(1)	(25,195)	208	10,536	21,079	—	—	6,628
Currency effects	12,836	3,677	36,532	51,548	—	163	104,756
Goodwill balance, net of accumulated amortization, as of December 31, 2017	2,269,446	497,851	396,489	846,433	—	60,048	4,070,267
Deductible goodwill acquired during the year	—	—	—	3,251	—	6,644	9,895
Non-deductible goodwill acquired during the year	—	—	5,231	28,999	429,853	3,620	467,703
Goodwill allocated to IMFS Divestment (see Note 13)	(1,202)	—	—	—	—	—	(1,202)
Fair value and other adjustments(2)	(423)	—	—	4,283	—	609	4,469
Currency effects	(16,026)	(4,360)	(19,914)	(64,743)	(3,897)	(1,162)	(110,102)
Goodwill balance, net of accumulated amortization, as of December 31, 2018	$2,251,795	$493,491	$381,806	$818,223	$425,956	$69,759	$4,441,030
Accumulated Goodwill Impairment Balance as of December 31, 2017	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of December 31, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
___________________________________________________________________

(1)	Total fair value and other adjustments primarily include net adjustments of $6,628 primarily related to property, plant and equipment, and customer relationship intangible assets.

(2)
Total fair value and other adjustments primarily include net adjustments of $(2,717) primarily related to property, plant and equipment, customer relationship intangible assets and deferred income taxes and other liabilities and $7,186 of cash paid related to certain acquisitions completed in 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

i.    Finite-lived Intangible Assets and Liabilities

i. Customer Relationship Intangible Assets

Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from ten to 30 years (weighted average of 18 years at December 31, 2018) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value.

ii. Customer Inducements

Prior to the adoption of ASU 2014-09, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Free Move Costs"), were capitalized and amortized over periods ranging from ten to 30 years. The amortization of Free Move Costs is included in depreciation and amortization in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and 2017. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered a Contract Fulfillment Cost (as defined in Note 2.l.) and, therefore, are now deferred and amortized and included in amortization expense over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. See Note 2.l. for information regarding the accounting for Free Move Costs, which are now a component of Intake Costs (as defined in Note 2.l.), following the adoption of ASU 2014-09.

Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from five to 15 years (weighted average of seven years as of December 31, 2018) and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Our accounting for Permanent Withdrawal Fees did not change as a result of the adoption of ASU 2014-09.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

iii. Data Center Intangible Assets and Liabilities

Finite-lived intangible assets associated with our data center business consist of the following:

Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets

Data Center In-Place Lease Intangible Assets (“Data Center In-Place Leases”) and Data Center Tenant Relationship Intangible Assets (“Data Center Tenant Relationships") are acquired through either business combinations or asset acquisitions in our data center business. These intangible assets reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases (weighted average of six years as of December 31, 2018) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant (weighted average of nine years as of December 31, 2018) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Data Center In-Place Leases and Data Center Tenant Relationships are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets.

Data Center Above-Market and Below-Market In-Place Lease Intangible Assets

Data Center Above-Market In-Place Lease Intangible Assets (“Data Center Above-Market Leases”) and Data Center Below-Market In-Place Lease Intangible Assets (“Data Center Below-Market Leases”) are acquired through either business combinations or asset acquisitions in our data center business. We record Data Center Above-Market Leases and Data Center Below-Market Leases at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases (weighted average of four years as of December 31, 2018) and Data Center Below-Market Leases (weighted average of nine years as of December 31, 2018) are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue in the accompanying Consolidated Statements of Operations. Data Center Above-Market Leases are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets. Data Center Below-Market Leases are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2017 and 2018, respectively, are as follows:

	December 31, 2017			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,704,105	$(395,278)	$1,308,827	$1,718,919	$(455,705)	$1,263,214
Customer inducements(1)	140,030	(66,981)	73,049	56,478	(34,181)	22,297
Data center lease-based intangible assets(2)	19,314	(643)	18,671	271,818	(50,807)	221,011
Third-party commissions asset(3)	—	—	—	30,071	(1,089)	28,982
	$1,863,449	$(462,902)	$1,400,547	$2,077,286	$(541,782)	$1,535,504
Liabilities:
Data center below-market leases	$—	$—	$—	$12,318	$(1,642)	$10,676
_______________________________________________________________________________

(1)
The gross carrying amount, accumulated amortization and net carrying amount of customer inducements as of December 31, 2017 includes Free Move Costs, which were capitalized as Customer Inducements prior to the adoption of ASU 2014-09. Subsequent to the adoption of ASU 2014-09, Free Move Costs are considered Contract Fulfillment Costs and Customer Inducements consist exclusively of Permanent Withdrawal Fees. Contract Fulfillment Costs are included in Other, a component of Other assets, net, in the accompanying Consolidated Balance Sheet as of December 31, 2018. See Note 2.l. for information regarding Contract Fulfillment Costs included in our Consolidated Balance Sheet as of December 31, 2018.

(2)	Includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.

(3)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Consolidated Balance Sheet as of December 31, 2018. See Note 6 for additional information on the third-party commissions asset.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over a weighted average of four years as of December 31, 2018, and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations.

	December 31, 2017			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in other assets, net)	$20,929	$(10,728)	$10,201	$20,310	$(14,798)	$5,512

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Permanent Withdrawal Fees and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2016, 2017 and 2018 are as follows:

	Year Ended December 31,
	2016	2017	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$84,349	$109,563	$113,782
Data center in-place leases and tenant relationships	—	—	43,061
Other finite-lived intangible assets	2,451	6,530	4,624
Third-party commissions asset	—	—	1,089
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$12,217	$11,253	$11,408
Data center above-market leases and data center below-market leases	—	—	4,873

Estimated amortization expense for existing finite-lived intangible assets (excluding deferred financing costs, as disclosed in Note 2.j. and Contract Fulfillment Costs, as defined and disclosed in Note 2.l.) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Revenue Reduction Associated with the Amortization of Permanent Withdrawal Fees	Revenue Reduction (Increase) Associated with Amortization of Data Center Above-market leases and Below-market leases
2019	$160,048	$7,386	$4,332
2020	155,324	5,705	1,260
2021	151,546	3,792	676
2022	121,459	1,667	157
2023	118,586	1,192	(523)
Thereafter	800,248	1,387	(3,902)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

j.    Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to other expense (income), net. As of December 31, 2017 and 2018, the gross carrying amount of deferred financing costs was $113,678 and $128,469, respectively, and accumulated amortization of those costs was $27,438 and $41,862, respectively. Unamortized deferred financing costs are included as a component of Long-term debt in our Consolidated Balance Sheets.

Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2019	$15,544
2020	15,396
2021	14,272
2022	13,227
2023	10,108
Thereafter	18,060
k.    Prepaid Expenses and Accrued Expenses

There are no prepaid expenses with items greater than 5% of total current assets as of December 31, 2017 and 2018.

Accrued expenses, with items greater than 5% of total current liabilities are shown separately, and consist of the following:

	December 31,
	2017	2018
Interest	$71,176	$83,854
Payroll and vacation	67,379	65,846
Incentive compensation	72,006	75,256
Sales tax and VAT payable	63,725	96,564
Dividend	172,102	181,986
Other	206,758	249,178
Accrued expenses	$653,146	$752,684

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

l.    Revenues

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code, data backup and storage on our proprietary cloud and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; (4) consulting services; and (5) cloud-related data protection, preservation, restoration and recovery.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in a decrease of $30,233 to stockholders' equity. The reduction of (distribution in excess of earnings) earnings in excess of distributions represents the net effect of (i) the write-off of Free Move Costs, net (which were capitalized and amortized prior to the adoption of ASU 2014-09) based upon the net book value of the Free Move Costs as of December 31, 2017, (ii) the recognition of certain Contract Fulfillment Costs, specifically Intake Costs (each as defined below) and commission assets, (iii) the recognition of deferred revenue associated with Intake Costs billed to our customers, and (iv) the deferred income tax impact of the aforementioned items. As we adopted ASU 2014-09 on a modified retrospective basis, the comparative Consolidated Balance Sheet as of December 31, 2017 and the comparative Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017 have not been restated to reflect the adoption of ASU 2014-09 and reflect our revenue policies in place at that time.

Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenue for the year ended December 31, 2018, have historically not been significant. The performance obligation is a series of distinct services (as determined for purposes of ASU 2014-09, a “series”) that have the same pattern of transfer to the customer that is satisfied over time. For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice" and we are applying the "right to invoice" practical expedient to all revenues, with the exception of storage revenues in our data center business.

For all of our businesses, with the exception of the storage component of our data center business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient described above. Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

Intake Costs (and associated deferred revenue)

Prior to the adoption of ASU 2014-09, intake costs incurred but not charged to a customer to transport records to our facilities (or Free Move Costs, as described in Note 2.i.), which include labor and transportation costs, were capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations. The initial movement of customer records into physical storage must take place prior to initiation of the storage of records and is not considered a separate performance obligation and, therefore, the costs of the initial intake of customer records into physical storage (“Intake Costs”) represent a contract fulfillment cost for the storage of records as the earnings process does not commence until a customer’s records or other assets are in our possession. Accordingly, upon the adoption of ASU 2014-09, all Intake Costs, regardless of whether or not the services associated with such initial moves are billed to the customer or are provided to the customer at no charge, will be deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Similarly, in instances where such Intake Costs are billed to the customer, the associated revenue will be deferred and recognized over the same three-year period.

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

The Contract Fulfillment Costs recorded as a result of the adoption of ASU 2014-09 as of January 1, 2018 and December 31, 2018 are as follows:

		January 1, 2018 (Date of Adoption of ASU 2014-09)			December 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$31,604	$(14,954)	$16,650	$39,748	$(24,504)	15,244
Commissions asset	Other (within Other Assets, Net)	42,072	(21,173)	20,899	58,424	(34,637)	23,787

Amortization expense associated with Contract Fulfillment Costs for the year ended December 31, 2018 is $10,380 and $13,838, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Estimated amortization expense for Contract Fulfillment Costs is as follows:

Estimated Amortization
2019	$21,227
2020	12,526
2021	5,278

Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		December 31,
Description	Balance Sheet Location	2017	2018
Deferred revenue - Current	Deferred revenue	$241,590	$264,823
Deferred revenue - Long-term	Other Long-term Liabilities	—	26,401
Of the total deferred revenue recorded on our Consolidated Balance Sheet as of December 31, 2018, we expect to recognize approximately 91% as revenue within the next 12 months.

The following table presents certain components of our Consolidated Statements of Operations for the year ended December 31, 2018 as reported and as if we had not adopted ASU 2014-09 on January 1, 2018:

	Year Ended December 31, 2018
	As Reported	If ASU 2014-09 was not adopted
Revenues	$4,225,761	$4,219,663
Operating Income	$755,508	$751,648
Income from Continuing Operations	$376,976	$373,113

Per Share Income from Continuing Operations - Basic	$1.31	$1.30
Per Share Income from Continuing Operations - Diluted	$1.31	$1.30

Data Center

Our data center business features storage rental provided to the customer at contractually specified rates over a fixed contractual period and are accounted for under Accounting Standards Codification ("ASC") 840, Leases, and therefore, the majority of our revenues from our data center business are recognized on a straight-line basis. Storage rental revenue associated with our data center business was $218,675 for the year ended December 31, 2018, which includes approximately $38,800 of revenue associated with power and connectivity. The revenue related to the service component of our data center business is recognized in the period the data center access or related services are provided.

The future minimum lease payments to be received under non-cancellable data center operating leases, for which we are the lessor, excluding month to month leases, for the next five years are as follows:

Future minimum lease payments
2019	$178,196
2020	138,216
2021	92,724
2022	71,784
2023	57,882

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 was $28,976 ($22,364 after tax or $0.09 per basic and diluted share), $30,019 ($26,512 after tax or $0.10 per basic and diluted share) and $31,167 ($28,998 after tax or $0.10 per basic and diluted share), respectively.

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2016	2017	2018
Cost of sales (excluding depreciation and amortization)	$110	$108	$119
Selling, general and administrative expenses	28,866	29,911	31,048
Total stock-based compensation	$28,976	$30,019	$31,167
Stock Options

Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. The options we issue become exercisable ratably over a period of either (i) three years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner, or (ii) five years from the date of grant and have a contractual life of ten years from the date of grant, unless the holder's employment is terminated sooner. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting.

A summary of our stock options outstanding as of December 31, 2018 by vesting terms is as follows:

	December 31, 2018
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	3,965,018	92.8%
Five-year vesting period (10 year contractual life)	306,816	7.2%
	4,271,834	100.0%

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Our equity compensation plans generally provide that, upon a vesting change in control (as defined in each plan), any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated as a result of the change in control or terminates their own employment for good reason (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan, as amended (the "2014 Plan"). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 12,750,000. The 2014 Plan permits us to continue to grant awards through May 24, 2027.

A total of 48,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the ESPP, at December 31, 2018 was 6,053,429.

The weighted average fair value of stock options granted in 2016, 2017 and 2018 was $2.56, $4.28 and $3.50 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2016	2017	2018
Expected volatility	27.2%	25.7%	25.4%
Risk-free interest rate	1.32%	1.96%	2.65%
Expected dividend yield	7%	6%	7%
Expected life	5.6 years	5.0 years	5.0 years

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

A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,671,740	$34.41
Granted	846,517	33.71
Exercised	(182,607)	22.36
Forfeited	(47,754)	34.69
Expired	(16,062)	34.69
Outstanding at December 31, 2018	4,271,834	$34.78	7.03	$6,066
Options exercisable at December 31, 2018	2,393,010	$34.51	5.97	$5,785
Options expected to vest	1,808,321	$35.10	8.36	$279

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2016, 2017 and 2018 is as follows:

	Year Ended December 31,
	2016	2017	2018
Aggregate intrinsic value of stock options exercised	$18,298	$8,485	$2,181

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

Cash dividends accrued and paid on RSUs for the years ended December 31, 2016, 2017 and 2018, are as follows:

	Year Ended December 31,
	2016	2017	2018
Cash dividends accrued on RSUs	$2,525	$2,590	$2,899
Cash dividends paid on RSUs	2,363	2,370	2,477

The fair value of RSUs vested during the years ended December 31, 2016, 2017 and 2018, are as follows:

	Year Ended December 31,
	2016	2017	2018
Fair value of RSUs vested	$22,236	$19,825	$20,454

A summary of RSU activity for the year ended December 31, 2018 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2017	1,071,469	$35.38
Granted	814,659	33.59
Vested	(582,687)	35.10
Forfeited	(106,875)	34.92
Non-vested at December 31, 2018	1,196,566	$34.33

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Performance Units

Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue and return on invested capital ("ROIC") and, beginning with PUs granted in 2018, Adjusted EBITDA (as defined in Note 9). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to either (i) a subset of the Standard & Poor's 500 Index (for certain PUs granted prior to 2017), or (ii) the MSCI United States REIT Index (for certain PUs granted in 2017 and thereafter), rather than the revenue, ROIC and Adjusted EBITDA targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award.

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

Cash dividends accrued and paid on PUs for the years ended December 31, 2016, 2017 and 2018, are as follows:

	Year Ended December 31,
	2016	2017	2018
Cash dividends accrued on PUs	$1,078	$1,290	$1,804
Cash dividends paid on PUs	645	205	644

During the years ended December 31, 2016, 2017 and 2018, we issued 231,672, 229,692 and 353,507 PUs, respectively. We forecast the likelihood of achieving the predefined revenue, ROIC and Adjusted EBITDA targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue, ROIC and Adjusted EBITDA targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2018, we expected 65%, 100% and 100% achievement of the predefined revenue, ROIC and Adjusted EBITDA targets associated with the awards of PUs made in 2016, 2017 and 2018, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The fair value of earned PUs that vested during the years ended December 31, 2016, 2017 and 2018, is as follows:

	Year Ended December 31,
	2016	2017	2018
Fair value of earned PUs that vested	$5,748	$1,242	$3,117

A summary of PU activity for the year ended December 31, 2018 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2017	717,878	(250,067)	467,811	$39.28
Granted	353,507	—	353,507	33.64
Vested	(81,305)	—	(81,305)	38.34
Forfeited/Performance or Market Conditions Not Achieved	(23,031)	(49,881)	(72,912)	38.01
Non-vested at December 31, 2018	967,049	(299,948)	667,101	$36.54
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2016, 2017 and 2018, there were 110,835, 102,826 and 119,123 shares, respectively, purchased under the ESPP. As of December 31, 2018, we have 505,645 shares available under the ESPP.
_______________________________________________________________________________

As of December 31, 2018, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $43,248 and is expected to be recognized over a weighted-average period of 1.9 years.

We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

p.    Income (Loss) Per Share—Basic and Diluted

Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all potential common shares (that is, securities such as stock options, RSUs, PUs, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. The calculation of basic and diluted income (loss) per share for the years ended December 31, 2016, 2017 and 2018 is as follows:

	Year Ended December 31,
	2016	2017	2018
Income (loss) from continuing operations	$103,880	$191,723	$376,976
Less: Net income (loss) attributable to noncontrolling interests	2,409	1,611	1,198
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$101,471	$190,112	$375,778
Income (loss) from discontinued operations, net of tax	3,353	(6,291)	(12,427)
Net income (loss) attributable to Iron Mountain Incorporated	$104,824	$183,821	$363,351

Weighted-average shares—basic	246,178,000	265,898,000	285,913,000
Effect of dilutive potential stock options	574,954	431,071	234,558
Effect of dilutive potential RSUs and PUs	514,044	509,235	505,030
Effect of Over-Allotment Option(1)	—	6,278	—
Weighted-average shares—diluted	247,266,998	266,844,584	286,652,588

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.41	$0.71	$1.31
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.43	$0.69	$1.27

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.41	$0.71	$1.31
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.42	$0.69	$1.27

Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,790,362	2,326,344	3,258,078
___________________________________________________________________

(1)	See Note 12.

(2)	Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

q.    Allowance for Doubtful Accounts and Credit Memo Reserves

We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We write-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2016	$31,447	$37,616	$8,705	$16,528	$(50,006)	$44,290
2017	44,290	38,966	14,826	1,905	(53,339)	46,648
2018	46,648	36,329	18,625	(1,568)	(56,450)	43,584
_______________________________________________________________________________

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired (primarily Recall in 2016) and the impact associated with currency translation adjustments.

(2)	Primarily consists of the issuance of credit memos and the write-off of accounts receivable.
r.    Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2017 and 2018, respectively, related to cash and cash equivalents. At December 31, 2017, we had money market funds with 12 "Triple A" rated money market funds and time deposits with seven global banks. At December 31, 2018, we had no money market funds and time deposits with seven global banks. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $50,000. As of December 31, 2017 and 2018, our cash and cash equivalents balance was $925,699 and $165,485, respectively. At December 31, 2017, our cash and cash equivalents included money market funds of $585,000 and time deposits of $24,482.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

s.    Fair Value Measurements

Entities are permitted under GAAP to elect to measure certain financial instruments and certain other items at either fair value or cost. We have elected the cost measurement option.

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

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 and 2018, respectively, are as follows:

		Fair Value Measurements at December 31, 2017 Using
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$585,000	$—		$585,000		$—
Time Deposits(1)	24,482	—		24,482		—
Trading Securities	11,784	11,279	(2)	505	(3)	—
Derivative Assets(4)	1,579	—		1,579		—
Derivative Liabilities(4)	2,329	—		2,329		—

		Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$956	$—		$956		$—
Trading Securities	10,753	10,248	(2)	505	(3)	—
Derivative Assets(4)	93	—		93		—
Interest Rate Swap Agreements Liabilities(5)	973	—		973		—
_____________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2016, 2017 and 2018, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.h.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6); (iii) the Access Contingent Consideration (as defined and disclosed in Note 6); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.v.); and (v) our investment in OSG (as defined and disclosed in Note 13), all of which are based on Level 3 inputs.

The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2017 and 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

t.    Accumulated Other Comprehensive Items, Net

The changes in accumulated other comprehensive items, net for the years ended December 31, 2016, 2017 and 2018 are as follows:

	Foreign Currency Translation Adjustments	Market Value Adjustments for Securities	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Balance as of December 31, 2015	$(175,651)	$734	$—	$(174,917)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(36,922)	—	—	(36,922)
Market value adjustments for securities	—	(734)	—	(734)
Total other comprehensive (loss) income	(36,922)	(734)	—	(37,656)
Balance as of December 31, 2016	$(212,573)	$—	—	$(212,573)
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	108,584	—	—	108,584
Total other comprehensive (loss) income	108,584	—	—	108,584
Balance as of December 31, 2017	$(103,989)	$—	—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(160,702)	—	—	(160,702)
Fair value adjustments for interest rate swap agreements	—	—	(973)	(973)
Total other comprehensive (loss) income	(160,702)	—	(973)	(161,675)
Balance as of December 31, 2018	$(264,691)	$—	$(973)	$(265,664)
______________________________________________________________

(1)
During the year ended December 31, 2017, approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine was reclassified from accumulated other comprehensive items, net and was included in the gain on sale associated with the Russia and Ukraine Divestment (see Note 13).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

u.    Other Expense (Income), Net (including Foreign Currency)

Other expense (income), net consists of the following:

	Year Ended December 31,
	2016	2017	2018
Foreign currency transaction losses (gains), net(1)	$20,413	$43,248	$(15,567)
Debt extinguishment expense, net	9,283	78,368	—
Other, net(2)	14,604	(42,187)	3,875
	$44,300	$79,429	$(11,692)
_______________________________________________________________________________

(1)
The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) our Euro Notes (as defined in Note 4), (ii) borrowings in certain foreign currencies under our Revolving Credit Facility and our Former Revolving Credit Facility (each as defined in Note 4), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 3).

(2)
Other, net for the year ended December 31, 2016 includes a charge of $15,417 associated with the loss on disposal of the Australia Divestment Business (as defined in Note 6) and a charge of $1,421 associated with the loss on disposal of the Iron Mountain Canadian Divestments (as defined in Note 6). Other, net for the year ended December 31, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (as defined in Note 13).

v.    Redeemable Noncontrolling Interests

Certain unaffiliated third parties own noncontrolling interests in our consolidated subsidiaries in Chile, India and South Africa. The underlying agreements between us and our noncontrolling interest shareholders for these subsidiaries contain provisions under which the noncontrolling interest shareholders can require us to purchase their respective interests in such subsidiaries at certain times and at a purchase price as stipulated in the underlying agreements (generally at fair value). These put options make these noncontrolling interests redeemable and, therefore, these noncontrolling interests are classified as temporary equity outside of stockholders' equity. Redeemable noncontrolling interests are reported at the higher of their redemption value or the noncontrolling interest holders' proportionate share of the underlying subsidiaries net carrying value. Increases or decreases in the redemption value of the noncontrolling interest are offset against Additional Paid-in Capital.

In 2018, certain of our noncontrolling interest shareholders exercised their option to put their ownership interest back to us. Upon the exercise of the put option, this noncontrolling interest became mandatorily redeemable by us, and, therefore, is accounted for as a liability rather than a component of redeemable noncontrolling interests. We and these noncontrolling interest shareholders are currently in a dispute with respect to the fair value of the noncontrolling interest shares. We have recorded our estimate of the fair value of these noncontrolling interest shares as a component of Accrued expenses on our Consolidated Balance Sheet as of December 31, 2018. Subsequent to these noncontrolling interest shares becoming mandatorily redeemable, any increase or decrease in the fair value of such noncontrolling interest will be included as a component of Other expense (income), net on our Consolidated Statements of Operations in future periods.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

w.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. See Note 2.l. for information regarding the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Other As Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as amended ("ASU 2016-02"). ASU 2016-02 will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for us on January 1, 2019.

ASU 2016-02 permits the use of a modified retrospective approach which requires an entity to recognize and measure leases existing at, or entered into after, either (1) the beginning of the earliest comparative period presented (“Option 1”) or (2) at the beginning of the period of adoption (“Option 2”). We will be electing Option 2, under which we will apply ASC 840, Leases (prior to the adoption of ASU 2016-02) to all comparative periods, including disclosures, and recognize the effects of applying ASU 2016-02 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, the effective date of the standard. The transition guidance associated with ASU 2016-02 also permits certain practical expedients. We will elect the package of practical expedients permitted under the transition guidance which, among other things, allows us to carryforward the historical lease classification. We will also adopt an accounting policy election such that leases with an initial term of 12 months or less will not be included on our balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

We are finalizing certain aspects of adopting ASU 2016-02, including finalizing our discount rates. ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, but will not have a material impact on our Consolidated Statements of Operations. The most significant impact of the adoption of ASU 2016-02 is the recognition of additional right-of-use assets and lease liabilities for operating leases. We currently estimate the lease liabilities to be between $1,750,000 and $1,950,000 at January 1, 2019, the date of initial application, and the right-of-use assets to be approximately $100,000 less than the lease liabilities. The accounting for our existing capital leases remains substantially unchanged by the provisions of ASU 2016-02. We also expect to record an immaterial adjustment to our opening retained earnings balance as a result of certain build-to-suit leases that were accounted for as capital leases under the old standard but will be accounted for as operating leases under ASU 2016-02.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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
3. Derivative Instruments and Hedging Activities

Historically, we have entered into forward contracts to hedge our exposures associated with certain foreign currencies. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in Other expense (income), net in our Consolidated Statements of Operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered into as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2017, we had outstanding forward contracts to (i) purchase $138,823 United States dollars and sell 176,000 Canadian dollars, (ii) purchase 135,000 Euros and sell $160,757 United States dollars and (iii) purchase $114,390 United States dollars and sell 96,150 Euros to hedge our foreign exchange exposures. As of December 31, 2018, we had outstanding forward contracts to purchase 29,000 Euros and sell $33,374 United States dollars. The following table provides the fair value of our derivative instruments not designated as hedging instruments as of December 31, 2017 and 2018:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	December 31, 2018
Derivative assets	Prepaid expenses and other	$1,579	$93
Derivative liabilities	Accrued expenses	2,329	—

Net cash (receipts) payments included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2016, 2017 and 2018, are as follows:

	Year Ended December 31,
	2016	2017	2018
Net (receipts) payments	$—	$(9,073)	$5,797

(Gains) losses for our derivative instruments for the years ended December 31, 2016, 2017 and 2018 are as follows:

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2016	2017	2018
Foreign exchange contracts	Other expense (income), net	$—	$(8,292)	$4,954

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
3. Derivative Instruments and Hedging Activities (Continued)

We have designated a portion of (i) our Euro denominated borrowings by IMI under our Former Revolving Credit Facility and (ii) our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2016, 2017 and 2018, we designated on average 29,649, 103,682 and 224,424 Euros, respectively, of our Euro denominated borrowings by IMI under our Former Revolving Credit Facility and Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses) related to the change in fair value of such debt due to the currency translation adjustments, which is a component of accumulated other comprehensive items, net:

	Year Ended December 31,
	2016	2017	2018
Foreign exchange gains (losses)	$1,107	$(15,015)	$11,070

As of December 31, 2018, cumulative net gains of $14,258, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2018, we have $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as described in Note 2.s.). At December 31, 2018, we had a derivative liability of $973, which was recorded as a component of Other Long-term Liabilities in our Consolidated Balance Sheet, which represents the fair value of our interest rate swap agreements.

We have recorded the change in fair value of the interest rate swap agreements to accumulated other comprehensive income. We have recorded unrealized losses of $973 for the year ended December 31, 2018 associated with our interest rate swap agreements. At December 31, 2018, we have recorded cumulative unrealized losses of $973 within accumulated other comprehensive items, net associated with these agreements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)

4. Debt

Long-term debt is as follows:

	December 31, 2017				December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	466,593	(14,407)	452,186	466,593	793,832	(14,117)	779,715	793,832
Term Loan A(1)	243,750	—	243,750	243,750	240,625	—	240,625	240,625
Term Loan B(1)(2)	—	—	—	—	693,169	(8,742)	684,427	660,013
Australian Dollar Term Loan (the "AUD Term Loan")(3)(4)	187,504	(3,382)	184,122	189,049	233,955	(3,084)	230,871	235,645
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")(4)	—	—	—	—	178,299	(2,357)	175,942	178,299
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)(6)(7)	500,000	(5,874)	494,126	507,500	500,000	(4,155)	495,845	488,750
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)(6)	600,000	(6,224)	593,776	625,500	600,000	(5,126)	594,874	606,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(5)(7)(8)	199,171	(3,295)	195,876	208,631	183,403	(2,506)	180,897	186,154
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)(6)	1,000,000	(9,156)	990,844	1,012,500	1,000,000	(7,782)	992,218	940,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)(6)(7)	359,386	(4,691)	354,695	364,776	343,347	(4,098)	339,249	321,029
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(5)(7)(9)	539,702	(7,718)	531,984	527,559	509,425	(6,573)	502,852	453,811
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(5)(7)(10)	250,000	(3,615)	246,385	256,875	250,000	(3,185)	246,815	224,375
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(5)(6)(7)	1,000,000	(13,866)	986,134	1,000,000	1,000,000	(12,442)	987,558	855,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)(6)(7)	825,000	(11,817)	813,183	826,031	825,000	(10,923)	814,077	713,625
Real Estate Mortgages, Capital Leases and Other(11)	649,432	(566)	648,866	649,432	606,702	(171)	606,531	606,702
Accounts Receivable Securitization Program(12)	258,973	(356)	258,617	258,973	221,673	(218)	221,455	221,673
Mortgage Securitization Program(13)	50,000	(1,273)	48,727	50,000	50,000	(1,128)	48,872	50,000
Total Long-term Debt	7,129,511	(86,240)	7,043,271		8,229,430	(86,607)	8,142,823
Less Current Portion	(146,300)	—	(146,300)		(126,406)	—	(126,406)
Long-term Debt, Net of Current Portion	$6,983,211	$(86,240)	$6,896,971		$8,103,024	$(86,607)	$8,016,417
______________________________________________________________

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2017 and 2018, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

(2)	The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $1,581 as of December 31, 2018.

(3)	The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,545 and $1,690 as of December 31, 2017 and 2018, respectively.

(4)
The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.

(5)	The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2017 and 2018, respectively.

(6)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior or senior subordinated basis, as the case may be, by IMI's direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes. See Note 5.

(7)
The 4 3/8% Notes, the CAD Notes due 2023, the Euro Notes, the GBP Notes due 2025, the 5 3/8% Notes, the 4 7/8% Notes and the 5 1/4% Notes (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

(8)
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

(10)
Iron Mountain US Holdings, Inc. ("IM US Holdings"), one of the Guarantors, is the direct obligor on the 5 3/8% Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors. See Note 5.

(11)
Includes (i) real estate mortgages of $20,183 and $18,576 as of December 31, 2017 and 2018, respectively, which bear interest at approximately 4.3% as of December 31, 2017 and 4.1% as of December 31, 2018 and are payable in various installments through 2021, (ii) capital lease obligations of $436,285 and $447,173 as of December 31, 2017 and 2018, respectively, which bear a weighted average interest rate of 4.9% at December 31, 2017 and 5.7% at December 31, 2018, and (iii) other notes and other obligations, which were assumed by us as a result of certain acquisitions, of $192,964 and $140,953 as of December 31, 2017 and 2018, respectively, and bear a weighted average interest rate of 11.2% at December 31, 2017 and 11.1% at December 31, 2018, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(12)
The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

(13)
The Mortgage Securitization Special Purpose Subsidiary is the obligor under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

a. Credit Agreement

On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750,000. The original amount of the Term Loan A was $250,000. Under the Revolving Credit Facility, we had the option to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement was originally scheduled to mature on August 21, 2022, at which point all obligations were to become due.

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

The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. The Term Loan A is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on June 4, 2023.

IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2018, we had $793,832 and $240,625 of outstanding borrowings under the Revolving Credit Facility and the Term Loan A, respectively. Of the $793,832 of outstanding borrowings under the Revolving Credit Facility, $619,800 was denominated in United States dollars, 93,700 was denominated in Canadian dollars and 92,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $43,297 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2018, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $912,871 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.9% as of December 31, 2018. The average interest rate in effect under the Revolving Credit Facility was 3.9% as of December 31, 2018 and the interest rate in effect under the Term Loan A as of December 31, 2018 was 4.2%.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. The interest rate in effect under Term Loan B as of December 31, 2018 was 4.3%.

b. Notes Issued under Indentures

As of December 31, 2018, we had nine series of senior subordinated or senior notes issued under various indentures, six of which are direct obligations of the parent company, IMI; one of which (the 53/8% Notes) is a direct obligation of IM US Holdings; one of which (the CAD Notes due 2023) is a direct obligation of Canada Company; and one of which (the GBP Notes due 2025) is a direct obligation of IM UK. Each series of notes shown below (i) is effectively subordinated to all of our secured indebtedness, including under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, (ii) ranks pari passu in right of payment with each other and with debt outstanding under the Credit Agreement, except the 5 3/4% Notes which are subordinated in right of payment to the Credit Agreement, the senior notes shown below and other "Senior Debt" as defined in, and to the extent set forth in, our indenture for the 5 3/4% Notes, and (iii) is structurally subordinated to all liabilities of our subsidiaries that do not guarantee such series of notes:

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

In May 2016, IMI completed a private offering of $500,000 in aggregate principal amount of the 4 3/8% Notes and IM US Holdings completed a private offering of $250,000 in aggregate principal amount of the 5 3/8% Notes. The 4 3/8% Notes and 5 3/8% Notes were issued at par. The aggregate net proceeds of $738,750 from the 4 3/8% Notes and 5 3/8% Notes, after paying the initial purchasers' commissions, were used, together with cash on hand and borrowings under the Former Revolving Credit Facility, for the repayment of all outstanding borrowings under a bridge credit agreement which provided a portion of the financing necessary to close the Recall Transaction.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

In September 2016, Canada Company completed a private offering of 250,000 Canadian dollars in aggregate principal amount of the CAD Notes due 2023. The CAD Notes due 2023 were issued at par. The aggregate net proceeds from the CAD Notes due 2023 of 246,250 Canadian dollars (or $186,693, based upon the exchange rate between the Canadian dollar and the United States dollar on September 15, 2016 (the settlement date for the CAD Notes due 2023)), after paying the initial purchasers’ commissions, were used to repay outstanding borrowings under the Former Revolving Credit Facility.

In May 2017, IMI completed a private offering of 300,000 Euros in aggregate principal amount of the Euro Notes, which were issued at par. The net proceeds to IMI from the Euro Notes of 296,250 Euros (or $332,683, based upon the exchange rate between the Euro and the United States dollar on May 23, 2017 (the settlement date for the Euro Notes)), after paying the initial purchasers' commissions, were used to repay outstanding borrowings under the Former Revolving Credit Facility.

In August 2017, we redeemed all of the 200,000 Canadian dollars in aggregate principal outstanding of the 6 1/8% CAD Senior Notes due 2021 (the "CAD Notes due 2021") (approximately $157,458, based upon the exchange rate between the Canadian dollar and the United States dollar on August 15, 2017 (the redemption date for the CAD Notes due 2021)) at 103.063% of par, plus accrued and unpaid interest to, but excluding the redemption date, utilizing borrowings under the Former Revolving Credit Facility. We recorded a charge of $6,354 to Other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.

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

In December 2017, IMI completed a private offering of $825,000 in aggregate principal amount of the 5 1/4% Notes. The 5 1/4% Notes were issued at par. The net proceeds of approximately $814,688 from the 5 1/4% Notes after deducting discounts to the initial purchasers, together with the net proceeds from the Equity Offering and the Over-Allotment Option (each as defined in Note 12), were used to finance the purchase price of the IODC Transaction (as defined in Note 6), which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds from the 5 1/4% Notes, together with the net proceeds of the Equity Offering, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.

Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	4 3/8% Notes June 1,		6% Notes due 2023 August 15,		CAD Notes due 2023 September 15,		5 3/4% Notes August 15,		Euro Notes January 15,		GBP Notes due 2025 November 15,		5 3/8% Notes June 1,		4 7/8% Notes September 15,		5 1/4% Notes March 15,
2019	101.094%	(1)	102.000%	(1)	104.031%	(1)	100.958%	(1)	—		—		—		—		—
2020	100.000%		101.000%		102.688%		100.000%		101.500%	(1)	101.938%	(1)	—		—		—
2021	100.000%		100.000%		101.344%		100.000%		100.750%		100.969%		102.688%	(1)	—		—
2022	—		100.000%		100.000%		100.000%		100.000%		100.000%		101.792%		102.438%	(1)	102.625%	(1)
2023	—		100.000%		100.000%		100.000%		100.000%		100.000%		100.896%		101.625%		101.750%
2024	—		—		—		100.000%		100.000%		100.000%		100.000%		100.813%		100.875%
2025	—		—		—		—		100.000%		100.000%		100.000%		100.000%		100.000%
2026	—		—		—		—		—		—		100.000%		100.000%		100.000%
2027	—		—		—		—		—		—		—		100.000%		100.000%
2028	—		—		—		—		—		—		—		—		100.000%
_______________________________________________________________________________

(1)	Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified redemption price or make-whole price, as the case may be.

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

c. Australian Dollar Term Loan

On March 27, 2018, Iron Mountain Australia Group Pty, Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250,000 Australian dollars to 350,000 Australian dollars; (ii) increase the quarterly principal payments from 6,250 Australian dollars per year to 8,750 Australian dollars per year; and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The AUD Term Loan matures in September 2022.

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

Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 8,750 Australian dollars per year, with the remaining balance due September 22, 2022. The AUD Term Loan is secured by substantially all assets of IM Australia. IMI and the Guarantors guarantee all obligations under the AUD Term Loan.

As of December 31, 2017, we had 242,188 Australian dollars ($189,049 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2017) outstanding on the AUD Term Loan. As of December 31, 2018, we had 334,063 Australian dollars ($235,645 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2018) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 6.1% and 6.0% as of December 31, 2017 and 2018, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

d. UK Bilateral Revolving Credit Facility

On September 24, 2018, IM UK and Iron Mountain (UK) Data Centre Limited entered into a 140,000 British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140,000 British pounds sterling, and we have the option to request additional commitments of up to 125,000 British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility). The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at a rate of LIBOR plus 2.25%. The interest rate in effect under the UK Bilateral Facility as of December 31, 2018 is 3.1%. The initial net proceeds received under the UK Bilateral Facility of 138,250 British pounds sterling (or approximately $180,300, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and the Guarantors guarantee all obligations under the UK Bilateral Facility.

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

On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250,000 to $275,000 and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As of December 31, 2017 and 2018, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $258,973 and $221,673, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 2.2% and 3.0% as of December 31, 2017 and 2018, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

f. Mortgage Securitization Program

In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. The outstanding amount under the Mortgage Securitization Program was $50,000 at both December 31, 2017 and 2018. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of December 31, 2017 and 2018.

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

During the first quarter of 2017, we significantly expanded our utilization of the Cash Pools and reduced our utilization of our financing centers in Europe for purposes of meeting our global liquidity requirements. We currently utilize two separate cash pools with BMG, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the "QRS Cash Pool") and the other for our taxable REIT subsidiaries (the "TRS Cash Pool"). During the second quarter of 2017, we executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool.

As of December 31, 2017, we had a net cash position of approximately $5,700 in the QRS Cash Pool (which consisted of a gross cash position of approximately $383,700 less outstanding debit balances of approximately $378,000 by participating subsidiaries) and we had a zero balance in the TRS Cash Pool (which consisted of a gross cash position of approximately $229,600 less outstanding debit balances of approximately $229,600 by participating subsidiaries). As of December 31, 2018, we had a net cash position of approximately $2,000 in the QRS Cash Pool (which consisted of a gross cash position of approximately $300,800 less outstanding debit balances of approximately $298,800 by participating subsidiaries) and we had a net cash position of approximately $2,200 in the TRS Cash Pool (which consisted of a gross cash position of approximately $281,500 less outstanding debit balances of approximately $279,300 by participating subsidiaries). The net cash position balances as of December 31, 2017 and 2018 are reflected as cash and cash equivalents in the Consolidated Balance Sheets.

h.    Debt Covenants

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
DECEMBER 31, 2018
(In thousands, except share and per share data)
4. Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2017 and 2018, as well as our leverage ratio under our indentures as of December 31, 2017 and 2018 are as follows:

	December 31, 2017	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.0	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.6	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.8	5.8	Maximum allowable of 6.5-7.0(1)(2)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
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

(2)
At December 31, 2017, a portion of the net proceeds from the 5 1/4% Notes, together with a portion of the net proceeds of the Equity Offering (as defined in Note 12), were used to temporarily repay approximately $807,000 of outstanding indebtedness under our Revolving Credit Facility until the closing of the IODC Transaction, which occurred on January 10, 2018 (as described in Note 6). The bond leverage ratio at December 31, 2017 is calculated based on our outstanding indebtedness at this date, which reflects the temporary payment of the Revolving Credit Facility.

i. Maturities of long-term debt (gross of discounts) are as follows:

Year	Amount
2019	$126,406
2020	381,741
2021	583,759
2022	447,153
2023	1,800,128
Thereafter	4,893,514
8,232,701
Net Discounts	(3,271)
Net Deferred Financing Costs	(86,607)
Total Long-term Debt (including current portion)	$8,142,823

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2017 and 2018 and for the years ended December 31, 2016, 2017 and 2018 and are prepared on the same basis as the consolidated financial statements.

The Parent Notes, CAD Notes due 2023, GBP Notes due 2025 and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

Additionally, IMI guarantees the CAD Notes due 2023, which were issued by Canada Company, the GBP Notes due 2025, which were issued by IM UK, and the 5 3/8% Notes, which were issued by IM US Holdings. Canada Company and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes due 2023, the GBP Notes due 2025 and the 5 3/8% Notes are referred to below as the Non-Guarantors. As discussed below, the results of the Non-Guarantors for 2016 exclude the results of Canada Company, as those are presented in a separate column.

The CAD Notes due 2021 were issued by Canada Company and registered under the Securities Act of 1933, as amended (the “Securities Act”). The CAD Notes due 2023 have not been registered under the Securities Act, or under the securities laws of any other jurisdiction. We redeemed the CAD Notes due 2021 in August 2017 and, therefore, as of December 31, 2017, Canada Company had no outstanding debt registered under the Securities Act that would require the presentation of Canada Company on a standalone basis in the accompanying consolidating financial statements. Accordingly, (i) the assets, liabilities and equity of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2018, (ii) the revenues, expenses and other comprehensive income (loss) of Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2018, and (iii) the operating, investing and financing cash flows for Canada Company are presented as a component of the Non-Guarantor subsidiaries in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2018.

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
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$2,433	$634,317	$383,675	$(94,726)	$925,699
Accounts receivable	—	32,972	802,770	—	835,742
Intercompany receivable	332,293	149,731	—	(482,024)	—
Prepaid expenses and other	1,579	103,643	83,681	(29)	188,874
Total Current Assets	336,305	920,663	1,270,126	(576,779)	1,950,315
Property, Plant and Equipment, Net	316	2,030,875	1,386,488	—	3,417,679
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,578,995	—	—	(4,578,995)	—
Investment in subsidiaries	1,858,045	885,999	—	(2,744,044)	—
Goodwill	—	2,577,310	1,492,957	—	4,070,267
Other	—	796,913	737,228	—	1,534,141
Total Other Assets, Net	6,437,040	4,260,222	2,230,185	(7,323,039)	5,604,408
Total Assets	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
Liabilities and Equity
Intercompany Payable	$—	$—	$482,024	$(482,024)	$—
Debit Balances Under Cash Pool	—	56,233	38,493	(94,726)	—
Current Portion of Long-term Debt	—	54,247	92,082	(29)	146,300
Total Other Current Liabilities	235,062	527,549	421,262	—	1,183,873
Long-term Debt, Net of Current Portion	4,232,759	758,166	1,906,046	—	6,896,971
Long-term Notes Payable to Affiliates and Intercompany Payable	—	4,578,995	—	(4,578,995)	—
Other Long-term Liabilities	—	113,024	241,974	—	354,998
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.v.)	8,402	—	83,016	—	91,418
Total Iron Mountain Incorporated Stockholders' Equity	2,297,438	1,123,546	1,620,498	(2,744,044)	2,297,438
Noncontrolling Interests	—	—	1,404	—	1,404
Total Equity	2,297,438	1,123,546	1,621,902	(2,744,044)	2,298,842
Total Liabilities and Equity	$6,773,661	$7,211,760	$4,886,799	$(7,899,818)	$10,972,402
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
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$132	$61,650	$169,318	$(65,615)	$165,485
Accounts receivable	—	47,900	798,989	—	846,889
Intercompany receivable	—	818,463	—	(818,463)	—
Prepaid expenses and other	93	108,879	86,797	(29)	195,740
Total Current Assets	225	1,036,892	1,055,104	(884,107)	1,208,114
Property, Plant and Equipment, Net	190	3,002,104	1,487,263	—	4,489,557
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,954,686	—	—	(4,954,686)	—
Investment in subsidiaries	1,885,174	1,006,144	—	(2,891,318)	—
Goodwill	—	2,858,539	1,582,491	—	4,441,030
Other	—	979,483	734,063	—	1,713,546
Total Other Assets, Net	6,839,860	4,844,166	2,316,554	(7,846,004)	6,154,576
Total Assets	$6,840,275	$8,883,162	$4,858,921	$(8,730,111)	$11,852,247
Liabilities and Equity
Intercompany Payable	$462,927	$—	$355,536	$(818,463)	$—
Debit Balances Under Cash Pools	—	10,612	55,003	(65,615)	—
Current Portion of Long-term Debt	—	63,703	62,732	(29)	126,406
Total Other Current Liabilities	268,373	616,826	451,073	—	1,336,272
Long-term Debt, Net of Current Portion	4,223,822	1,877,649	1,914,946	—	8,016,417
Long-term Notes Payable to Affiliates and Intercompany Payable	—	4,954,686	—	(4,954,686)	—
Other Long-term Liabilities	973	115,994	300,064	—	417,031
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.v.)	—	—	70,532	—	70,532
Total Iron Mountain Incorporated Stockholders' Equity	1,884,180	1,243,692	1,647,626	(2,891,318)	1,884,180
Noncontrolling Interests	—	—	1,409	—	1,409
Total Equity	1,884,180	1,243,692	1,649,035	(2,891,318)	1,885,589
Total Liabilities and Equity	$6,840,275	$8,883,162	$4,858,921	$(8,730,111)	$11,852,247
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at December 31, 2018 is approximately $57,200 and $12,700 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 4 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,341,840	$125,335	$675,730	$—	$2,142,905
Service	—	822,515	64,147	481,886	—	1,368,548
Intercompany revenues	—	3,994	—	80,788	(84,782)	—
Total Revenues	—	2,168,349	189,482	1,238,404	(84,782)	3,511,453
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	895,595	29,418	642,764	—	1,567,777
Intercompany cost of sales	—	17,496	63,292	3,994	(84,782)	—
Selling, general and administrative	668	668,975	17,786	300,903	—	988,332
Depreciation and amortization	179	272,831	15,480	163,836	—	452,326
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	—	1,328	310	(226)	—	1,412
Total Operating Expenses	847	1,856,225	126,286	1,111,271	(84,782)	3,009,847
Operating (Loss) Income	(847)	312,124	63,196	127,133	—	501,606
Interest Expense (Income), Net	110,659	(7,741)	40,546	167,198	—	310,662
Other Expense (Income), Net	71,335	(13,247)	10,341	(24,129)	—	44,300
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Gain on Sale of Real Estate	(182,841)	333,112	12,309	(15,936)	—	146,644
Provision (Benefit) for Income Taxes	—	30,860	7,354	6,730	—	44,944
Gain on Sale of Real Estate, Net of Tax	—	(2,121)	(59)	—	—	(2,180)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(287,665)	(22,662)	(5,040)	(6,832)	322,199	—
Net Income (Loss)	104,824	327,035	10,054	(15,834)	(322,199)	103,880
Income (Loss) from Discontinued Operations, Net of Tax	—	1,642	1,818	(107)	—	3,353
Net Income (Loss)	104,824	328,677	11,872	(15,941)	(322,199)	107,233
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,409	—	2,409
Net Income (Loss) Attributable to Iron Mountain Incorporated	$104,824	$328,677	$11,872	$(18,350)	$(322,199)	$104,824
Net Income (Loss)	$104,824	$328,677	$11,872	$(15,941)	$(322,199)	$107,233
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	1,107	—	(6,123)	(30,625)	—	(35,641)
Market Value Adjustments for Securities	—	(734)	—	—	—	(734)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(38,763)	(3,164)	(679)	(6,123)	48,729	—
Total Other Comprehensive (Loss) Income	(37,656)	(3,898)	(6,802)	(36,748)	48,729	(36,375)
Comprehensive Income (Loss)	67,168	324,779	5,070	(52,689)	(273,470)	70,858
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,690	—	3,690
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$67,168	$324,779	$5,070	$(56,379)	$(273,470)	$67,168

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,437,466	$940,091	$—	$2,377,557
Service	—	863,623	604,398	—	1,468,021
Intercompany revenues	—	4,577	24,613	(29,190)	—
Total Revenues	—	2,305,666	1,569,102	(29,190)	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	925,385	759,933	—	1,685,318
Intercompany cost of sales	—	24,613	4,577	(29,190)	—
Selling, general and administrative	161	654,213	330,591	—	984,965
Depreciation and amortization	167	309,883	212,326	—	522,376
Intangible impairments	—	3,011	—	—	3,011
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(999)	1,798	—	799
Total Operating Expenses	328	1,916,106	1,309,225	(29,190)	3,196,469
Operating (Loss) Income	(328)	389,560	259,877	—	649,109
Interest Expense (Income), Net	163,541	6,996	183,038	—	353,575
Other Expense (Income), Net	47,176	9,112	23,141	—	79,429
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(211,045)	373,452	53,698	—	216,105
Provision (Benefit) for Income Taxes	—	5,854	20,093	—	25,947
Gain on Sale of Real Estate, Net of Tax	—	—	(1,565)	—	(1,565)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(394,866)	(25,385)	—	420,251	—
(Loss) Income from Continuing Operations	183,821	392,983	35,170	(420,251)	191,723
(Loss) Income from Discontinued Operations, Net of Tax	—	(4,370)	(1,921)	—	(6,291)
Net Income (Loss)	183,821	388,613	33,249	(420,251)	185,432
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,611	—	1,611
Net Income (Loss) Attributable to Iron Mountain Incorporated	$183,821	$388,613	$31,638	$(420,251)	$183,821
Net Income (Loss)	$183,821	$388,613	$33,249	$(420,251)	$185,432
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(15,015)	—	123,579	—	108,564
Equity in Other Comprehensive Income (Loss) of Subsidiaries	123,599	82,127	—	(205,726)	—
Total Other Comprehensive Income (Loss)	108,584	82,127	123,579	(205,726)	108,564
Comprehensive Income (Loss)	292,405	470,740	156,828	(625,977)	293,996
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,591	—	1,591
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$292,405	$470,740	$155,237	$(625,977)	$292,405

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,600,230	$1,022,225	$—	$2,622,455
Service	—	970,678	632,628	—	1,603,306
Intercompany revenues	—	4,759	18,439	(23,198)	—
Total Revenues	—	2,575,667	1,673,292	(23,198)	4,225,761
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	1,007,794	793,788	—	1,801,582
Intercompany cost of sales	—	18,439	4,759	(23,198)	—
Selling, general and administrative	(288)	711,702	327,561	—	1,038,975
Depreciation and amortization	122	403,480	235,912	—	639,514
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	—	(1,489)	(8,329)	—	(9,818)
Total Operating Expenses	(166)	2,139,926	1,353,691	(23,198)	3,470,253
Operating (Loss) Income	166	435,741	319,601	—	755,508
Interest Expense (Income), Net	199,955	5,692	203,642	—	409,289
Other Expense (Income), Net	2,328	16,744	(30,764)	—	(11,692)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Gain on Sale of Real Estate	(202,117)	413,305	146,723	—	357,911
(Benefit) Provision for Income Taxes	—	(2,418)	38,681	—	36,263
Gain on Sale of Real Estate, Net of Tax	—	(836)	(54,492)	—	(55,328)
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(565,468)	(156,993)	—	722,461	—
Income (Loss) from Continuing Operations	363,351	573,552	162,534	(722,461)	376,976
(Loss) Income from Discontinued Operations, Net of Tax	—	(12,283)	(144)	—	(12,427)
Net Income (Loss)	363,351	561,269	162,390	(722,461)	364,549
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,198	—	1,198
Net Income (Loss) Attributable to Iron Mountain Incorporated	$363,351	$561,269	$161,192	$(722,461)	$363,351
Net Income (Loss)	$363,351	$561,269	$162,390	$(722,461)	$364,549
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	11,070	—	(175,177)	—	(164,107)
Change in Fair Value of Interest Rate Swap Agreements	(973)	—	—	—	(973)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(171,772)	(139,971)	—	311,743	—
Total Other Comprehensive Income (Loss)	(161,675)	(139,971)	(175,177)	311,743	(165,080)
Comprehensive Income (Loss)	201,676	421,298	(12,787)	(410,718)	199,469
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(2,207)	—	(2,207)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$201,676	$421,298	$(10,580)	$(410,718)	$201,676

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(168,389)	$633,808	$41,885	$33,912	$—	$541,216
Cash Flows from Operating Activities-Discontinued Operations	—	1,076	1,710	(107)	—	2,679
Cash Flows from Operating Activities	(168,389)	634,884	43,595	33,805	—	543,895
Cash Flows from Investing Activities:
Capital expenditures	—	(192,736)	(10,284)	(125,583)	—	(328,603)
Cash paid for acquisitions, net of cash acquired	—	4,007	(2,405)	(293,567)	—	(291,965)
Intercompany loans to subsidiaries	175,092	(166,400)	(20,185)	—	11,493	—
Investment in subsidiaries	(1,585)	(1,585)	—	—	3,170	—
Acquisitions of customer relationships and customer inducements	—	(40,217)	(366)	(10,183)	—	(50,766)
Net proceeds from Divestments (see Note 6)	—	—	4,032	26,622	—	30,654
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	5,235	30	2,712	—	7,977
Cash Flows from Investing Activities	173,507	(391,696)	(29,178)	(399,999)	14,663	(632,703)
Cash Flows from Investing Activities-Discontinued Operations	—	78,564	16,153	1,995	—	96,712
Cash Flows from Investing Activities	173,507	(313,132)	(13,025)	(398,004)	14,663	(535,991)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities, bridge facilities and other debt	(1,163,654)	(7,511,941)	(1,273,228)	(4,902,617)	—	(14,851,440)
Proceeds from revolving credit and term loan facilities, bridge facilities and other debt	1,150,628	7,144,874	1,130,193	5,118,693	—	14,544,388
Net proceeds from sales of senior notes	492,500	246,250	186,693	—	—	925,443
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	—	(466)	—	(466)
Intercompany loans from parent	—	(183,454)	(67,514)	262,461	(11,493)	—
Equity contribution from parent	—	1,585	—	1,585	(3,170)	—
Parent cash dividends	(505,871)	—	—	—	—	(505,871)
Net proceeds (payments) associated with employee stock-based awards	31,922	—	—	—	—	31,922
Payment of debt financing and stock issuance costs	(8,389)	(3,489)	(895)	(5,830)	—	(18,603)
Cash Flows from Financing Activities	(2,864)	(306,175)	(24,751)	473,826	(14,663)	125,373
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—	—
Cash Flows from Financing Activities	(2,864)	(306,175)	(24,751)	473,826	(14,663)	125,373
Effect of exchange rates on cash and cash equivalents	—	—	(1,891)	(23,283)	—	(25,174)
Increase (Decrease) in cash and cash equivalents	2,254	15,577	3,928	86,344	—	108,103
Cash and cash equivalents, including Restricted Cash, beginning of year	151	7,803	13,182	107,245	—	128,381
Cash and cash equivalents, including Restricted Cash, end of year	$2,405	$23,380	$17,110	$193,589	$—	$236,484

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(203,403)	$738,256	$189,406	$—	$724,259
Cash Flows from Operating Activities-Discontinued Operations	—	(1,345)	(1,946)	—	(3,291)
Cash Flows from Operating Activities	(203,403)	736,911	187,460	—	720,968
Cash Flows from Investing Activities:
Capital expenditures	—	(235,996)	(107,135)	—	(343,131)
Cash paid for acquisitions, net of cash acquired	—	(96,946)	(122,759)	—	(219,705)
Intercompany loans to subsidiaries	(990,635)	(344,919)	—	1,335,554	—
Investment in subsidiaries	(16,170)	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(63,765)	(11,420)	—	(75,185)
Net proceeds from Divestments (see Note 6)	—	—	29,236	—	29,236
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	12,963	(3,626)	—	9,337
Cash Flows from Investing Activities-Continuing Operations	(1,006,805)	(728,663)	(215,704)	1,351,724	(599,448)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	(1,006,805)	(728,663)	(215,704)	1,351,724	(599,448)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities, bridge facilities and other debt	(262,579)	(8,077,553)	(6,089,563)	—	(14,429,695)
Proceeds from revolving credit and term loan facilities, bridge facilities and other debt	224,660	7,650,617	6,041,778	—	13,917,055
Early retirement of senior subordinated and senior notes	(1,031,554)	—	(715,302)	—	(1,746,856)
Net proceeds from sales of senior notes	2,134,870	—	522,078	—	2,656,948
Debit balances (payments) under cash pools	—	56,233	38,493	(94,726)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	9,079	—	9,079
Intercompany loans from parent	—	982,783	352,771	(1,335,554)	—
Equity contribution from parent	—	—	16,170	(16,170)	—
Parent cash dividends	(439,999)	—	—	—	(439,999)
Net proceeds (payments) associated with employee stock-based awards	13,095	—	—	—	13,095
Net proceeds associated with the Equity Offering, including Over-Allotment Option	516,462	—	—	—	516,462
Net proceeds associated with the At The Market (ATM) Program	59,129	—	—	—	59,129
Payment of debt financing and stock issuance costs	(3,848)	(9,391)	(1,554)	—	(14,793)
Cash Flows from Financing Activities-Continuing Operations	1,210,236	602,689	173,950	(1,446,450)	540,425
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	1,210,236	602,689	173,950	(1,446,450)	540,425
Effect of exchange rates on cash and cash equivalents	—	—	27,270	—	27,270
Increase (Decrease) in cash and cash equivalents	28	610,937	172,976	(94,726)	689,215
Cash and cash equivalents, including Restricted Cash, beginning of year	2,405	23,380	210,699	—	236,484
Cash and cash equivalents, including Restricted Cash, end of year	$2,433	$634,317	$383,675	$(94,726)	$925,699

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(217,819)	$877,864	$276,499	$—	$936,544
Cash Flows from Operating Activities-Discontinued Operations	—	(995)	—	—	(995)
Cash Flows from Operating Activities	(217,819)	876,869	276,499	—	935,549
Cash Flows from Investing Activities:
Capital expenditures	—	(312,856)	(147,206)	—	(460,062)
Cash paid for acquisitions, net of cash acquired	—	(1,338,888)	(419,669)	—	(1,758,557)
Intercompany loans to subsidiaries	805,799	90,569	—	(896,368)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(73,429)	(25,258)	—	(98,687)
Net proceeds from Divestments (see Note 6)	—	1,019	—	—	1,019
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	299	85,860	—	86,159
Cash Flows from Investing Activities-Continuing Operations	805,799	(1,633,286)	(506,273)	(896,368)	(2,230,128)
Cash Flows from Investing Activities-Discontinued Operations	—	8,250	—	—	8,250
Cash Flows from Investing Activities	805,799	(1,625,036)	(506,273)	(896,368)	(2,221,878)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities, bridge facilities and other debt	—	(7,355,086)	(6,837,053)	—	(14,192,139)
Proceeds from revolving credit and term loan facilities, bridge facilities and other debt	—	8,445,509	6,906,105	—	15,351,614
Debit (payments) balances under cash pools	—	(45,621)	16,510	29,111	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(2,523)	—	(2,523)
Intercompany loans from parent	—	(856,911)	(39,457)	896,368	—
Parent cash dividends	(673,635)	—	—	—	(673,635)
Net payments associated with employee stock-based awards	(1,142)	—	—	—	(1,142)
Net proceeds associated with the Equity Offering, including Over-Allotment Option	76,192	—	—	—	76,192
Net proceeds associated with the At The Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(12,391)	(3,602)	—	(16,405)
Cash Flows from Financing Activities-Continuing Operations	(590,281)	175,500	39,980	925,479	550,678
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(590,281)	175,500	39,980	925,479	550,678
Effect of exchange rates on cash and cash equivalents	—	—	(24,563)	—	(24,563)
(Decrease) Increase in cash and cash equivalents	(2,301)	(572,667)	(214,357)	29,111	(760,214)
Cash and cash equivalents, including Restricted Cash, beginning of year	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, including Restricted Cash, end of year	$132	$61,650	$169,318	$(65,615)	$165,485

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. We have assessed our acquisitions in accordance with the guidance in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

a. Acquisition of Recall

On May 2, 2016, we completed the Recall Transaction. At the closing of the Recall Transaction, we paid approximately $331,800 in cash and issued 50,233,412 shares of our common stock which, based on the closing price of our common stock as of April 29, 2016 (the last day of trading on the NYSE prior to the closing of the Recall Transaction) of $36.53 per share, resulted in a total purchase price to Recall shareholders of approximately $2,166,900.

Regulatory Approvals
In connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the United States Department of Justice (the "DOJ"), the Australian Competition and Consumer Commission (the "ACCC"), the Canada Competition Bureau (the "CCB") and the United Kingdom Competition and Markets Authority (the "CMA").

As part of the regulatory approval process, we agreed to make certain divestments, which are described below, in order to address competition concerns raised by the DOJ, the ACCC, the CCB and the CMA in respect of the Recall Transaction (the "Divestments").

See Note 13 for additional information regarding the presentation of the Divestments in our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018, respectively.

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
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

On May 4, 2016, we completed the sale of the Initial United States Divestments to Access CIG, LLC, a privately held provider of information management services throughout the United States (“Access CIG”), for total consideration of approximately $80,000, subject to adjustments (the “Access Sale”). Of the total consideration, we received $55,000 in cash proceeds upon closing of the Access Sale, and were entitled to receive up to $25,000 of additional cash proceeds (the "Access Contingent Consideration"). The Access Contingent Consideration was subject to adjustments subsequent to the closing of the Access Sale. We were also subject to potential indemnity obligations as part of the Access Sale. We recorded a non-trade receivable related to our estimate of the Access Contingent Consideration included in Prepaid expenses and other in our Consolidated Balance Sheet as of December 31, 2017. During the third quarter of 2018, we settled the Access Contingent Consideration with Access CIG, as well as indemnification claims Access CIG previously raised in connection with the Access Sale. Changes to the realizable value of the Access Contingent Consideration were recorded to our Consolidated Statement of Operations as a component of discontinued operations.

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

On December 29, 2016, we completed the sale of the Seattle/Atlanta Divestments and the Canadian Divestments (as defined below) to Arkive Information Management LLC and Arkive Information Management Ltd., both information management companies (collectively, "ARKIVE"), for total consideration of approximately $50,000, subject to adjustments (the “ARKIVE Sale”). Of the total consideration, we received approximately $45,000 in cash proceeds upon the closing of the ARKIVE Sale and the remaining consideration is held in escrow. Following a notice and resolution period, ARKIVE may be entitled to receive from us cash payments, up to the total consideration paid by ARKIVE, based on lost revenues attributable to the acquired customer base calculated based upon the 24-month period following the closing of the ARKIVE sale. The assets included in the Seattle/Atlanta Divestments and the Recall Canadian Divestments (as defined below) were acquired in the Recall Transaction and, therefore, the estimated fair value of the Seattle/Atlanta Divestments and the Recall Canadian Divestments (as determined based upon the total consideration for the ARKIVE Sale) has been reflected in the allocation of the purchase price for Recall as a component of "Fair Value of Recall Divestments".

ii. Australia
The ACCC approved the Recall Transaction after accepting an undertaking from us pursuant to section 87B of the Australian Competition and Consumer Act 2010 (Cth) (the “ACCC Undertaking”). Pursuant to the ACCC Undertaking, we agreed to divest the majority of our Australian operations as they existed prior to the closing of the Recall Transaction by way of a share sale, which effectively involved the sale of our Australian business (as it existed prior to the closing of the Recall Transaction) other than our data management business throughout Australia and our records and information management business in the Northern Territory of Australia, except in relation to customers who have holdings in other Australian states or territories (the “Australia Divestment Business”).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

b.    Acquisition of IO Data Centers

On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio (the “IODC Transaction”). At the closing of the IODC Transaction, we paid approximately $1,347,000. In addition to the amount paid at the closing of the IODC Transaction, there was the potential of $35,000 in additional payments associated with the execution of future customer contracts through the one-year anniversary of the IODC Transaction, of which approximately $31,000 is accrued at December 31, 2018. This amount is reported as a third-party commissions asset as a component of Other within Other assets, net, on our Consolidated Balance Sheet at December 31, 2018. We have accounted for the IODC Transaction as an acquisition of a business in accordance with the guidance in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
_______________________________________________________________________________

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us, Recall and IODC on a pro forma basis as if the Recall Transaction had occurred on January 1, 2015, and the IODC Transaction had occurred on January 1, 2017. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates indicated above. The Pro Forma Financial Information for the year ended December 31, 2016, includes adjustments to convert Recall's historical results from International Financial Reporting Standards to GAAP, purchase accounting adjustments (including amortization of acquired intangible assets, depreciation of acquired property, plant and equipment and amortization of favorable and unfavorable leases), stock-based compensation and related tax effects. Through December 31, 2018, we and Recall have collectively incurred $140,661 of operating expenditures to complete the Recall Transaction (including advisory and professional fees and costs to complete the Divestments and to provide transitional services required to support the divested businesses during a transition period) and we and IODC have collectively incurred $28,064 of operating expenditures to complete the IODC Transaction (including advisory and professional fees). The operating expenditures to complete the Recall Transaction and the IODC Transaction have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2015 and January 1, 2017, respectively. The costs we have incurred to integrate Recall with our existing operations (including moving, severance, facility upgrade, REIT integration and system upgrade costs) are reflected in the Pro Forma Financial Information in the period in which they were incurred.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

The Pro Forma Financial Information for the year ended December 31, 2016, excludes from income (loss) from continuing operations the results of operations of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments, as these businesses are presented as discontinued operations. See Note 13 for information regarding our conclusion with respect to the presentation of these divestments as discontinued operations. The results of the Australia Divestment Business and the Iron Mountain Canadian Divestments are included within the results from continuing operations in the Pro Forma Financial Information through the closing date of the Australia Sale, in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale, in the case of the Iron Mountain Canadian Divestments, as these businesses do not qualify for discontinued operations. See Note 13 for information regarding our conclusion that these divestments do not meet the criteria to be reported as discontinued operations. The Australia Divestment Business and the Iron Mountain Canadian Divestments, collectively, represent $46,655 of total revenues and $2,603 of total income from continuing operations for the year ended December 31, 2016, respectively.

	(Unaudited) Year Ended December 31,
	2016(1)	2017(2)	2018(2)
Total Revenues	$3,763,929	$3,983,016	$4,229,251
Income (Loss) from Continuing Operations	$138,954	$124,385	$386,928
Per Share Income (Loss) from Continuing Operations - Basic	$0.53	$0.43	$1.35
Per Share Income (Loss) from Continuing Operations - Diluted	$0.53	$0.43	$1.35
______________________________________________________________________________

(1)	The Pro Forma Financial Information for the year ended December 31, 2016 only reflect the pro forma results of us and Recall.

(2)
The Pro Forma Financial Information for the years ended December 31, 2017 and 2018 only reflect pro forma results of us and IODC as Recall was included in our actual financial results for the years ended December 31, 2017 and 2018.

The amount of revenue and earnings in our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 related to Recall and IODC is impracticable for us to determine. Subsequent to the closings of the Recall Transaction and IODC Transaction, we began integrating Recall and IODC and our existing operations in order to achieve operational synergies. As a result, the revenue generated by Recall and IODC, as well as the underlying costs of sales and selling, general and administrative expenses to support Recall's and IODC's businesses, are now integrated with the revenue we generate, as well as the costs of sales and selling, general and administrative expenses that supported our business, prior to the acquisitions of Recall and IODC.

In addition to our acquisitions of Recall and IODC, we completed certain other acquisitions during 2016, 2017 and 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.
c. Other Noteworthy Acquisitions

Acquisitions Completed During the Year Ended December 31, 2016
In March 2016, we acquired a controlling interest in Docufile Holdings Proprietary Limited ("Docufile"), a storage and records management company with operations in South Africa, for approximately $15,000. The acquisition of Docufile represents our entrance into Africa.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

In November 2016, we entered into a binding agreement to acquire the storage and information management assets and operations of Santa Fe Group A/S ("Santa Fe") in ten regions within Europe and Asia in order to expand our presence in southeast Asia and western Europe. In December 2016, we acquired the storage and information management assets and operations of Santa Fe in Hong Kong, Malaysia, Singapore, Spain and Taiwan for approximately 15,200 Euros (or approximately $16,000, based upon the exchange rate between the United States dollar and the Euro as of December 30, 2016, the closing date of the 2016 Santa Fe Transaction). Of the total purchase price, 13,500 Euros (or approximately $14,200, based upon the exchange rate between the United States dollar and the Euro on the closing date of the 2016 Santa Fe Transaction) was paid during the year ended December 31, 2016, and the remaining balance is due on the 18-month anniversary of the closing of the 2016 Santa Fe Transaction.

Acquisitions Completed During the Year Ended December 31, 2017

During the first half of 2017, we acquired, in two separate transactions, (i) the storage and information management assets and operations of Santa Fe in Macau and South Korea, and (ii) the storage and information management assets and operations of Santa Fe in India, Indonesia and the Philippines for an aggregate cash purchase price of approximately 11,700 Euros (or approximately $13,000, based upon the exchange rate between the United States dollar and the Euro on the closing dates of the respective transactions).

In November 2017, we entered into an agreement to acquire the storage and information management assets and operations of Santa Fe in China (the “Santa Fe China Transaction”) for approximately $16,800, subject to customary purchase price adjustments. On December 29, 2017, we closed on the Santa Fe China Transaction. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we accrued for the purchase price of the Santa Fe China Transaction in our Consolidated Balance Sheet as of December 31, 2017 (the “Accrued Purchase Price”). The Accrued Purchase Price is presented as a component of the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2017.

In June 2017, in order to expand our presence in Peru, we acquired the storage and information management assets and operations of Ransa Comercial, S.A. and Depositos, S.A., two records and storage and information management companies with operations in Peru, for approximately $14,700.

In July 2017, in order to expand our European operations, we acquired Fileminders Ltd., a storage and records management company with operations in Cyprus, for approximately 24,900 Euros (or approximately $28,500, based upon the exchange rate between the United States dollar and the Euro on the closing date of the acquisition).

In September 2017, in order to expand our data center operations in the United States, we acquired Mag Datacenters LLC, which operated Fortrust, a private data center business with operations in Denver, Colorado (the “Fortrust Transaction”). At the closing of the Fortrust Transaction, we paid approximately $54,500 in cash (the "Fortrust Cash Consideration") and issued 2,193,637 shares of our common stock (the "Fortrust Stock Consideration"). The shares of our common stock issued to the former owners of Fortrust in connection with the Fortrust Transaction contain certain restrictions that impact the marketability of such shares for a period of six months following the closing date of the Fortrust Transaction (the “Lack of Marketability Restriction”). The 2,193,637 shares issued as part of the Fortrust Stock Consideration were valued at approximately $37.84 per share, which reflects a discount related to the Lack of Marketability Restriction, resulting in a total purchase price (including the Fortrust Cash Consideration and the Fortrust Stock Consideration) of approximately $137,500.

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
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

In October 2017, in order to expand our presence in India, we acquired OEC Records Management, a storage and information management company with operations in India for approximately $19,300.

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

Acquisitions Completed During the Year Ended December 31, 2018

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

In addition to the transactions noted above, during 2018, in order to enhance our existing operations in the United States, Brazil, India, Ireland, Philippines, South Korea and the United Kingdom and to expand our operations into Croatia, we completed the acquisition of ten storage and records management companies and three art storage companies for total consideration of approximately $64,000. The individual purchase prices of these acquisitions ranged from approximately $1,000 to $18,000.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

d. Purchase Price Allocation

A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions in each respective year is as follows:

	2016			2017	2018
	Recall	Other Fiscal Year 2016 Acquisitions	Total	Total	IODC Transaction	Other Fiscal Year 2018 Acquisitions	Total
Cash Paid (gross of cash acquired)(1)	$331,834	$37,350	$369,184	$234,314	$1,347,046	$432,078	$1,779,124
Purchase Price Holdbacks and Other(2)	—	—	—	20,093	—	35,218	35,218
Fair Value of Common Stock Issued	1,835,026	—	1,835,026	83,014	—	—	—
Fair Value of Noncontrolling Interests	—	3,506	3,506	1,507	—	—	—
Total Consideration	2,166,860	40,856	2,207,716	338,928	1,347,046	467,296	1,814,342
Fair Value of Identifiable Assets Acquired:
Cash	76,461	576	77,037	14,746	34,307	10,227	44,534
Accounts Receivable and Prepaid Expenses	176,775	2,703	179,478	19,309	7,070	13,076	20,146
Fair Value of Recall Divestments(3)	121,689	—	121,689	—	—	—	—
Other Assets	57,563	541	58,104	5,070	—	4,586	4,586
Property, Plant and Equipment(4)	622,063	10,963	633,026	150,878	863,027	225,848	1,088,875
Customer Relationship Intangible Assets(5)	709,139	20,842	729,981	116,028	—	44,622	44,622
Data Center In-Place Leases(6)	—	—	—	6,300	104,340	36,130	140,470
Data Center Tenant Relationships(7)	—	—	—	—	77,362	18,410	95,772
Data Center Above-Market Leases(8)	—	—	—	—	16,439	2,381	18,820
Other Intangible Assets	—	—	—	14,487	—	—	—
Debt Assumed	(792,385)	—	(792,385)	(5,287)	—	(12,312)	(12,312)
Accounts Payable, Accrued Expenses and Other Liabilities	(276,814)	(11,504)	(288,318)	(24,869)	(36,230)	(17,206)	(53,436)
Deferred Income Taxes	(164,074)	(2,985)	(167,059)	(18,122)	—	(43,218)	(43,218)
Data Center Below-Market Leases(8)	—	—	—	—	(11,421)	(694)	(12,115)
Total Fair Value of Identifiable Net Assets Acquired	530,417	21,136	551,553	278,540	1,054,894	281,850	1,336,744
Goodwill Initially Recorded(9)	$1,636,443	$19,720	$1,656,163	$60,388	$292,152	$185,446	$477,598
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 is net cash acquired of $77,037 and cash received of $182 related to acquisitions made in years prior to 2016. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2017 is net cash acquired of $14,746 and contingent and other payments, net of $137 related to acquisitions made in years prior to 2017. Included in cash paid for acquisitions in the Consolidated Statement of Cash Flows for the year ended December 31, 2018 is net cash acquired of $44,534 and contingent and other payments, net of $23,967 related to acquisitions made in years prior to 2018.

(2)	Purchase price holdbacks and other includes $16,771 purchase price accrued for the Santa Fe China Transaction in 2017 and includes $18,824 purchase price accrued for the EvoSwitch Transaction in 2018.

(3)	Represents the fair value, less costs to sell, of the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments.

(4)	Consists primarily of buildings, building improvements, leasehold improvements, data center infrastructure, racking structures, warehouse equipment and computer hardware and software.

(5)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2016, 2017 and 2018 was 13 years, 12 years and 10 years, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
6. Acquisitions (Continued)

(6)	The weighted average lives of data center in-place leases associated with acquisitions in 2018 was 6 years.

(7)	The weighted average lives of data center tenant relationships associated with acquisitions in 2018 was 9 years.

(8)
The weighted average lives of data center above-market leases associated with acquisitions in 2018 was 3 years and the weighted average lives of data center below-market leases associated with acquisitions in 2018 was 7 years.

(9)
The goodwill associated with acquisitions, including Recall and IODC, is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

Allocations of the purchase price for acquisitions made in 2016, 2017 and 2018 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. Assets and liabilities that were acquired and classified as held for sale immediately following the Recall Transaction were valued based on the estimated fair value of the divestment, less costs to sell. The preliminary purchase price allocations that are not finalized as of December 31, 2018 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, data center infrastructure and racking structures), operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the EvoSwitch Transaction, as well as other acquisitions we closed in 2018.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2018 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes

We have been organized and have operated as a REIT effective beginning with our taxable year that ended on December 31, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries ("TRSs"), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period following the date on which that asset was first owned by a REIT that are attributable to "built-in" gains with respect to that asset on that date. This built-in gains tax has been imposed on our depreciation recapture recognized into income as a result of accounting method changes commenced in our pre-REIT period and in connection with the Recall Transaction and IODC Transaction. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”) was enacted into law in the United States. The Tax Reform Legislation amended the Internal Revenue Code of 1986, as amended (the “Code”), to reduce tax rates and modify policies, credits and deductions for businesses and individuals. The following summarizes certain components of the Tax Reform Legislation and the impact such components of the Tax Reform Legislation. One of the primary components of the Tax Reform Legislation was a reduction in the United States corporate federal income tax rate from 35% to 21% for taxable years beginning after December 31, 2017.

a.Deemed Repatriation Transition Tax

The Tax Reform Legislation imposed a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever is greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varied depending on whether the Undistributed E&P is held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation would result in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8% if held in non-liquid assets. The Deemed Repatriation Transition Tax applies regardless of whether or not an entity has cash in its foreign subsidiaries and regardless of whether the entity actually repatriates the Undistributed E&P back to the United States.

We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160,000 (the “Undistributed E&P”). We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). After applying the participation deduction, included in our REIT taxable income for 2017 was approximately $70,900 related to the deemed repatriation of Undistributed E&P.

b. Global Intangible Low-Taxed Income

For taxable years beginning after December 31, 2017, the Tax Reform Legislation introduced new provisions intended to prevent the erosion of the United States federal income tax base through the taxation of certain global intangible low-taxed income (“GILTI”). The GILTI provisions created a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s United States tax resident shareholder. Generally, GILTI is the excess of the United States shareholder’s pro rata portion of the income of its foreign subsidiaries over the net deemed tangible income return of such subsidiaries.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The GILTI provisions also provide for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and will increase the required minimum distribution to our stockholders. We estimate the amount of the GILTI in our taxable income for the year ending December 31, 2018 to be approximately $20,791. We have adopted a policy such that we will recognize no deferred taxes related to basis differences resulting from GILTI.

c. Interest Deduction Limitation

The Tax Reform Legislation also limits, for certain entities, the deduction for net interest expense to the sum of business interest income plus 30% of adjusted taxable income (the “Interest Deduction Limitation”). Adjusted taxable income is defined in the Tax Reform Legislation similar to earnings before interest, taxes, depreciation and amortization for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined similar to earnings before interest and taxes for taxable years beginning after December 31, 2021.

The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as an “electing real property trade or business”. As a REIT, IMI, including all of our QRSs, expects to make an election to be treated as an "electing real property trade or business" beginning in our taxable year ended December 31, 2018. As such, the interest deduction limitation will not apply to IMI or our QRSs; however, IMI will be required to utilize the alternative depreciation system for its real property. This election will not have a material impact on our consolidated financial statements. We do not generally believe our TRSs are eligible for treatment as "electing real property trades or businesses".

The significant components of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2017	2018
Deferred Tax Assets:
Accrued liabilities and other adjustments	$38,931	$54,506
Net operating loss carryforwards	105,026	92,952
Federal benefit of unrecognized tax benefits	3,051	2,925
Valuation allowance	(61,756)	(55,666)
	85,252	94,717
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(168,028)	(166,469)
Plant and equipment, principally due to differences in depreciation	(61,530)	(74,147)
Other(1)	—	(26,260)
	(229,558)	(266,876)
Net deferred tax liability	$(144,306)	$(172,159)
______________________________________________________________________________

(1)
Other consists primarily of withholding taxes on the earnings of foreign qualified REIT subsidiaries, capital lease obligations and an accounting method change for certain tangible assets acquired as part of the IODC Transaction. At December 31, 2017, the comparable amount of approximately $12,800 was presented as a reduction to accrued liabilities and other adjustments in the table above.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The deferred tax assets and liabilities are presented below:

	December 31,
	2017	2018
Noncurrent deferred tax assets (Included in Other, a component of Other Assets, net)	$11,422	$11,677
Noncurrent deferred tax liabilities	(155,728)	(183,836)

At December 31, 2018, we have federal net operating loss carryforwards of $163,022 available to reduce future federal taxable income, the majority of which expire from 2023 through 2037. Of the $163,022, we expect to utilize $49,436 and realize a federal tax benefit of $10,382. A majority of the net operating loss carryforwards and federal tax benefit expected to be realized were generated by the IODC Transaction. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2019 through 2038, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $82,485, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 67%.

Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Increases/(Decreases)(1)	Balance at End of the Year
2016	$60,009	$7,660	$3,690	$71,359
2017	71,359	(4,317)	(5,286)	61,756
2018	61,756	3,568	(9,658)	55,666
_______________________________________________________________________________

(1)	Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates and disposal of certain foreign subsidiaries.

The components of income (loss) from continuing operations before provision (benefit) for income taxes and gain on sale of real estate are:

	Year Ended December 31,
	2016	2017	2018
United States	$106,223	$161,198	$201,730
Canada	28,157	50,019	53,779
Other Foreign	12,264	4,888	102,402
	$146,644	$216,105	$357,911

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2016	2017	2018
Federal—current	$52,944	$16,345	$703
Federal—deferred	(28,127)	(12,655)	(4,675)
State—current	6,096	3,440	918
State—deferred	(1,479)	(1,276)	627
Foreign—current	36,272	42,532	45,371
Foreign—deferred	(20,762)	(22,439)	(6,681)
	$44,944	$25,947	$36,263

A reconciliation of total income tax expense and the amount computed by applying the former federal statutory tax rate of 35.0% to income from continuing operations before provision (benefit) for income taxes and gain on sale of real estate for the years ended December 31, 2016 and 2017 and the current federal statutory tax rate of 21.0% to income from continuing operations before provision (benefit) for income taxes and gain on sale of real estate for the year ended December 31, 2018 is as follows:

	Year Ended December 31,
	2016	2017	2018
Computed "expected" tax provision	$51,325	$75,637	$75,161
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(18,526)	(78,873)	(35,165)
Deferred tax adjustment and other taxes due to REIT conversion	247	—	—
State taxes (net of federal tax benefit)	3,796	2,692	1,599
Increase (decrease) in valuation allowance (net operating losses)	7,660	(4,317)	3,568
Foreign repatriation	510	29,476	—
U.S. Federal Rate Reduction	—	(4,685)	—
Reserve (reversal) accrual and audit settlements (net of federal tax benefit)	1,898	(9,103)	(13,985)
Foreign tax rate differential	(13,328)	(11,949)	5,545
Disallowed foreign interest, Subpart F income, and other foreign taxes	7,773	29,325	903
Other, net	3,589	(2,256)	(1,363)
Provision (Benefit) for Income Taxes	$44,944	$25,947	$36,263

Our effective tax rates for the years ended December 31, 2016, 2017 and 2018 were 30.6%, 12.0% and 10.1%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

The primary reconciling items between the current federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2018 were the benefit derived from the dividends paid deduction of $35,165, the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $5,545 and a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter (which was included as a component of Accrued expenses in our Consolidated Balance Sheet as of December 31, 2017).

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

During 2016, as a result of the closing of the Recall Transaction and the subsequent integration of Recall’s operations into our operations, we reassessed our intentions regarding the indefinite reinvestment of such undistributed earnings of our foreign subsidiaries outside the United States (the “2016 Indefinite Reinvestment Assessment”). As a result of the 2016 Indefinite Reinvestment Assessment, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States and, therefore, during 2016, we recognized a decrease in our provision for income taxes from continuing operations in the amount of $3,260, representing the reversal of previously recognized incremental foreign withholding taxes on the earnings of such unconverted foreign TRSs. As a result of the 2016 Indefinite Reinvestment Assessment, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $249,200 as of December 31, 2018. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign qualified REIT subsidiaries and certain other foreign TRSs (excluding unconverted foreign TRSs).

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
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes (Continued)

We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,805, $289 and $1,961 for gross interest and penalties for the years ended December 31, 2016, 2017 and 2018, respectively. We had $7,061 and $7,557 accrued for the payment of interest and penalties as of December 31, 2017 and 2018, respectively.

A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2012 to present	Canada
2015 to present	United Kingdom

The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2015, 2016 and 2017 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2001 through 2002 and 2009 through 2015 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2017, we had $38,533 of reserves related to uncertain tax positions, of which $34,003 and $4,530 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2018, we had $35,320 of reserves related to uncertain tax positions, of which $32,144 and $3,176 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
7. Income Taxes (Continued)

A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2015	$47,685
Gross additions based on tax positions related to the current year	3,704
Gross additions for tax positions of prior years	12,207
Gross reductions for tax positions of prior years	(1,740)
Lapses of statutes	(2,390)
Settlements	—
Gross tax contingencies—December 31, 2016	$59,466
Gross additions based on tax positions related to the current year	4,067
Gross additions for tax positions of prior years	3,368
Gross reductions for tax positions of prior years(1)	(2,789)
Lapses of statutes	(2,629)
Settlements	(22,950)
Gross tax contingencies—December 31, 2017	$38,533
Gross additions based on tax positions related to the current year	3,147
Gross additions for tax positions of prior years	981
Gross reductions for tax positions of prior years	(2,865)
Lapses of statutes	(4,462)
Settlements	(14)
Gross tax contingencies—December 31, 2018	$35,320
_______________________________________________________________________________

(1)	This amount includes gross additions related to the Recall Transaction.

The reversal of these reserves of $35,320 ($32,677 net of federal tax benefit) as of December 31, 2018 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $7,767 ($5,119 net of federal tax benefit) of our unrecognized tax positions may be recognized by the end of 2019 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	September 30	December 31
2017
Total revenues	$938,876	$949,806	$965,661	$991,235
Operating income (loss)	147,755	170,194	176,756	154,405
Income (loss) from continuing operations	58,844	83,148	25,382	24,349
Total (loss) income from discontinued operations	(337)	(2,026)	(1,058)	(2,870)
Net income (loss)	58,507	81,122	24,324	21,479
Net income (loss) attributable to Iron Mountain Incorporated	58,125	78,630	24,345	22,721	(1)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.22	0.31	0.10	0.09
Total (loss) income per share from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	0.30	0.09	0.08
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.22	0.30	0.10	0.09
Total (loss) income per share from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.22	0.30	0.09	0.08
2018
Total revenues	$1,042,458	$1,060,823	$1,060,991	$1,061,489
Operating income (loss)	164,559	203,359	195,746	191,844
Income (loss) from continuing operations	45,614	93,903	78,628	158,831
Total (loss) income from discontinued operations	(462)	(360)	(11,605)	—
Net income (loss)	45,152	93,543	67,023	158,831
Net income (loss) attributable to Iron Mountain Incorporated	44,684	93,401	67,148	158,118	(2)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.16	0.33	0.28	0.55
Total (loss) income per share from discontinued operations	—	—	(0.04)	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.16	0.33	0.23	0.55
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.16	0.33	0.27	0.55
Total (loss) income per share from discontinued operations	—	—	(0.04)	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.16	0.33	0.23	0.55
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited) (Continued)

(1) The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2017 compared to the third quarter of 2017 is primarily attributable to increases in operating expenses, primarily associated with increased Significant Acquisition Costs and bad debt expenses, as well as a $3,011 intangible impairment charge recorded during the fourth quarter of 2017. This increase in operating expenses was partially offset by a decrease in debt extinguishment expense in the fourth quarter of 2017 compared to the third quarter of 2017 of approximately $18,200, as well as a decrease in the provision for income taxes recorded in the fourth quarter of 2017 compared to the third quarter of 2017 of approximately $5,800. The decrease in the tax provision is primarily attributable to benefits derived from (i) rate changes as a result of the Tax Reform Legislation, (ii) the release of reserves and benefits recorded as a result of closing tax years; and (iii) the change in our estimated annual effective tax rate, which were partially offset by a provision related to the establishment of a valuation allowance on certain of our foreign net operating losses in Brazil.
(2) The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2018 compared to the third quarter of 2018 is primarily attributable to (i) gains of approximately $54,500 recorded during the fourth quarter of 2018 associated with the sale of land and buildings in the United Kingdom (see Note 2.g.), (ii) a gain on disposal/write-down of property, plant and equipment (excluding real estate) recorded during the fourth quarter of 2018 of approximately $8,800 related to the receipt of insurance proceeds related to the involuntary conversion of certain assets in a facility we own in Argentina (see Note 2.g.), (iii) a decrease in the provision for income taxes recorded in the fourth quarter of 2018 compared to the third quarter of 2018 of approximately $19,900, (iv) an increase in gains on foreign currency transactions in the fourth quarter of 2018 compared to the third quarter of 2018 of approximately $20,000 and (v) a charge of $11,100 recorded during the third quarter of 2018 relating to the resolution of the post-closing adjustments to the Access Contingent Consideration that did not recur during the fourth quarter of 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
9. Segment Information

During the fourth quarter of 2018, as a result of changes in the management of our Information Governance and Digital Solutions business in Sweden, we reassessed the composition of our reportable operating segments. As a result of this reassessment, we determined that this business is now being managed as a component of our Other International Business segment rather than as a component of our Western European Business segment. As result of this change, previously reported segment information has been restated to conform to the current presentation. The remainder of our business in Sweden, excluding the Information Governance and Digital Solutions, has previously been managed and reported as a component of our Other International Business segment.

As of December 31, 2018, our six reportable operating segments are described as follows:

•
North American Records and Information Management Business—provides (i) records and information management storage and related services, including the storage of physical records, including media such as microfilm and microfiche, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for customers (“Records Management”), throughout the United States and Canada; (ii) certain services related to Records Management, including secure shredding operations, which typically include the scheduled pick-up of loose office records that customers accumulate in specially designed secure containers we provide; and (iii) Information Governance and Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers' information, including the management of physical records, document conversion and digital storage in the United States and Canada.

•
North American Data Management Business—provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings including our Iron Mountain Iron Cloud solution.

•
Western European Business—provides records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions, throughout Austria, Belgium, France, Germany, Ireland, the Netherlands, Spain, Switzerland and the United Kingdom (consisting of our operations in England, Northern Ireland and Scotland).

•
Other International Business—provides records and information management services throughout the remaining European countries in which we operate, as well as the countries in which we operate in Latin America, Asia, the Middle East and Africa, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions. Our European operations included in this segment provide records and information management services, including Records Management, Data Protection & Recovery and Information Governance and Digital Solutions, throughout Croatia, Cyprus, the Czech Republic, Denmark, Finland, Greece, Hungary, Norway, Poland, Romania, Serbia, Slovakia and Turkey and Records Management and Information Governance and Digital Solutions in Estonia, Latvia, Lithuania and Sweden. Our Latin America operations provide records and information management services, including Records Management, Data Protection & Recovery, destruction services and Information Governance and Digital Solutions, throughout Argentina, Brazil, Chile, Colombia, Mexico and Peru. Our Asia operations provide records and information management services, including Records Management, Data Protection & Recovery, destruction services and Information Governance and Digital Solutions, throughout Australia and New Zealand, with Records Management and Data Protection & Recovery also provided in certain markets in China-Mainland, China -Taiwan, China-Macau S.A.R., China-Hong Kong S.A.R., India, Indonesia, Malaysia, the Philippines, Singapore, South Korea, Thailand and the United Arab Emirates. Our African operations provide Records Management, Data Protection & Recovery, and Information Governance and Digital Solutions in South Africa.

•
Global Data Center Business—provides enterprise-class data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure and reliable colocation and wholesale options. As of December 31, 2018, we had data center operations in eight markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and three international markets: Amsterdam, London, and Singapore.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
9. Segment Information (Continued)

•
Corporate and Other Business—primarily consists of the storage, safeguarding and electronic or physical delivery of physical media of all types and digital content repository systems to house, distribute, and archive key media assets, primarily for entertainment and media industry clients ("Entertainment Services"), throughout the United States, Canada, France, China-Hong Kong S.A.R., the Netherlands and the United Kingdom, and our fine art storage businesses and consumer storage businesses in the United States, Canada, Europe and China - Hong Kong S.A.R. These businesses represent the primary product offerings of our Adjacent Businesses operating segment. Additionally, our Corporate and Other Business segment includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Our Corporate and Other Business segment also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Year Ended December 31, 2016
Total Revenues	$1,930,699	$392,814	$447,357	$659,370	$24,249	$56,964	$3,511,453
Storage Rental	1,150,646	264,148	275,659	393,005	22,026	37,421	2,142,905
Service	780,053	128,666	171,698	266,365	2,223	19,543	1,368,548
Depreciation and Amortization	215,330	26,629	55,427	100,645	4,827	49,468	452,326
Depreciation	186,467	20,666	42,458	67,465	4,610	43,860	365,526
Amortization	28,863	5,963	12,969	33,180	217	5,608	86,800
Adjusted EBITDA	775,717	224,522	136,985	169,563	6,212	(225,711)	1,087,288
Total Assets(1)	4,996,216	826,320	1,020,439	2,114,599	167,757	361,469	9,486,800
Expenditures for Segment Assets	145,636	26,054	31,251	365,845	70,060	32,488	671,334
Capital Expenditures	111,062	22,731	30,735	62,594	70,060	31,421	328,603
Cash Paid for Acquisitions, Net of Cash Acquired(2)	(2,591)	(59)	(6,878)	300,451	—	1,042	291,965
Acquisitions of Customer Relationships and Customer Inducements	37,165	3,382	7,394	2,800	—	25	50,766
As of and for the Year Ended December 31, 2017
Total Revenues	2,050,346	401,640	490,746	795,851	37,694	69,301	3,845,578
Storage Rental	1,221,495	276,416	303,205	493,118	35,839	47,484	2,377,557
Service	828,851	125,224	187,541	302,733	1,855	21,817	1,468,021
Depreciation and Amortization	240,524	34,759	64,051	119,402	10,224	53,416	522,376
Depreciation	201,204	24,623	47,526	78,664	8,617	45,649	406,283
Amortization	39,320	10,136	16,525	40,738	1,607	7,767	116,093
Adjusted EBITDA	884,158	223,324	159,142	227,312	11,275	(245,015)	1,260,196
Total Assets(1)	5,050,240	839,539	911,012	2,401,579	382,198	1,387,834	10,972,402
Expenditures for Segment Assets	205,531	31,279	21,853	166,057	86,543	126,758	638,021
Capital Expenditures	134,785	31,279	19,782	76,720	32,015	48,550	343,131
Cash Paid for Acquisitions, Net of Cash Acquired	6,624	—	—	80,345	54,528	78,208	219,705
Acquisitions of Customer Relationships and Customer Inducements	64,122	—	2,071	8,992	—	—	75,185

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
9. Segment Information (Continued)

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Year Ended December 31, 2018
Total Revenues	$2,137,781	$393,993	$521,555	$821,333	$228,983	$122,116	$4,225,761
Storage Rental	1,222,230	273,193	325,624	512,358	218,675	70,375	2,622,455
Service	915,551	120,800	195,931	308,975	10,308	51,741	1,603,306
Depreciation and Amortization	243,415	38,850	64,795	125,154	105,680	61,620	639,514
Depreciation	190,493	30,066	45,590	75,294	58,707	52,590	452,740
Amortization	52,922	8,784	19,205	49,860	46,973	9,030	186,774
Adjusted EBITDA	956,890	213,893	180,172	243,008	99,574	(257,668)	1,435,869
Total Assets(1)	4,933,269	807,564	1,179,065	2,262,672	2,217,505	452,172	11,852,247
Expenditures for Segment Assets	196,010	19,325	63,142	165,167	1,794,386	79,276	2,317,306
Capital Expenditures	115,555	19,325	39,163	80,275	152,739	53,005	460,062
Cash Paid for Acquisitions, Net of Cash Acquired	1,551	—	14,579	77,087	1,639,427	25,913	1,758,557
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	78,904	—	9,400	7,805	2,220	358	98,687
_______________________________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

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

The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) loss (gain) on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net; (4) gain on sale of real estate, net of tax; and (5) Significant Acquisition Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
9. Segment Information (Continued)

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Year Ended December 31,
	2016	2017	2018
Adjusted EBITDA	$1,087,288	$1,260,196	$1,435,869
(Add)/Deduct:
Gain on Sale of Real Estate, Net of Tax	(2,180)	(1,565)	(55,328)
Provision (Benefit) for Income Taxes	44,944	25,947	36,263
Other Expense, Net	44,300	79,429	(11,692)
Interest Expense, Net	310,662	353,575	409,289
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment (Excluding Real Estate), Net	1,412	799	(9,818)
Depreciation and Amortization	452,326	522,376	639,514
Intangible Impairments	—	3,011	—
Significant Acquisition Costs(1)	131,944	84,901	50,665
Income (Loss) from Continuing Operations	$103,880	$191,723	$376,976
_______________________________________________________________________________

(1)
Represents operating expenditures associated with (1) the Recall Transaction, including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs").

Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2016	2017	2018
Revenues:
United States	$2,173,782	$2,310,296	$2,579,847
United Kingdom	237,032	246,373	280,993
Canada	230,944	243,625	249,505
Australia	148,175	157,333	155,367
Other International	721,520	887,951	960,049
Total Revenues	$3,511,453	$3,845,578	$4,225,761
Long-lived Assets:
United States	$5,238,807	$5,476,551	$6,902,232
United Kingdom	400,937	529,233	547,768
Canada	463,396	500,396	453,398
Australia	542,055	470,432	442,755
Other International	1,729,498	2,045,475	2,297,980
Total Long-lived Assets	$8,374,693	$9,022,087	$10,644,133

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
9. Segment Information (Continued)

Information as to our revenues by product and service lines by segment are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Year Ended December 31, 2016
Records Management(1)	$1,629,367	$14,857	$373,994	$578,209	$—	$35,468	$2,631,895
Data Management(1)	—	370,419	73,182	59,989	—	21,496	525,086
Information Destruction(1)(2)	301,332	7,538	181	21,172	—	—	330,223
Data Center	—	—	—	—	24,249	—	24,249
Total Revenues	1,930,699	392,814	447,357	659,370	24,249	56,964	3,511,453
For the Year Ended December 31, 2017
Records Management(1)	1,706,288	—	417,221	686,988	—	37,194	2,847,691
Data Management(1)	—	391,346	73,389	77,413	—	32,103	574,251
Information Destruction(1)(2)	344,058	10,294	136	31,450	—	4	385,942
Data Center	—	—	—	—	37,694	—	37,694
Total Revenues	2,050,346	401,640	490,746	795,851	37,694	69,301	3,845,578
For the Year Ended December 31, 2018
Records Management(1)	1,751,058	—	443,960	708,297	—	64,607	2,967,922
Data Management(1)	—	384,370	77,189	77,476	—	57,509	596,544
Information Destruction(1)(2)	386,723	9,623	406	35,560	—	—	432,312
Data Center	—	—	—	—	228,983	—	228,983
Total Revenues	2,137,781	393,993	521,555	821,333	228,983	122,116	4,225,761
_______________________________________________________________________________

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the destruction services offering, which does not have a storage rental component.

(2)	Includes secure shredding services.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
10. Commitments and Contingencies

a.    Leases

Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five-year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease vehicles and certain office equipment which have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $321,337, $350,403 and $365,762 for the years ended December 31, 2016, 2017 and 2018, respectively.

Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking structures), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payments	Sublease Income	Capital Leases
2019	$323,454	$(7,525)	$80,513
2020	293,276	(7,200)	71,335
2021	267,379	(7,063)	61,269
2022	246,128	(6,694)	52,832
2023	221,808	(6,409)	44,722
Thereafter	1,287,807	(6,279)	377,750
Total minimum lease payments	$2,639,852	$(41,170)	688,421
Less amounts representing interest			(241,248)
Present value of capital lease obligations			$447,173

In addition, we have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments(1)
2019	$232,880
2020	48,436
2021	40,112
2022	20,042
2023	2,196
Thereafter	1,876
$345,542
______________________________________________________________________________

(1)
Purchase commitments include obligations for future construction costs associated with the expansion of our data center business which represent a substantial portion of the amount of purchase commitments due in 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
10. Commitments and Contingencies (Continued)

b. Self-Insured Liabilities

We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2017 and 2018 there were $38,460 and $41,328, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

c. Litigation—General

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $16,800 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

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

e. Argentina Fire

On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and do not expect that this event will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues. In December 2018, we received insurance proceeds of approximately $13,700 related to the involuntary conversion of assets included in the facility and, as a result, we recorded a gain on disposal/write-down of property, plant and equipment (excluding real estate), net of $8,814 during the fourth quarter of 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
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

h. Puerto Rico Facility Damage

In September 2017, two of our four facilities in Puerto Rico, one owned and one leased, sustained damage as a result of Hurricane Maria. The leased facility experienced structural damage to a portion of the roof and wall, while the owned facility sustained non-structural damage to a portion of the roof. Both buildings sustained water damage that impacted certain customer records. We believe we carry adequate insurance coverage for this event and do not believe it will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations in Puerto Rico represent less than 0.5% of our consolidated revenues.
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
11. Related Party Transactions

During the years ended December 31, 2016, 2017 and 2018, the Company had no related party transactions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
12. Stockholders' Equity Matters

Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.

In 2016, 2017 and 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 17, 2016	$0.4850	March 7, 2016	$102,651	March 21, 2016
May 25, 2016	0.4850	June 6, 2016	127,469	June 24, 2016
July 27, 2016	0.4850	September 12, 2016	127,737	September 30, 2016
October 31, 2016	0.5500	December 15, 2016	145,006	December 30, 2016
February 15, 2017	0.5500	March 15, 2017	145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
February 14, 2018	0.5875	March 15, 2018	167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
During the years ended December 31, 2016, 2017 and 2018, we declared distributions to our stockholders of $502,863, $603,743 and $679,130, respectively. These distributions represent approximately $2.04 per share, $2.27 per share and $2.38 per share for the years ended December 31, 2016, 2017 and 2018, respectively, based on the weighted average number of common shares outstanding during each respective year.

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends" for tax years beginning after 2017), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2016, 2017 and 2018, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2016	2017	2018
Nonqualified ordinary dividends	45.5%	82.1%	83.0%
Qualified ordinary dividends	21.0%	17.9%	4.8%
Capital gains	—%	—%	5.8%
Return of capital	33.5%	0.0%	6.4%
	100.0%	100.0%	100.0%

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
12. Stockholders' Equity Matters (Continued)

Dividends paid during the years ended December 31, 2016, 2017 and 2018 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2016, 2017 and 2018. In 2017, none of our dividends were characterized as a return of capital primarily due to the impact of the Deemed Repatriation Transition Tax associated with the Tax Reform Legislation that impacted the characterization of our 2017 dividends for United States federal income tax purposes. See Note 7 for further disclosure regarding the impact of the Deemed Repatriation Transition Tax. In 2018, the percentage of our dividend that is classified as a capital gain was 5.8% and primarily relates to the sale of land and buildings in the United Kingdom.

At The Market (ATM) Equity Program

In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our data center business, and repaying amounts outstanding from time to time under the Revolving Credit Facility.

During the year ended December 31, 2017 under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of approximately $60,000, generating net proceeds of $59,100, after deducting commissions of $900. During the quarter ended December 31, 2018, there were no shares of common stock sold under the At The Market (ATM) Equity Program. During the year ended December 31, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8,800, generating net proceeds of $8,716, after deducting commissions of $90. As of December 31, 2018 the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)

13. Divestments

a. Recall Divestments

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

We have concluded that the Australia Divestment Business and the Iron Mountain Canadian Divestments (collectively, the “Iron Mountain Divestments”) do not meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2016, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with the Iron Mountain Divestments are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the year ended December 31, 2016 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statement of Cash Flows for the year ended December 31, 2016 through the closing date of the Australia Sale, in the case of the Australia Divestment Business, and through the closing date of the ARKIVE Sale, in the case of the Iron Mountain Canadian Divestments.

During the year ended December 31, 2016, we recorded charges of $15,417 and $1,421 to other expense, net associated with the loss on disposal of the Australia Divestment Business and the Iron Mountain Canadian Divestments, respectively, representing the excess of the carrying value of these businesses compared to their fair value (less costs to sell).

We have concluded that the Initial United States Divestments, the Seattle/Atlanta Divestments, the Recall Canadian Divestments and the UK Divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018 as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction.

The table below summarizes certain results of operations of the Recall Divestments included in discontinued operations for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
Description	2016(1)	2017	2018(2)
Total Revenues	$13,047	$—	$—
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	4,105	(8,118)	(12,574)
Provision (Benefit) for Income Taxes	752	(1,827)	(147)
Income (Loss) from Discontinued Operations, Net of Tax	$3,353	$(6,291)	$(12,427)
______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)

13. Divestments (Continued)

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

(2)
The loss from discontinued operations during the year ended December 31, 2018 primarily relates to losses incurred due to the resolution of the post-closing adjustments to the Access Contingent Consideration in connection with our agreement with Access CIG. See Note 6.

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

We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2017 and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for years ended December 31, 2016 and 2017 through the sale date.

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

c. IMFS Divestment

On September 28, 2018, Iron Mountain Fulfillment Services, Inc. ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3,000 (the "IMFS Divestment"). We have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018 through the sale date. The fair value of the consideration received as a result of the IMFS Divestment approximated the carrying value of IMFS and, therefore, during the third quarter of 2018, we recorded an insignificant loss in connection with the IMFS Divestment to Other expense (income), net.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2018
(In thousands, except share and per share data)
14. Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2016	2017	2018
Cost of sales (excluding depreciation and amortization)	$11,963	$20,493	$7,628
Selling, general and administrative expenses	119,981	64,408	43,037
Total Significant Acquisition Costs	$131,944	$84,901	$50,665

Significant Acquisition Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Year Ended December 31,
	2016	2017	2018
North American Records and Information Management Business	$14,394	$15,763	$6,202
North American Data Management Business	2,581	2,099	637
Western European Business	16,173	20,290	8,852
Other International Business	18,842	9,570	4,899
Global Data Center Business	—	—	11,423
Corporate and Other Business	79,954	37,179	18,652
Total Significant Acquisition Costs	$131,944	$84,901	$50,665

Accrued liabilities related to Significant Acquisition Costs as of December 31, 2018 was $2,724, which generally relates to employee severance costs and onerous lease liabilities and is expected to be paid in 2019.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(Dollars in thousands)

Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,140 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.f. to Notes to Consolidated Financial Statements as of December 31, 2018:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$3,700,307

Add Reconciling Items:
Book value of racking included in leased facilities(1)	1,270,992
Book value of capital leases(2)	444,711
Book value of construction in progress(3)	196,268
Total Reconciling Items	1,911,971
Gross Amount of Real Estate Assets, As Disclosed in Note 2.f.	$5,612,278
_______________________________________________________________________________

(1)	Represents the gross book value of racking installed in our 1,140 leased facilities, which is included in historical book value of racking in Note 2.f., but excluded from Schedule III.
(2) Represents the gross book value of buildings and building improvements that are subject to capital leases, which are included in the historical book value of building and building improvements in Note 2.f., but excluded from Schedule III.

(3) Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.f., but excluded from Schedule III, as such assets are not considered real estate associated with owned buildings. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2018 is included in Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2018:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,011,050
Add Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,292,432
Accumulated Depreciation - racking in leased facilities(2)	707,628
Accumulated Depreciation - capital leases(3)	100,282
Total Reconciling Items	2,100,342
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$3,111,392
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

(2)
Represents the accumulated depreciation of racking as of December 31, 2018 installed in our 1,140 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

(3)
Represents the accumulated depreciation of buildings and building improvements as of December 31, 2018 that are subject to capital leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$879	$2,201	$1,033	2001		Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,737	4,374	1,760	2001		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	15,110	438,217	13,283	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	7,848	20,026	4,570	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,047	8,352	4,771	2012		Up to 40 years
851 Princess Drive, Scottsdale, Arizona	1	—	87,865	43	87,908	3,887	2018	(5)	Up to 40 years
3381 East Global Loop, Tucson, Arizona	1	—	1,622	4,350	5,972	2,692	2000		Up to 40 years
200 Madrone Way, Felton, California	1	—	760	(60)	700	—	1997		Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	8,596	19,068	9,241	2002		Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,853	6,615	2,849	2002		Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,308	9,108	3,345	2002		Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	13,498	28,083	9,405	2002		Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	90	2014		Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	24,544	34,712	12,746	1988		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	6,207	21,379	14,418	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	471	5,047	1,689	2002		Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	183	28,140	8,838	2012		Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,690	17,202	6,832	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,235	4,655	1,888	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,251	8,580	4,065	2002		Up to 40 years
111 Uranium Drive, Sunnyvale, California	1	—	9,645	5,155	14,800	4,309	2002		Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,764	4,813	1,928	2001		Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,320	5,903	1,593	2001		Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,715	3,476	1,645	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	12,206	128,542	4,565	2017		Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	10,168	17,571	8,708	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	133	6,445	1,330	2014		Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,867	9,284	5,909	2002		Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	926	2,694	1,286	2000		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	30,824	41,271	18,845	2001		Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	1,476	5,497	2,707	2002		Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	997	8,223	4,861	2002		Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	533	2,386	865	2001		Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,957	6,250	2,971	2001		Up to 40 years
7801 Riviera Blvd, Miramar, Florida	1	—	8,250	64	8,314	593	2017		Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	295	2,222	834	2001		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
3501 Electronics Way, West Palm Beach, Florida	1	$—	$4,201	$13,545	$17,746	$6,334	2001		Up to 40 years
1890 MacArthur Blvd, Atlanta Georgia	1	—	1,786	742	2,528	1,049	2002		Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	322	1,507	826	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,923	6,731	2,731	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	1,087	4,629	266	2017		Up to 40 years
3150 Nifda Dr, Smyrna, Georgia	1	—	463	745	1,208	699	1990		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	18,915	26,862	15,084	1999		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	13,490	17,754	7,862	2001		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,471	8,941	4,058	2006		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,733	3,137	2,729	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,892	5,881	1,350	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	1,481	23,529	8,763	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	923	2,301	189	2015		Up to 40 years
6120 Churchman Bypass, Indianapolis, Indiana	1	—	4,827	8,321	13,148	5,896	2002		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	482	1,104	373	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	12,543	13,252	4,708	Various		Up to 40 years
900 Distributors Row, New Orleans, Louisiana	1	—	7,607	1,307	8,914	5,780	2002		Up to 40 years
1274 Commercial Drive, Port Allen, Louisiana	1	—	2,680	3,887	6,567	2,782	2003		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	286	8,623	2,909	2015	(7)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,406	8,604	3,278	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	1,127	4,909	2,443	2000		Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,679	17,784	9,420	2001		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,895	7,116	3,507	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	742	906	510	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,374	7,194	5,163	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	788	2,699	2,022	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	135	5,548	570	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	1,079	2,377	1,194	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	24,897	80,820	39,580	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1	—	10,285	1,237	11,522	3,554	2015	(7)	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,124	2,418	1,206	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	530	2,332	1,040	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,613	6,039	3,528	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,372	5,372	2,503	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,331	6,403	2,149	2004		Up to 40 years
Missouri Bottom Road, Hazelwood, Missouri	3	—	28,282	4,158	32,440	6,738	2016	(7)	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	18,968	21,892	6,715	Various		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
4105 North Lamb Blvd, Las Vegas, Nevada	1	$—	$3,430	$8,909	$12,339	$5,426	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,180	10,359	6,160	2001		Up to 40 years
Kimberly Rd, East Brunsick, New Jersey	3	—	22,105	5,882	27,987	13,467	Various		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	10,086	320,490	8,836	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	54,175	92,872	48,720	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	6,273	18,007	945	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	660	10,182	634	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	1,202	10,147	655	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,686	15,271	5,442	2006		Up to 40 years
555 Gallatin Place, Albuquerque, New Mexico	1	—	4,083	852	4,935	2,440	2001		Up to 40 years
7500 Los Volcanes Rd NW, Albuquerque, New Mexico	1	—	2,801	1,942	4,743	2,613	1999		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	10,979	12,303	6,111	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,132	6,218	3,357	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,525	7,136	4,387	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,959	3,061	1,511	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,417	7,136	2,515	2006		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	1,099	5,422	2,075	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	10,401	33,538	21,265	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	11,312	16,454	6,250	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,615	5,544	2,741	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	328	1,930	167	2015		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	2,113	3,993	1,749	1999		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	153	7,240	1,116	2017		Up to 40 years
11350 Deerfield Rd, Cincinnati, Ohio	1	—	4,259	599	4,858	2,653	2015	(7)	Up to 40 years
1034 Hulbert Ave, Cincinnati, Ohio	1	—	786	877	1,663	815	2000		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	576	3,705	1,924	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	3,259	6,595	2,901	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,810	2,840	1,405	1999		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	57	29,149	962	2018	(5)	Up to 40 years
2120 Buzick Drive, Obetz, Ohio	1	—	4,317	15,070	19,387	7,396	2003		Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	1,079	1,681	683	2001		Up to 40 years
Partnership Drive, Oklahoma City, Oklahoma	3	—	11,437	299	11,736	2,950	2015	(7)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,874	7,061	4,005	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	3	—	21,166	224,322	245,488	53,526	Various		Up to 40 years
1201 Freedom Rd, Cranberry Township, Pennsylvania	1	—	1,057	12,627	13,684	6,692	2001		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	953	3,410	1,959	2000		Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	7,048	9,445	4,057	1999		Up to 40 years
2300 Newlins Mill Road, Palmer Township, Pennsylvania	1	—	18,365	7,313	25,678	674	2017		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	3	$—	$24,153	$10,314	$34,467	$17,150	Various		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,426	7,611	4,129	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,202	4,861	2,732	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	1,693	13,469	2,766	2016	(7)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,056	3,902	1,015	2016	(7)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,526	5,244	1,818	Various		Up to 40 years
415 Brick Church Park Dr, Nashville, Tennessee	1	—	2,312	4,191	6,503	3,674	2000		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	2,849	4,676	1,741	2000		Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	2,035	7,524	3,913	2002		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	396	4,915	1,187	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	222	8,521	2,523	2015	(7)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	1,163	20,836	8,725	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	746	2,920	1,290	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,475	6,993	4,055	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	1	—	1,277	1,554	2,831	1,948	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	812	4,027	2,426	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	610	5,938	2,769	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,059	10,413	5,592	2003		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	37,476	43,803	11,332	2004		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	1,741	4,581	2,426	2000		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	597	8,284	5,612	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,379	5,846	2,548	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,046	2,078	1,037	2002		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	994	2,789	1,221	2000		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	11,467	14,655	8,244	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,203	7,526	1,651	2015	(7)	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	1,958	3,638	1,189	2001		Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,910	11,721	4,594	2001		Up to 40 years
929 South Medina St, San Antonio, Texas	1	—	3,883	1,312	5,195	2,553	2002		Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	230	623	236	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	962	4,488	2,753	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	4,215	10,454	4,850	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,890	3,599	1,712	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	27	21,007	5,157	2015	(7)	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	1,021	7,548	3,053	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	129	2,706	974	2015	(7)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,649	16,816	9,156	2002		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
8001 Research Way, Springfield, Virginia	1	$—	$5,230	$2,656	$7,886	$3,123	2002	Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,719	11,317	5,697	2005	Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,271	4,349	2,173	1999	Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,253	4,763	1,880	1999	Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,348	8,747	3,315	2002	Up to 40 years
19826 Russell Rd, South, Kent, Washington	1	—	14,793	9,324	24,117	10,004	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,036	6,532	3,348	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	820	4,726	336	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,124	3,431	1,344	1999	Up to 40 years
	190	—	1,914,610	937,469	2,852,079	752,014
Canada
One Command Court, Bedford	1	—	3,847	4,072	7,919	3,642	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	5,661	11,064	4,639	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	15,941	20,948	6,726	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	1,444	9,535	4,120	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	6,584	10,910	4,091	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	7,145	21,803	9,898	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	469	2,489	1,414	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	430	4,069	202	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	(8)	2,743	1,243	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	16,896	25,092	11,108	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	1,802	3,602	1,475	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	5,861	6,920	3,551	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	(404)	7,074	2,360	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,532	2,361	737	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	(106)	1,747	568	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	1,653	2,896	1,137	2007	Up to 40 years
	16	—	72,200	68,972	141,172	56,911
	206	—	1,986,810	1,006,441	2,993,251	808,925

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$7,121	$13,663	$2,946	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	6,438	8,979	3,926	2003		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	(34)	1,374	17	2018		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	659	3,795	201	2017		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	282	2,217	132	2017		Up to 40 years
628 Western Avenue, Acton, England	1	—	2,070	(291)	1,779	754	2003		Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	1,259	8,239	4,519	2003		Up to 40 years
Corby 278, Long Croft Road, Corby, England	1	—	20,486	(877)	19,609	177	2018		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	2,670	10,088	4,857	2003		Up to 40 years
Pennine Way, Hemel Hempstead, England	1	—	10,847	5,516	16,363	6,447	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,558	11,835	7,951	2004		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,617	4,736	2,680	2003		Up to 40 years
Cody Road, London, England	2	—	20,307	8,033	28,340	10,244	2003		Up to 40 years
Unit 10 High Cross Centre, London, England	1	—	3,598	544	4,142	1,219	2003		Up to 40 years
Old Poplar Bus Garage, London, England	1	—	4,639	1,647	6,286	3,416	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	192	4,231	2,156	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,372	2,053	1,277	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	372	3,008	1,062	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,508	4,258	2,110	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	840	22,158	2,993	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(55)	1,267	176	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	784	4,174	628	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	11	14,152	1,364	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	918	12,407	15,111	27,518	18,505	2004		Up to 40 years
45 Rue de Savoie, Manissieux, Saint Priest, France	1	—	5,546	(75)	5,471	586	2016	(4)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	739	4,761	711	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,619	4,839	3,218	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,797	11,837	4,244	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	810	3,628	1,267	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	7,350	23,384	6,986	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	1,936	3,788	2,082	2015	(7)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	(633)	625	283	2015	(7)	Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Europe (Continued)
Vareseweg 130, Rotterdam, The Netherlands	1	$—	$1,357	$1,500	$2,857	$2,106	2015	(7)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	5,120	12,090	4,296	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,092	2,205	981	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	24,131	35,648	16,177	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	240	426	324	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	2,071	13,082	2,819	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,497	9,478	5,910	2001		Up to 40 years
Fundicion 8, Rivas-Vaciamadrid, Spain	1	—	1,022	2,389	3,411	1,969	2002		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(60)	993	440	Various		Up to 40 years
	60	918	242,987	119,800	362,787	134,156
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	—	655	2,227	2,882	724	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(162)	4	—	1998		Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	345	489	161	1995		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(7,806)	4,967	729	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(2,149)	10,413	1,135	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	2	—	8,894	(1,609)	7,285	851	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	8,087	9,955	2,827	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	2,100	26,178	2,945	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	2	—	2,629	34,372	37,001	9,662	2006		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	5	—	4,001	17,900	21,901	7,928	2004		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,061	1,435	895	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	993	1,898	888	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(1,910)	18,027	1,825	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	3,227	6,764	2,328	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	3,561	5,765	4,352	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	12,049	19,593	6,731	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	2,020	1,549	685	2,234	1,206	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	4,691	8,803	4,456	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	31,813	39,992	7,494	2010		Up to 40 years
	37	2,020	116,111	109,475	225,586	57,137

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Asia
8 Whitestone Drive, Austins Ferry, Australia	1	$—	$681	$2,550	$3,231	$335	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	(77)	1,013	74	2015		Up to 40 years
Warehouse No 4, Shanghai, China	1	—	1,530	769	2,299	452	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	(444)	7,453	1,316	2017		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	(1,688)	56,949	3,049	2018	(6)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	3,667	14,062	1,144	2016	(4)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	(465)	15,234	1,240	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	5,216	18,442	3,222	2016	(4)	Up to 40 years
	9	—	109,155	9,528	118,683	10,832
Total	312	$2,938	$2,455,063	$1,245,244	$3,700,307	$1,011,050
____________________________________

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,140 leased facilities in our real estate portfolio. In addition, the above information does not include any value for capital leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

(2)	Amount includes cumulative impact of foreign currency translation fluctuations.

(3)	Date of construction or acquired represents the date we constructed the facility, acquired the facility through purchase or acquisition.

(4)	Property was acquired in connection with the Recall Transaction.

(5)	Property was acquired in connection with the IODC Transaction.

(6)	Property was acquired in connection with the Credit Suisse Transaction.

(7)	This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2018
(Dollars in thousands)

(8)	The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2017 and 2018:

	Year Ended December 31,
Gross Carrying Amount of Real Estate	2017	2018
Gross amount at beginning of period	$2,427,540	$2,707,925
Additions during period:
Acquisitions(1)	121,790	918,091
Discretionary capital projects	94,658	155,901
Foreign currency translation fluctuations	66,666	(58,798)
	283,114	1,015,194
Deductions during period:
Cost of real estate sold or disposed	(2,729)	(22,812)
Gross amount at end of period	$2,707,925	$3,700,307
_______________________________________________________________________________

(1)	Includes acquisition of sites through business combinations and purchase accounting adjustments.

	Year Ended December 31,
Accumulated Depreciation	2017	2018
Gross amount of accumulated depreciation at beginning of period	$808,481	$909,092
Additions during period:
Depreciation	83,488	125,280
Foreign currency translation fluctuations	18,183	(16,016)
	101,671	109,264
Deductions during period:
Amount of accumulated depreciation for real estate assets sold or disposed	(1,060)	(7,306)
Gross amount of end of period	$909,092	$1,011,050

The aggregate cost of our real estate assets for federal tax purposes at December 31, 2018 was approximately $3,400,000.
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

4.4
Senior Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013, File Number 001-13045.)

4.5
First Supplemental Indenture, dated as of August 13, 2013, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6% Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 13, 2013, File Number 001-13045.)

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

4.8
Senior Indenture, dated as of May 27, 2016, among Iron Mountain US Holdings, Inc., the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2016.)

4.9
Senior Indenture, dated as of September 15, 2016, among Iron Mountain Canada Operations ULC, the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% CAD Senior Notes due 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 2016.)

4.10
Senior Indenture, dated as of May 23, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent, relating to the 3.000% Euro Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)

4.11
Senior Indenture, dated as of September 18, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.875% Senior Notes due 2027. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2017.)

4.12
Senior Indenture, dated as of November 13, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent, relating to the 3.875% GBP Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2017.)

Exhibit	Item
4.13
Senior Indenture, dated as of December 27, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.25% Senior Notes due 2028. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 27, 2017.)

4.14
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

10.11
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014, File No. 001-13045.)

10.12	First Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2017.)
10.13
Second Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.)

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

10.20
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2B). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, File Number 001-13045.)

Exhibit	Item
10.21
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, File Number 001-13045.)

10.22
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 20). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, File Number 001-13045.)

10.23
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 21). (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 19, 2014.)

10.24
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, File Number 001-13045.)

10.25
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan (version 12). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.26
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10 K for the year ended December 31, 2014.)

10.27
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.28
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.29
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.30
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.31
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.32
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.33
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

10.35
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.36	Ernest Cloutier Secondment Letter, dated March 27, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.37
Separation Agreement, dated October 5, 2017, between the Company and Eileen Sweeney. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.38	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.39	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007, File Number 001-13045.)
10.40	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012, File Number 001-13045.)
10.41	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012, File Number 001-13045.)

Exhibit	Item
10.42
First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012, File Number 001-13045.)

10.43	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.44	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012, File Number 001-13045.)
10.45
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

10.46
First Amendment, dated as of December 12, 2017, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.47
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

10.48
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

10.49
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

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
101.1
The following materials from Iron Mountain Incorporated’s Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2019
William L. Meaney

/s/ STUART B. BROWN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Stuart B. Brown

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 14, 2019
Jennifer M. Allerton

/s/ TED R. ANTENUCCI	Director	February 14, 2019
Ted R. Antenucci

/s/ PAMELA M. ARWAY	Director	February 14, 2019
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 14, 2019
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 14, 2019
Kent P. Dauten

/s/ PAUL F. DENINGER	Director	February 14, 2019
Paul F. Deninger

Name	Title	Date
/s/ MONTE E. FORD	Director	February 14, 2019
Monte E. Ford

/s/ PER-KRISTIAN HALVORSEN	Director	February 14, 2019
Per-Kristian Halvorsen

/s/ WENDY J. MURDOCK	Director	February 14, 2019
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 14, 2019
Walter. C. Rakowich

/s/ ALFRED J. VERRECCHIA	Director	February 14, 2019
Alfred J. Verrecchia