Form 10-Q
period 2019-03-31
IRON MOUNTAIN INC
filed 2019-04-25
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of the registrant's Common Stock outstanding at April 19, 2019: 286,880,641

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$161,475	$165,485
Accounts receivable (less allowances of $42,074 and $43,584 as of March 31, 2019 and December 31, 2018, respectively)	837,521	846,889
Prepaid expenses and other	210,854	195,740
Total Current Assets	1,209,850	1,208,114
Property, Plant and Equipment:
Property, plant and equipment	7,738,705	7,600,949
Less—Accumulated depreciation	(3,213,122)	(3,111,392)
Property, Plant and Equipment, Net	4,525,583	4,489,557
Other Assets, Net:
Goodwill	4,465,378	4,441,030
Customer relationships, customer inducements and data center lease-based intangibles	1,495,338	1,506,522
Operating lease right-of-use assets (see Note 2.d.)	1,791,536	—
Other	201,678	207,024
Total Other Assets, Net	7,953,930	6,154,576
Total Assets	$13,689,363	$11,852,247
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$125,142	$126,406
Accounts payable	283,709	318,765
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities, see Note 2.d.)	839,968	752,684
Deferred revenue	266,314	264,823
Total Current Liabilities	1,515,133	1,462,678
Long-term Debt, net of current portion	8,365,737	8,016,417
Long-term Operating Lease Liabilities, net of current portion (see Note 2.d.)	1,656,659	—
Other Long-term Liabilities	127,127	111,331
Deferred Rent (see Note 2.d.)	—	121,864
Deferred Income Taxes	190,871	183,836
Commitments and Contingencies (see Note 7)
Redeemable Noncontrolling Interests	73,102	70,532
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 286,829,854 and 286,321,009 shares as of March 31, 2019 and December 31, 2018, respectively)	2,868	2,863
Additional paid-in capital	4,264,978	4,263,348
(Distributions in excess of earnings) Earnings in excess of distributions	(2,257,485)	(2,116,367)
Accumulated other comprehensive items, net	(250,960)	(265,664)
Total Iron Mountain Incorporated Stockholders' Equity	1,759,401	1,884,180
Noncontrolling Interests	1,333	1,409
Total Equity	1,760,734	1,885,589
Total Liabilities and Equity	$13,689,363	$11,852,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Storage rental	$662,974	$651,149
Service	390,889	391,309
Total Revenues	1,053,863	1,042,458
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	461,544	448,721
Selling, general and administrative	270,559	269,730
Depreciation and amortization	162,483	160,578
Loss (Gain) on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	602	(1,130)
Total Operating Expenses	895,188	877,899
Operating Income (Loss)	158,675	164,559
Interest Expense, Net (includes Interest Income of $1,785 and $1,386 for the three months ended March 31, 2019 and 2018, respectively)	102,436	97,626
Other Expense (Income), Net	15,210	20,151
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	41,029	46,782
Provision (Benefit) for Income Taxes	10,553	1,168
Income (Loss) from Continuing Operations	30,476	45,614
(Loss) Income from Discontinued Operations, Net of Tax	(24)	(462)
Net Income (Loss)	30,452	45,152
Less: Net Income (Loss) Attributable to Noncontrolling Interests	891	468
Net Income (Loss) Attributable to Iron Mountain Incorporated	$29,561	$44,684
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.10	$0.16
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.10	$0.16
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.10	$0.16
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.10	$0.16
Weighted Average Common Shares Outstanding—Basic	286,528	285,259
Weighted Average Common Shares Outstanding—Diluted	287,492	285,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$30,452	$45,152
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	18,191	31,651
Change in Fair Value of Interest Rate Swap Agreements	(2,674)	(185)
Total Other Comprehensive Income (Loss)	15,517	31,466
Comprehensive Income (Loss)	45,969	76,618
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,704	2,027
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$44,265	$74,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,298,842	283,110,183	$2,831	$4,164,562	$(1,765,966)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(29,461)	—	—	—	(29,461)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	1,432	364,736	4	1,428	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 12 to Notes to Consolidated Financial Statements included in our Annual Report)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 8)	8,716	273,486	2	8,714	—	—	—	—
Change in value of redeemable noncontrolling interests	(117)	—	—	(117)	—	—	—	117
Parent cash dividends declared (see Note 8)	(169,044)	—	—	—	(169,044)	—	—	—
Foreign currency translation adjustment	30,246	—	—	—	—	30,092	154	1,405
Change in fair value of interest rate swap agreements	(185)	—	—	—	—	(185)	—	—
Net income (loss)	44,654	—	—	—	44,684	—	(30)	498
Noncontrolling interests dividends	—	—	—	—	—	—	—	(561)
Balance, March 31, 2018	$2,261,275	285,923,405	$2,859	$4,250,757	$(1,919,787)	$(74,082)	$1,528	$92,877

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,885,589	286,321,009	$2,863	$4,263,348	$(2,116,367)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of ASU 2016-02 (see Note 2.d.)	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	2,923	508,845	5	2,918	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,288)	—	—	(1,288)	—	—	—	1,288
Parent cash dividends declared (see Note 8)	(176,460)	—	—	—	(176,460)	—	—	—
Foreign currency translation adjustment	17,378	—	—	—	—	17,378	—	813
Change in fair value of interest rate swap agreements	(2,674)	—	—	—	—	(2,674)	—
Net income (loss)	29,485	—	—	—	29,561	—	(76)	967
Noncontrolling interests dividends	—	—	—	—	—	—	—	(498)
Balance, March 31, 2019	$1,760,734	286,829,854	$2,868	$4,264,978	$(2,257,485)	$(250,960)	$1,333	$73,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$30,452	$45,152
Loss (income) from discontinued operations	24	462
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	114,611	113,432
Amortization (includes amortization of deferred financing costs and discounts of $4,108 and $3,553 for the three months ended March 31, 2019 and 2018, respectively)	51,980	50,699
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	3,645	3,664
Stock-based compensation expense	8,519	7,384
Provision (benefit) for deferred income taxes	1,423	(387)
Loss (gain) on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	602	(1,130)
Foreign currency transactions and other, net	11,707	23,530
(Increase) decrease in assets	(33,138)	(74,884)
(Decrease) increase in liabilities	(72,758)	(76,354)
Cash Flows from Operating Activities - Continuing Operations	117,067	91,568
Cash Flows from Operating Activities - Discontinued Operations	—	—
Cash Flows from Operating Activities	117,067	91,568
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	(184,765)	(95,605)
Cash paid for acquisitions, net of cash acquired	(39,423)	(1,428,974)
Acquisition of customer relationships	(23,934)	(12,602)
Customer inducements	(2,817)	(130)
Contract fulfillment costs and third-party commissions	(41,161)	(5,314)
Investments in joint ventures (see Note 9)	(19,222)	—
Proceeds from sales of property and equipment and other, net	105	(19,387)
Cash Flows from Investing Activities - Continuing Operations	(311,217)	(1,562,012)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(311,217)	(1,562,012)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(1,351,242)	(4,410,656)
Proceeds from revolving credit facility, term loan facilities and other debt	1,723,462	5,496,491
Debt repayment and equity distribution to noncontrolling interests	(498)	(561)
Parent cash dividends	(178,023)	(169,006)
Net proceeds associated with the Over-Allotment Option	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net (payments) proceeds associated with employee stock-based awards	(5,963)	(5,950)
Payment of debt financing and stock issuance costs	—	(9,974)
Cash Flows from Financing Activities - Continuing Operations	187,736	985,252
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	187,736	985,252
Effect of Exchange Rates on Cash and Cash Equivalents	2,404	1,984
(Decrease) Increase in Cash and Cash Equivalents	(4,010)	(483,208)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	165,485	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$161,475	$442,491

Supplemental Information:
Cash Paid for Interest	$136,667	$122,027
Cash Paid for Income Taxes, Net	$15,141	$22,292
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.d.)	$7,523	$13,877
Accrued Capital Expenditures	$75,824	$36,760
Accrued Purchase Price and Other Holdbacks	$1,042	$149
Dividends Payable	$180,422	$172,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") provide storage of physical records and data backup media, information management solutions and enterprise-class colocation and wholesale data center space that help organizations in various locations throughout North America, Europe, Latin America, Asia and Africa. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ information technology infrastructure, with flexible deployment options, including both colocation and wholesale space.
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2019 (our "Annual Report").
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2014.

On January 10, 2018, we completed the acquisition of IO Data Centers, LLC ("IODC") (the "IODC Transaction"). See Note 3.
On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02"). See Note 2.d.
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
At March 31, 2019 and December 31, 2018, we had approximately $15,250 and $15,141, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Since December 31, 2018, there have been no changes to our accounting polices related to the accounting for goodwill. As of March 31, 2019 and December 31, 2018, no factors were identified that would alter our October 1, 2018 goodwill impairment analysis.
Our reporting units as of December 31, 2018 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. On March 19, 2019, we divested the business included in our former Consumer Storage reporting unit, which had no goodwill associated with it at December 31, 2018 or at the date of the divestment. See Note 9 for additional information.
The goodwill associated with acquisitions completed during the first three months of 2019 (which are described in Note 3) has been incorporated into our reporting units as they existed as of December 31, 2018.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2019 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2018	$2,251,795	$493,491	$381,806	$818,223	$425,956	$69,759	$4,441,030
Deductible goodwill acquired during the year	5,501	—	—	—	—	—	5,501
Non-deductible goodwill acquired during the year	—	—	4,991	3,767	—	1,874	10,632
Fair value and other adjustments(1)	31	—	92	3,350	(871)	(468)	2,134
Currency effects	3,921	1,067	1,393	1,126	(1,566)	140	6,081
Goodwill balance, net accumulated amortization as of March 31, 2019	$2,261,248	$494,558	$388,282	$826,466	$423,519	$71,305	$4,465,378
Accumulated Goodwill Impairment Balance as of December 31, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of March 31, 2019	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $2,565 in net adjustments related to property, plant and equipment, customer relationships and data center lease-based intangible assets and deferred income taxes and other liabilities offset by $431 of cash received related to certain acquisitions completed in 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Finite-lived Intangible Assets and Liabilities

Finite-lived intangible assets and liabilities are primarily comprised of customer relationship intangible assets, customer inducements and data center intangible assets and liabilities (which include data center in-place lease intangible assets, data center tenant relationship intangible assets, data center above-market in-place lease intangible assets and data center below-market in-place lease intangible assets). Since December 31, 2018, there have been no changes to our accounting policies related to the accounting for any of our finite-lived intangible assets and liabilities as disclosed in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,754,794	$(482,971)	$1,271,823	$1,718,919	$(455,705)	$1,263,214
Customer inducements	51,405	(28,711)	22,694	56,478	(34,181)	22,297
Data center lease-based intangible assets(1)	265,834	(65,013)	200,821	271,818	(50,807)	221,011
Third-party commissions asset(2)	30,861	(737)	30,124	30,071	(1,089)	28,982
	$2,102,894	$(577,432)	$1,525,462	$2,077,286	$(541,782)	$1,535,504
Liabilities:
Data center below-market leases	$12,715	$(2,451)	$10,264	$12,318	$(1,642)	$10,676
_______________________________________________________________________________

(1)	Includes data center in-place lease intangible assets, data center tenant relationship intangible assets and data center above-market in-place lease intangible assets.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The third-party commissions asset is primarily comprised of additional payments associated with the execution of future customer contracts through the one-year anniversary of the acquisition of IODC, as described in Note 3.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018. The other finite-lived intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in Other, a component of other assets, net)	$20,290	$(15,794)	$4,496	$20,310	$(14,798)	$5,512

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of customer inducements and net revenue reduction associated with the amortization of data center above-market leases and data center below-market leases for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$27,881	$28,806
Data center in-place leases and tenant relationships	12,609	10,838
Third-party commissions asset and other finite-lived intangible assets	757	1,185
Revenue reduction associated with amortization of:
Customer inducements	$2,740	$2,585
Data center above-market leases and data center below-market leases	905	1,079
c.    Revenues

Since December 31, 2018, there have been no changes to our accounting policies related to the accounting for revenues as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.

The costs of the initial intake of customer records into physical storage ("Intake Costs") and capitalized commissions asset (collectively, "Contract Fulfillment Costs") as of March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019			December 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$36,155	$(21,041)	$15,114	$39,748	$(24,504)	$15,244
Capitalized commissions asset	Other (within Other Assets, Net)	52,485	(24,923)	27,562	58,424	(34,637)	23,787

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Intake Costs asset	$2,679	$2,730
Capitalized commissions asset	3,946	3,587

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Deferred revenue liabilities are reflected as follows in our Condensed Consolidated Balance Sheets:

Description	Location in Balance Sheet	March 31, 2019	December 31, 2018
Deferred revenue - Current	Deferred revenue	$266,314	$264,823
Deferred revenue - Long-term	Other Long-term Liabilities	25,625	26,401

Data Center Lessor Considerations

Our data center business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Prior to January 1, 2019, our data center revenue contracts were accounted for in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases ("ASC 840"). On January 1, 2019, we adopted ASU 2016-02, as described in more detail in Note 2.d. Beginning on January 1, 2019, our data center revenue contracts will be accounted for in accordance with ASU 2016-02. ASU 2016-02 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our data center business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASU 2016-02 if the lease component is the predominant component and is accounted for under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), if the nonlease components are the predominant components. We have elected to take this practical expedient. Storage rental revenue associated with our data center business was $59,718 for the three months ended March 31, 2019, which includes approximately $9,100 of revenue associated with power and connectivity. The revenue related to the service component of our data center business remains unchanged from the adoption of ASU 2016-02 and is recognized in the period the related services are provided. Our accounting treatment for data center revenue was not significantly impacted by the adoption of ASU 2016-02.

d. Leases
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. The majority of our leased facilities are classified as operating leases that, on average, have initial lease terms of five to 10 years, with one or more lease renewal options to extend the lease term. Our lease renewal option terms generally range from one to five years. The exercise of the lease renewal option is at our sole discretion and may contain fixed rent, fair market value based rent or Consumer Price Index rent escalation clauses. We include option periods in the lease term when our failure to renew the lease would result in an economic disincentive, thereby making it reasonably certain that we will renew the lease. We recognize straight line rental expense over the life of the lease and any fair market value or Consumer Price Index rent escalations are recognized as variable lease expense in the period in which the obligation is incurred. In addition, we lease certain vehicles and equipment. Vehicle and equipment leases have lease terms ranging from one to seven years.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases, both operating and financing (formerly referred to as capital leases under ASC 840). ASU 2016-02 requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. Therefore, we applied ASC 840 to all earlier comparative periods (prior to the adoption of ASU 2016-02), including disclosures, and recognized the effects of applying ASU 2016-02 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, the effective date of the standard. As such, the comparative Condensed Consolidated Balance Sheet as of December 31, 2018 has not been restated to reflect the adoption of ASU 2016-02. Accordingly, the majority of the amount presented as deferred rent liabilities on our Consolidated Balance Sheet as of December 31, 2018 is now included in the calculation of operating lease right-of-use assets and any remaining amounts are now classified within other liability line items on our Condensed Consolidated Balance Sheet as of March 31, 2019. The transition guidance associated with ASU 2016-02 also permitted certain practical expedients. We elected the "package of 3" practical expedients permitted under the transition guidance which, among other things, allowed us to carryforward our historical lease classifications. We also adopted an accounting policy which provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheets after the adoption of ASU 2016-02. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The lease right-of-use assets and related lease liabilities are classified as either operating or financing. Lease right-of-use assets are calculated as the net present value of future payments plus any capitalized initial direct costs less any tenant improvements or lease incentives. Lease liabilities are calculated as the net present value of future payments. In calculating the present value of the lease payments, we will utilize the rate stated within the lease (in the limited circumstances when such rate is available) or, if no rate is explicitly stated, we have elected to utilize a rate that reflects our securitized incremental borrowing rate by geography for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides a practical expedient which allows lessees to account for nonlease components (which include common area maintenance, taxes, and insurance) with the related lease component. Any variable nonlease components are not included within the lease right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets, and instead, are reflected as an expense in the period incurred. We have elected to take this practical expedient upon adoption of ASU 2016-02.
At January 1, 2019, we recognized the cumulative effect of initially applying ASU 2016-02 as an adjustment to the opening balance of (distributions in excess of earnings) earnings in excess of distributions, resulting in an increase of approximately $5,800 to stockholders' equity due to certain build to suit leases that were accounted for as financing leases under ASC 840, Leases, but are accounted for as operating leases under ASU 2016-02 at January 1, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2019 and January 1, 2019 (date of adoption of ASU 2016-02) are as follows:

Description	Location in Balance Sheet	March 31, 2019	January 1, 2019 (Date of Adoption of ASU 2016-02)
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,791,536	$1,825,721
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, plant and equipment, net	351,750	361,078
Total		$2,143,286	$2,186,799

Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$206,286	$209,911
Financing lease liabilities	Current portion of long-term debt	51,222	50,437
Total current lease liabilities		257,508	260,348
Long-term
Operating lease liabilities	Long-term operating lease liabilities, net of current portion	1,656,659	1,685,771
Financing lease liabilities	Long-term Debt, net of current portion	338,728	350,263
Total long-term lease liabilities		1,995,387	2,036,034
Total		$2,252,895	$2,296,382
______________________________________________________________
(1) At March 31, 2019, these assets are comprised of approximately 98% real estate related assets (which include land, buildings and racking) and 2% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2) At March 31, 2019, these assets are comprised of approximately 66% real estate related assets and 34% non-real estate related assets.

The components of the lease expense for the three months ended March 31, 2019 is as follows:

Description	Location in Statement of Operations	Amount
Operating lease cost(1)	Cost of sales and Selling, general and administrative	$111,906
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$16,329
Interest expense for financing lease liabilities	Interest expense, net	6,142
Total financing lease cost		$22,471
______________________________________________________________
(1) Of the $111,906 of operating lease cost incurred for the three months ended March 31, 2019, $108,601 is included within Cost of sales and $3,305 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $25,489.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

We sublease certain real estate to third parties. The sublease income recognized for the three months ended March 31, 2019 is $3,047.
Weighted average remaining lease terms and discount rates as of March 31, 2019 are as follows:

Remaining Lease Term:
Operating leases	11.1 Years
Financing leases	11.0 Years
Discount Rate:
Operating leases	7.1%
Financing leases	5.7%

The estimated minimum future lease payments as of December 31, 2018, are as follows:

Year	Operating Leases(1)	Sublease Income	Capital Leases(1)(2)
2019	$323,454	$(7,525)	$80,513
2020	293,276	(7,200)	71,335
2021	267,379	(7,063)	61,269
2022	246,128	(6,694)	52,832
2023	221,808	(6,409)	44,722
Thereafter	1,287,807	(6,279)	377,750
Total minimum lease payments	2,639,852	$(41,170)	688,421
Less amounts representing interest			(241,248)
Present value of finance lease obligations			$447,173

The estimated minimum future lease payments as of March 31, 2019, are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)
2019 (excluding the three months ended March 31, 2019)	$251,699	$(6,039)	$59,411
2020	308,267	(7,337)	68,333
2021	280,931	(7,228)	59,710
2022	257,598	(6,851)	49,997
2023	234,035	(6,548)	39,643
Thereafter	1,409,241	(6,922)	287,609
Total minimum lease payments	2,741,771	$(40,925)	564,703
Less amounts representing interest or imputed interest	(878,826)		(174,753)
Present value of lease obligations	1,862,945		$389,950
_______________________________________________________________________________

(1)
Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes. Differences in estimated lease payments between December 31, 2018 and March 31, 2019 are primarily related to adjustments to account for certain build to suit leases that were accounted for as financing obligations under ASC 840 but are accounted for as operating leases under ASU 2016-02 and foreign currency exchange rate impacts.

(2)	Includes capital lease and financing obligations associated with build to suit lease transactions at December 31, 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

As of March 31, 2019, we do not have any material operating or financing leases that are signed but have not yet commenced and we have certain leases with related parties which are not material to our consolidated financial statements.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2019 is as follows:

Cash paid for amounts included in measurement of lease liabilities:	Three Months Ended March 31, 2019
Operating cash flows used in operating leases	$83,676
Financing cash flows used in financing leases	$16,675
Non-cash items:
Operating lease modifications and reassessments	$1,842
New operating leases (including acquisitions)	$21,535
Financing lease modifications and reassessments	$—
New financing leases	$7,523
e.    Stock-Based Compensation
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan (together, "Employee Stock-Based Awards"). There have been no significant changes to our accounting policies, assumptions and valuation methodologies related to the accounting for our Employee Stock-Based Awards as disclosed in Note 2.n. to Notes to Consolidated Financial Statements included in our Annual Report.
For our Employee Stock-Based Awards made on or after February 20, 2019, we have included the following retirement provision: Upon an employee’s retirement on or after attaining age 58, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with the company totals at least 70, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards which include the 2019 Retirement Criteria subsequent to their retirement, provided that, for awards granted in the year of retirement, their retirement occurs on or after July 1st (the “2019 Retirement Criteria”). Accordingly, (i) grants of Employee Stock-Based Awards to an employee who has met the 2019 Retirement Criteria on or before the date of grant, or will meet the Retirement Criteria before July 1st of the year of the grant, will be expensed between the date of grant and July 1st of the grant year and (ii) grants of Employee Stock-Based Awards to employees who will meet the 2019 Retirement Criteria during the award’s normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the 2019 Retirement Criteria. Stock options and RSUs granted to recipients who meet the 2019 Retirement Criteria will continue vesting on the original vesting schedule, and the stock options will remain exercisable up to three years after retirement, or the original expiration date of the stock options, if earlier. PUs granted to recipients who meet the 2019 Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.
Stock-based compensation expense for Employee Stock-Based Awards for the three months ended March 31, 2019 and 2018 was $8,519 ($7,935 after tax or $0.03 per basic and diluted share) and $7,384 ($6,833 after tax or $0.02 per basic and diluted share), respectively, the substantial majority of which is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2019, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $72,353 and is expected to be recognized over a weighted-average period of 2.2 years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock Options
A summary of stock option activity for the three months ended March 31, 2019 is as follows:

Stock Options
Outstanding at December 31, 2018	4,271,834
Granted	920,706
Exercised	(99,334)
Forfeited	(6,007)
Expired	(9,629)
Outstanding at March 31, 2019	5,077,570
Options exercisable at March 31, 2019	3,258,982
Options expected to vest	1,691,146
Restricted Stock Units
The fair value of RSUs vested during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Fair value of RSUs vested	$15,333	$15,330
A summary of RSU activity for the three months ended March 31, 2019 is as follows:

RSUs
Non-vested at December 31, 2018	1,196,566
Granted	621,281
Vested	(453,167)
Forfeited	(18,075)
Non-vested at March 31, 2019	1,346,605
Performance Units
The fair value of earned PUs that vested during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Fair value of earned PUs that vested	$6,503	$3,033

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of PU activity for the three months ended March 31, 2019 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2018	967,049	(299,948)	667,101
Granted	380,856	—	380,856
Vested	(169,523)	—	(169,523)
Forfeited/Performance or Market Conditions Not Achieved	(4,816)	(14,850)	(19,666)
Non-vested at March 31, 2019	1,173,566	(314,798)	858,768
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

As of March 31, 2019, we expected 100% achievement of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 6) targets associated with the awards of PUs made in 2019, 2018 and 2017.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

f.    Income (Loss) Per Share—Basic and Diluted
Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share, but gives effect to all potential common shares (that is, securities such as stock options, RSUs or PUs) that were outstanding during the period, unless the effect is antidilutive.
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Income (loss) from continuing operations	$30,476	$45,614
Less: Net income (loss) attributable to noncontrolling interests	891	468
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$29,585	$45,146
(Loss) income from discontinued operations, net of tax	$(24)	$(462)
Net income (loss) attributable to Iron Mountain Incorporated	$29,561	$44,684

Weighted-average shares—basic	286,528,000	285,259,000
Effect of dilutive potential stock options	231,402	249,564
Effect of dilutive potential RSUs and PUs	732,421	484,314
Weighted-average shares—diluted	287,491,823	285,992,878

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.10	$0.16
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.10	$0.16

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.10	$0.16
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.10	$0.16

Antidilutive stock options, RSUs and PUs, excluded from the calculation	3,985,161	3,242,141
_______________________________________________________________________________

(1) Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

g.    Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our estimate of the effective tax rates for the years ending December 31, 2019 and 2018 reflect the impact of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”). See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the impact the Tax Reform Legislation had on us. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries ("QRSs") and our domestic taxable REIT subsidiaries ("TRSs"), as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
Our effective tax rates for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019(1)	2018(2)
Effective Tax Rate	25.7%	2.5%
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

(2)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

h.    Fair Value Measurements
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018, respectively, are as follows:

		Fair Value Measurements at March 31, 2019 Using
Description	Total Carrying Value at March 31, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$1,739	$—		$1,739		$—
Trading Securities	10,160	9,490	(2)	670	(3)	—
Derivative Assets (4)	23	—		23		—
Derivative Liabilities(4)	109	—		109		—
Interest Rate Swap Agreements Liabilities(5)	3,647	—		3,647		—

		Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$956	$—		$956		$—
Trading Securities	10,753	10,248	(2)	505	(3)	—
Derivative Assets(4)	93	—		93		—
Interest Rate Swap Agreements Liabilities(5)	973	—		973		—
_______________________________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs other than quoted market prices that are observable.

(4)
Derivative assets and liabilities relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our foreign exchange intercompany exposures. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets. As of March 31, 2019, we had outstanding forward contracts to (i) purchase 4,000 Euros and sell $4,610 United States dollars and (ii) purchase $4,515 United States dollars and sell 4,000 Euros. As of December 31, 2018, we had outstanding forward contracts to purchase 29,000 Euros and sell $33,374 United States dollars. We have not designated any of the forward contracts we have entered into as hedges.

(5)
We have entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2019 and December 31, 2018, we have $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018, other than those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, those acquired in acquisitions that occurred during the three months ended March 31, 2019 and our investment in Makespace LLC (as disclosed in Note 9), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
i.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019			2018
	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Beginning of Period	$(264,691)	$(973)	$(265,664)	$(103,989)	$—	$(103,989)
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	17,378	—	17,378	30,092	—	30,092
Fair value adjustments for interest rate swap agreements	—	(2,674)	(2,674)	—	(185)	(185)
Total other comprehensive income (loss)	17,378	(2,674)	14,704	30,092	(185)	29,907
End of Period	$(247,313)	$(3,647)	$(250,960)	$(73,897)	$(185)	$(74,082)
______________________________________________________________
(1) This amount includes foreign exchange (gains) losses of $(6,141) and $5,635 for the three months ended March 31, 2019 and 2018, respectively, related to the change in fair value of the portion of our Euro Notes (as defined and discussed more fully in Note 4) designated as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2019, we designated, on average, 271,146 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2018, we designated, on average, 164,244 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As of March 31, 2019, cumulative net gains of $20,399 net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j.    Other Expense (Income), Net
Other expense (income), net for the three months ended March 31, 2019 and 2018 consists of the following:

	Three Months Ended March 31,
	2019	2018
Foreign currency transaction losses (gains), net	$17,697	$21,785
Other, net	(2,487)	(1,634)
	$15,210	$20,151

The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, include gains or losses related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined and discussed more fully in Note 4), (ii) our Euro Notes, (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 2.h.).

Other, net for the three months ended March 31, 2019 is primarily comprised of a gain on sale resulting from the Consumer Storage Transaction (as defined and discussed more fully in Note 9) of approximately $4,200. Other, net for the three months ended March 31, 2019 also includes the change in estimated fair value of the noncontrolling interests associated with our business in India, which are accounted for as mandatorily redeemable noncontrolling interests.
k.    New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We adopted ASU 2018-15 on January 1, 2019. ASU 2018-15 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02. We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis. See Note 2.d. for information regarding the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
l. Change in Presentation

Subsequent to our conversion to a REIT, we have historically classified gains on sale of real estate, net of tax, as a separate line on our consolidated statements of operations and excluded such amounts from our reported operating income. We presented such amounts net of tax as these gains were presented below the provision (benefit) for income taxes on our consolidated statements of operations. Commencing with the first quarter of 2019, we will present gains on sale of real estate as a component of operating income in the line item loss (gain) on disposal/write down of property, plant and equipment, net. Such amounts will be presented gross of tax with any tax impact presented within provision (benefit) for income taxes. All prior periods will be conformed to this presentation going forward. No gains on the sale of real estate were recognized during the three months ended March 31, 2019 or 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.
Acquisitions Completed During the Three Months Ended March 31, 2019

In order to enhance our existing operations in the United States, the United Kingdom and Switzerland and to expand our operations into Bulgaria, we completed the acquisition of four storage and records management companies and one art storage company for total cash consideration of approximately $31,900.

Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2019 acquisitions through March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Cash Paid (gross of cash acquired)(1)	$34,198
Purchase Price Holdbacks and Other	1,042
Total Consideration	35,240
Fair Value of Identifiable Assets Acquired:
Cash	2,273
Accounts Receivable, Prepaid Expenses and Other Assets	2,845
Property, Plant and Equipment(2)	4,039
Customer Relationship Intangible Assets	13,589
Operating Lease Right-of-Use Assets	10,541
Accounts Payable, Accrued Expenses and Other Liabilities	(2,065)
Operating Lease Liabilities	(10,541)
Deferred Income Taxes	(1,574)
Total Fair Value of Identifiable Net Assets Acquired	19,107
Goodwill Initially Recorded(3)	$16,133
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 is net cash acquired of $2,273 and contingent and other payments, net of $7,498 related to acquisitions made in previous years.

(2)
Consists primarily of leasehold improvements, racking structures and warehouse equipment. These assets are depreciated using the straight-line method with the useful lives as noted in Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report.

(3) The goodwill associated with acquisitions is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Acquisitions (Continued)

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of March 31, 2019 primarily relate to the final assessment of the fair values of intangible assets and liabilities (primarily customer relationship intangible assets and data center lease-based intangible assets), property, plant and equipment (primarily building, building improvements, data center infrastructure and racking structures), right-of-use assets and liabilities associated with acquired operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the EvoSwitch Transaction (as defined in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report), as well as other acquisitions we closed in 2019.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended March 31, 2019 were not material to our results from operations.

Acquisition of IO Data Centers in 2018

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,347,000. In February 2019, we paid approximately $31,000 in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction, which was accrued at December 31, 2018. This amount, net of amortization, is reported as a third-party commissions asset as a component of Other within Other assets, net, in our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and IODC on a pro forma basis as if the IODC Transaction had occurred on January 1, 2017. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017. The Pro Forma Financial Information, for the period presented, includes purchase accounting adjustments (including amortization expenses from acquired intangible assets and depreciation of acquired property, plant and equipment). We and IODC collectively incurred $28,064 of operating expenditures to complete the IODC Transaction (including advisory and professional fees). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2017.

Three Months Ended March 31, 2018
Total Revenues	$1,045,948
Income from Continuing Operations	$55,566
Per Share Income from Continuing Operations - Basic	$0.20
Per Share Income from Continuing Operations - Diluted	$0.19
In addition to our acquisition of IODC, we completed certain other acquisitions during the first three months of 2019 and in fiscal year 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt

Long-term debt is as follows:

	March 31, 2019				December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)		Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$1,139,566	$(13,332)	$1,126,234	$1,139,566	$793,832		$(14,117)	$779,715	$793,832
Term Loan A(1)	237,500	—	237,500	237,500	240,625		—	240,625	240,625
Term Loan B(2)	691,476	(8,430)	683,046	670,478	693,169		(8,742)	684,427	660,013
Australian Dollar Term Loan (the "AUD Term Loan")(3)	234,000	(2,893)	231,107	235,587	233,955		(3,084)	230,871	235,645
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")(4)	182,450	(2,255)	180,195	182,450	178,299		(2,357)	175,942	178,299
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)	500,000	(3,725)	496,275	502,500	500,000		(4,155)	495,845	488,750
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	600,000	(4,851)	595,149	615,000	600,000		(5,126)	594,874	606,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	187,262	(2,424)	184,838	189,444	183,403		(2,506)	180,897	186,154
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(7,439)	992,561	1,010,000	1,000,000		(7,782)	992,218	940,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)	336,557	(3,941)	332,616	337,684	343,347		(4,098)	339,249	321,029
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	521,286	(6,480)	514,806	495,852	509,425		(6,573)	502,852	453,811
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(3,078)	246,922	246,875	250,000		(3,185)	246,815	224,375
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(5)	1,000,000	(12,086)	987,914	957,500	1,000,000		(12,442)	987,558	855,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)	825,000	(10,628)	814,372	798,188	825,000		(10,923)	814,077	713,625
Real Estate Mortgages, Financing Lease Liabilities and Other	566,677	(431)	566,246	566,677	606,702		(171)	606,531	606,702
Accounts Receivable Securitization Program(6)	252,373	(184)	252,189	252,373	221,673		(218)	221,455	221,673
Mortgage Securitization Program(7)	50,000	(1,091)	48,909	50,000	50,000		(1,128)	48,872	50,000
Total Long-term Debt	8,574,147	(83,268)	8,490,879		8,229,430	—	(86,607)	8,142,823
Less Current Portion	(125,142)	—	(125,142)		(126,406)		—	(126,406)
Long-term Debt, Net of Current Portion	$8,449,005	$(83,268)	$8,365,737		$8,103,024		$(86,607)	$8,016,417
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt (Continued)

(1)
Collectively, the credit agreement ("Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $1,139,566 of outstanding borrowings under the Revolving Credit Facility as of March 31, 2019, 965,800 was denominated in United States dollars, 94,200 was denominated in Canadian dollars and 92,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $37,271. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2019 was $573,163 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 4.0% as of March 31, 2019. The average interest rate in effect under the Revolving Credit Facility as of March 31, 2019 was 4.0% and the interest rate in effect under Term Loan A as of March 31, 2019 was 4.2%.

(2)
In connection with the 2018 First Amendment (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report), Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700,000 (the "Term Loan B"). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B. The Term Loan B is scheduled to mature on January 2, 2026. The interest rate in effect as of March 31, 2019 was 4.3%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,524 and $1,581 as of March 31, 2019 and December 31, 2018, respectively.

(3)
The interest rate in effect as of March 31, 2019 was 5.7%. We had 331,875 Australian dollars outstanding on the AUD Term Loan as of March 31, 2019. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,587 and $1,690 as of March 31, 2019 and December 31, 2018, respectively.

(4)	The interest rate in effect as of March 31, 2019 was 3.2%.

(5)	Collectively, the "Parent Notes".

(6)	The interest rate in effect as of March 31, 2019 was 3.5%.

(7)	The interest rate in effect as of March 31, 2019 was 3.5%.
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2019 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2018 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt since December 31, 2018.
Cash Pooling
As described in greater detail in Note 4 to Notes to Consolidated Financial Statements included in our Annual Report, certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) in order to help manage global liquidity requirements. We currently utilize two separate cash pools, one of which we utilize to manage global liquidity requirements for our QRSs (the "QRS Cash Pool") and the other for our TRSs (the "TRS Cash Pool").

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt (Continued)

The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$271,400	$(269,400)	$2,000	$300,800	$(298,800)	$2,000
TRS Cash Pool	281,100	(277,900)	3,200	$281,500	(279,300)	2,200

The net cash position balances as of March 31, 2019 and December 31, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.8	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes, the GBP Notes and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 and are prepared on the same basis as the consolidated financial statements.
The Parent Notes, the CAD Notes, the GBP Notes, and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.
Additionally, IMI guarantees the CAD Notes, which were issued by Iron Mountain Canada Operations ULC ("Canada Company"), the GBP Notes, which were issued by Iron Mountain (UK) PLC ("IM UK"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc., which is one of the Guarantors. Canada Company and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes, and the 5 3/8% Notes are referred to below as the Non-Guarantors.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$11	$122,114	$109,991	$(70,641)	$161,475
Accounts receivable	—	37,598	799,923	—	837,521
Intercompany receivable	—	1,032,582	—	(1,032,582)	—
Prepaid expenses and other	—	110,223	100,660	(29)	210,854
Total Current Assets	11	1,302,517	1,010,574	(1,103,252)	1,209,850
Property, Plant and Equipment, Net	168	2,999,744	1,525,671	—	4,525,583
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	5,009,984	—	—	(5,009,984)	—
Investment in subsidiaries	1,926,435	1,017,247	—	(2,943,682)	—
Goodwill	—	2,857,855	1,607,523	—	4,465,378
Operating lease right-of-use assets	—	895,920	895,616	—	1,791,536
Other	5	976,403	720,608	—	1,697,016
Total Other Assets, Net	6,936,424	5,747,425	3,223,747	(7,953,666)	7,953,930
Total Assets	$6,936,603	$10,049,686	$5,759,992	$(9,056,918)	$13,689,363
Liabilities and Equity
Intercompany Payable	$729,843	$—	$302,739	$(1,032,582)	$—
Debit Balances Under Cash Pools	—	—	70,641	(70,641)	—
Current Portion of Long-Term Debt	—	55,940	69,231	(29)	125,142
Total Other Current Liabilities (includes current portion of operating lease liabilities)	224,825	632,699	532,467	—	1,389,991
Long-Term Debt, Net of Current Portion	4,218,887	2,212,686	1,934,164	—	8,365,737
Long-Term Operating Lease Liabilities, Net of Current Portion	—	832,007	824,652	—	1,656,659
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	5,009,984	—	(5,009,984)	—
Other Long-term Liabilities	3,647	51,575	262,776	—	317,998
Commitments and Contingencies (See Note 7)
Redeemable Noncontrolling Interests	—	—	73,102	—	73,102
Total Iron Mountain Incorporated Stockholders' Equity	1,759,401	1,254,795	1,688,887	(2,943,682)	1,759,401
Noncontrolling Interests	—	—	1,333	—	1,333
Total Equity	1,759,401	1,254,795	1,690,220	(2,943,682)	1,760,734
Total Liabilities and Equity	$6,936,603	$10,049,686	$5,759,992	$(9,056,918)	$13,689,363
______________________________________________________________

(1)	Included within Cash and Cash Equivalents at March 31, 2019 is approximately $76,000 and $0 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$132	$61,650	$169,318	$(65,615)	$165,485
Accounts receivable	—	47,900	798,989	—	846,889
Intercompany receivable	—	818,463	—	(818,463)	—
Prepaid expenses and other	93	108,879	86,797	(29)	195,740
Total Current Assets	225	1,036,892	1,055,104	(884,107)	1,208,114
Property, Plant and Equipment, Net	190	3,002,104	1,487,263	—	4,489,557
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,954,686	—	—	(4,954,686)	—
Investment in subsidiaries	1,885,174	1,006,144	—	(2,891,318)	—
Goodwill	—	2,858,539	1,582,491	—	4,441,030
Other	—	979,483	734,063	—	1,713,546
Total Other Assets, Net	6,839,860	4,844,166	2,316,554	(7,846,004)	6,154,576
Total Assets	$6,840,275	$8,883,162	$4,858,921	$(8,730,111)	$11,852,247
Liabilities and Equity
Intercompany Payable	$462,927	$—	$355,536	$(818,463)	$—
Debit Balances Under Cash Pools	—	10,612	55,003	(65,615)	—
Current Portion of Long-Term Debt	—	63,703	62,732	(29)	126,406
Total Other Current Liabilities	268,373	616,826	451,073	—	1,336,272
Long-Term Debt, Net of Current Portion	4,223,822	1,877,649	1,914,946	—	8,016,417
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,954,686	—	(4,954,686)	—
Other Long-term Liabilities	973	115,994	300,064	—	417,031
Commitments and Contingencies (See Note 7)
Redeemable Noncontrolling Interests	—	—	70,532	—	70,532
Total Iron Mountain Incorporated Stockholders' Equity	1,884,180	1,243,692	1,647,626	(2,891,318)	1,884,180
Noncontrolling Interests	—	—	1,409	—	1,409
Total Equity	1,884,180	1,243,692	1,649,035	(2,891,318)	1,885,589
Total Liabilities and Equity	$6,840,275	$8,883,162	$4,858,921	$(8,730,111)	$11,852,247
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$403,741	$259,233	$—	$662,974
Service	—	239,693	151,196	—	390,889
Intercompany revenues	—	1,154	4,923	(6,077)	—
Total Revenues	—	644,588	415,352	(6,077)	1,053,863
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	263,137	198,407	—	461,544
Intercompany	—	4,923	1,154	(6,077)	—
Selling, general and administrative	87	187,822	82,650	—	270,559
Depreciation and amortization	23	102,954	59,506	—	162,483
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	574	28	—	602
Total Operating Expenses	110	559,410	341,745	(6,077)	895,188
Operating (Loss) Income	(110)	85,178	73,607	—	158,675
Interest Expense (Income), Net(1)	49,625	4,057	48,754	—	102,436
Other Expense (Income), Net	182	527	14,501	—	15,210
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(49,917)	80,594	10,352	—	41,029
Provision (Benefit) for Income Taxes	—	1,301	9,252	—	10,553
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(79,478)	4,158	—	75,320	—
Income (Loss) from Continuing Operations	29,561	75,135	1,100	(75,320)	30,476
(Loss) Income from Discontinued Operations, Net of Tax	—	(24)	—	—	(24)
Net Income (Loss)	29,561	75,111	1,100	(75,320)	30,452
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	891	—	891
Net Income (Loss) Attributable to Iron Mountain Incorporated	$29,561	$75,111	$209	$(75,320)	$29,561
Net Income (Loss)	$29,561	$75,111	$1,100	$(75,320)	$30,452
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,141	—	12,050	—	18,191
Change in fair value of interest rate swap agreements	(2,674)	—	—	—	(2,674)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	11,237	7,156	—	(18,393)	—
Total Other Comprehensive Income (Loss)	14,704	7,156	12,050	(18,393)	15,517
Comprehensive Income (Loss)	44,265	82,267	13,150	(93,713)	45,969
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	1,704	—	1,704
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$44,265	$82,267	$11,446	$(93,713)	$44,265
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$396,476	$254,673	$—	$651,149
Service	—	230,230	161,079	—	391,309
Intercompany revenues	—	1,205	4,491	(5,696)	—
Total Revenues	—	627,911	420,243	(5,696)	1,042,458
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	246,163	202,558	—	448,721
Intercompany cost of sales	—	4,491	1,205	(5,696)	—
Selling, general and administrative	43	185,348	84,339	—	269,730
Depreciation and amortization	33	102,446	58,099	—	160,578
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(356)	(774)	—	(1,130)
Total Operating Expenses	76	538,092	345,427	(5,696)	877,899
Operating (Loss) Income	(76)	89,819	74,816	—	164,559
Interest Expense (Income), Net(1)	49,941	(1,508)	49,193	—	97,626
Other (Income) Expense, Net	(1,157)	1,560	19,748	—	20,151
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(48,860)	89,767	5,875	—	46,782
(Benefit) Provision for Income Taxes	—	(6,712)	7,880	—	1,168
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(93,544)	2,865	—	90,679	—
Income (Loss) from Continuing Operations	44,684	93,614	(2,005)	(90,679)	45,614
(Loss) Income from Discontinued Operations	—	(422)	(40)	—	(462)
Net Income (Loss)	44,684	93,192	(2,045)	(90,679)	45,152
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	468	—	468
Net Income (Loss) Attributable to Iron Mountain Incorporated	$44,684	$93,192	$(2,513)	$(90,679)	$44,684
Net Income (Loss)	$44,684	$93,192	$(2,045)	$(90,679)	$45,152
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5,635)	—	37,286	—	31,651
Change in fair value of interest rate swap agreements	(185)	—	—	—	(185)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	35,732	38,336	—	(74,068)	—
Total Other Comprehensive Income (Loss)	29,912	38,336	37,286	(74,068)	31,466
Comprehensive Income (Loss)	74,596	131,528	35,241	(164,747)	76,618
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	2,027	—	2,027
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$74,596	$131,528	$33,214	$(164,747)	$74,591
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(68,310)	$116,235	$69,142	$—	$117,067
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(68,310)	116,235	$69,142	$—	$117,067
Cash Flows from Investing Activities:
Capital expenditures	—	(84,766)	(99,999)	—	(184,765)
Cash paid for acquisitions, net of cash acquired	—	(9,508)	(29,915)	—	(39,423)
Intercompany loans to subsidiaries	252,175	22,859	—	(275,034)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(49,301)	(18,611)	—	(67,912)
Investments in joint ventures (see Note 9)	—	(19,222)	—	—	(19,222)
Proceeds from sales of property and equipment and other, net	—	36	69	—	105
Cash Flows from Investing Activities—Continuing Operations	252,175	(139,902)	(148,456)	(275,034)	(311,217)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	252,175	(139,902)	(148,456)	(275,034)	(311,217)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(410,563)	(940,679)	—	(1,351,242)
Proceeds from revolving credit facility, term loan facilities and other debt	—	734,243	989,219	—	1,723,462
Debit (payments) balances under cash pools	—	(10,612)	15,638	(5,026)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(498)	—	(498)
Intercompany loans from parent	—	(228,937)	(46,097)	275,034	—
Parent cash dividends	(178,023)	—	—	—	(178,023)
Net (payments) proceeds associated with employee stock-based awards	(5,963)	—	—	—	(5,963)
Cash Flows from Financing Activities—Continuing Operations	(183,986)	84,131	17,583	270,008	187,736
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(183,986)	84,131	17,583	270,008	187,736
Effect of exchange rates on cash and cash equivalents	—	—	2,404	—	2,404
(Decrease) Increase in cash and cash equivalents	(121)	60,464	(59,327)	(5,026)	(4,010)
Cash and cash equivalents, including Restricted Cash, beginning of period	132	61,650	169,318	(65,615)	165,485
Cash and cash equivalents, including Restricted Cash, end of period	$11	$122,114	$109,991	$(70,641)	$161,475

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(66,516)	$96,674	$61,410	$—	$91,568
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(66,516)	96,674	61,410	—	91,568
Cash Flows from Investing Activities:
Capital expenditures	—	(62,148)	(33,457)	—	(95,605)
Cash paid for acquisitions, net of cash acquired	—	(1,315,549)	(113,425)	—	(1,428,974)
Intercompany loans to subsidiaries	157,737	208,443	—	(366,180)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(11,874)	(6,172)	—	(18,046)
Proceeds from sales of property and equipment and other, net	—	(19,466)	79	—	(19,387)
Cash Flows from Investing Activities—Continuing Operations	157,737	(1,200,594)	(152,975)	(366,180)	(1,562,012)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	157,737	(1,200,594)	(152,975)	(366,180)	(1,562,012)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(2,308,119)	(2,102,537)	—	(4,410,656)
Proceeds from revolving credit facility, term loan facilities and other debt	—	3,067,988	2,428,503	—	5,496,491
Debit (payments) balances under cash pools	—	(51,946)	(11,733)	63,679	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(561)	—	(561)
Intercompany loans from parent	—	(154,184)	(211,996)	366,180	—
Parent cash dividends	(169,006)	—	—	—	(169,006)
Net (payments) proceeds associated with employee stock-based awards	(5,950)	—	—	—	(5,950)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(9,075)	(487)	—	(9,974)
Cash Flows from Financing Activities—Continuing Operations	(90,460)	544,664	101,189	429,859	985,252
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(90,460)	544,664	101,189	429,859	985,252
Effect of exchange rates on cash and cash equivalents	—	—	1,984	—	1,984
Increase (Decrease) in cash and cash equivalents	761	(559,256)	11,608	63,679	(483,208)
Cash and cash equivalents, including Restricted Cash, beginning of period	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, including Restricted Cash, end of period	$3,194	$75,061	$395,283	$(31,047)	$442,491

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information

Our six reportable operating segments as of December 31, 2018 are described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:

•	North American Records and Information Management Business

•	North American Data Management Business

•	Western European Business

•	Other International Business

•	Global Data Center Business

•	Corporate and Other Business

There have been no changes made to our reportable operating segments since December 31, 2018, other than the impact of the Consumer Storage Transaction (as defined in Note 9). Prior to the Consumer Storage Transaction, our consumer storage business was a component of our Corporate and Other Business Segment. The previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2018 as described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report. The operations associated with acquisitions completed during the first three months of 2019 have been incorporated into our existing reportable operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Three Months Ended March 31, 2019
Total Revenues	$527,380	$96,747	$128,753	$200,956	$61,536	$38,491	$1,053,863
Storage Rental	306,986	66,572	80,695	129,473	59,718	19,530	662,974
Service	220,394	30,175	48,058	71,483	1,818	18,961	390,889
Depreciation and Amortization	60,002	10,202	15,257	30,599	31,632	14,791	162,483
Depreciation	45,752	8,013	10,947	18,218	19,013	12,668	114,611
Amortization	14,250	2,189	4,310	12,381	12,619	2,123	47,872
Adjusted EBITDA	223,683	50,552	39,209	58,124	26,011	(73,073)	324,506
Total Assets(1)	5,823,817	902,514	1,414,878	2,686,938	2,310,001	551,215	13,689,363
Expenditures for Segment Assets	56,265	5,632	30,101	31,254	153,705	15,143	292,100
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	28,688	5,632	2,116	15,149	121,557	11,623	184,765
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	9,876	—	11,484	14,543	—	3,520	39,423
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions.	17,701	—	16,501	1,562	32,148	—	67,912
As of and for the Three Months Ended March 31, 2018
Total Revenues	$526,843	$99,964	$134,075	$210,767	$46,603	$24,206	$1,042,458
Storage Rental	304,819	69,246	83,952	131,747	45,495	15,890	651,149
Service	222,024	30,718	50,123	79,020	1,108	8,316	391,309
Depreciation and Amortization	62,752	10,104	17,556	31,873	22,268	16,025	160,578
Depreciation	49,138	8,023	12,758	19,064	11,380	13,069	113,432
Amortization	13,614	2,081	4,798	12,809	10,888	2,956	47,146
Adjusted EBITDA	225,738	53,852	43,966	60,747	20,790	(62,078)	343,015
Total Assets(1)	5,030,238	833,690	917,155	2,441,685	1,875,766	899,615	11,998,149
Expenditures for Segment Assets	43,181	6,853	7,480	32,160	1,438,012	14,939	1,542,625
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	29,870	6,853	6,047	25,142	13,111	14,582	95,605
Cash Paid (Received) for Acquisitions, Net of Cash Acquired	1,551	—	—	3,208	1,424,215	—	1,428,974
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	11,760	—	1,433	3,810	686	357	18,046
______________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances. Total assets as of March 31, 2019 reflects the adoption of ASU 2016-02.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

The accounting policies of the reportable operating segments are the same as those described in Note 2 and in Note 2 to Notes to Consolidated Financial Statements included in our Annual Report. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (ii) intangible impairments; (iii) other expense (income), net (which includes foreign currency transaction (gains) losses, net); and (iv) Significant Acquisition Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$324,506	$343,015
(Add)/Deduct:
Provision (Benefit) for Income Taxes	10,553	1,168
Other Expense (Income), Net	15,210	20,151
Interest Expense, Net	102,436	97,626
Loss (gain) on disposal/write-down of property, plant and equipment, net	602	(1,130)
Depreciation and Amortization	162,483	160,578
Significant Acquisition Costs(1)	2,746	19,008
Income (Loss) from Continuing Operations	$30,476	$45,614
_______________________________________________________________________________

(1)	As defined in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

Information as to our revenues by product and service lines by segment are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended March 31, 2019
Records Management(1)	$427,367	$—	$108,707	$172,977	$—	$24,345	$733,396
Data Management(1)	—	93,989	19,886	19,227	—	14,146	147,248
Information Destruction(1)(2)	100,013	2,758	160	8,752	—	—	111,683
Data Center	—	—	—	—	61,536	—	61,536
Total Revenues	$527,380	$96,747	$128,753	$200,956	$61,536	$38,491	$1,053,863
For the Three Months Ended March 31, 2018
Records Management(1)	$435,002	$—	$113,759	$181,330	$—	$10,404	$740,495
Data Management(1)	—	97,594	20,219	20,478	—	13,802	152,093
Information Destruction(1)(2)	91,841	2,370	97	8,959	—	—	103,267
Data Center	—	—	—	—	46,603	—	46,603
Total Revenues	$526,843	$99,964	$134,075	$210,767	$46,603	$24,206	$1,042,458
_______________________________________________________________________________

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.

(2)	Includes secure shredding services.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Commitments and Contingencies

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. There have been no material updates or changes to the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report, nor have there been any new material loss contingencies since December 31, 2018. We believe that the resolution of the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report will not have a material impact on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies, including those disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report, and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $17,500 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
(8) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2018 and the first three months of 2019, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 14, 2018	$0.5875	March 15, 2018	$167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
February 7, 2019	0.6110	March 15, 2019	175,242	April 2, 2019
At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the three months ended March 31, 2019. As of March 31, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(9) Divestments

On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately $20,000 in cash (gross of certain transaction expenses) (the "Cash Contribution") to a joint venture entity, Makespace LLC (the "Makespace JV"), established by us and Makespace Labs, Inc. ("Makespace"), a consumer storage services provider (the "Consumer Storage Transaction"). At the closing date of the Consumer Storage Transaction, the Makespace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by Makespace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the Makespace JV (the "Makespace Investment"). In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (see Note 11).

We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operation in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively, and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, respectively, through the closing date of the Consumer Storage Transaction.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution. At the closing date of the Consumer Storage Transaction, the fair value of the Makespace Investment was approximately $27,500 and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet as of March 31, 2019. We account for the Makespace Investment as an equity method investment.

`Table of Contents
IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2019	2018
Cost of sales (excluding depreciation and amortization)	$898	$296
Selling, general and administrative expenses	1,848	18,712
Total Significant Acquisition Costs	$2,746	$19,008

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment are as follows:

	Three Months Ended March 31,
	2019	2018
North American Records and Information Management Business	$378	$584
North American Data Management Business	—	—
Western European Business	—	2,152
Other International Business	502	537
Global Data Center Business	143	10,181
Corporate and Other Business	1,723	5,554
Total Significant Acquisition Costs	$2,746	$19,008
(11) Related Party Transactions
In connection with the Consumer Storage Transaction and the Makespace Investment (both as described more fully in Note 9), we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. For the three months ended March 31, 2019, we recognized an immaterial amount of revenue associated with the Makespace Agreement.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2019, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2019 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2019 consolidated organic storage rental revenue growth rate, consolidated organic total revenue growth rate and capital expenditures, (4) expectation that profits will increase in our emerging markets, (5) expectation that our growth portfolio will become a large part of our business over time, (6) statements made in relation (i) to our acquisition of Recall Holdings Limited ("Recall") pursuant to the Scheme Implementation Deed, as amended, with Recall (the "Recall Transaction") and (ii) our acquisition of IO Data Centers, LLC ("IODC"), including the total acquisition expenditures related to Recall and IODC and the cost to integrate Recall into our existing operations, (7) statements regarding our expectation to reduce our leverage ratio and (8) our ability to close pending acquisitions. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three month period ended March 31, 2019 within each section.
IODC Acquisition
On January 10, 2018, we completed the acquisition of the United States operations of IODC (the "IODC Transaction"). At the closing of the IODC Transaction, we paid approximately $1,347.0 million. In February 2019, we paid approximately $31.0 million in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction. See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information.
Divestments
a. Consumer Storage Transaction
On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately$20.0 million in cash (gross of certain transaction expenses) (the "Cash Contribution") to a joint venture entity, Makespace LLC (the "Makespace JV"), established by us and Makespace Labs, Inc. ("Makespace"), a consumer storage services provider (the "Consumer Storage Transaction"). At the closing date of the Consumer Storage Transaction, the Makespace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by Makespace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the Makespace JV (the "Makespace Investment").
As described in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operations in our consolidated financial statements. In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. For the three months ended March 31, 2019, we recognized an immaterial amount of revenue associated with the Makespace Agreement.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) carrying value of our consumer storage operations and (ii) the Cash Contribution.

b. IMFS Divestment
On September 28, 2018, Iron Mountain Fulfillment Services, Inc., a consolidated subsidiary of Iron Mountain Incorporated ("IMI") that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3.0 million (the "IMFS Divestment"). As described in Note 13 to Notes to Consolidated Financial Statements in our Annual Report, we have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Our fulfillment services business represented approximately $7.4 million and $1.2 million of total revenues and income from continuing operations, respectively, for the three months ended March 31, 2018.

Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with the Recall Transaction and acquisition expenditures associated with the IODC Transaction to be approximately $405.0 million, the substantial majority of which was incurred prior to the end of 2018. From January 1, 2015 through March 31, 2019, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $392.0 million, including $317.3 million of Significant Acquisition Costs (as defined in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report) and $74.7 million of capital expenditures. We expect the remaining amount of these operating and capital expenditures will be primarily related to moving costs associated with facility consolidation and system upgrade costs.
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

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Three Months Ended March 31,		Average Exchange Rates for the Three Months Ended March 31,		Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.9%	$0.712	$0.786	(9.4)%
Brazilian real	2.7%	3.1%	$0.265	$0.308	(14.0)%
British pound sterling	6.6%	6.8%	$1.302	$1.391	(6.4)%
Canadian dollar	5.8%	6.1%	$0.752	$0.791	(4.9)%
Euro	7.5%	7.0%	$1.136	$1.229	(7.6)%

The percentage of United States dollar-reported revenues for all other foreign currencies was 12.7% and 12.9% for the three months ended March 31, 2019 and 2018, respectively.

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (including real estate), net; (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); and (4) Significant Acquisition Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018
Income (Loss) from Continuing Operations	$30,476	$45,614
Add/(Deduct):
Provision (Benefit) for Income Taxes	10,553	1,168
Other Expense (Income), Net	15,210	20,151
Interest Expense, Net	102,436	97,626
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment, Net	602	(1,130)
Depreciation and Amortization	162,483	160,578
Significant Acquisition Costs	2,746	19,008
Adjusted EBITDA	$324,506	$343,015

Adjusted EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment (including real estate), net; (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2019	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.10	$0.16
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—
Other Expense (Income), Net	0.05	0.07
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment, Net	—	—
Significant Acquisition Costs	0.01	0.07
Tax Impact of Reconciling Items and Discrete Tax Items(1)	—	(0.05)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.17	$0.24
_______________________________________________________________________________

(1)
The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2019 and 2018, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2019 and 2018 was 18.9% and 19.5%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax and amortization of data center leased-based intangibles ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss). Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) real estate financing lease depreciation; (5) Significant Acquisition Costs; (6) the tax impact of reconciling items and discrete tax items; (7) loss (income) from discontinued operations, net of tax; and (8) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$30,452	$45,152
Add/(Deduct):
Real Estate Depreciation(1)	73,079	69,533
Gains on Sale of Real Estate, Net of Tax	—	—
Data Center Lease-Based Intangible Assets Amortization(2)	12,609	10,838
FFO (Nareit)	116,140	125,523
Add/(Deduct):
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	602	(1,130)
Other Expense (Income), Net(3)	15,210	20,151
Real Estate Financing Lease Depreciation	3,504	3,446
Significant Acquisition Costs	2,746	19,008
Tax Impact of Reconciling Items and Discrete Tax Items(4)	(709)	(15,379)
Loss (Income) from Discontinued Operations, Net of Tax(5)	24	462
FFO (Normalized)	$137,517	$152,081
_______________________________________________________________________________

(1)
Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.

(2)
Includes amortization expense for data center in-place lease intangible assets and data center tenant relationship intangible assets as discussed in Note 2.b. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

(3)
Includes foreign currency transaction losses, net of $17.7 million and $21.8 million in the three months ended March 31, 2019 and 2018, respectively. See Note 2.j. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(0.6) million and $(13.4) million for the three months ended March 31, 2019 and 2018, respectively.

(5)	Net of a de minimis tax benefit for the three months ended March 31, 2019 and 2018.

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
Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting policies have occurred since December 31, 2018, other than the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02"), as described in Note 2.d. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Accounting Pronouncements
See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of three months ended March 31, 2019 to three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2019	2018
Revenues	$1,053,863	$1,042,458	$11,405	1.1%
Operating Expenses	895,188	877,899	17,289	2.0%
Operating Income	158,675	164,559	(5,884)	(3.6)%
Other Expenses, Net	128,199	118,945	9,254	7.8%
Income from Continuing Operations	30,476	45,614	(15,138)	(33.2)%
(Loss) Income from Discontinued Operations, Net of Tax	(24)	(462)	438	(94.8)%
Net Income	30,452	45,152	(14,700)	(32.6)%
Net Income (Loss) Attributable to Noncontrolling Interests	891	468	423	90.4%
Net Income Attributable to Iron Mountain Incorporated	$29,561	$44,684	$(15,123)	(33.8)%
Adjusted EBITDA(1)	$324,506	$343,015	$(18,509)	(5.4)%
Adjusted EBITDA Margin(1)	30.8%	32.9%
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

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$662,974	$651,149	$11,825	1.8%	5.1%	2.0%
Service	390,889	391,309	(420)	(0.1)%	3.5%	1.8%
Total Revenues	$1,053,863	$1,042,458	$11,405	1.1%	4.5%	1.9%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three months ended March 31, 2019, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures and consolidated organic storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 3.1% to the reported storage rental revenue growth rates for the three months ended March 31, 2019 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Organic storage rental revenue growth of 2.0% in the three months ended March 31, 2019 compared to the prior year period was driven by organic storage rental revenue growth of 1.4% in our North American Records and Information Management Business segment due to revenue management partially offset by volume decreases, as well as organic storage rental revenue growth of 3.3% and 4.6% in our Western European Business and Other International Business segments, respectively, primarily a result of volume increases and, to a lesser extent, revenue management. Organic storage rental revenue growth in our North American Data Management Business segment was negative 2.9% for the three months ended March 31, 2019 compared to the prior year period primarily due to lower storage volume, partially offset by the impact of revenue management. Excluding the impact of acquisitions/divestitures, global records management net volumes as of March 31, 2019 increased by 0.3% over the ending volume as of March 31, 2018. Including the impact of acquisitions/divestitures, global records management net volumes as of March 31, 2019 increased by 1.5% over the ending volume at March 31, 2018, supported by net volume increases of 2.2% and 7.3% in our Western European Business and Other International Business segments, respectively, partially offset by a net volume decrease of 1.2% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the three months ended March 31, 2019 by 3.3%, compared to the prior year period.

Service Revenues

In the three months ended March 31, 2019, the decrease in reported consolidated service revenues was driven by unfavorable fluctuations in foreign currency exchange rates, offset by organic service revenue growth and the favorable impact of acquisitions/divestitures. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate for the three months ended March 31, 2019 by 3.6%, compared to the prior year period. Organic service revenue growth of 1.8% for the three months ended March 31, 2019, compared to the prior year period was driven by organic service revenue growth of 2.3% in our North American Records and Information Management Business segment reflecting increased secured shredding revenues, primarily due to higher recycled paper prices, and project activity, partially offset by lower destructions, as well as organic service revenue growth of 3.0% in our Western European Business segment, primarily due to higher destruction activity, partially offset by continued declines in organic service revenue activity levels in our North American Data Management Business segment of negative 3.2%, as the storage business in this segment becomes more archival in nature and tape volumes decline. The net impact of acquisitions/divestitures contributed 1.7% to the reported service revenue growth rates for the three months ended March 31, 2019, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $11.4 million, or 1.1%, to $1,053.9 million for the three months ended March 31, 2019 from $1,042.5 million for the three months ended March 31, 2018. The net impact of acquisitions/divestitures contributed 2.6% to the reported consolidated revenue growth rate for the three months ended March 31, 2019 compared to the prior year period. Consolidated organic revenue growth was 1.9% in the three months ended March 31, 2019 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the three months ended March 31, 2019 by 3.4%, compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2017			2018				2019
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	4.8%	3.5%	4.2%	3.7%	1.9%	2.3%	1.9%	2.0%
Service Revenue	(1.1)%	(0.2)%	(0.1)%	1.4%	7.6%	7.1%	6.1%	1.8%
Total Revenues	2.5%	2.0%	2.5%	2.8%	4.1%	4.1%	3.5%	1.9%

We expect our consolidated organic storage rental revenue growth rate for 2019 to be approximately 1.75% to 2.5% and our consolidated organic total revenue growth rate to be approximately 2.0% to 2.5%. During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 4.8%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth benefited by approximately 0.8% and 0.5%, respectively, in the second quarter of 2017, from a $4.2 million customer termination fee in our Global Data Center Business segment. Conversely, consolidated organic storage rental revenue growth and consolidated total organic revenue growth for the second quarter of 2018 were negatively impacted by the 0.8% and 0.5%, respectively, related to this termination fee. Our organic storage rental revenue growth rates have declined over the past two fiscal years, as organic storage rental revenue growth for full year 2017 and 2018 was 3.9% and 2.4%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and in the three months ended March 31, 2019, we experienced modest volume declines in our North American Records and Information Management Business and North American Data Management Business segments, with organic storage rental revenue growth coming primarily from revenue management in these segments and volume growth in our Western European Business and Other International Business segments. Within these business segments, we expect these trends to continue into the next few years.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature and tape volumes decline. The recent increases in organic service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8% for the first quarter of 2019 reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. We expect these trends to continue throughout 2019.

OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
Labor	$205,291	$208,907	$(3,616)	(1.7)%	2.5%	19.5%	20.0%	(0.5)%
Facilities	174,719	162,112	12,607	7.8%	11.6%	16.6%	15.6%	1.0%
Transportation	41,040	38,273	2,767	7.2%	11.3%	3.9%	3.7%	0.2%
Product Cost of Sales and Other	39,596	39,133	463	1.2%	5.9%	3.8%	3.8%	—%
Significant Acquisition Costs	898	296	602	203.4%	279.7%	0.1%	—%	0.1%
Total Cost of Sales	$461,544	$448,721	$12,823	2.9%	7.0%	43.8%	43.0%	0.8%

Labor
Labor expenses decreased to 19.5% of consolidated revenues in the three months ended March 31, 2019 compared to 20.0% in the three months ended March 31, 2018. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by basis point improvements across our North American Records and Information Management Business, Western European Business and Other International Business segments, partially attributable to ongoing cost management initiatives. On a constant dollar basis, labor expenses for the three months ended March 31, 2019 increased by $5.0 million, or 2.5%, compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment and our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as increased labor costs related to shredding operations within our North American Records and Information Management Business segment.
Facilities
Facilities expenses increased to 16.6% of consolidated revenues in the three months ended March 31, 2019 compared to 15.6% in the three months ended March 31, 2018. The 100 basis point increase in facilities expenses as a percentage of consolidated revenues was driven primarily by acquisitions in our Global Data Center Business segment and our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as higher facilities costs in our Western European Business segment. On a constant dollar basis, facilities expenses for the three months ended March 31, 2019 increased by $18.5 million, or 11.6%, compared to the prior year period, primarily driven by acquisitions mentioned above and higher facilities costs in our Western European Business segment.
Transportation
Transportation expenses increased to 3.9% of consolidated revenues in the three months ended March 31, 2019 compared to 3.7% in the three months ended March 31, 2018. The increase in transportation expenses as a percentage of consolidated revenues was primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, transportation expenses for the three months ended March 31, 2019 increased by $4.2 million, or 11.3%, compared to the prior year period, primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as higher transportation cost for shredding operations within our North American Records and Information Management Business segment.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, were 3.8% of consolidated revenues for the three months ended March 31, 2019 compared to 3.8% in the three months ended March 31, 2018. On a constant dollar basis, product cost of sales and other increased by $2.2 million, or 5.9%, compared to the prior year period, primarily driven by special project costs in our North American Records and Information Management Business segment.

Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $0.9 million and $0.3 million in the three months March 31, 2019 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
General and Administrative	$151,332	$136,293	$15,039	11.0%	14.6%	14.4%	13.1%	1.3%
Sales, Marketing & Account Management	66,170	68,873	(2,703)	(3.9)%	(1.4)%	6.3%	6.6%	(0.3)%
Information Technology	46,171	39,504	6,667	16.9%	19.1%	4.4%	3.8%	0.6%
Bad Debt Expense	5,038	6,348	(1,310)	(20.6)%	(18.6)%	0.5%	0.6%	(0.1)%
Significant Acquisition Costs	1,848	18,712	(16,864)	(90.1)%	(90.0)%	0.2%	1.8%	(1.6)%
Total Selling, General and Administrative Expenses	$270,559	$269,730	$829	0.3%	3.0%	25.7%	25.9%	(0.2)%
General and Administrative
General and administrative expenses increased to 14.4% of consolidated revenues in the three months ended March 31, 2019 compared to 13.1% in the three months ended March 31, 2018. The increase in general and administrative expenses as a percentage of consolidated revenues was driven mainly by higher compensation and professional fees within the Corporate and Other Business segment, primarily associated with our new global operations support team that is tasked with driving operational improvements, and acquisitions in the Global Data Center Business segment. On a constant dollar basis, general and administrative expenses for the three months ended March 31, 2019 increased by $19.2 million, or 14.6%, compared to the prior year period, primarily driven by increases in compensation and professional fees related to our global operations support team.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.3% of consolidated revenues in the three months ended March 31, 2019 compared to 6.6% in the three months ended March 31, 2018. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to lower commissions and marketing expenses. On a constant dollar basis, sales, marketing and account management expenses for the three months ended March 31, 2019 decreased by $0.9 million, or 1.4%, compared to the prior year period, primarily driven by lower marketing expense.
Information Technology
Information technology expenses increased to 4.4% of consolidated revenues in the three months ended March 31, 2019 compared to 3.8% in the three months ended March 31, 2018. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees and compensation, primarily related to information security costs and investments in innovation and product development. On a constant dollar basis, information technology expenses for the three months ended March 31, 2019 increased by $7.4 million, or 19.1%, compared to the prior year period, primarily driven by an increase in professional fees and compensation, primarily related to information security costs and investments in innovation and product development.

Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the three months ended March 31, 2019 decreased by $1.2 million on a constant dollar basis compared to the prior year period, primarily driven by lower bad debt expense associated with our Western European and Other International Business segments.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $1.8 million and $18.7 million in the three months ended March 31, 2019 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
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
Depreciation expense increased $1.2 million, or 1.0%, on a reported dollar basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $0.7 million, or 1.5%, on a reported dollar basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $4.8 million, or 4.9%, to $102.4 million in the three months ended March 31, 2019 from $97.6 million in the three months ended March 31, 2018. This increase was a result of higher average debt outstanding and higher weighted average interest rate during the three months ended March 31, 2019. Our weighted average interest rate was 4.9% and 4.8% at March 31, 2019 and 2018, respectively. See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,		Dollar Change
	2019	2018
Foreign currency transaction losses (gains), net	$17,697	$21,785	$(4,088)
Other, net	(2,487)	(1,634)	(853)
	$15,210	$20,151	$(4,941)
Foreign Currency Transaction Losses (Gains)
We recorded net foreign currency transaction losses of $17.7 million in the three months ended March 31, 2019, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the British pound sterling and Euro against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.
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
Other, net
Other, net for the three months ended March 31, 2019 is primarily associated with the gain on sale resulting from the Consumer Storage Transaction (as defined and discussed more fully in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) of approximately $4.2 million. Other, net for the three months ended March 31, 2019 also includes the change in estimated fair value of the noncontrolling interests associated with our business in India, which are accounted for as mandatorily redeemable noncontrolling interests.
Provision for Income Taxes
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our estimate of the effective tax rate for the years ending December 31, 2019 and 2018 reflect the impact of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”). See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the impact the Tax Reform Legislation had on us. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our domestic taxable REIT subsidiaries, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

Our effective tax rates for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019(1)	2	2018(2)
Effective Tax Rate	25.7%		2.5
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

(2)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2018 were the benefit derived from the dividends paid deduction, a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2019	2018
Income from Continuing Operations	$30,476	$45,614	$(15,138)	(33.2)%
Income from Continuing Operations as a percentage of Consolidated Revenue	2.9%	4.4%
Adjusted EBITDA	$324,506	$343,015	$(18,509)	(5.4)%
Adjusted EBITDA Margin	30.8%	32.9%

Consolidated Adjusted EBITDA for the three months ended March 31, 2019 decreased by $18.5 million, or approximately 5.4%, and consolidated Adjusted EBITDA Margin decreased by 210 basis points compared to the same prior year period, primarily as a result of increased labor costs in our secure shredding business, higher technology costs associated with information security investments and higher overhead expenses associated with the growth of our data center business.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.5 million for the three months ended March 31, 2018, primarily related to the costs associated with the Recall Divestments (as discussed in Note 13 to Notes to Consolidated Financial Statements in our Annual Report).
NONCONTROLLING INTERESTS
For the three months ended March 31, 2019 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $0.5 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$306,986	$304,819	$2,167	0.7%	1.2%	1.4%
Service	220,394	222,024	(1,630)	(0.7)%	(0.2)%	2.3%
Segment Revenue	$527,380	$526,843	$537	0.1%	0.6%	1.8%
Segment Adjusted EBITDA(1)	$223,683	$225,738	$(2,055)
Segment Adjusted EBITDA Margin(2)	42.4%	42.8%
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

For the three months ended March 31, 2019, reported revenue in our North American Records and Information Management Business segment increased 0.1%, compared to the three months ended March 31, 2018, due to organic revenue growth, offset by the unfavorable net impact of acquisitions/dispositions (due to the IMFS Divestment) and foreign currency exchange rates. Organic revenue growth of 1.8% was primarily the result of organic storage rental revenue growth of 1.4% driven by revenue management, partially offset by volume decreases. In addition, organic service revenue growth of 2.3% was driven by growth in secure shredding revenue, in part due to higher recycled paper prices, and increased project activity, partially offset by lower destruction activity compared to the first quarter of 2018. Adjusted EBITDA margin decreased 40 basis points during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by higher labor and transportation costs in our secure shredding business.

North American Data Management Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$66,572	$69,246	$(2,674)	(3.9)%	(3.5)%	(2.9)%
Service	30,175	30,718	(543)	(1.8)%	(1.4)%	(3.2)%
Segment Revenue	$96,747	$99,964	$(3,217)	(3.2)%	(2.9)%	(3.0)%
Segment Adjusted EBITDA(1)	$50,552	$53,852	$(3,300)
Segment Adjusted EBITDA Margin(2)	52.3%	53.9%
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

For the three months ended March 31, 2019, reported revenue in our North American Data Management Business segment decreased 3.2%, compared to the three months ended March 31, 2018, primarily due to negative organic revenue growth. The negative organic revenue growth of 3.0% was primarily attributable to a decline in organic service revenue growth of 3.2% due to continued declines in service revenue activity levels as the business becomes more archival in nature and tape volumes decline, as well as a decline in organic storage rental revenue of 2.9%, primarily attributable to volume decreases, partially offset by the impact of revenue management. Adjusted EBITDA margin decreased 160 basis points during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily associated with investments in new products and services, as well as lower revenue not being offset by lower fixed costs.

Western European Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$80,695	$83,952	$(3,257)	(3.9)%	3.3%	3.3%
Service	48,058	50,123	(2,065)	(4.1)%	3.0%	3.0%
Segment Revenue	$128,753	$134,075	$(5,322)	(4.0)%	3.2%	3.2%
Segment Adjusted EBITDA(1)	$39,209	$43,966	$(4,757)
Segment Adjusted EBITDA Margin(2)	30.5%	32.8%
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

For the three months ended March 31, 2019, reported revenue in our Western European Business segment decreased 4.0%, compared to the three months ended March 31, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth. Organic revenue growth was 3.2%, primarily attributable to organic storage rental revenue growth of 3.3%, primarily associated with volume increases and, to a lesser extent, revenue management, as well as organic service revenue growth of 3.0%, reflecting higher destruction activity. For the three months ended March 31, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 7.2% compared to the prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin decreased 230 basis points during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by higher facilities costs and professional fees, partially offset by lower bad debt expense and labor costs growing at a lower rate than revenue.

Other International Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$129,473	$131,747	$(2,274)	(1.7)%	8.6%	4.6%
Service	71,483	79,020	(7,537)	(9.5)%	1.3%	(0.6)%
Segment Revenue	$200,956	$210,767	$(9,811)	(4.7)%	5.9%	2.7%
Segment Adjusted EBITDA(1)	$58,124	$60,747	$(2,623)
Segment Adjusted EBITDA Margin(2)	28.9%	28.8%
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

In the three months ended March 31, 2019, reported revenue in our Other International Business segment decreased 4.7%, compared to the three months ended March 31, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth and the favorable impact of acquisitions/divestitures. Organic revenue growth was 2.7%, supported by 4.6% organic storage rental revenue growth, primarily due to volume increases and, to a lesser extent, revenue management, and negative 0.6% organic service revenue growth, primarily due to a decrease in project activity. The net impact of acquisitions/divestitures contributed 3.2% to reported revenue growth for the three months ended March 31, 2019, compared to the prior year period. For the three months ended March 31, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Other International Business segment by 10.6% compared to the prior year period primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 10 basis points for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to compensation growing at a lower rate than revenue and a decrease in transportation costs.

Global Data Center Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$59,718	$45,495	$14,223	31.3%	31.4%	2.6%
Service	1,818	1,108	710	64.1%	64.2%	34.2%
Segment Revenue	$61,536	$46,603	$14,933	32.0%	32.2%	3.3%
Segment Adjusted EBITDA(1)	$26,011	$20,790	$5,221
Segment Adjusted EBITDA Margin(2)	42.3%	44.6%
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

For the three months ended March 31, 2019, reported revenue in our Global Data Center Business segment increased 32.0% compared to the three months ended March 31, 2018, primarily due to the impact of acquisitions (see Note 6 of Notes to Consolidated Financial Statements included in our Annual Report for additional acquisition details). The impact of acquisitions contributed 28.9% to the reported revenue growth rate in our Global Data Center Business segment for the three months ended March 31, 2019 compared to the prior year period. Adjusted EBITDA increased $5.2 million for the three months ended March 31, 2019 compared to the prior year period, primarily due to the impact of acquisitions. Adjusted EBITDA margin decreased 230 basis points during the three months ended March 31, 2019 compared to the prior year period primarily due to lower gross margin associated with recent acquisitions and increased overhead to support the growth of this business.

Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$19,530	$15,890	$3,640	22.9%	24.3%	7.0%
Service	18,961	8,316	10,645	128.0%	139.3%	16.2%
Segment Revenue	$38,491	$24,206	$14,285	59.0%	62.8%	10.1%
Segment Adjusted EBITDA(1)	$(73,073)	$(62,078)	$(10,995)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.9)%	(6.0)%
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

During the three months ended March 31, 2019, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues decreased 90 basis points compared to the three months ended March 31, 2018. Adjusted EBITDA in the Corporate and Other Business segment decreased $11.0 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by higher compensation and professional fees associated with investments in our global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2019	2018
Cash flows from operating activities - continuing operations	$117,067	$91,568
Cash flows from investing activities - continuing operations	(311,217)	(1,562,012)
Cash flows from financing activities - continuing operations	187,736	985,252
Cash and cash equivalents at the end of period	161,475	442,491
Cash Flows from Operating Activities
For the three months ended March 31, 2019, net cash flows provided by operating activities increased by $25.5 million compared to the prior year period, primarily due to a decrease in cash used in working capital of $45.3 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses, offset by a decrease in net income (including non-cash charges and realized foreign exchange losses) of $19.8 million.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2019 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $39.4 million, primarily funded by borrowings under our revolving credit facility (the "Revolving Credit Facility").

•
We paid cash for capital expenditures of $184.8 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, and incurred both (i) customer inducements (which consist primarily of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) and third-party commissions during the three months ended March 31, 2019 of $23.9 million, $2.8 million and $41.2 million, respectively.

•	We paid $19.2 million as part of our investment in Makespace (as discussed in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
Cash Flows from Financing Activities
Our significant financing activities during the three months ended March 31, 2019 included:

•	Net proceeds of $372.2 million primarily associated with the borrowings and repayments on our Revolving Credit Facility.

•	Payment of dividends in the amount of $178.0 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the three months ended March 31, 2019 and 2018, organized by the type of the spending as described in our Annual Report:

	Three Months Ended March 31,

Nature of Capital Spend (in thousands)	2019	2018
Growth Investment Capital Expenditures:
Real Estate(1)	$14,836	$21,207
Non-Real Estate(2)	8,825	8,309
Data Center(3)	131,078	14,770
Innovation(1)	4,781	2,193
Total Growth Investment Capital Expenditures	159,520	46,479
Recurring Capital Expenditures:
Real Estate(2)	10,699	8,999
Non-Real Estate(2)	4,496	5,961
Data Center(3)	662	426
Total Recurring Capital Expenditures	15,857	15,386
Total Capital Spend (on accrual basis)	175,377	61,865
Net increase (decrease) in prepaid capital expenditures	1,069	(598)
Net decrease (increase) in accrued capital expenditures	8,319	34,338
Total Capital Spend (on cash basis)	$184,765	$95,605
_______________________________________________________________________________
For the year ending December 31, 2019, excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integrations of Recall and IODC, we expect the following:

(1)	Growth investment capital expenditures on real estate growth and innovation to be approximately $175.0 million;

(2)	Recurring capital expenditures on real estate and non-real estate, as well as non-real estate growth investment capital expenditures, to be approximately $145.0 million to $155.0 million; and

(3)	Capital expenditures on our data center business to be approximately $250.0 million.
Dividends
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared during the first three months of 2019 and fiscal year 2018.

Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment as of March 31, 2019 is related to cash and cash equivalents. See Note 2.h. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our time deposits.
Long-term debt as of March 31, 2019 is as follows (in thousands):

	March 31, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$1,139,566	$(13,332)	$1,126,234
Term Loan A	237,500	—	237,500
Term Loan B	691,476	(8,430)	683,046
Australian Dollar Term Loan	234,000	(2,893)	231,107
UK Bilateral Revolving Credit Facility	182,450	(2,255)	180,195
4 3/8% Senior Notes due 2021	500,000	(3,725)	496,275
6% Senior Notes due 2023	600,000	(4,851)	595,149
5 3/8% CAD Senior Notes due 2023	187,262	(2,424)	184,838
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(7,439)	992,561
3% Euro Senior Notes due 2025	336,557	(3,941)	332,616
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	521,286	(6,480)	514,806
5 3/8% Senior Notes due 2026	250,000	(3,078)	246,922
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(12,086)	987,914
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(10,628)	814,372
Real Estate Mortgages, Financing Lease Liabilities and Other	566,677	(431)	566,246
Accounts Receivable Securitization Program	252,373	(184)	252,189
Mortgage Securitization Program	50,000	(1,091)	48,909
Total Long-term Debt	8,574,147	(83,268)	8,490,879
Less Current Portion	(125,142)	—	(125,142)
Long-term Debt, Net of Current Portion	$8,449,005	$(83,268)	$8,365,737

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.8	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes, the GBP Notes and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

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

At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At the Market (ATM) Equity Program during the three months ended March 31, 2019. During the three months ended March 31, 2018 under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of March 31, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
Acquisitions
See Note 3 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2019 acquisitions.

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

The following table presents the cumulative amount of operating and capital expenditures incurred during the three months ended March 31, 2019 and 2018, as well as the cumulative amount incurred through March 31, 2019, associated with the Recall Transaction and the IODC Transaction (in thousands):

	Cumulative Total Through March 31, 2019	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Significant Acquisition Costs	$317,270	$2,746	$19,008
Recall Capital Expenditures	74,730	1,193	1,884
Total	$392,000	$3,939	$20,892

Contractual Obligations
We expect to meet our cash flow requirements for the next twelve months by utilizing cash on hand, cash generated from operations, borrowings under the Credit Agreement and other financings (including the issuance of equity under the At The Market (ATM) Equity Program). We expect to meet our long-term cash flow requirements using the same resources described above. We are currently operating above our long-term targeted leverage ratio and expect to reduce our leverage ratio over time through business growth and effective capital allocation strategies.
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
Sale of Facilities
In April 2019, we completed the sale of two owned facilities in the United Kingdom for total proceeds of approximately $43.0 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

During the quarter ended March 31, 2019, we adopted ASU 2016-02 effective January 1, 2019. In connection with the adoption of ASU 2016-02, we implemented a new lease accounting system and also redesigned certain processes and controls pertaining to our lease portfolio. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended March 31, 2019, nor did we repurchase any shares of our common stock during the three months ended March 31, 2019.
Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
10.1	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (Filed herewith.)
10.2	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (Filed herewith.)
10.3	Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: April 25, 2019