Form 10-Q
period 2019-06-30
IRON MOUNTAIN INC
filed 2019-08-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	IRM	NYSE
As of July 26, 2019, the registrant had 287,106,811 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$161,996	$165,485
Accounts receivable (less allowances of $41,305 and $43,584 as of June 30, 2019 and December 31, 2018, respectively)	852,330	846,889
Prepaid expenses and other	200,777	195,740
Total Current Assets	1,215,103	1,208,114
Property, Plant and Equipment:
Property, plant and equipment	7,840,423	7,600,949
Less—Accumulated depreciation	(3,281,864)	(3,111,392)
Property, Plant and Equipment, Net	4,558,559	4,489,557
Other Assets, Net:
Goodwill	4,473,424	4,441,030
Customer relationships, customer inducements and data center lease-based intangibles	1,467,025	1,506,522
Operating lease right-of-use assets (see Note 2.d.)	1,793,807	—
Other	213,064	211,995
Total Other Assets, Net	7,947,320	6,159,547
Total Assets	$13,720,982	$11,857,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$123,527	$126,406
Accounts payable	303,988	318,765
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities, see Note 2.d.)	920,493	780,781
Deferred revenue	268,779	264,823
Total Current Liabilities	1,616,787	1,490,775
Long-term Debt, net of current portion	8,390,183	8,016,417
Long-term Operating Lease Liabilities, net of current portion (see Note 2.d.)	1,655,477	—
Other Long-term Liabilities	131,909	111,331
Deferred Rent (see Note 2.d.)	—	121,864
Deferred Income Taxes	194,532	183,836
Commitments and Contingencies (see Note 7)
Redeemable Noncontrolling Interests	73,113	70,532
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 287,061,769 and 286,321,009 shares as of June 30, 2019 and December 31, 2018, respectively)	2,870	2,863
Additional paid-in capital	4,281,584	4,263,348
(Distributions in excess of earnings) Earnings in excess of distributions	(2,364,812)	(2,139,493)
Accumulated other comprehensive items, net	(261,821)	(265,664)
Total Iron Mountain Incorporated Stockholders' Equity	1,657,821	1,861,054
Noncontrolling Interests	1,160	1,409
Total Equity	1,658,981	1,862,463
Total Liabilities and Equity	$13,720,982	$11,857,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues:
Storage rental	$669,288	$655,439
Service	397,619	405,384
Total Revenues	1,066,907	1,060,823
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	465,102	451,464
Selling, general and administrative	252,764	252,225
Depreciation and amortization	164,331	156,220
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Notes 2.j. and 2.m.)	(8,405)	(546)
Total Operating Expenses	873,792	859,363
Operating Income (Loss)	193,115	201,460
Interest Expense, Net (includes Interest Income of $1,461 and $2,280 for the three months ended June 30, 2019 and 2018, respectively)	105,314	102,196
Other (Income) Expense, Net	(15,192)	(19,056)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	102,993	118,320
Provision (Benefit) for Income Taxes	10,646	26,057
Income (Loss) from Continuing Operations	92,347	92,263
Income (Loss) from Discontinued Operations, Net of Tax	128	(360)
Net Income (Loss)	92,475	91,903
Less: Net Income (Loss) Attributable to Noncontrolling Interests	34	142
Net Income (Loss) Attributable to Iron Mountain Incorporated	$92,441	$91,761
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.32	$0.32
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.32	$0.32
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.32	$0.32
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.32	$0.32
Weighted Average Common Shares Outstanding—Basic	286,925	285,984
Weighted Average Common Shares Outstanding—Diluted	287,481	286,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Revenues:
Storage rental	$1,332,262	$1,306,588
Service	788,508	796,693
Total Revenues	2,120,770	2,103,281
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	926,646	900,185
Selling, general and administrative	523,323	529,395
Depreciation and amortization	326,814	316,798
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Notes 2.j. and 2.m.)	(7,803)	(1,676)
Total Operating Expenses	1,768,980	1,744,702
Operating Income (Loss)	351,790	358,579
Interest Expense, Net (includes Interest Income of $3,246 and $3,666 for the six months ended June 30, 2019 and 2018, respectively)	207,750	199,898
Other Expense (Income), Net	18	1,095
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	144,022	157,586
Provision (Benefit) for Income Taxes	21,199	25,934
Income (Loss) from Continuing Operations	122,823	131,652
Income (Loss) from Discontinued Operations, Net of Tax	104	(822)
Net Income (Loss)	122,927	130,830
Less: Net Income (Loss) Attributable to Noncontrolling Interests	925	610
Net Income (Loss) Attributable to Iron Mountain Incorporated	$122,002	$130,220
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.43	$0.46
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.43	$0.46
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.42	$0.46
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.42	$0.45
Weighted Average Common Shares Outstanding—Basic	286,727	285,622
Weighted Average Common Shares Outstanding—Diluted	287,487	286,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net Income (Loss)	$92,475	$91,903
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(5,791)	(139,172)
Change in Fair Value of Interest Rate Swap Agreements	(4,931)	2,388
Total Other Comprehensive (Loss) Income	(10,722)	(136,784)
Comprehensive Income (Loss)	81,753	(44,881)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	173	(3,274)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$81,580	$(41,607)

	Six Months Ended June 30,
	2019	2018
Net Income (Loss)	$122,927	$130,830
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	12,400	(107,521)
Change in Fair Value of Interest Rate Swap Agreements	(7,605)	2,203
Total Other Comprehensive Income (Loss)	4,795	(105,318)
Comprehensive Income (Loss)	127,722	25,512
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,877	(1,247)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$125,845	$26,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended June 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, March 31, 2019	$1,737,608	286,829,854	$2,868	$4,264,978	$(2,280,611)	$(250,960)	$1,333	$73,102
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	16,774	231,915	2	16,772	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(166)	—	—	(166)	—	—	—	166
Parent cash dividends declared (see Note 8)	(176,642)	—	—	—	(176,642)	—	—	—
Foreign currency translation adjustment	(5,930)	—	—	—	—	(5,930)	—	139
Change in fair value of interest rate swap agreements	(4,931)	—	—	—	—	(4,931)	—	—
Net income (loss)	92,268	—	—	—	92,441	—	(173)	207
Noncontrolling interests dividends	—	—	—	—	—	—	—	(501)
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113

Six Month Period Ended June 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of ASU 2016-02 (see Note 2.d.)	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	19,697	740,760	7	19,690	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	1,454
Parent cash dividends declared (see Note 8)	(353,102)	—	—	—	(353,102)	—	—	—
Foreign currency translation adjustment	11,448	—	—	—	—	11,448	—	952
Change in fair value of interest rate swap agreements	(7,605)	—	—	—	—	(7,605)	—	—
Net income (loss)	121,753	—	—	—	122,002	—	(249)	1,174
Noncontrolling interests dividends	—	—	—	—	—	—	—	(999)
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended June 30, 2018
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, March 31, 2018	$2,241,342	285,923,405	$2,859	$4,250,757	$(1,939,720)	$(74,082)	$1,528	$92,877
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(772)	—	—	—	(772)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	12,373	175,822	2	12,371	—	—	—	—
Change in value of redeemable noncontrolling interests	(6,234)	—	—	(6,234)	—	—	—	6,234
Parent cash dividends declared (see Note 8)	(169,207)	—	—	—	(169,207)	—	—	—
Foreign currency translation adjustment	(135,758)	—	—	—	—	(135,756)	(2)	(3,414)
Change in fair value of interest rate swap agreements	2,388	—	—	—	—	2,388	—	—
Net income (loss)	91,742	—	—	—	91,761	—	(19)	161
Noncontrolling interests dividends	—	—	—	—	—	—	—	(518)
Balance, June 30, 2018	$2,035,874	286,099,227	$2,861	$4,256,894	$(2,017,938)	$(207,450)	$1,507	$95,340

Six Month Period Ended June 30, 2018
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,285,134	283,110,183	$2,831	$4,164,562	$(1,779,674)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	13,805	540,558	6	13,799	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 12 to Notes to Consolidated Financial Statements included in our Annual Report)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 8)	8,716	273,486	2	8,714	—	—	—
Change in value of redeemable noncontrolling interests	(6,351)	—	—	(6,351)	—	—	—	6,351
Parent cash dividends declared (see Note 8)	(338,251)	—	—	—	(338,251)	—	—	—
Foreign currency translation adjustment	(105,512)	—	—	—	—	(105,664)	152	(2,009)
Change in fair value of interest rate swap agreements	2,203	—	—	—	—	2,203	—	—
Net income (loss)	130,171	—	—	—	130,220	—	(49)	659
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,079)
Balance, June 30, 2018	$2,035,874	286,099,227	$2,861	$4,256,894	$(2,017,938)	$(207,450)	$1,507	$95,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$122,927	$130,830
Loss (income) from discontinued operations	(104)	822
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	228,333	224,933
Amortization (includes amortization of deferred financing costs and discounts of $8,208 and $7,580 for the six months ended June 30, 2019 and 2018, respectively)	106,689	99,445
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	7,178	7,925
Stock-based compensation expense	21,020	16,073
Provision (benefit) for deferred income taxes	2,753	(741)
(Gain) loss on disposal/write-down of property, plant and equipment, net (see Note 2.j.)	(7,803)	(1,676)
Foreign currency transactions and other, net	(7,505)	497
(Increase) decrease in assets	(53,038)	(54,729)
Increase (decrease) in liabilities	9,281	(29,573)
Cash Flows from Operating Activities - Continuing Operations	429,731	393,806
Cash Flows from Operating Activities - Discontinued Operations	—	(477)
Cash Flows from Operating Activities	429,731	393,329
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	(367,131)	(217,601)
Cash paid for acquisitions, net of cash acquired	(44,651)	(1,666,869)
Acquisition of customer relationships	(33,375)	(23,383)
Customer inducements	(5,841)	(4,041)
Contract fulfillment costs and third-party commissions	(51,346)	(9,809)
Investments in joint ventures (see Note 9)	(19,222)	—
Proceeds from sales of property and equipment and other, net	46,832	207
Cash Flows from Investing Activities - Continuing Operations	(474,734)	(1,921,496)
Cash Flows from Investing Activities - Discontinued Operations	5,061	—
Cash Flows from Investing Activities	(469,673)	(1,921,496)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(2,602,922)	(7,876,796)
Proceeds from revolving credit facility, term loan facilities and other debt	2,998,107	8,944,416
Debt repayment and equity distribution to noncontrolling interests	(999)	(1,079)
Parent cash dividends	(353,357)	(337,052)
Net proceeds associated with the Over-Allotment Option	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net (payments) proceeds associated with employee stock-based awards	(1,727)	(2,259)
Payment of debt financing and stock issuance costs	—	(13,385)
Cash Flows from Financing Activities - Continuing Operations	39,102	798,753
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	39,102	798,753
Effect of Exchange Rates on Cash and Cash Equivalents	(2,649)	(8,093)
(Decrease) Increase in Cash and Cash Equivalents	(3,489)	(737,507)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	165,485	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$161,996	$188,192

Supplemental Information:
Cash Paid for Interest	$201,602	$185,804
Cash Paid for Income Taxes, Net	$38,302	$33,858
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.d.)	$13,662	$34,260
Accrued Capital Expenditures	$66,154	$49,320
Accrued Purchase Price and Other Holdbacks	$2,394	$26,089
Dividends Payable	$181,731	$173,301

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
At June 30, 2019 and December 31, 2018, we had approximately $9,059 and $15,141, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Since December 31, 2018, there have been no changes to our accounting polices related to the accounting for goodwill. As of June 30, 2019 and December 31, 2018, no factors were identified that would alter our October 1, 2018 goodwill impairment analysis.
Our reporting units as of December 31, 2018 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. On March 19, 2019, we divested the business included in our former Consumer Storage reporting unit, which had no goodwill associated with it at December 31, 2018 or at the date of the divestment. See Note 9 for additional information.
The goodwill associated with acquisitions completed during the first six months of 2019 (which are described in Note 3) has been incorporated into our reporting units as they existed as of December 31, 2018.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2019 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2018	$2,251,795	$493,491	$381,806	$818,223	$425,956	$69,759	$4,441,030
Deductible goodwill acquired during the year	5,501	—	—	2,758	—	—	8,259
Non-deductible goodwill acquired during the year	—	—	5,011	4,387	—	1,904	11,302
Fair value and other adjustments(1)	55	—	959	2,842	258	(422)	3,692
Currency effects	7,704	2,093	(2,851)	1,907	193	95	9,141
Goodwill balance, net accumulated amortization as of June 30, 2019	$2,265,055	$495,584	$384,925	$830,117	$426,407	$71,336	$4,473,424
Accumulated Goodwill Impairment Balance as of December 31, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of June 30, 2019	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $3,755 in net adjustments related to property, plant and equipment, customer relationships and data center lease-based intangible assets and deferred income taxes and other liabilities offset by $63 of cash received related to certain acquisitions completed in 2018.

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
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,766,769	$(511,672)	$1,255,097	$1,718,919	$(455,705)	$1,263,214
Customer inducements	52,542	(29,091)	23,451	56,478	(34,181)	22,297
Data center lease-based intangible assets(1)	266,263	(77,786)	188,477	271,818	(50,807)	221,011
Third-party commissions asset(2)	31,391	(1,874)	29,517	30,071	(1,089)	28,982
	$2,116,965	$(620,423)	$1,496,542	$2,077,286	$(541,782)	$1,535,504
Liabilities:
Data center below-market leases	$12,765	$(2,954)	$9,811	$12,318	$(1,642)	$10,676
_______________________________________________________________________________

(1)	Includes data center in-place lease intangible assets, data center tenant relationship intangible assets and data center above-market in-place lease intangible assets.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The third-party commissions asset is primarily comprised of additional payments associated with the execution of future customer contracts through the one-year anniversary of the acquisition of IODC, as described in Note 3.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018. The other finite-lived intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in Other, a component of other assets, net)	$19,960	$(16,482)	$3,478	$20,310	$(14,798)	$5,512

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of customer inducements and net revenue reduction associated with the amortization of data center above-market leases and data center below-market leases for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$28,283	$28,813	$56,164	$57,619
Data center in-place leases and tenant relationships	11,372	7,563	23,981	18,401
Third-party commissions asset and other finite-lived intangible assets	2,184	1,659	2,941	2,844
Revenue reduction associated with amortization of:
Customer inducements	$2,598	$2,968	$5,338	$5,553
Data center above-market leases and data center below-market leases	935	1,293	1,840	2,372

c.    Revenues

Since December 31, 2018, there have been no changes to our accounting policies related to the accounting for revenues as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.

The costs of the initial intake of customer records into physical storage ("Intake Costs") and capitalized commissions asset (collectively, "Contract Fulfillment Costs") as of June 30, 2019 and December 31, 2018 are as follows:

		June 30, 2019			December 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$34,915	$(19,398)	$15,517	$39,748	$(24,504)	$15,244
Capitalized commissions asset	Other (within Other Assets, Net)	48,564	(17,895)	30,669	58,424	(34,637)	23,787

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Intake Costs asset	$2,835	$2,891	$5,514	$5,621
Capitalized commissions asset	5,935	3,793	9,881	7,380

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Deferred revenue liabilities are reflected as follows in our Condensed Consolidated Balance Sheets:

Description	Location in Balance Sheet	June 30, 2019	December 31, 2018
Deferred revenue - Current	Deferred revenue	$268,779	$264,823
Deferred revenue - Long-term	Other Long-term Liabilities	25,436	26,401

Data Center Lessor Considerations

Our data center business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Prior to January 1, 2019, our data center revenue contracts were accounted for in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases ("ASC 840"). On January 1, 2019, we adopted ASU 2016-02, as described in more detail in Note 2.d. Beginning on January 1, 2019, our data center revenue contracts will be accounted for in accordance with ASU 2016-02. ASU 2016-02 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our data center business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASU 2016-02 if the lease component is the predominant component and is accounted for under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), if the nonlease components are the predominant components. We have elected to take this practical expedient. Storage rental revenue associated with our data center business was $60,582 and $120,300 for the three and six months ended June 30, 2019, respectively, which includes approximately $9,900 and $19,000 of revenue associated with power and connectivity for the three and six months ended June 30, 2019, respectively. The revenue related to the service component of our data center business remains unchanged from the adoption of ASU 2016-02 and is recognized in the period the related services are provided. Our accounting treatment for data center revenue was not significantly impacted by the adoption of ASU 2016-02.

The future minimum lease payments we expect to receive under non-cancellable data center operating leases, for which we are the lessor, excluding month to month leases, for the next five years are as follows:

Future minimum lease payments
2019 (excluding the six months ended June 30, 2019)	$103,016
2020	155,581
2021	111,945
2022	79,763
2023	61,684

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
We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. Therefore, we applied ASC 840 to all earlier comparative periods (prior to the adoption of ASU 2016-02), including disclosures, and recognized the effects of applying ASU 2016-02 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, the effective date of the standard. As such, the comparative Condensed Consolidated Balance Sheet as of December 31, 2018 has not been restated to reflect the adoption of ASU 2016-02. Accordingly, the majority of the amount presented as deferred rent liabilities on our Consolidated Balance Sheet as of December 31, 2018 is now included in the calculation of operating lease right-of-use assets and any remaining amounts are now classified within other liability line items on our Condensed Consolidated Balance Sheet as of June 30, 2019. The transition guidance associated with ASU 2016-02 also permitted certain practical expedients. We elected the "package of 3" practical expedients permitted under the transition guidance which, among other things, allowed us to carryforward our historical lease classifications. We also adopted an accounting policy which provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheets after the adoption of ASU 2016-02. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2019 and January 1, 2019 (date of adoption of ASU 2016-02) are as follows:

Description	Location in Balance Sheet	June 30, 2019	January 1, 2019 (Date of Adoption of ASU 2016-02)
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,793,807	$1,825,721
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, plant and equipment, net	344,320	361,078
Total		$2,138,127	$2,186,799

Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$212,968	$209,911
Financing lease liabilities	Current portion of long-term debt	50,116	50,437
Total current lease liabilities		263,084	260,348
Long-term
Operating lease liabilities	Long-term operating lease liabilities, net of current portion	1,655,477	1,685,771
Financing lease liabilities	Long-term Debt, net of current portion	331,233	350,263
Total long-term lease liabilities		1,986,710	2,036,034
Total		$2,249,794	$2,296,382
______________________________________________________________
(1) At June 30, 2019, these assets are comprised of approximately 98% real estate related assets (which include land, buildings and racking) and 2% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2) At June 30, 2019, these assets are comprised of approximately 62% real estate related assets and 38% non-real estate related assets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of the lease expense for the three and six months ended June 30, 2019 are as follows:

Description	Location in Statement of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	Cost of sales and Selling, general and administrative	$113,392	$222,571
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$14,942	$31,271
Interest expense for financing lease liabilities	Interest expense, net	4,925	11,067
Total financing lease cost		$19,867	$42,338
______________________________________________________________
(1) Of the $113,392 incurred for the three months ended June 30, 2019, $110,441 is included within Cost of sales and $2,951 is included within Selling, general and administrative expenses. Of the $222,571 incurred for the six months ended June 30, 2019, $216,335 is included within Cost of sales and $6,236 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $23,847 and $46,610 for the three and six months ended June 30, 2019, respectively.

We sublease certain real estate to third parties. We recognized sublease income of $1,671 and $3,554 for the three and six months ended June 30, 2019, respectively.
Weighted average remaining lease terms and discount rates as of June 30, 2019 are as follows:

Remaining Lease Term:
Operating leases	11.0 Years
Financing leases	11.0 Years
Discount Rate:
Operating leases	7.1%
Financing leases	5.6%

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The estimated minimum future lease payments as of June 30, 2019, are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)
2019 (excluding the six months ended June 30, 2019)	$171,378	$(3,494)	$40,635
2020	321,670	(5,728)	60,377
2021	295,696	(4,828)	54,766
2022	271,552	(4,462)	48,071
2023	246,252	(4,333)	40,351
Thereafter	1,482,286	(10,185)	296,260
Total minimum lease payments	2,788,834	$(33,030)	540,460
Less amounts representing interest or imputed interest	(920,389)		(159,111)
Present value of lease obligations	$1,868,445		$381,349

The estimated minimum future lease payments as of December 31, 2018 are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)(2)
2019	$323,454	$(7,525)	$80,513
2020	293,276	(7,200)	71,335
2021	267,379	(7,063)	61,269
2022	246,128	(6,694)	52,832
2023	221,808	(6,409)	44,722
Thereafter	1,287,807	(6,279)	377,750
Total minimum lease payments	$2,639,852	$(41,170)	688,421
Less amounts representing interest			(241,248)
Present value of lease obligations			$447,173
_______________________________________________________________________________

(1)
Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes. Differences in estimated lease payments between June 30, 2019 and December 31, 2018 are primarily related to adjustments to account for certain build to suit leases that were accounted for as financing obligations under ASC 840 but are accounted for as operating leases under ASU 2016-02 and foreign currency exchange rate impacts.

(2)	Includes capital lease and financing obligations associated with build to suit lease transactions at December 31, 2018.
As of June 30, 2019, we do not have any material operating or financing leases that are signed but have not yet commenced and we have certain leases with related parties which are not material to our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2019 is as follows:

Cash paid for amounts included in measurement of lease liabilities:	Six Months Ended June 30, 2019
Operating cash flows used in operating leases	$167,426
Financing cash flows used in financing leases	$31,146
Non-cash items:
Operating lease modifications and reassessments	$14,024
New operating leases (including acquisitions)	$87,482
New financing leases, modifications and reassessments	$13,662

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
Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2019 was $12,501 ($11,649 after tax or $0.04 per basic and diluted share) and $21,020 ($19,585 after tax or $0.07 per basic and diluted share), respectively, and for the three and six months ended June 30, 2018 was $8,689 ($8,032 after tax or $0.03 per basic and diluted share) and $16,073 ($14,865 after tax or $0.05 per basic and diluted share), respectively. The substantial majority of the stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2019, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $61,833 and is expected to be recognized over a weighted-average period of 2.1 years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock Options
A summary of stock option activity for the six months ended June 30, 2019 is as follows:

Stock Options
Outstanding at December 31, 2018	4,271,834
Granted	920,706
Exercised	(194,480)
Forfeited	(12,525)
Expired	(15,647)
Outstanding at June 30, 2019	4,969,888
Options exercisable at June 30, 2019	3,160,175
Options expected to vest	1,704,441

Restricted Stock Units
The fair value of RSUs vested during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value of RSUs vested	$2,375	$676	$17,710	$16,006
A summary of RSU activity for the six months ended June 30, 2019 is as follows:

RSUs
Non-vested at December 31, 2018	1,196,566
Granted	731,801
Vested	(527,239)
Forfeited	(55,070)
Non-vested at June 30, 2019	1,346,058

Performance Units
The fair value of earned PUs that vested during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value of earned PUs that vested	$—	$—	$6,503	$3,033

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of PU activity for the six months ended June 30, 2019 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2018	967,049	(299,948)	667,101
Granted	380,856	—	380,856
Vested	(169,523)	—	(169,523)
Forfeited/Performance or Market Conditions Not Achieved	(11,093)	(14,850)	(25,943)
Non-vested at June 30, 2019	1,167,289	(314,798)	852,491
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

As of June 30, 2019, we expected 100% achievement of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 6) targets associated with the awards of PUs made in 2019, 2018 and 2017.

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
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$92,347	$92,263	$122,823	$131,652
Less: Net income (loss) attributable to noncontrolling interests	34	142	925	610
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$92,313	$92,121	$121,898	$131,042
Income (loss) from discontinued operations, net of tax	$128	$(360)	$104	$(822)
Net income (loss) attributable to Iron Mountain Incorporated	$92,441	$91,761	$122,002	$130,220

Weighted-average shares—basic	286,925,000	285,984,000	286,727,000	285,622,000
Effect of dilutive potential stock options	148,629	237,708	190,016	243,636
Effect of dilutive potential RSUs and PUs	407,659	347,543	570,040	415,929
Weighted-average shares—diluted	287,481,288	286,569,251	287,487,056	286,281,565

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.32	$0.32	$0.43	$0.46
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.32	$0.32	$0.43	$0.46

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.32	$0.32	$0.42	$0.46
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.32	$0.32	$0.42	$0.45

Antidilutive stock options, RSUs and PUs, excluded from the calculation	5,004,112	3,272,502	4,494,637	3,257,322
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
Our effective tax rates for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018(1)	2019(1)	2018(2)
Effective Tax Rate	10.3%	22.0%	14.7%	16.5%
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2019 and for the three months ended June 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018, respectively, are as follows:

		Fair Value Measurements at June 30, 2019 Using
Description	Total Carrying Value at June 30, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$4,418	$—		$4,418		$—
Trading Securities	10,366	9,744	(2)	622	(3)	—
Interest Rate Swap Agreements Liabilities(5)	8,578	—		8,578		—

		Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$956	$—		$956		$—
Trading Securities	10,753	10,248	(2)	505	(3)	—
Derivative Assets(4)	93	—		93		—
Interest Rate Swap Agreements Liabilities(5)	973	—		973		—
_______________________________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs that are observable other than quoted market prices.

(4)
Derivative assets and liabilities relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge certain of our foreign exchange intercompany exposures. We calculate the value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets. As of June 30, 2019, we had no outstanding forward contracts. As of December 31, 2018, we had outstanding forward contracts to purchase 29,000 Euros and sell $33,374 United States dollars. We have not designated any of the forward contracts we have entered into as hedges.

(5)
We have entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2019 and December 31, 2018, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed rate interest specified in the interest rate swap agreements). We have designated these interest rate swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The fair value of the interest rate swaps are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018, other than those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, those acquired in acquisitions that occurred during the six months ended June 30, 2019 and our investment in Makespace LLC (as disclosed in Note 9), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
i.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2019, respectively, are as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Beginning of Period	$(247,313)	$(3,647)	$(250,960)	$(264,691)	$(973)	$(265,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	(5,930)	—	(5,930)	11,448	—	11,448
Fair value adjustments for interest rate swap agreements	—	(4,931)	(4,931)	—	(7,605)	(7,605)
Total other comprehensive (loss) income	(5,930)	(4,931)	(10,861)	11,448	(7,605)	3,843
End of Period	$(253,243)	$(8,578)	$(261,821)	$(253,243)	$(8,578)	$(261,821)
_____________________________________________________________
(1) This amount includes foreign exchange losses (gains) of $4,280 and $(1,861) for the three and six months ended June 30, 2019, respectively, related to the change in fair value of the portion of our Euro Notes (as defined and discussed more fully in Note 4) designated as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2019, we designated, on average, 274,161 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As of June 30, 2019, cumulative net gains of $16,119 net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2018, respectively, are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Fair Value Adjustments for Interest Rate Swap Agreements	Total
Beginning of Period	$(73,897)	$(185)	$(74,082)	$(103,989)	$—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	(135,756)	—	(135,756)	(105,664)	—	(105,664)
Fair value adjustments for interest rate swap agreements	—	2,388	2,388	—	2,203	2,203
Total other comprehensive (loss) income	(135,756)	2,388	(133,368)	(105,664)	2,203	(103,461)
End of Period	$(209,653)	$2,203	$(207,450)	$(209,653)	$2,203	$(207,450)

______________________________________________________________
(1) This amount includes foreign exchange gains of $10,257 and $4,622 for the three and six months ended June 30, 2018, respectively, related to the change in fair value of the portion of our Euro Notes designated as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2018, we designated, on average, 179,881 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries.
j. Gain on Disposal/Write-Down of Property, Plant and Equipment, Net

We are currently exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio of products and services. During the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. Therefore, we recorded an impairment charge of approximately $24,000 during the second quarter of 2019, representing the net carrying value of the long-lived assets associated with these select offerings.

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and six months ended June 30, 2019 was approximately $8,400 and $7,800, respectively. The gain for the six months ended June 30, 2019 consisted primarily of gains associated with the sale of certain land and buildings in the United Kingdom of approximately $36,000. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio, as described above, and (ii) the write-down of certain property, plant and equipment in our North American Records and Information Management Business of approximately $3,100.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

k.    Other (Income) Expense, Net
Other (income) expense, net for the three and six months ended June 30, 2019 and 2018 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency transaction (gains) losses, net	$(19,331)	$(18,624)	$(1,634)	$3,161
Other, net	4,139	(432)	1,652	(2,066)
	$(15,192)	$(19,056)	$18	$1,095

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

Other, net for the six months ended June 30, 2019 includes the gain on sale from the Consumer Storage Transaction (as defined and discussed more fully in Note 9) of approximately $4,200 recorded during the first quarter of 2019. In addition, Other, net for the three and six months ended June 30, 2019 includes the change in estimated fair value of the noncontrolling interests associated with our business in India, which are accounted for as mandatorily redeemable noncontrolling interests.
l.    New Accounting Pronouncements
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

m. Correction in Presentation

Subsequent to our conversion to a REIT, we have historically classified gains on sale of real estate, net of tax, as a separate line on our consolidated statements of operations and excluded such amounts from our reported operating income. We presented such amounts net of tax as these gains were presented below the provision (benefit) for income taxes on our consolidated statements of operations. Commencing with the first quarter of 2019, we now present gains on sale of real estate as a component of operating income in the line item (gain) loss on disposal/write-down of property, plant and equipment, net. See Note 2.j. for details of the (gain) loss on disposal/write-down of property, plant and equipment, net recognized during the three and six months ended June 30, 2019. Such amounts are presented gross of tax with any tax impact presented within provision (benefit) for income taxes. All prior periods will be conformed to this presentation. We did not recognize any gains on sale of real estate during the three and six months ended June 30, 2018. During the third and fourth quarter of 2018, we recognized a total of approximately $55,000 of gains on sale of real estate, net of tax.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

n. Immaterial Restatement

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability of approximately 16,800 Euros primarily related to the years ending December 31, 2018 and 2017. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, inclusive of interest and penalties. See Note 7 for additional information on this matter.
This matter relates to periods prior to January 1, 2019, resulting in (i) an understatement of our prior years' reported selling, general and administrative expense and interest expense and (ii) an overstatement of our prior years’ reported provision for income taxes for the related tax impact. Based on our estimate of the amount of loss related to this matter that is both probable and estimable, we believe selling, general and administrative expenses and interest expense were understated by approximately $11,000 and $400, respectively, and the provision for income taxes was overstated by approximately $2,000 for the year ended December 31, 2018, which, in the aggregate, would reduce net income from continuing operations by approximately $9,400 for the year ended December 31, 2018. Based on our estimate of the amount of loss related to this matter that is both probable and estimable, we believe the selling, general and administrative expenses and interest expense were understated by approximately $16,600 and $100, respectively, and the provision for income taxes was overstated by approximately $3,000 for the year ended December 31, 2017, which, in the aggregate, would reduce net income from continuing operations by approximately $13,700 for the year ended December 31, 2017. We have determined that no prior period financial statement was materially misstated as a result of the previously unrecorded reserves related to this matter. As a result, we have restated ending (Distributions in excess of earnings) Earnings in excess of distributions as of December 31, 2018 in the amount of approximately $23,100 for the cumulative impact of the aforementioned items. There was no impact to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019, as a result of this matter.
Additionally, we have restated our 2018 Condensed Consolidated Balance Sheet, and each of our Condensed Consolidated Statements of Operations, our Condensed Consolidated Statements of Comprehensive Income (Loss), our Condensed Consolidated Statements of Equity and the related notes for the three and six months ended June 30, 2018 to reflect the impact of the reserve we have established for this matter in those periods. There was no change to the following lines of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The following table sets forth the effect of the immaterial restatement to certain line items of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Selling, general and administrative	$1,899	$9,339
Total Operating Expenses	$1,899	$9,339
Operating Income (Loss)	$(1,899)	$(9,339)
Interest Expense, Net	$89	$165
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$(1,988)	$(9,504)
Provision (Benefit) for Income Taxes	$(348)	$(1,639)
Income (Loss) from Continuing Operations	$(1,640)	$(7,865)
Net Income (Loss)	$(1,640)	$(7,865)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$(1,640)	$(7,865)
Earnings (Losses) per Share - Basic:
Income (Loss) from Continuing Operations	$(0.01)	$(0.03)
Net Income (Loss) from Continuing Operations Attributable to Iron Mountain	$(0.01)	$(0.03)
Earnings (Losses) per Share - Diluted:
Income (Loss) from Continuing Operations	$(0.01)	$(0.03)
Net Income (Loss) from Continuing Operations Attributable to Iron Mountain	$(0.01)	$(0.03)
The following table sets forth the effect of the immaterial restatement to certain line items of our Condensed Consolidated Balance Sheet as of December 31, 2018:

December 31, 2018
Total Other Assets, Net	$4,971
Total Assets	$4,971
Accrued expenses and other current liabilities	$28,097
Total Current Liabilities	$28,097
(Distribution in excess of earnings) Earnings in excess of distributions	$(23,126)
Total Iron Mountain Incorporated Stockholders' Equity	$(23,126)

The immaterial restatement changed (Distribution in excess of earnings) Earnings in excess of distributions disclosed in our Condensed Consolidated Statements of Equity for the periods ended March 31, 2019, June 30, 2018, March 31, 2018 and December 31, 2017 by $(23,126), $(21,573), $(19,933) and $(13,708), respectively.
Prospectively, we will process an immaterial restatement of our consolidated financial statements for the quarter periods ended September 30, 2018 and December 31, 2018, as well as for the annual periods ended December 31, 2018 and 2017, when those statements are reproduced on a comparative basis in our Form 10-Q for the quarterly period ending September 30, 2019 and our Annual Report on Form 10-K for the year ending December 31, 2019.

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
Acquisitions Completed During the Six Months Ended June 30, 2019

During the six months ended June 30, 2019, in order to enhance our existing operations in the United States, the United Kingdom, Switzerland, Thailand and Latvia and to expand our operations into Bulgaria, we completed the acquisition of six storage and records management companies and one art storage company for total cash consideration of approximately $36,800.

Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2019 acquisitions through June 30, 2019 is as follows:

Six Months Ended June 30, 2019
Cash Paid (gross of cash acquired)(1)	$39,072
Purchase Price Holdbacks and Other	2,394
Total Consideration	41,466
Fair Value of Identifiable Assets Acquired:
Cash	2,285
Accounts Receivable, Prepaid Expenses and Other Assets	3,164
Property, Plant and Equipment(2)	4,538
Customer Relationship Intangible Assets	15,670
Operating Lease Right-of-Use Assets	13,256
Accounts Payable, Accrued Expenses and Other Liabilities	(2,124)
Operating Lease Liabilities	(13,256)
Deferred Income Taxes	(1,628)
Total Fair Value of Identifiable Net Assets Acquired	21,905
Goodwill Initially Recorded(3)	$19,561
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 is net cash acquired of $2,285 and contingent and other payments, net of $7,864 related to acquisitions made in previous years.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Acquisitions (Continued)

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of June 30, 2019 primarily relate to the final assessment of the fair values of intangible assets and liabilities (primarily customer relationship intangible assets), property, plant and equipment (primarily building, building improvements and racking structures), right-of-use assets and liabilities associated with acquired operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the acquisitions we closed in 2019.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended June 30, 2019 were not material to our results from operations.

Acquisition of IO Data Centers in 2018

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,347,000. In February 2019, we paid approximately $31,000 in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction, which was accrued at December 31, 2018. This amount, net of amortization, is reported as a third-party commissions asset as a component of Other within Other assets, net, in our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total Revenues	$1,060,823	$2,106,771
Income from Continuing Operations	$92,263	$141,604
Per Share Income from Continuing Operations - Basic	$0.32	$0.49
Per Share Income from Continuing Operations - Diluted	$0.32	$0.49

In addition to our acquisition of IODC, we completed certain other acquisitions during the first six months of 2019 and in fiscal year 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt

Long-term debt is as follows:

	June 30, 2019				December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$1,181,376	$(12,548)	$1,168,828	$1,181,376	$793,832	$(14,117)	$779,715	$793,832
Term Loan A(1)	234,375	—	234,375	234,375	240,625	—	240,625	240,625
Term Loan B(2)	689,782	(8,118)	681,664	668,784	693,169	(8,742)	684,427	660,013
Australian Dollar Term Loan (the "AUD Term Loan")(3)	230,048	(2,691)	227,357	231,506	233,955	(3,084)	230,871	235,645
UK Bilateral Revolving Credit Facility ("UK Bilateral Facility")(4)	177,762	(2,030)	175,732	177,762	178,299	(2,357)	175,942	178,299
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)	500,000	(3,295)	496,705	505,000	500,000	(4,155)	495,845	488,750
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	600,000	(4,576)	595,424	612,000	600,000	(5,126)	594,874	606,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	190,972	(2,335)	188,637	192,882	183,403	(2,506)	180,897	186,154
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(7,096)	992,904	1,010,000	1,000,000	(7,782)	992,218	940,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)	341,128	(3,781)	337,347	351,113	343,347	(4,098)	339,249	321,029
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	507,891	(6,074)	501,817	502,192	509,425	(6,573)	502,852	453,811
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,971)	247,029	252,500	250,000	(3,185)	246,815	224,375
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")(5)	1,000,000	(11,731)	988,269	990,000	1,000,000	(12,442)	987,558	855,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)	825,000	(10,333)	814,667	825,000	825,000	(10,923)	814,077	713,625
Real Estate Mortgages, Financing Lease Liabilities and Other	559,622	(425)	559,197	559,622	606,702	(171)	606,531	606,702
Accounts Receivable Securitization Program(6)	254,962	(149)	254,813	254,962	221,673	(218)	221,455	221,673
Mortgage Securitization Program(7)	50,000	(1,055)	48,945	50,000	50,000	(1,128)	48,872	50,000
Total Long-term Debt	8,592,918	(79,208)	8,513,710		8,229,430	(86,607)	8,142,823
Less Current Portion	(123,527)	—	(123,527)		(126,406)	—	(126,406)
Long-term Debt, Net of Current Portion	$8,469,391	$(79,208)	$8,390,183		$8,103,024	$(86,607)	$8,016,417
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt (Continued)

(1)
Collectively, the credit agreement ("Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $1,181,376 of outstanding borrowings under the Revolving Credit Facility as of June 30, 2019, 1,028,900 was denominated in United States dollars, 76,800 was denominated in Canadian dollars and 82,500 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $35,250. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2019 was $533,374 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 4.0% as of June 30, 2019. The average interest rate in effect under the Revolving Credit Facility as of June 30, 2019 was 4.0% and the interest rate in effect under Term Loan A as of June 30, 2019 was 4.2%.

(2)
In connection with the 2018 First Amendment (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report), Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700,000 (the "Term Loan B"). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B. The Term Loan B is scheduled to mature on January 2, 2026. The interest rate in effect as of June 30, 2019 was 4.2%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,468 and $1,581 as of June 30, 2019 and December 31, 2018, respectively.

(3)
The interest rate in effect as of June 30, 2019 was 5.1%. We had 329,688 Australian dollars outstanding on the AUD Term Loan as of June 30, 2019. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,458 and $1,690 as of June 30, 2019 and December 31, 2018, respectively.

(4)	The interest rate in effect as of June 30, 2019 was 3.1%.

(5)	Collectively, the "Parent Notes".

(6)	The interest rate in effect as of June 30, 2019 was 3.4%.

(7)	The interest rate in effect as of June 30, 2019 was 3.5%.
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2019 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2018 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt since December 31, 2018.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Debt (Continued)

The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$308,200	$(306,500)	$1,700	$300,800	$(298,800)	$2,000
TRS Cash Pool	295,500	(292,700)	2,800	281,500	(279,300)	2,200

The net cash position balances as of June 30, 2019 and December 31, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.8	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 and are prepared on the same basis as the consolidated financial statements.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$6	$124,553	$106,923	$(69,486)	$161,996
Accounts receivable	—	65,357	786,973	—	852,330
Intercompany receivable	—	1,184,345	—	(1,184,345)	—
Prepaid expenses and other	—	87,505	113,301	(29)	200,777
Total Current Assets	6	1,461,760	1,007,197	(1,253,860)	1,215,103
Property, Plant and Equipment, Net	145	3,013,538	1,544,876	—	4,558,559
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	5,072,926	—	—	(5,072,926)	—
Investment in subsidiaries	1,982,052	1,073,877	—	(3,055,929)	—
Goodwill	—	2,857,968	1,615,456	—	4,473,424
Operating lease right-of-use assets	—	921,540	872,267	—	1,793,807
Other	2	965,060	715,027	—	1,680,089
Total Other Assets, Net	7,054,980	5,818,445	3,202,750	(8,128,855)	7,947,320
Total Assets	$7,055,131	$10,293,743	$5,754,823	$(9,382,715)	$13,720,982
Liabilities and Equity
Intercompany Payable	$892,894	$—	$291,451	$(1,184,345)	$—
Debit Balances Under Cash Pools	—	—	69,486	(69,486)	—
Current Portion of Long-Term Debt	—	54,848	68,708	(29)	123,527
Total Other Current Liabilities (includes current portion of operating lease liabilities)	270,521	679,750	542,989	—	1,493,260
Long-Term Debt, Net of Current Portion	4,225,317	2,265,699	1,899,167	—	8,390,183
Long-Term Operating Lease Liabilities, Net of Current Portion	—	857,375	798,102	—	1,655,477
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	5,072,926	—	(5,072,926)	—
Other Long-term Liabilities	8,578	51,721	266,142	—	326,441
Commitments and Contingencies (See Note 7)
Redeemable Noncontrolling Interests	—	—	73,113	—	73,113
Total Iron Mountain Incorporated Stockholders' Equity	1,657,821	1,311,424	1,744,505	(3,055,929)	1,657,821
Noncontrolling Interests	—	—	1,160	—	1,160
Total Equity	1,657,821	1,311,424	1,745,665	(3,055,929)	1,658,981
Total Liabilities and Equity	$7,055,131	$10,293,743	$5,754,823	$(9,382,715)	$13,720,982

______________________________________________________________

(1)	Included within Cash and Cash Equivalents at June 30, 2019 is approximately $74,000 and $0 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$132	$61,650	$169,318	$(65,615)	$165,485
Accounts receivable	—	47,900	798,989	—	846,889
Intercompany receivable	—	818,463	—	(818,463)	—
Prepaid expenses and other	93	108,879	86,797	(29)	195,740
Total Current Assets	225	1,036,892	1,055,104	(884,107)	1,208,114
Property, Plant and Equipment, Net	190	3,002,104	1,487,263	—	4,489,557
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,954,686	—	—	(4,954,686)	—
Investment in subsidiaries	1,862,048	983,018	—	(2,845,066)	—
Goodwill	—	2,858,539	1,582,491	—	4,441,030
Other	—	979,483	739,034	—	1,718,517
Total Other Assets, Net	6,816,734	4,821,040	2,321,525	(7,799,752)	6,159,547
Total Assets	$6,817,149	$8,860,036	$4,863,892	$(8,683,859)	$11,857,218
Liabilities and Equity
Intercompany Payable	$462,927	$—	$355,536	$(818,463)	$—
Debit Balances Under Cash Pools	—	10,612	55,003	(65,615)	—
Current Portion of Long-Term Debt	—	63,703	62,732	(29)	126,406
Total Other Current Liabilities	268,373	616,826	479,170	—	1,364,369
Long-Term Debt, Net of Current Portion	4,223,822	1,877,649	1,914,946	—	8,016,417
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,954,686	—	(4,954,686)	—
Other Long-term Liabilities	973	115,994	300,064	—	417,031
Commitments and Contingencies (See Note 7)
Redeemable Noncontrolling Interests	—	—	70,532	—	70,532
Total Iron Mountain Incorporated Stockholders' Equity	1,861,054	1,220,566	1,624,500	(2,845,066)	1,861,054
Noncontrolling Interests	—	—	1,409	—	1,409
Total Equity	1,861,054	1,220,566	1,625,909	(2,845,066)	1,862,463
Total Liabilities and Equity	$6,817,149	$8,860,036	$4,863,892	$(8,683,859)	$11,857,218
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$411,159	$258,129	$—	$669,288
Service	—	246,090	151,529	—	397,619
Intercompany revenues	—	1,158	4,540	(5,698)	—
Total Revenues	—	658,407	414,198	(5,698)	1,066,907
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	260,675	204,427	—	465,102
Intercompany	—	4,540	1,158	(5,698)	—
Selling, general and administrative	62	173,443	79,259	—	252,764
Depreciation and amortization	22	104,594	59,715	—	164,331
Loss (Gain) on disposal/write-down of property, plant and equipment, net	—	26,786	(35,191)	—	(8,405)
Total Operating Expenses	84	570,038	309,368	(5,698)	873,792
Operating (Loss) Income	(84)	88,369	104,830	—	193,115
Interest Expense (Income), Net(1)	49,601	8,640	47,073	—	105,314
Other Expense (Income), Net	359	4,487	(20,038)	—	(15,192)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(50,044)	75,242	77,795	—	102,993
Provision (Benefit) for Income Taxes	—	1,153	9,493	—	10,646
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(142,485)	(69,710)	—	212,195	—
Income (Loss) from Continuing Operations	92,441	143,799	68,302	(212,195)	92,347
Income (Loss) from Discontinued Operations, Net of Tax	—	144	(16)	—	128
Net Income (Loss)	92,441	143,943	68,286	(212,195)	92,475
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	34	—	34
Net Income (Loss) Attributable to Iron Mountain Incorporated	$92,441	$143,943	$68,252	$(212,195)	$92,441
Net Income (Loss)	$92,441	$143,943	$68,286	$(212,195)	$92,475
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(4,280)	—	(1,511)	—	(5,791)
Change in fair value of interest rate swap agreements	(4,931)	—	—	—	(4,931)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(1,650)	1,121	—	529	—
Total Other Comprehensive (Loss) Income	(10,861)	1,121	(1,511)	529	(10,722)
Comprehensive Income (Loss)	81,580	145,064	66,775	(211,666)	81,753
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	173	—	173
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$81,580	$145,064	$66,602	$(211,666)	$81,580
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$397,449	$257,990	$—	$655,439
Service	—	244,403	160,981	—	405,384
Intercompany revenues	—	1,216	4,305	(5,521)	—
Total Revenues	—	643,068	423,276	(5,521)	1,060,823
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	251,360	200,104	—	451,464
Intercompany cost of sales	—	4,305	1,216	(5,521)	—
Selling, general and administrative	36	167,739	84,450	—	252,225
Depreciation and amortization	32	96,170	60,018	—	156,220
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(462)	(84)	—	(546)
Total Operating Expenses	68	519,112	345,704	(5,521)	859,363
Operating (Loss) Income	(68)	123,956	77,572	—	201,460
Interest Expense (Income), Net(1)	50,313	3,005	48,878	—	102,196
Other Expense (Income), Net	2,767	6,575	(28,398)	—	(19,056)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(53,148)	114,376	57,092	—	118,320
Provision (Benefit) for Income Taxes	—	12,509	13,548	—	26,057
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(144,909)	(38,071)	—	182,980	—
Income (Loss) from Continuing Operations	91,761	139,938	43,544	(182,980)	92,263
(Loss) Income from Discontinued Operations	—	(273)	(87)	—	(360)
Net Income (Loss)	91,761	139,665	43,457	(182,980)	91,903
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	142	—	142
Net Income (Loss) Attributable to Iron Mountain Incorporated	$91,761	$139,665	$43,315	$(182,980)	$91,761
Net Income (Loss)	$91,761	$139,665	$43,457	$(182,980)	$91,903
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	10,257	—	(149,429)	—	(139,172)
Change in fair value of interest rate swap agreements	2,388	—	—	—	2,388
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(146,018)	(129,860)	—	275,878	—
Total Other Comprehensive (Loss) Income	(133,373)	(129,860)	(149,429)	275,878	(136,784)
Comprehensive (Loss) Income	(41,612)	9,805	(105,972)	92,898	(44,881)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(3,274)	—	(3,274)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(41,612)	$9,805	$(102,698)	$92,898	$(41,607)
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$814,900	$517,362	$—	$1,332,262
Service	—	485,783	302,725	—	788,508
Intercompany revenues	—	2,312	9,463	(11,775)	—
Total Revenues	—	1,302,995	829,550	(11,775)	2,120,770
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	523,812	402,834	—	926,646
Intercompany cost of sales	—	9,463	2,312	(11,775)	—
Selling, general and administrative	149	361,265	161,909	—	523,323
Depreciation and amortization	45	207,548	119,221	—	326,814
Loss (Gain) on disposal/write-down of property, plant and equipment, net	—	27,360	(35,163)	—	(7,803)
Total Operating Expenses	194	1,129,448	651,113	(11,775)	1,768,980
Operating (Loss) Income	(194)	173,547	178,437	—	351,790
Interest Expense (Income), Net(1)	99,226	12,697	95,827	—	207,750
Other Expense (Income), Net	541	5,014	(5,537)	—	18
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(99,961)	155,836	88,147	—	144,022
Provision (Benefit) for Income Taxes	—	2,454	18,745	—	21,199
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(221,963)	(65,552)	—	287,515	—
Income (Loss) from Continuing Operations	122,002	218,934	69,402	(287,515)	122,823
Income (Loss) from Discontinued Operations	—	120	(16)	—	104
Net Income (Loss)	122,002	219,054	69,386	(287,515)	122,927
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	925	—	925
Net Income (Loss) Attributable to Iron Mountain Incorporated	$122,002	$219,054	$68,461	$(287,515)	$122,002
Net Income (Loss)	$122,002	$219,054	$69,386	$(287,515)	$122,927
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,861	—	10,539	—	12,400
Change in fair value of interest rate swap agreements	(7,605)	—	—	—	(7,605)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	9,587	8,277	—	(17,864)	—
Total Other Comprehensive Income (Loss)	3,843	8,277	10,539	(17,864)	4,795
Comprehensive Income (Loss)	125,845	227,331	79,925	(305,379)	127,722
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,877	—	1,877
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$125,845	$227,331	$78,048	$(305,379)	$125,845
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$793,925	$512,663	$—	$1,306,588
Service	—	474,633	322,060	—	796,693
Intercompany revenues	—	2,421	8,796	(11,217)	—
Total Revenues	—	1,270,979	843,519	(11,217)	2,103,281
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	497,523	402,662	—	900,185
Intercompany cost of sales	—	8,796	2,421	(11,217)	—
Selling, general and administrative	79	353,087	176,229	—	529,395
Depreciation and amortization	65	198,616	118,117	—	316,798
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(818)	(858)	—	(1,676)
Total Operating Expenses	144	1,057,204	698,571	(11,217)	1,744,702
Operating (Loss) Income	(144)	213,775	144,948	—	358,579
Interest Expense (Income), Net(1)	100,254	1,497	98,147	—	199,898
Other Expense (Income), Net	1,610	8,135	(8,650)	—	1,095
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(102,008)	204,143	55,451	—	157,586
Provision (Benefit) for Income Taxes	—	5,797	20,137	—	25,934
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(232,228)	(28,981)	—	261,209	—
Income (Loss) from Continuing Operations	130,220	227,327	35,314	(261,209)	131,652
(Loss) Income from Discontinued Operations	—	(695)	(127)	—	(822)
Net Income (Loss)	130,220	226,632	35,187	(261,209)	130,830
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	610	—	610
Net Income (Loss) Attributable to Iron Mountain Incorporated	$130,220	$226,632	$34,577	$(261,209)	$130,220
Net Income (Loss)	$130,220	$226,632	$35,187	$(261,209)	$130,830
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	4,622	—	(112,143)	—	(107,521)
Change in fair value of interest rate swap agreements	2,203	—	—	—	2,203
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(110,286)	(91,524)	—	201,810	—
Total Other Comprehensive (Loss) Income	(103,461)	(91,524)	(112,143)	201,810	(105,318)
Comprehensive Income (Loss)	26,759	135,108	(76,956)	(59,399)	25,512
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(1,247)	—	(1,247)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$26,759	$135,108	$(75,709)	$(59,399)	$26,759
______________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(75,316)	$397,474	$107,573	$—	$429,731
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(75,316)	397,474	$107,573	$—	$429,731
Cash Flows from Investing Activities:
Capital expenditures	—	(201,784)	(165,347)	—	(367,131)
Cash paid for acquisitions, net of cash acquired	—	(9,508)	(35,143)	—	(44,651)
Intercompany loans to subsidiaries	430,274	10,696	—	(440,970)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(68,153)	(22,409)	—	(90,562)
Investments in joint ventures (see Note 9)	—	(19,222)	—	—	(19,222)
Proceeds from sales of property and equipment and other, net	—	54	46,778	—	46,832
Cash Flows from Investing Activities—Continuing Operations	430,274	(287,917)	(176,121)	(440,970)	(474,734)
Cash Flows from Investing Activities—Discontinued Operations	—	2,564	2,497	—	5,061
Cash Flows from Investing Activities	430,274	(285,353)	(173,624)	(440,970)	(469,673)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(837,712)	(1,765,210)	—	(2,602,922)
Proceeds from revolving credit facility, term loan facilities and other debt	—	1,209,304	1,788,803	—	2,998,107
Debit (payments) balances under cash pools	—	(10,612)	14,483	(3,871)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(999)	—	(999)
Intercompany loans from parent	—	(410,198)	(30,772)	440,970	—
Parent cash dividends	(353,357)	—	—	—	(353,357)
Net (payments) proceeds associated with employee stock-based awards	(1,727)	—	—	—	(1,727)
Cash Flows from Financing Activities—Continuing Operations	(355,084)	(49,218)	6,305	437,099	39,102
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(355,084)	(49,218)	6,305	437,099	39,102
Effect of exchange rates on cash and cash equivalents	—	—	(2,649)	—	(2,649)
(Decrease) Increase in cash and cash equivalents	(126)	62,903	(62,395)	(3,871)	(3,489)
Cash and cash equivalents, including Restricted Cash, beginning of period	132	61,650	169,318	(65,615)	165,485
Cash and cash equivalents, including Restricted Cash, end of period	$6	$124,553	$106,923	$(69,486)	$161,996

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(117,979)	$409,167	$102,618	$—	$393,806
Cash Flows from Operating Activities—Discontinued Operations	—	(477)	—	—	(477)
Cash Flows from Operating Activities	(117,979)	408,690	102,618	—	393,329
Cash Flows from Investing Activities:
Capital expenditures	—	(142,737)	(74,864)	—	(217,601)
Cash paid for acquisitions, net of cash acquired	—	(1,314,370)	(352,499)	—	(1,666,869)
Intercompany loans to subsidiaries	370,423	19,092	—	(389,515)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(24,922)	(12,311)	—	(37,233)
Proceeds from sales of property and equipment and other, net	—	—	207	—	207
Cash Flows from Investing Activities—Continuing Operations	370,423	(1,462,937)	(439,467)	(389,515)	(1,921,496)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	370,423	(1,462,937)	(439,467)	(389,515)	(1,921,496)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(3,657,315)	(4,219,481)	—	(7,876,796)
Proceeds from revolving credit facility, term loan facilities and other debt	—	4,531,603	4,412,813	—	8,944,416
Debit (payments) balances under cash pools	—	(7,657)	2,850	4,807	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(1,079)	—	(1,079)
Intercompany loans from parent	—	(384,323)	(5,192)	389,515	—
Parent cash dividends	(337,052)	—	—	—	(337,052)
Net (payments) proceeds associated with employee stock-based awards	(2,259)	—	—	—	(2,259)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(12,322)	(651)	—	(13,385)
Cash Flows from Financing Activities—Continuing Operations	(254,815)	469,986	189,260	394,322	798,753
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(254,815)	469,986	189,260	394,322	798,753
Effect of exchange rates on cash and cash equivalents	—	—	(8,093)	—	(8,093)
(Decrease) Increase in cash and cash equivalents	(2,371)	(584,261)	(155,682)	4,807	(737,507)
Cash and cash equivalents, including Restricted Cash, beginning of period	2,433	634,317	383,675	(94,726)	925,699
Cash and cash equivalents, including Restricted Cash, end of period	$62	$50,056	$227,993	$(89,919)	$188,192

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

There have been no changes made to our reportable operating segments since December 31, 2018, other than the impact of the Consumer Storage Transaction (as defined in Note 9). Prior to the Consumer Storage Transaction, our consumer storage business was a component of our Corporate and Other Business Segment. The previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2018 as described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report. The operations associated with acquisitions completed during the first six months of 2019 have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2019
Total Revenues	$539,273	$96,415	$127,327	$199,823	$62,291	$41,778	$1,066,907
Storage Rental	313,355	66,750	78,554	128,898	60,582	21,149	669,288
Service	225,918	29,665	48,773	70,925	1,709	20,629	397,619
Depreciation and Amortization	62,691	10,100	14,328	30,760	32,671	13,781	164,331
Depreciation	46,655	7,818	10,476	17,833	19,027	11,913	113,722
Amortization	16,036	2,282	3,852	12,927	13,644	1,868	50,609
Adjusted EBITDA	245,585	53,068	44,163	58,749	27,641	(78,264)	350,942
Expenditures for Segment Assets	46,545	5,254	24,334	18,829	102,477	12,805	210,244
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	28,596	5,254	22,724	11,955	101,032	12,805	182,366
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	366	4,862	—	—	5,228
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions	17,949	—	1,244	2,012	1,445	—	22,650
For the Three Months Ended June 30, 2018
Total Revenues	$539,080	$100,031	$133,440	$207,527	$54,895	$25,850	$1,060,823
Storage Rental	305,895	68,808	82,439	129,611	51,945	16,741	655,439
Service	233,185	31,223	51,001	77,916	2,950	9,109	405,384
Depreciation and Amortization	60,970	9,538	17,500	30,364	22,503	15,345	156,220
Depreciation	48,252	7,217	11,821	18,199	13,120	12,892	111,501
Amortization	12,718	2,321	5,679	12,165	9,383	2,453	44,719
Adjusted EBITDA	244,861	55,280	46,594	60,452	24,901	(64,533)	367,555
Expenditures for Segment Assets	41,364	3,643	27,559	30,287	265,173	11,052	379,078
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	25,122	3,643	25,096	13,921	43,162	11,052	121,996
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	—	16,188	221,707	—	237,895
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	16,242	—	2,463	178	304	—	19,187

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Six Months Ended June 30, 2019
Total Revenues	$1,066,653	$193,162	$256,080	$400,779	$123,827	$80,269	$2,120,770
Storage Rental	620,341	133,322	159,249	258,371	120,300	40,679	1,332,262
Service	446,312	59,840	96,831	142,408	3,527	39,590	788,508
Depreciation and Amortization	122,693	20,302	29,585	61,359	64,303	28,572	326,814
Depreciation	92,407	15,831	21,423	36,051	38,040	24,581	228,333
Amortization	30,286	4,471	8,162	25,308	26,263	3,991	98,481
Adjusted EBITDA	469,268	103,620	83,372	116,873	53,652	(151,337)	675,448
Total Assets (1)	5,840,023	877,777	1,406,937	2,703,347	2,330,535	562,363	13,720,982
Expenditures for Segment Assets	102,810	10,886	54,435	50,083	256,182	27,948	502,344
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	57,284	10,886	24,840	27,104	222,589	24,428	367,131
Cash Paid for Acquisitions, Net of Cash Acquired	9,876	—	11,850	19,405	—	3,520	44,651
Acquisitions of Customer Relationships and Customer Inducements and Contract Fulfillment Costs and third-party commissions	35,650	—	17,745	3,574	33,593	—	90,562
As of and for the Six Months Ended June 30, 2018
Total Revenues	$1,065,923	$199,995	$267,515	$418,294	$101,498	$50,056	$2,103,281
Storage Rental	610,714	138,054	166,391	261,358	97,440	32,631	1,306,588
Service	455,209	61,941	101,124	156,936	4,058	17,425	796,693
Depreciation and Amortization	123,722	19,642	35,056	62,237	44,771	31,370	316,798
Depreciation	97,390	15,240	24,579	37,263	24,500	25,961	224,933
Amortization	26,332	4,402	10,477	24,974	20,271	5,409	91,865
Adjusted EBITDA	470,599	109,132	90,560	121,199	45,691	(134,051)	703,130
Total Assets (1)	5,010,186	829,682	1,344,699	2,247,071	1,909,088	476,433	11,817,159
Expenditures for Segment Assets	84,545	10,496	35,039	62,447	1,703,185	25,991	1,921,703
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	54,992	10,496	31,143	39,063	56,273	25,634	217,601
Cash Paid for Acquisitions, Net of Cash Acquired	1,551	—	—	19,396	1,645,922	—	1,666,869
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	28,002	—	3,896	3,988	990	357	37,233
______________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances. Total assets as of June 30, 2019 reflects the adoption of ASU 2016-02.

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
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$350,942	$367,555	$675,448	$703,130
(Add)/Deduct:
Provision (Benefit) for Income Taxes	10,646	26,057	21,199	25,934
Other (Income) Expense, Net	(15,192)	(19,056)	18	1,095
Interest Expense, Net	105,314	102,196	207,750	199,898
(Gain) loss on disposal/write-down of property, plant and equipment, net	(8,405)	(546)	(7,803)	(1,676)
Depreciation and Amortization	164,331	156,220	326,814	316,798
Significant Acquisition Costs(1)	1,901	10,421	4,647	29,429
Income (Loss) from Continuing Operations	$92,347	$92,263	$122,823	$131,652
_______________________________________________________________________________

(1)	As defined in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Segment Information (Continued)

Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2019 and 2018 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2019
Records Management(1)	$442,785	$—	$109,369	$172,433	$—	$26,195	$750,782
Data Management(1)	—	93,152	16,908	18,787	—	15,583	144,430
Information Destruction(1)(2)	96,488	3,263	1,050	8,603	—	—	109,404
Data Center	—	—	—	—	62,291	—	62,291
Total Revenues	$539,273	$96,415	$127,327	$199,823	$62,291	$41,778	$1,066,907
For the Three Months Ended June 30, 2018
Records Management(1)	$441,401	$—	$113,925	$179,194	$—	$11,801	$746,321
Data Management(1)	—	97,768	19,393	19,227	—	14,049	150,437
Information Destruction(1)(2)	97,679	2,263	122	9,106	—	—	109,170
Data Center	—	—	—	—	54,895	—	54,895
Total Revenues	$539,080	$100,031	$133,440	$207,527	$54,895	$25,850	$1,060,823
For the Six Months Ended June 30, 2019
Records Management(1)	$870,152	$—	$218,076	$345,410	$—	$50,540	$1,484,178
Data Management(1)	—	187,141	36,794	38,014	—	29,729	291,678
Information Destruction(1)(2)	196,501	6,021	1,210	17,355	—	—	221,087
Data Center	—	—	—	—	123,827	—	123,827
Total Revenues	$1,066,653	$193,162	$256,080	$400,779	$123,827	$80,269	$2,120,770
For the Six Months Ended June 30, 2018
Records Management(1)	$876,403	$—	$227,684	$360,524	$—	$22,205	$1,486,816
Data Management(1)	—	195,362	39,612	39,705	—	27,851	302,530
Information Destruction(1)(2)	189,520	4,633	219	18,065	—	—	212,437
Data Center	—	—	—	—	101,498	—	101,498
Total Revenues	$1,065,923	$199,995	$267,515	$418,294	$101,498	$50,056	$2,103,281
____________________________________________________________________________

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Commitments and Contingencies

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably able to be estimated. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. There have been no material updates or changes to the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report. We believe that the resolution of the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report will not have a material impact on our consolidated financial condition, results of operations or cash flows.

We have estimated a reasonably possible range for all loss contingencies, including those disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and the item below, and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $17,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a VAT liability of approximately 16,800 Euros. The notification of assessment is related to our customs clearing and logistics business in the Netherlands, which we acquired through the acquisition of Bonded Services of America, Inc. and Bonded Services Acquisition, Ltd. (collectively, “Bonded”) in September 2017. As part of the import and declaration services we provide in the Netherlands, we file import declaration forms to the customs authorities for all goods imported in a particular month and calculate the amount of VAT that is due on the goods being imported. In certain instances, we remit import VAT to the Dutch tax authorities and subsequently are reimbursed by the entity the goods are being imported on behalf of. In other instances, however, the payment of VAT may be deferred and paid upon the sale of the goods to the ultimate end customer in cases where the entity receiving the goods holds a valid license allowing for the deferment of VAT (referred to as an Article 23 license). In the notification of assessment, the Dutch tax authorities have asserted that (i) we inappropriately deferred VAT for goods imported under Article 23 for certain of our customers between March 2017 and August 2018 and (ii) we are liable for the amount of VAT related to those goods for which VAT was inappropriately deferred. We have responded to the notification of assessment and have requested additional information regarding the matter from the Dutch tax authorities.

We believe that the amount, if assessed, would be subject to interest and potential penalties. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable. We are in the process of exploring potential recoveries (including insurance recoveries and/or claims against other third parties) against any losses we incur associated with this matter.
(8) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2018 and the first six months of 2019, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 14, 2018	$0.5875	March 15, 2018	$167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
February 7, 2019	0.6110	March 15, 2019	175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(8) Stockholders' Equity Matters (Continued)

At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the six months ended June 30, 2019. As of June 30, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.
(9) Divestments
On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately $20,000 in cash (gross of certain transaction expenses) (the "Cash Contribution") to a joint venture entity, Makespace LLC (the "Makespace JV"), established by us and Makespace Labs, Inc. ("Makespace"), a consumer storage services provider (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction on March 19, 2019, the Makespace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by Makespace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the Makespace JV (the "Makespace Investment"). In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (see Note 11).

We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operation in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 through the closing date of the Consumer Storage Transaction and for the three and six months ended June 30, 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 through the closing date of the Consumer Storage Transaction and for the six months ended June 30, 2018.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution. At the closing date of the Consumer Storage Transaction, the fair value of the Makespace Investment was approximately $27,500. We account for the Makespace Investment as an equity method investment. The carrying value of the Makespace Investment at June 30, 2019 is $23,896, and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet.

`Table of Contents
IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(10) Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales (excluding depreciation and amortization)	$1,293	$1,827	$2,191	$2,123
Selling, general and administrative expenses	608	8,594	2,456	27,306
Total Significant Acquisition Costs	$1,901	$10,421	$4,647	$29,429

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North American Records and Information Management Business	$—	$3,017	$378	$3,601
North American Data Management Business	—	351	—	351
Western European Business	81	1,427	81	3,579
Other International Business	951	896	1,453	1,433
Global Data Center Business	124	1,159	267	11,340
Corporate and Other Business	745	3,571	2,468	9,125
Total Significant Acquisition Costs	$1,901	$10,421	$4,647	$29,429

(11) Related Party Transactions
In connection with the Consumer Storage Transaction and the Makespace Investment (both as described more fully in Note 9), we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. We recognized approximately $7,400 and $7,900 of revenue, respectively, for the three and six months ended June 30, 2019, associated with the Makespace Agreement.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2019, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2019 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2019 consolidated organic storage rental revenue growth rate, consolidated organic total revenue growth rate and capital expenditures, (4) expectation that profits will increase in our emerging markets, (5) expectation that our growth portfolio will become a large part of our business over time, (6) statements regarding our expectation to reduce our leverage ratio and (7) ability to close pending acquisitions. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	our ability or inability to manage growth, expand internationally, complete acquisitions on satisfactory terms, to close pending acquisitions and to integrate acquired companies efficiently;

•	changes in the amount of our growth and recurring capital expenditures and our ability to invest according to plan;

•	our ability to comply with our existing debt obligations and restrictions in our debt instruments or to obtain additional financing to meet our working capital needs;

•	the impact of service interruptions or equipment damage and the cost of power on our data center operations;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.
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

Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six month periods ended June 30, 2019 within each section.
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
Divestments
a. Consumer Storage Transaction
On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately $20.0 million in cash (gross of certain transaction expenses) (the "Cash Contribution") to a joint venture entity, Makespace LLC (the "Makespace JV"), established by us and Makespace Labs, Inc. ("Makespace"), a consumer storage services provider (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction on March 19, 2019, the Makespace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by Makespace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the Makespace JV (the "Makespace Investment").
As described in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operations in our consolidated financial statements. In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. We recognized approximately $7.4 million and $7.9 million of revenue, respectively, for the three and six months ended June 30, 2019 associated with the Makespace Agreement.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) carrying value of our consumer storage operations and (ii) the Cash Contribution.

b. IMFS Divestment
On September 28, 2018, we sold substantially all of the assets associated with our fulfillment services business in the United States for total consideration of approximately $3.0 million (the "IMFS Divestment"). As described in Note 13 to Notes to Consolidated Financial Statements in our Annual Report, we have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Our fulfillment services business represented approximately $6.8 million and $14.2 million of total revenues and approximately $0.0 million and $1.2 million of income from continuing operations for the three and six months ended June 30, 2018, respectively.
Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with our acquisition of Recall Holdings Limited ("Recall") (the "Recall Transaction") and acquisition expenditures associated with the IODC Transaction to be approximately $405.0 million, the substantial majority of which was incurred prior to the end of 2018. From January 1, 2015 through June 30, 2019, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $394.1 million, including $319.2 million of Significant Acquisition Costs (as defined in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report) and $74.9 million of capital expenditures. We expect the remaining amount of these operating and capital expenditures will be primarily related to moving costs associated with facility consolidation and system upgrade costs.

Immaterial Restatement
In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability which relates to periods prior to January 1, 2019. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, and have reflected this reserve through an immaterial restatement of our consolidated financial statements. As a result, certain line items in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 have been restated to reflect the immaterial restatement. See Note 2.n. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the effect of the immaterial restatement on certain line items in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.
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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Three Months Ended June 30,		Average Exchange Rates for the Three Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.8%	$0.700	$0.757	(7.5)%
Brazilian real	2.6%	2.9%	$0.255	$0.278	(8.3)%
British pound sterling	6.4%	6.8%	$1.285	$1.361	(5.6)%
Canadian dollar	5.7%	6.0%	$0.748	$0.775	(3.5)%
Euro	7.5%	7.2%	$1.124	$1.192	(5.7)%

	Percentage of United States Dollar-Reported Revenue for the Six Months Ended June 30,		Average Exchange Rates for the Six Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.8%	$0.706	$0.771	(8.4)%
Brazilian real	2.6%	3.0%	$0.260	$0.293	(11.3)%
British pound sterling	6.5%	6.8%	$1.294	$1.376	(6.0)%
Canadian dollar	5.7%	6.0%	$0.750	$0.783	(4.2)%
Euro	7.5%	7.1%	$1.130	$1.211	(6.7)%

The percentage of United States dollar-reported revenues for all other foreign currencies was 12.6% and 12.7% for the three and six months ended June 30, 2019, respectively, and 12.6% and 12.7% for the three and six months ended June 30, 2018, respectively.

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); and (4) Significant Acquisition Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (Loss) from Continuing Operations	$92,347	$92,263	$122,823	$131,652
Add/(Deduct):
Provision (Benefit) for Income Taxes	10,646	26,057	21,199	25,934
Other (Income) Expense, Net	(15,192)	(19,056)	18	1,095
Interest Expense, Net	105,314	102,196	207,750	199,898
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment, Net	(8,405)	(546)	(7,803)	(1,676)
Depreciation and Amortization	164,331	156,220	326,814	316,798
Significant Acquisition Costs	1,901	10,421	4,647	29,429
Adjusted EBITDA	$350,942	$367,555	$675,448	$703,130

Adjusted EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.32	$0.32	$0.42	$0.46
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—
Other (Income) Expense, Net	(0.05)	(0.07)	—	—
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment, Net	(0.03)	—	(0.03)	(0.01)
Significant Acquisition Costs	0.01	0.04	0.02	0.10
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	0.01	(0.01)	(0.05)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.23	$0.30	$0.40	$0.51
_______________________________________________________________________________

(1)
The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2019 and 2018, respectively, is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2019 and 2018 was 17.7% and 22.0%, respectively.

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
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$92,475	$91,903	$122,927	$130,830
Add/(Deduct):
Real Estate Depreciation(1)	74,161	69,908	147,240	139,441
Gains on Sale of Real Estate, Net of Tax	(30,512)	—	(30,512)	—
Data Center Lease-Based Intangible Assets Amortization(2)	11,372	7,563	23,981	18,401
FFO (Nareit)	147,496	169,374	263,636	288,672
Add/(Deduct):
(Gain) Loss on Disposal/Write-Down of Property, Plant and Equipment (Excluding Real Estate), Net	27,587	(546)	28,189	(1,676)
Other (Income) Expense, Net(3)	(15,192)	(19,056)	18	1,095
Real Estate Financing Lease Depreciation	3,113	3,503	6,617	6,949
Significant Acquisition Costs	1,901	10,421	4,647	29,429
Tax Impact of Reconciling Items and Discrete Tax Items(4)	(10,168)	2,002	(10,144)	(15,008)
(Income) Loss from Discontinued Operations, Net of Tax(5)	(128)	360	(104)	822
FFO (Normalized)	$154,609	$166,058	$292,859	$310,283
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

(3)
Includes foreign currency transaction (gains) losses, net of $(19.3) million and $(1.6) million in the three and six months ended June 30 2019, respectively, and $(18.6) million and $3.2 million in the three and six months ended June 30, 2018, respectively. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(5.9) million and $(6.5) million for the three and six months ended June 30, 2019, respectively, and $2.9 million and $(10.6) million for the three and six months ended June 30, 2018, respectively.

(5)	Net of a de minimis tax benefit for the three and six months ended June 30, 2019 and 2018.

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
Recent Accounting Pronouncements
See Note 2.l. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2019	2018
Revenues	$1,066,907	$1,060,823	$6,084	0.6%
Operating Expenses	873,792	859,363	14,429	1.7%
Operating Income	193,115	201,460	(8,345)	(4.1)%
Other Expenses, Net	100,768	109,197	(8,429)	(7.7)%
Income from Continuing Operations	92,347	92,263	84	0.1%
Income (Loss) from Discontinued Operations, Net of Tax	128	(360)	488	(135.6)%
Net Income	92,475	91,903	572	0.6%
Net Income (Loss) Attributable to Noncontrolling Interests	34	142	(108)	(76.1)%
Net Income Attributable to Iron Mountain Incorporated	$92,441	$91,761	$680	0.7%
Adjusted EBITDA(1)	$350,942	$367,555	$(16,613)	(4.5)%
Adjusted EBITDA Margin(1)	32.9%	34.6%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2019	2018
Revenues	$2,120,770	$2,103,281	$17,489	0.8%
Operating Expenses	1,768,980	1,744,702	24,278	1.4%
Operating Income	351,790	358,579	(6,789)	(1.9)%
Other Expenses, Net	228,967	226,927	2,040	0.9%
Income from Continuing Operations	122,823	131,652	(8,829)	(6.7)%
Income (Loss) from Discontinued Operations, Net of Tax	104	(822)	926	(112.7)%
Net Income	122,927	130,830	(7,903)	(6.0)%
Net Income Attributable to Noncontrolling Interests	925	610	315	51.6%
Net Income Attributable to Iron Mountain Incorporated	$122,002	$130,220	$(8,218)	(6.3)%
Adjusted EBITDA(1)	$675,448	$703,130	$(27,682)	(3.9)%
Adjusted EBITDA Margin(1)	31.8%	33.4%
______________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$669,288	$655,439	$13,849	2.1%	4.6%	2.4%
Service	397,619	405,384	(7,765)	(1.9)%	0.7%	(2.0)%
Total Revenues	$1,066,907	$1,060,823	$6,084	0.6%	3.1%	0.7%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$1,332,262	$1,306,588	$25,674	2.0%	4.8%	2.2%
Service	788,508	796,693	(8,185)	(1.0)%	2.1%	(0.2)%
Total Revenues	$2,120,770	$2,103,281	$17,489	0.8%	3.8%	1.3%

_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and six months ended June 30, 2019, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures and consolidated organic storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 2.6% to the reported storage rental revenue growth rates for the six months ended June 30, 2019 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Organic storage rental revenue growth of 2.2% in the six months ended June 30, 2019 compared to the prior year period was driven by organic storage rental revenue growth of 1.6% in our North American Records and Information Management Business segment due to revenue management partially offset by volume decreases, as well as organic storage rental revenue growth of 2.8% and 4.2% in our Western European Business and Other International Business segments, respectively, primarily a result of volume increases and, to a lesser extent, revenue management. Organic storage rental revenue growth in our Global Data Center Business segment was 5.7% for the six months ended June 30, 2019 compared to the prior year period, primarily related to a $1.7 million lease modification fee that benefited organic storage rental revenue growth for the segment by 1.7%. Organic storage rental revenue growth in our North American Data Management Business segment was negative 2.5% for the six months ended June 30, 2019 compared to the prior year period due to lower storage volume, partially offset by the impact of revenue management. Excluding the impact of acquisitions/divestitures, global records management net volumes as of June 30, 2019 increased by 0.4% over the ending volume as of June 30, 2018. Including the impact of acquisitions/divestitures, global records management net volumes as of June 30, 2019 increased by 1.4% over the ending volume at June 30, 2018, supported by net volume increases of 1.9% and 6.5% in our Western European Business and Other International Business segments, respectively, partially offset by a net volume decrease of 1.0% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the six months ended June 30, 2019 by 2.8%, compared to the prior year period.

Service Revenues

In the three and six months ended June 30, 2019, the decrease in reported consolidated service revenues was driven by unfavorable fluctuations in foreign currency exchange rates and negative organic service revenue growth, partially offset by the favorable impact of acquisitions/divestitures. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate for the six months ended June 30, 2019 by 3.1%, compared to the prior year period. In the three months ended June 30, 2019, organic service revenue growth was negative 2.0% compared to the prior year period, primarily driven by negative organic service revenue growth of 2.1% in our North American Records and Information Management Business segment, primarily due to recent declines in recycled paper prices and lower destruction activity. In the six months ended June 30, 2019, organic service revenue growth was negative 0.2% compared to the prior year period, primarily driven by continued declines in organic service revenue activity levels in our North American Data Management Business segment resulting in negative 4.9% organic service revenue growth in this segment, as the storage business in this segment becomes more archival in nature and tape volumes decline, and flat organic service revenue growth in our North American Records and Information Management Business segment reflecting increased secured shredding revenues and project activity which were fully offset by lower destructions and recent declines in recycled paper prices. The negative growth in organic service revenue was partially offset by organic service revenue growth of 2.1% in our Western European Business segment, primarily due to higher destruction activity. The net impact of acquisitions/divestitures contributed 2.3% to the reported service revenue growth rates for the six months ended June 30, 2019, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $6.1 million, or 0.6%, to $1,066.9 million and $17.5 million, or 0.8%, to $2,120.8 million for the three and six months ended June 30, 2019, respectively, from $1,060.8 million and $2,103.3 million for the three and six months ended June 30, 2018, respectively. The net impact of acquisitions/divestitures contributed 2.5% to the reported consolidated revenue growth rate for the six months ended June 30, 2019 compared to the prior year period. Consolidated organic revenue growth was 1.3% in the six months ended June 30, 2019 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the six months ended June 30, 2019 by 3.0%, compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2017		2018				2019
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	3.5%	4.2%	3.7%	1.9%	2.3%	1.9%	2.0%	2.4%
Service Revenue	(0.2)%	(0.1)%	1.4%	7.6%	7.1%	6.1%	1.8%	(2.0)%
Total Revenues	2.0%	2.5%	2.8%	4.1%	4.1%	3.5%	1.9%	0.7%

We expect our consolidated organic storage rental revenue growth rate for 2019 to be approximately 2.2% to 2.8% and our consolidated organic total revenue growth rate to be approximately 1.3% to 2.0%. During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 4.2%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth for the second quarter of 2018 were negatively impacted by 0.8% and 0.5%, respectively, related to a $4.2 million customer termination fee in our Global Data Center Business segment in the second quarter of 2017. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth for the second quarter of 2019 were benefited by 0.3% and 0.2%, respectively, related to a $1.7 million customer lease modification fee in our Global Data Center Business segment. We expect similar benefits in the third and fourth quarters of 2019 related to this modification fee, which will total approximately $5.4 million for the full year 2019. Our organic storage rental revenue growth rates have declined over the past two fiscal years, as organic storage rental revenue growth for full year 2017 and 2018 was 3.9% and 2.4%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and in the six months ended June 30, 2019, we experienced modest volume declines in our North American Records and Information Management Business and North American Data Management Business segments, with organic storage rental revenue growth coming primarily from revenue management in these segments and volume growth in our Western European Business and Other International Business segments. Within these business segments, we expect these trends to continue into the next few years.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature and tape volumes decline. The recent increases in organic service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8% and (2.0)% for the first and second quarter of 2019, respectively, reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. We expect these trends to continue throughout 2019.
OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
Labor	$206,623	$207,099	$(476)	(0.2)%	3.0%	19.4%	19.5%	(0.1)%
Facilities	176,950	162,450	14,500	8.9%	11.9%	16.6%	15.3%	1.3%
Transportation	41,959	40,084	1,875	4.7%	7.5%	3.9%	3.8%	0.1%
Product Cost of Sales and Other	38,277	40,004	(1,727)	(4.3)%	(0.5)%	3.6%	3.8%	(0.2)%
Significant Acquisition Costs	1,293	1,827	(534)	(29.2)%	(28.0)%	0.1%	0.2%	(0.1)%
Total Cost of Sales	$465,102	$451,464	$13,638	3.0%	6.3%	43.6%	42.6%	1.0%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
Labor	$411,914	$416,006	$(4,092)	(1.0)%	2.8%	19.4%	19.8%	(0.4)%
Facilities	351,669	324,562	27,107	8.4%	11.7%	16.6%	15.4%	1.2%
Transportation	82,999	78,357	4,642	5.9%	9.3%	3.9%	3.7%	0.2%
Product Cost of Sales and Other	77,873	79,137	(1,264)	(1.6)%	2.7%	3.7%	3.8%	(0.1)%
Significant Acquisition Costs	2,191	2,123	68	3.2%	7.8%	0.1%	0.1%	—%
Total Cost of Sales	$926,646	$900,185	$26,461	2.9%	6.6%	43.7%	42.8%	0.9%

Labor
Labor expenses decreased to 19.4% of consolidated revenues in the six months ended June 30, 2019 compared to 19.8% in the six months ended June 30, 2018. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by improvements across our North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments, partially attributable to ongoing cost management initiatives. On a constant dollar basis, labor expenses for the six months ended June 30, 2019 increased by $11.1 million, or 2.8%, compared to the prior year period, primarily driven by acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as increased labor costs related to growth of our shredding operations within our North American Records and Information Management Business segment.

Facilities
Facilities expenses increased to 16.6% of consolidated revenues in the six months ended June 30, 2019 compared to 15.4% in the six months ended June 30, 2018. The 120 basis point increase in facilities expenses as a percentage of consolidated revenues was driven primarily by acquisitions in our Global Data Center Business segment and our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, facilities expenses for the six months ended June 30, 2019 increased by $36.9 million, or 11.7%, compared to the prior year period, driven by higher rent expense, insurance costs and building maintenance, in part driven by the acquisitions mentioned above.
Transportation
Transportation expenses increased to 3.9% of consolidated revenues in the six months ended June 30, 2019 compared to 3.7% in the six months ended June 30, 2018. The increase in transportation expenses as a percentage of consolidated revenues was primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, transportation expenses for the six months ended June 30, 2019 increased by $7.1 million, or 9.3%, compared to the prior year period, primarily driven by acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, were 3.7% of consolidated revenues for the six months ended June 30, 2019 compared to 3.8% in the six months ended June 30, 2018. On a constant dollar basis, product cost of sales and other increased by $2.0 million, or 2.7%, compared to the prior year period, primarily driven by special project costs.
Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $2.2 million and $2.1 million in the six months ended June 30, 2019 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall Transaction.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
General and Administrative	$143,842	$137,481	$6,361	4.6%	7.1%	13.5%	13.0%	0.5%
Sales, Marketing & Account Management	62,536	63,537	(1,001)	(1.6)%	0.6%	5.9%	6.0%	(0.1)%
Information Technology	42,029	37,248	4,781	12.8%	14.5%	3.9%	3.5%	0.4%
Bad Debt Expense	3,749	5,365	(1,616)	(30.1)%	(29.2)%	0.4%	0.5%	(0.1)%
Significant Acquisition Costs	608	8,594	(7,986)	(92.9)%	(92.8)%	0.1%	0.8%	(0.7)%
Total Selling, General and Administrative Expenses	$252,764	$252,225	$539	0.2%	2.4%	23.7%	23.8%	(0.1)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
General and Administrative	$295,174	$281,214	$13,960	5.0%	7.8%	13.9%	13.4%	0.5%
Sales, Marketing & Account Management	128,706	132,410	(3,704)	(2.8)%	(0.5)%	6.1%	6.3%	(0.2)%
Information Technology	88,200	76,752	11,448	14.9%	16.9%	4.2%	3.6%	0.6%
Bad Debt Expense	8,787	11,713	(2,926)	(25.0)%	(23.5)%	0.4%	0.6%	(0.2)%
Significant Acquisition Costs	2,456	27,306	(24,850)	(91.0)%	(90.9)%	0.1%	1.3%	(1.2)%
Total Selling, General and Administrative Expenses	$523,323	$529,395	$(6,072)	(1.1)%	1.2%	24.7%	25.2%	(0.5)%
General and Administrative
General and administrative expenses increased to 13.9% of consolidated revenues in the six months ended June 30, 2019 compared to 13.4% in the six months ended June 30, 2018. The increase in general and administrative expenses as a percentage of consolidated revenues was driven mainly by higher compensation and professional fees within the Corporate and Other Business segment, primarily associated with our new global operations support team that is tasked with driving operational improvements, and acquisitions in the Global Data Center Business segment. On a constant dollar basis, general and administrative expenses for the six months ended June 30, 2019 increased by $21.4 million, or 7.8%, compared to the prior year period, primarily driven by increases in compensation and professional fees related to our global operations support team.
Sales, Marketing & Account Management
Sales, marketing and account management expenses decreased to 6.1% of consolidated revenues in the six months ended June 30, 2019 compared to 6.3% in the six months ended June 30, 2018. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to lower commissions expense and marketing costs. On a constant dollar basis, sales, marketing and account management expenses for the six months ended June 30, 2019 decreased by $0.6 million, or 0.5%, compared to the prior year period, primarily driven by lower marketing costs.

Information Technology
Information technology expenses increased to 4.2% of consolidated revenues in the six months ended June 30, 2019 compared to 3.6% in the six months ended June 30, 2018. Information technology expenses as a percentage of consolidated revenues reflect an increase in professional fees and compensation, primarily related to information security costs and investments in innovation and product development. On a constant dollar basis, information technology expenses for the six months ended June 30, 2019 increased by $12.7 million, or 16.9%, compared to the prior year period, primarily driven by an increase in professional fees and compensation, primarily related to information security costs and investments in innovation and product development.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the six months ended June 30, 2019 decreased by $2.7 million on a constant dollar basis compared to the prior year period, primarily driven by lower bad debt expense associated with our North American Records and Information Management Business and Other International Business segments.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $2.5 million and $27.3 million in the six months ended June 30, 2019 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
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
Depreciation expense increased $3.4 million, or 1.5%, on a reported dollar basis for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $6.6 million, or 7.2%, on a reported dollar basis for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Gain on disposal/write-down of property, plant and equipment, net
We are currently exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio of products and services. During the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. Therefore, we recorded an impairment charge of approximately $24.0 million during the second quarter of 2019, representing the net carrying value of the long-lived assets associated with these select offerings.

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and six months ended June 30, 2019 was approximately $8.4 million and $7.8 million, respectively. The gain for the six months ended June 30, 2019 consisted primarily of gains associated with the sale of certain land and buildings in the United Kingdom of approximately $36.0 million. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio, as described above, and (ii) the write-down of certain property, plant and equipment in our North American Records and Information Management Business of approximately $3.1 million.

OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $7.9 million, or 3.9%, to $207.8 million in the six months ended June 30, 2019 from $199.9 million in the six months ended June 30, 2018. This increase was a result of higher average debt outstanding during the six months ended June 30, 2019. See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2019	2018		2019	2018
Foreign currency transaction (gains) losses, net	$(19,331)	$(18,624)	$(707)	$(1,634)	$3,161	$(4,795)
Other, net	4,139	(432)	4,571	1,652	(2,066)	3,718
	$(15,192)	$(19,056)	$3,864	$18	$1,095	$(1,077)
Foreign Currency Transaction (Gains) Losses
We recorded net foreign currency transaction gains of $(1.6) million in the six months ended June 30, 2019, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries. These gains were partially offset by losses primarily from the impact of changes in the exchange rate of the Euro against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.
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
Other, net
Other, net for the six months ended June 30, 2019 includes the gain on sale from the Consumer Storage Transaction (as defined and discussed more fully in Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) of approximately $4.2 million. In addition, Other, net for the three and six months ended June 30, 2019 includes the change in estimated fair value of the noncontrolling interests associated with our business in India, which are accounted for as mandatorily redeemable noncontrolling interests.
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

Our effective tax rates for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018(1)	2019(1)	2018(2)
Effective Tax Rate	10.3%	22.0%	14.7%	16.5%
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2019 and for the three months ended June 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA (in thousands)
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2019	2018
Income (Loss) from Continuing Operations	$92,347	$92,263	$84	0.1%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	8.7%	8.7%
Adjusted EBITDA	$350,942	$367,555	$(16,613)	(4.5)%
Adjusted EBITDA Margin	32.9%	34.6%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2019	2018
Income (Loss) from Continuing Operations	122,823	$131,652	$(8,829)	(6.7)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	5.8%	6.3%
Adjusted EBITDA	$675,448	$703,130	$(27,682)	(3.9)%
Adjusted EBITDA Margin	31.8%	33.4%

Consolidated Adjusted EBITDA for the six months ended June 30, 2019 decreased by $27.7 million, or approximately 3.9%, and consolidated Adjusted EBITDA Margin decreased by 160 basis points compared to the same prior year period, primarily as a result of increased labor costs in our secure shredding business, higher technology costs associated with information security investments and higher overhead expenses associated with the growth of our data center business.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $0.8 million for the six months ended June 30, 2018, primarily related to the costs associated with the Recall Divestments (as discussed in Note 13 to Notes to Consolidated Financial Statements in our Annual Report).

NONCONTROLLING INTERESTS
For the six months ended June 30, 2019 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $0.9 million and $0.6 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$313,355	$305,895	$7,460	2.4%	2.8%	1.8%
Service	225,918	233,185	(7,267)	(3.1)%	(2.7)%	(2.1)%
Segment Revenue	$539,273	$539,080	$193	—%	0.4%	0.1%
Segment Adjusted EBITDA(1)	$245,585	$244,861	$724
Segment Adjusted EBITDA Margin(2)	45.5%	45.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$620,341	$610,714	$9,627	1.6%	2.0%	1.6%
Service	446,312	455,209	(8,897)	(2.0)%	(1.5)%	—%
Segment Revenue	$1,066,653	$1,065,923	$730	0.1%	0.5%	0.9%
Segment Adjusted EBITDA(1)	$469,268	$470,599	$(1,331)
Segment Adjusted EBITDA Margin(2)	44.0%	44.1%
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

For the six months ended June 30, 2019, reported revenue in our North American Records and Information Management Business segment increased 0.1%, compared to the six months ended June 30, 2018, due to organic revenue growth, offset by the unfavorable net impact of acquisitions/dispositions (due to the IMFS Divestment) and foreign currency exchange rates. Organic revenue growth of 0.9% was primarily the result of organic storage rental revenue growth of 1.6% driven by revenue management, partially offset by volume decreases. In addition, flat organic service revenue growth was driven by growth in secure shredding revenue and increased project activity, fully offset by recent declines in recycled paper prices, lower destructions and reduced retrieval/re-file and related transportation activity. In the three months ended June 30, 2019, organic service revenue growth was negative 2.1% primarily due to recent declines in recycled paper prices and lower destruction activity. Adjusted EBITDA margin decreased 10 basis points during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by higher labor and transportation costs in our secure shredding business and increased facility rent expense, partially offset by lower commissions expense.

North American Data Management Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$66,750	$68,808	$(2,058)	(3.0)%	(2.7)%	(2.1)%
Service	29,665	31,223	(1,558)	(5.0)%	(4.7)%	(6.5)%
Segment Revenue	$96,415	$100,031	$(3,616)	(3.6)%	(3.4)%	(3.5)%
Segment Adjusted EBITDA(1)	$53,068	$55,280	$(2,212)
Segment Adjusted EBITDA Margin(2)	55.0%	55.3%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$133,322	$138,054	$(4,732)	(3.4)%	(3.1)%	(2.5)%
Service	59,840	61,941	(2,101)	(3.4)%	(3.1)%	(4.9)%
Segment Revenue	$193,162	$199,995	$(6,833)	(3.4)%	(3.1)%	(3.2)%
Segment Adjusted EBITDA(1)	$103,620	$109,132	$(5,512)
Segment Adjusted EBITDA Margin(2)	53.6%	54.6%

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

For the six months ended June 30, 2019, reported revenue in our North American Data Management Business segment decreased 3.4%, compared to the six months ended June 30, 2018, primarily due to negative organic revenue growth. The negative organic revenue growth of 3.2% was primarily attributable to a decline in organic service revenue growth of 4.9% due to continued declines in service revenue activity levels as the business becomes more archival in nature and tape volumes decrease, as well as a decline in organic storage rental revenue of 2.5%, primarily attributable to volume decreases, partially offset by the impact of revenue management. Adjusted EBITDA margin decreased 100 basis points during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily associated with investments in new products and services, as well as lower revenue not being offset by lower fixed costs.

Western European Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$78,554	$82,439	$(3,885)	(4.7)%	0.8%	2.4%
Service	48,773	51,001	(2,228)	(4.4)%	1.0%	1.2%
Segment Revenue	$127,327	$133,440	$(6,113)	(4.6)%	0.9%	1.9%
Segment Adjusted EBITDA(1)	$44,163	$46,594	$(2,431)
Segment Adjusted EBITDA Margin(2)	34.7%	34.9%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$159,249	$166,391	$(7,142)	(4.3)%	2.0%	2.8%
Service	96,831	101,124	(4,293)	(4.2)%	2.0%	2.1%
Segment Revenue	$256,080	$267,515	$(11,435)	(4.3)%	2.0%	2.5%
Segment Adjusted EBITDA(1)	$83,372	$90,560	$(7,188)
Segment Adjusted EBITDA Margin(2)	32.6%	33.9%
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

For the six months ended June 30, 2019, reported revenue in our Western European Business segment decreased 4.3%, compared to the six months ended June 30, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth. Organic revenue growth was 2.5%, primarily attributable to organic storage rental revenue growth of 2.8%, primarily associated with volume increases and, to a lesser extent, revenue management, as well as organic service revenue growth of 2.1%, reflecting higher destruction activity. For the six months ended June 30, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 6.3% compared to the prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA margin decreased 130 basis points during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by higher facilities costs, compensation and higher professional fees. The higher facilities costs reflect increased rent and utility costs, partially offset by lower property taxes.

Other International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$128,898	$129,611	$(713)	(0.6)%	7.0%	3.7%
Service	70,925	77,916	(6,991)	(9.0)%	(0.4)%	(2.0)%
Segment Revenue	$199,823	$207,527	$(7,704)	(3.7)%	4.3%	1.6%
Segment Adjusted EBITDA(1)	$58,749	$60,452	$(1,703)
Segment Adjusted EBITDA Margin(2)	29.4%	29.1%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$258,371	$261,358	$(2,987)	(1.1)%	7.8%	4.2%
Service	142,408	156,936	(14,528)	(9.3)%	0.4%	(1.3)%
Segment Revenue	$400,779	$418,294	$(17,515)	(4.2)%	5.1%	2.1%
Segment Adjusted EBITDA(1)	$116,873	$121,199	$(4,326)
Segment Adjusted EBITDA Margin(2)	29.2%	29.0%
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

In the six months ended June 30, 2019, reported revenue in our Other International Business segment decreased 4.2% compared to the six months ended June 30, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth and the favorable impact of acquisitions/divestitures. Organic revenue growth was 2.1%, supported by 4.2% organic storage rental revenue growth, primarily due to volume increases and, to a lesser extent, revenue management, partially offset by negative 1.3% organic service revenue growth, primarily due to a decrease in project activity. The net impact of acquisitions/divestitures contributed 3.0% to reported revenue growth for the six months ended June 30, 2019, compared to the prior year period. For the six months ended June 30, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Other International Business segment by 9.3% compared to the prior year period primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA margin increased 20 basis points for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to compensation growing at a lower rate than revenue and a decrease in transportation costs, partially offset by higher facilities costs, mainly rent expense and building maintenance costs.

Global Data Center Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$60,582	$51,945	$8,637	16.6%	17.2%	8.4%
Service	1,709	2,950	(1,241)	(42.1)%	(42.1)%	(45.4)%
Segment Revenue	$62,291	$54,895	$7,396	13.5%	14.0%	5.5%
Segment Adjusted EBITDA(1)	$27,641	$24,901	$2,740
Segment Adjusted EBITDA Margin(2)	44.4%	45.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$120,300	$97,440	$22,860	23.5%	23.9%	5.7%
Service	3,527	4,058	(531)	(13.1)%	(13.1)%	(23.7)%
Segment Revenue	$123,827	$101,498	$22,329	22.0%	22.4%	4.5%
Segment Adjusted EBITDA(1)	$53,652	$45,691	$7,961
Segment Adjusted EBITDA Margin(2)	43.3%	45.0%
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

For the six months ended June 30, 2019, reported revenue in our Global Data Center Business segment increased 22.0% compared to the six months ended June 30, 2018, primarily due to the impact of acquisitions (see Note 6 of Notes to Consolidated Financial Statements included in our Annual Report for additional acquisition details). The impact of acquisitions contributed 17.9% to the reported revenue growth rate in our Global Data Center Business segment for the six months ended June 30, 2019 compared to the prior year period. Organic storage rental revenue growth in our Global Data Center Business segment was 5.7% for the six months ended June 30, 2019 compared to the prior year period, primarily related to a $1.7 million lease modification fee that benefited organic storage rental revenue growth by 1.7%. For the three months ended June 30, 2019 the impact of the modification fee benefited organic storage rental revenue growth by 3.2%. Adjusted EBITDA increased $8.0 million for the six months ended June 30, 2019 compared to the prior year period, primarily due to the impact of acquisitions. Adjusted EBITDA margin decreased 170 basis points during the six months ended June 30, 2019 compared to the prior year period primarily due to the impact of recent acquisitions that operate at lower margins and increased overhead to support the growth of this business.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$21,149	$16,741	$4,408	26.3%	27.6%	3.0%
Service	20,629	9,109	11,520	126.5%	132.5%	14.9%
Segment Revenue	$41,778	$25,850	$15,928	61.6%	64.2%	7.1%
Segment Adjusted EBITDA(1)	$(78,264)	$(64,533)	$(13,731)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(7.3)%	(6.1)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$40,679	$32,631	$8,048	24.7%	26.0%	4.8%
Service	39,590	17,425	22,165	127.2%	135.7%	13.4%
Segment Revenue	$80,269	$50,056	$30,213	60.4%	63.5%	7.7%
Segment Adjusted EBITDA(1)	$(151,337)	$(134,051)	$(17,286)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(7.1)%	(6.4)%
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

During the six months ended June 30, 2019, Adjusted EBITDA in the Corporate and Other Business segment as a percentage of consolidated revenues decreased 70 basis points compared to the six months ended June 30, 2018. Adjusted EBITDA in the Corporate and Other Business segment decreased $17.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by higher compensation and professional fees associated with investments in our global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment.

Liquidity and Capital Resources
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2019	2018
Cash flows from operating activities - continuing operations	$429,731	$393,806
Cash flows from investing activities - continuing operations	(474,734)	(1,921,496)
Cash flows from financing activities - continuing operations	39,102	798,753
Cash and cash equivalents at the end of period	161,996	188,192
Cash Flows from Operating Activities
For the six months ended June 30, 2019, net cash flows provided by operating activities increased by $35.9 million compared to the prior year period, primarily due to a decrease in cash used in working capital of $40.5 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses, offset by a decrease in net income (including non-cash charges) of $4.6 million.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2019 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $44.7 million, primarily funded by borrowings under our revolving credit facility (the "Revolving Credit Facility").

•
We paid cash for capital expenditures of $367.1 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, and incurred both (i) customer inducements (which consist primarily of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) and third-party commissions during the six months ended June 30, 2019 of $33.4 million, $5.8 million and $51.3 million, respectively.

•	We paid $19.2 million as part of our investment in Makespace (as discussed above).

•	We received proceeds of $46.8 million, primarily from the sale of three facilities in the United Kingdom.
Cash Flows from Financing Activities
Our significant financing activities during the six months ended June 30, 2019 included:

•	Net proceeds of $395.2 million primarily associated with the borrowings and repayments on our Revolving Credit Facility.

•	Payment of dividends in the amount of $353.4 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the six months ended June 30, 2019 and 2018, organized by the type of the spending as described in our Annual Report:

	Six Months Ended June 30,

Nature of Capital Spend (in thousands)	2019	2018
Growth Investment Capital Expenditures:
Real Estate(1)	$40,459	$73,493
Non-Real Estate(2)	18,993	22,868
Data Center(3)	235,170	56,815
Innovation(1)	10,680	4,587
Total Growth Investment Capital Expenditures	305,302	157,763
Recurring Capital Expenditures:
Real Estate(2)	27,563	23,615
Non-Real Estate(2)	12,260	10,435
Data Center(3)	3,607	5,743
Total Recurring Capital Expenditures	43,430	39,793
Total Capital Spend (on accrual basis)	348,732	197,556
Net increase (decrease) in prepaid capital expenditures	410	(1,733)
Net decrease (increase) in accrued capital expenditures	17,989	21,778
Total Capital Spend (on cash basis)	$367,131	$217,601
_______________________________________________________________________________
For the year ending December 31, 2019, excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with the integrations of Recall and IODC, we expect the following:

(1)	Growth investment capital expenditures on real estate and innovation to be approximately $175.0 million;

(2)	Recurring capital expenditures on real estate and non-real estate, as well as non-real estate growth investment capital expenditures, to be approximately $145.0 million to $155.0 million; and

(3)	Capital expenditures on our data center business to be approximately $300.0 million.
Dividends
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared during the first six months of 2019 and fiscal year 2018.

Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment as of June 30, 2019 is related to cash and cash equivalents. See Note 2.h. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our time deposits.
Long-term debt as of June 30, 2019 is as follows (in thousands):

	June 30, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$1,181,376	$(12,548)	$1,168,828
Term Loan A	234,375	—	234,375
Term Loan B	689,782	(8,118)	681,664
Australian Dollar Term Loan	230,048	(2,691)	227,357
UK Bilateral Revolving Credit Facility	177,762	(2,030)	175,732
4 3/8% Senior Notes due 2021	500,000	(3,295)	496,705
6% Senior Notes due 2023	600,000	(4,576)	595,424
5 3/8% CAD Senior Notes due 2023	190,972	(2,335)	188,637
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(7,096)	992,904
3% Euro Senior Notes due 2025	341,128	(3,781)	337,347
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	507,891	(6,074)	501,817
5 3/8% Senior Notes due 2026	250,000	(2,971)	247,029
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes")	1,000,000	(11,731)	988,269
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(10,333)	814,667
Real Estate Mortgages, Financing Lease Liabilities and Other	559,622	(425)	559,197
Accounts Receivable Securitization Program	254,962	(149)	254,813
Mortgage Securitization Program	50,000	(1,055)	48,945
Total Long-term Debt	8,592,918	(79,208)	8,513,710
Less Current Portion	(123,527)	—	(123,527)
Long-term Debt, Net of Current Portion	$8,469,391	$(79,208)	$8,390,183

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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of June 30, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.8	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
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

At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At the Market (ATM) Equity Program during the six months ended June 30, 2019. During the six months ended June 30, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of June 30, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

Forward-Starting Interest Rate Swap Agreements

In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swaps expire in March 2022 (as described in Note 2.h. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report). The forward-starting interest rate swap agreements have $350.0 million in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments at the rates specified in the interest rate swap agreements. We have designated these interest rate swap agreements as cash flow hedges beginning in the third quarter of 2019.
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

The following table presents the cumulative amount of operating and capital expenditures incurred during the six months ended June 30, 2019 and 2018, as well as the cumulative amount incurred through June 30, 2019, associated with the Recall Transaction and the IODC Transaction (in thousands):

	Cumulative Total Through June 30, 2019	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Significant Acquisition Costs	$319,171	$4,647	$29,429
Recall Capital Expenditures	74,890	1,353	7,245
Total	$394,061	$6,000	$36,674
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended June 30, 2019, nor did we repurchase any shares of our common stock during the three months ended June 30, 2019.
Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxomony Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 1, 2019