Form 10-Q
period 2019-09-30
IRON MOUNTAIN INC
filed 2019-10-31
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
As of October 25, 2019, the registrant had 287,143,406 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED

Part I. Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$186,778	$165,485
Accounts receivable (less allowances of $44,873 and $43,584 as of September 30, 2019 and December 31, 2018, respectively)	821,926	846,889
Prepaid expenses and other	195,189	195,740
Total Current Assets	1,203,893	1,208,114
Property, Plant and Equipment:
Property, plant and equipment	7,868,457	7,600,949
Less—Accumulated depreciation	(3,311,738)	(3,111,392)
Property, Plant and Equipment, Net	4,556,719	4,489,557
Other Assets, Net:
Goodwill	4,421,995	4,441,030
Customer relationships, customer inducements and data center lease-based intangibles	1,415,287	1,506,522
Operating lease right-of-use assets (see Note 2.d.)	1,765,496	—
Other	213,777	211,995
Total Other Assets, Net	7,816,555	6,159,547
Total Assets	$13,577,167	$11,857,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$394,822	$126,406
Accounts payable	289,940	318,765
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities, see Note 2.d.)	888,021	780,781
Deferred revenue	257,328	264,823
Total Current Liabilities	1,830,111	1,490,775
Long-term Debt, net of current portion	8,220,347	8,016,417
Long-term Operating Lease Liabilities, net of current portion (see Note 2.d.)	1,626,907	—
Other Long-term Liabilities	130,290	111,331
Deferred Rent (see Note 2.d.)	—	121,864
Deferred Income Taxes	189,564	183,836
Commitments and Contingencies (see Note 8)
Redeemable Noncontrolling Interests	68,099	70,532
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 287,135,194 and 286,321,009 shares as of September 30, 2019 and December 31, 2018, respectively)	2,871	2,863
Additional paid-in capital	4,287,964	4,263,348
(Distributions in excess of earnings) Earnings in excess of distributions	(2,433,802)	(2,139,493)
Accumulated other comprehensive items, net	(346,203)	(265,664)
Total Iron Mountain Incorporated Stockholders' Equity	1,510,830	1,861,054
Noncontrolling Interests	1,019	1,409
Total Equity	1,511,849	1,862,463
Total Liabilities and Equity	$13,577,167	$11,857,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenues:
Storage rental	$673,318	$656,973
Service	388,906	404,018
Total Revenues	1,062,224	1,060,991
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	451,317	448,018
Selling, general and administrative	239,156	259,929
Depreciation and amortization	157,561	157,797
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Notes 2.j. and 2.m.)	(9,284)	(388)
Total Operating Expenses	838,750	865,356
Operating Income (Loss)	223,474	195,635
Interest Expense, Net (includes Interest Income of $1,558 and $1,382 for the three months ended September 30, 2019 and 2018, respectively)	106,677	103,938
Other (Income) Expense, Net	(13,415)	325
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	130,212	91,372
Provision (Benefit) for Income Taxes	21,928	14,023
Income (Loss) from Continuing Operations	108,284	77,349
(Loss) Income from Discontinued Operations, Net of Tax	—	(11,605)
Net Income (Loss)	108,284	65,744
Less: Net Income (Loss) Attributable to Noncontrolling Interests	609	(125)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$107,675	$65,869
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.37	$0.27
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.37	$0.23
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.37	$0.27
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.37	$0.23
Weighted Average Common Shares Outstanding—Basic	287,152	286,159
Weighted Average Common Shares Outstanding—Diluted	287,691	286,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Revenues:
Storage rental	$2,005,580	$1,963,561
Service	1,177,414	1,200,711
Total Revenues	3,182,994	3,164,272
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,377,963	1,348,203
Selling, general and administrative	762,479	789,324
Depreciation and amortization	484,375	474,595
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Notes 2.j. and 2.m.)	(17,087)	(2,064)
Total Operating Expenses	2,607,730	2,610,058
Operating Income (Loss)	575,264	554,214
Interest Expense, Net (includes Interest Income of $4,804 and $5,048 for the nine months ended September 30, 2019 and 2018, respectively)	314,427	303,836
Other (Income) Expense, Net	(13,397)	1,420
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	274,234	248,958
Provision (Benefit) for Income Taxes	43,127	39,957
Income (Loss) from Continuing Operations	231,107	209,001
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)
Net Income (Loss)	231,211	196,574
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,534	485
Net Income (Loss) Attributable to Iron Mountain Incorporated	$229,677	$196,089
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.80	$0.73
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.80	$0.69
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.80	$0.73
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.80	$0.68
Weighted Average Common Shares Outstanding—Basic	286,869	285,801
Weighted Average Common Shares Outstanding—Diluted	287,555	286,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net Income (Loss)	$108,284	$65,744
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(83,595)	(24,769)
Change in Fair Value of Derivative Instruments	(1,496)	1,980
Total Other Comprehensive (Loss) Income	(85,091)	(22,789)
Comprehensive Income (Loss)	23,193	42,955
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(100)	(2,104)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,293	$45,059

	Nine Months Ended September 30,
	2019	2018
Net Income (Loss)	$231,211	$196,574
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(71,195)	(132,290)
Change in Fair Value of Derivative Instruments	(9,101)	4,183
Total Other Comprehensive (Loss) Income	(80,296)	(128,107)
Comprehensive Income (Loss)	150,915	68,467
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,777	(3,351)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$149,138	$71,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended September 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	6,381	73,425	1	6,380	—	—	—	—
Change in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,590)
Parent cash dividends declared (see Note 9)	(176,665)	—	—	—	(176,665)	—	—	—
Foreign currency translation adjustment	(82,886)	—	—	—	—	(82,886)	—	(709)
Change in fair value of derivative instruments	(1,496)	—	—	—	—	(1,496)	—	—
Net income (loss)	107,534	—	—	—	107,675	—	(141)	750
Noncontrolling interests dividends	—	—	—	—	—	—	—	(465)
Balance, September 30, 2019	$1,511,849	287,135,194	$2,871	$4,287,964	$(2,433,802)	$(346,203)	$1,019	$68,099

Nine Month Period Ended September 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of ASU 2016-02 (see Note 2.d.)	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	26,078	814,185	8	26,070	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	(3,136)
Parent cash dividends declared (see Note 9)	(529,767)	—	—	—	(529,767)	—	—	—
Foreign currency translation adjustment	(71,438)	—	—	—	—	(71,438)	—	243
Change in fair value of derivative instruments	(9,101)	—	—	—	—	(9,101)	—	—
Net income (loss)	229,287	—	—	—	229,677	—	(390)	1,924
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,464)
Balance, September 30, 2019	$1,511,849	287,135,194	$2,871	$4,287,964	$(2,433,802)	$(346,203)	$1,019	$68,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended September 30, 2018
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, June 30, 2018	$2,035,874	286,099,227	$2,861	$4,256,894	$(2,017,938)	$(207,450)	$1,507	$95,340
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	6,742	121,831	1	6,741	—	—	—	—
Change in value of redeemable noncontrolling interests	(2,448)	—	—	(2,448)	—	—	—	2,448
Parent cash dividends declared (see Note 9)	(169,186)	—	—	—	(169,186)	—	—	—
Foreign currency translation adjustment	(22,791)	—	—	—	—	(22,790)	(1)	(1,978)
Change in fair value of derivative instruments	1,980	—	—	—	—	1,980	—	—
Net income (loss)	65,853	—	—	—	65,869	—	(16)	(109)
Noncontrolling interests dividends	—	—	—	—	—	—	—	(956)
Balance, September 30, 2018	$1,916,024	286,221,058	$2,862	$4,261,187	$(2,121,255)	$(228,260)	$1,490	$94,745

Nine Month Period Ended September 30, 2018
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2017	$2,285,134	283,110,183	$2,831	$4,164,562	$(1,779,674)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.c.)	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	20,547	662,389	7	20,540	—	—	—	—
Issuance of shares associated with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 12 to Notes to Consolidated Financial Statements included in our Annual Report)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At the Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 9)	8,716	273,486	2	8,714	—	—	—	—
Changes in value of redeemable noncontrolling interests	(8,799)	—	—	(8,799)	—	—	—	8,799
Parent cash dividends declared (see Note 9)	(507,437)	—	—	—	(507,437)	—	—	—
Foreign currency translation adjustment	(128,303)	—	—	—	—	(128,454)	151	(3,987)
Change in fair value of derivative instruments	4,183	—	—	—	—	4,183	—	—
Net income (loss)	196,024	—	—	—	196,089	—	(65)	550
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,035)
Balance, September 30, 2018	$1,916,024	286,221,058	$2,862	$4,261,187	$(2,121,255)	$(228,260)	$1,490	$94,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$231,211	$196,574
Loss (income) from discontinued operations	(104)	12,427
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	336,485	337,923
Amortization (includes amortization of deferred financing costs and discounts of $12,286 and $11,537 for the nine months ended September 30, 2019 and 2018, respectively)	160,176	148,209
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	10,417	12,430
Stock-based compensation expense	28,140	23,352
Provision (benefit) for deferred income taxes	2,643	(2,699)
(Gain) loss on disposal/write-down of property, plant and equipment, net (see Note 2.j.)	(17,087)	(2,064)
Foreign currency transactions and other, net	(25,283)	(1,271)
(Increase) decrease in assets	(24,121)	(24,247)
(Decrease) increase in liabilities	(54,332)	(75,096)
Cash Flows from Operating Activities - Continuing Operations	648,145	625,538
Cash Flows from Operating Activities - Discontinued Operations	—	(995)
Cash Flows from Operating Activities	648,145	624,543
Cash Flows from Investing Activities:
Capital expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	(533,614)	(329,953)
Cash paid for acquisitions, net of cash acquired	(56,499)	(1,711,011)
Acquisition of customer relationships	(42,990)	(38,829)
Customer inducements	(7,429)	(6,212)
Contract fulfillment costs and third-party commissions	(63,090)	(18,520)
Net proceeds from divestments	—	1,019
Investments in joint ventures (see Note 10)	(19,222)	—
Proceeds from sales of property and equipment and other, net	82,148	713
Cash Flows from Investing Activities - Continuing Operations	(640,696)	(2,102,793)
Cash Flows from Investing Activities - Discontinued Operations	5,061	—
Cash Flows from Investing Activities	(635,635)	(2,102,793)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(12,690,691)	(11,226,171)
Proceeds from revolving credit facility, term loan facilities and other debt	12,256,276	12,437,017
Net proceeds from sales of senior notes	987,500	—
Debt repayment and equity distribution to noncontrolling interests	(1,464)	(2,035)
Parent cash dividends	(528,908)	(505,403)
Net proceeds associated with the Over-Allotment Option	—	76,192
Net proceeds associated with the At the Market (ATM) Program	—	8,716
Net (payments) proceeds associated with employee stock-based awards	(2,059)	(2,800)
Payment of debt financing and stock issuance costs	(769)	(15,957)
Cash Flows from Financing Activities - Continuing Operations	19,885	769,559
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	19,885	769,559
Effect of Exchange Rates on Cash and Cash Equivalents	(11,102)	(19,332)
Increase (decrease) in Cash and Cash Equivalents	21,293	(728,023)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	165,485	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Period	$186,778	$197,676

Supplemental Information:
Cash Paid for Interest	$342,139	$322,986
Cash Paid for Income Taxes, Net	$54,446	$49,061
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.d.)	$20,699	$56,493
Accrued Capital Expenditures	$78,329	$60,062
Accrued Purchase Price and Other Holdbacks	$4,135	$27,919
Dividends Payable	$182,859	$174,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(1) General
The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us") provide storage of physical records and data backup media, information management solutions and enterprise-class colocation and wholesale data center space that help organizations in various locations throughout North America, Europe, Latin America, Asia and Africa. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ information technology ("IT") infrastructure, with flexible deployment options, including both colocation and wholesale space.
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

On January 10, 2018, we completed the acquisition of IO Data Centers, LLC ("IODC") (the "IODC Transaction"). See Note 4.

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
At September 30, 2019 and December 31, 2018, we had $8,057 and $15,141, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

b.    Goodwill and Other Intangible Assets and Liabilities
Goodwill
Since December 31, 2018, there have been no changes to our accounting polices related to the accounting for goodwill. As of September 30, 2019 and December 31, 2018, no factors were identified that would alter our October 1, 2018 goodwill impairment analysis.
Our reporting units as of December 31, 2018 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. On March 19, 2019, we divested the business included in our former Consumer Storage reporting unit, which had no goodwill associated with it at December 31, 2018 or at the date of the divestment. See Note 10 for additional information.
The goodwill associated with acquisitions completed during the first nine months of 2019 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2018.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2019 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2018	$2,251,795	$493,491	$381,806	$818,223	$425,956	$69,759	$4,441,030
Deductible goodwill acquired during the year	5,109	—	675	10,333	—	—	16,117
Non-deductible goodwill acquired during the year	—	—	5,011	4,638	—	1,904	11,553
Fair value and other adjustments(1)	55	—	(1,012)	1,321	258	(417)	205
Currency effects	5,501	1,495	(15,717)	(32,461)	(5,182)	(546)	(46,910)
Goodwill balance, net accumulated amortization as of September 30, 2019	$2,262,460	$494,986	$370,763	$802,054	$421,032	$70,700	$4,421,995
Accumulated Goodwill Impairment Balance as of December 31, 2018	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of September 30, 2019	$85,909	$—	$46,500	$—	$—	$3,011	$135,420
_______________________________________________________________________________

(1)
Total fair value and other adjustments primarily include $867 in net adjustments related to property, plant and equipment, customer relationships and data center lease-based intangible assets and deferred income taxes and other liabilities offset by $662 of net cash received related to certain acquisitions completed in 2018.

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

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,747,535	$(529,164)	$1,218,371	$1,718,919	$(455,705)	$1,263,214
Customer inducements	53,097	(30,298)	22,799	56,478	(34,181)	22,297
Data center lease-based intangible assets(1)	264,382	(90,265)	174,117	271,818	(50,807)	221,011
Third-party commissions asset(2)	31,708	(3,001)	28,707	30,071	(1,089)	28,982
	$2,096,722	$(652,728)	$1,443,994	$2,077,286	$(541,782)	$1,535,504
Liabilities:
Data center below-market leases	$12,720	$(3,424)	$9,296	$12,318	$(1,642)	$10,676
_______________________________________________________________________________

(1)	Includes data center in-place lease intangible assets, data center tenant relationship intangible assets and data center above-market in-place lease intangible assets.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The third-party commissions asset is primarily comprised of additional payments associated with the execution of future customer contracts through the one-year anniversary of the acquisition of IODC, as described in Note 4.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized and are included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018. The other finite-lived intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in Other, a component of Other assets, net)	$19,842	$(17,385)	$2,457	$20,310	$(14,798)	$5,512

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of customer inducements and net revenue reduction associated with the amortization of data center above-market leases and data center below-market leases for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$29,064	$26,782	$85,228	$84,401
Data center in-place leases and tenant relationships	11,356	12,036	35,337	30,437
Third-party commissions asset and other finite-lived intangible assets	2,515	642	5,456	3,486
Revenue reduction associated with amortization of:
Customer inducements	$2,303	$3,229	$7,641	$8,782
Data center above-market leases and data center below-market leases	936	1,276	2,776	3,648

c.    Revenues

Since December 31, 2018, there have been no changes to our accounting policies related to the accounting for revenues as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.

The costs of the initial intake of customer records into physical storage ("Intake Costs") and capitalized commissions asset (collectively, "Contract Fulfillment Costs") as of September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019			December 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$37,938	$(20,974)	$16,964	$39,748	$(24,504)	$15,244
Capitalized commissions asset	Other (within Other Assets, Net)	56,585	(21,933)	34,652	58,424	(34,637)	23,787

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Intake Costs asset	$2,250	$2,294	$7,764	$7,915
Capitalized commissions asset	4,224	3,053	14,105	10,433

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Deferred revenue liabilities are reflected as follows in our Condensed Consolidated Balance Sheets:

Description	Location in Balance Sheet	September 30, 2019	December 31, 2018
Deferred revenue - Current	Deferred revenue	$257,328	$264,823
Deferred revenue - Long-term	Other Long-term Liabilities	26,572	26,401

Data Center Lessor Considerations

Our data center business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Prior to January 1, 2019, our data center revenue contracts were accounted for in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases ("ASC 840"). On January 1, 2019, we adopted ASU 2016-02, as described in more detail in Note 2.d. Beginning on January 1, 2019, our data center revenue contracts are accounted for in accordance with ASU 2016-02. ASU 2016-02 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our data center business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASU 2016-02 if the lease component is the predominant component and is accounted for under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), if the nonlease components are the predominant components. We have elected to take this practical expedient. Storage rental revenue associated with our data center business was approximately $62,000 and $182,300 for the three and nine months ended September 30, 2019, respectively, which includes approximately $12,000 and $31,000 of revenue associated with power and connectivity for the three and nine months ended September 30, 2019, respectively. The revenue related to the service component of our data center business remains unchanged from the adoption of ASU 2016-02 and is recognized in the period the related services are provided. Our accounting treatment for data center revenue was not significantly impacted by the adoption of ASU 2016-02.

The future minimum lease payments we expect to receive under non-cancellable data center operating leases, for which we are the lessor, excluding month to month leases, for the next five years are as follows:

Year	Future minimum lease payments
2019 (excluding the nine months ended September 30, 2019)	$58,381
2020	177,528
2021	118,980
2022	83,677
2023	67,569

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases, both operating and financing (formerly referred to as capital leases under ASC 840). ASU 2016-02 requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. Therefore, we applied ASC 840 to all earlier comparative periods (prior to the adoption of ASU 2016-02), including disclosures, and recognized the effects of applying ASU 2016-02 as a cumulative-effect adjustment to (Distributions in excess of earnings) Earnings in excess of distributions as of January 1, 2019, the effective date of the standard. As such, the comparative Condensed Consolidated Balance Sheet as of December 31, 2018 has not been restated to reflect the adoption of ASU 2016-02. Accordingly, the majority of the amount presented as deferred rent liabilities on our Consolidated Balance Sheet as of December 31, 2018 is now included in the calculation of operating lease right-of-use assets and any remaining amounts are now classified within other liability line items on our Condensed Consolidated Balance Sheet as of September 30, 2019. The transition guidance associated with ASU 2016-02 also permitted certain practical expedients. We elected the "package of 3" practical expedients permitted under the transition guidance which, among other things, allowed us to carryforward our historical lease classifications. We also adopted an accounting policy which provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheets after the adoption of ASU 2016-02. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.

The lease right-of-use assets and related lease liabilities are classified as either operating or financing. Lease right-of-use assets are calculated as the net present value of future payments plus any capitalized initial direct costs less any tenant improvements or lease incentives. Lease liabilities are calculated as the net present value of future payments. In calculating the present value of the lease payments, we will utilize the rate stated within the lease (in the limited circumstances when such rate is available) or, if no rate is explicitly stated, we have elected to utilize a rate that reflects our securitized incremental borrowing rate by geography for the lease term. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides a practical expedient which allows lessees to account for nonlease components (which include common area maintenance, taxes, and insurance) with the related lease component. Any variable nonlease components are not included within the lease right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets, and instead, are reflected as an expense in the period incurred. We have elected to take this practical expedient upon adoption of ASU 2016-02.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2019 and January 1, 2019 (date of adoption of ASU 2016-02) are as follows:

Description	Location in Balance Sheet	September 30, 2019	January 1, 2019 (Date of Adoption of ASU 2016-02)
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,765,496	$1,825,721
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, Plant and Equipment, Net	327,264	361,078
Total		$2,092,760	$2,186,799
Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$216,176	$209,911
Financing lease liabilities	Current portion of long-term debt	47,112	50,437
Total current lease liabilities		263,288	260,348
Long-term
Operating lease liabilities	Long-term Operating Lease Liabilities, net of current portion	1,626,907	1,685,771
Financing lease liabilities	Long-term Debt, net of current portion	318,986	350,263
Total long-term lease liabilities		1,945,893	2,036,034
Total		$2,209,181	$2,296,382
______________________________________________________________
(1) At September 30, 2019, these assets are comprised of approximately 98% real estate related assets (which include land, buildings and racking) and 2% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2) At September 30, 2019, these assets are comprised of approximately 64% real estate related assets and 36% non-real estate related assets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The components of the lease expense for the three and nine months ended September 30, 2019 are as follows:

Description	Location in Statement of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	Cost of sales and Selling, general and administrative	$114,727	$343,282
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$14,679	$45,950
Interest expense for financing lease liabilities	Interest Expense, Net	4,905	15,972
Total financing lease cost		$19,584	$61,922
______________________________________________________________
(1) Of the $114,727 incurred for the three months ended September 30, 2019, $111,423 is included within Cost of sales and $3,304 is included within Selling, general and administrative expenses. Of the $343,282 incurred for the nine months ended September 30, 2019, $333,742 is included within Cost of sales and $9,540 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $26,121 and $78,712 for the three and nine months ended September 30, 2019, respectively.

We sublease certain real estate to third parties. We recognized sublease income of $1,667 and $5,221 for the three and nine months ended September 30, 2019, respectively.
Weighted average remaining lease terms and discount rates as of September 30, 2019 are as follows:

Remaining Lease Term
Operating leases	11.0 Years
Financing leases	11.0 Years
Discount Rate
Operating leases	7.1%
Financing leases	5.6%

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The estimated minimum future lease payments as of September 30, 2019, are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)
2019 (excluding the nine months ended September 30, 2019)	$87,009	$(1,646)	$32,386
2020	323,448	(7,520)	57,887
2021	298,656	(5,185)	52,685
2022	274,021	(4,905)	46,358
2023	248,066	(4,795)	38,695
Thereafter	1,505,195	(10,673)	292,903
Total minimum lease payments	2,736,395	$(34,724)	520,914
Less amounts representing interest or imputed interest	(893,312)		(154,816)
Present value of lease obligations	$1,843,083		$366,098

The estimated minimum future lease payments as of December 31, 2018 are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)(2)
2019	$323,454	$(7,525)	$80,513
2020	293,276	(7,200)	71,335
2021	267,379	(7,063)	61,269
2022	246,128	(6,694)	52,832
2023	221,808	(6,409)	44,722
Thereafter	1,287,807	(6,279)	377,750
Total minimum lease payments	$2,639,852	$(41,170)	688,421
Less amounts representing interest			(241,248)
Present value of lease obligations			$447,173
_______________________________________________________________________________

(1)
Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes. Differences in estimated lease payments between September 30, 2019 and December 31, 2018 are primarily related to adjustments to account for certain build to suit leases that were accounted for as financing obligations under ASC 840 but are accounted for as operating leases under ASU 2016-02 and foreign currency exchange rate impacts.

(2)	Includes capital lease and financing obligations associated with build to suit lease transactions at December 31, 2018.
As of September 30, 2019, we do not have any material operating or financing leases that are signed but have not yet commenced and we have certain leases with related parties which are not material to our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2019 is as follows:

Cash paid for amounts included in measurement of lease liabilities:	Nine Months Ended September 30, 2019
Operating cash flows used in operating leases	$252,277
Operating cash flows used in financing leases (interest)	15,972
Financing cash flows used in financing leases	44,808
Non-cash items:
Operating lease modifications and reassessments	$42,418
New operating leases (including acquisitions)	117,193
New financing leases, modifications and reassessments	20,699

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
Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2019 was $7,120 ($6,632 after tax or $0.02 per basic and diluted share) and $28,140 ($26,216 after tax or $0.09 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2018 was $7,279 ($6,734 after tax or $0.02 per basic and diluted share) and $23,352 ($21,599 after tax or $0.08 per basic and diluted share), respectively. The substantial majority of the stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2019, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $50,152 and is expected to be recognized over a weighted-average period of 1.9 years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Stock Options
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

Stock Options
Outstanding at December 31, 2018	4,271,834
Granted	920,706
Exercised	(236,704)
Forfeited	(13,542)
Expired	(16,715)
Outstanding at September 30, 2019	4,925,579
Options exercisable at September 30, 2019	3,128,621
Options expected to vest	1,716,446

Restricted Stock Units
The fair value of RSUs vested during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value of RSUs vested	$3,092	$3,189	$20,802	$19,195
A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

RSUs
Non-vested at December 31, 2018	1,196,566
Granted	752,555
Vested	(611,828)
Forfeited	(81,437)
Non-vested at September 30, 2019	1,255,856

Performance Units
The fair value of earned PUs that vested during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value of earned PUs that vested	$1,176	$84	$7,679	$3,117

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

A summary of PU activity for the nine months ended September 30, 2019 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2018	967,049	(299,948)	667,101
Granted	380,856	—	380,856
Vested	(202,141)	—	(202,141)
Forfeited/Performance or Market Conditions Not Achieved	(13,898)	(14,850)	(28,748)
Non-vested at September 30, 2019	1,131,866	(314,798)	817,068
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.

As of September 30, 2019, we expected 100%, 50% and 100% achievement of each of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 7) targets associated with the awards of PUs made in 2019, 2018 and 2017, respectively.

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
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$108,284	$77,349	$231,107	$209,001
Less: Net income (loss) attributable to noncontrolling interests	609	(125)	1,534	485
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	$107,675	$77,474	$229,573	$208,516
(Loss) income from discontinued operations, net of tax	$—	$(11,605)	$104	$(12,427)
Net income (loss) attributable to Iron Mountain Incorporated	$107,675	$65,869	$229,677	$196,089

Weighted-average shares—basic	287,152,000	286,159,000	286,869,000	285,801,000
Effect of dilutive potential stock options	93,752	264,451	157,928	250,574
Effect of dilutive potential RSUs and PUs	445,081	558,891	528,387	463,583
Weighted-average shares—diluted	287,690,833	286,982,342	287,555,315	286,515,157

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.37	$0.27	$0.80	$0.73
(Loss) income from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.37	$0.23	$0.80	$0.69

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.37	$0.27	$0.80	$0.73
(Loss) income from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.37	$0.23	$0.80	$0.68

Antidilutive stock options, RSUs and PUs, excluded from the calculation	4,782,661	3,253,975	4,590,645	3,256,206
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
Our effective tax rates for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018(1)	2019(1)	2018(2)
Effective Tax Rate	16.8%	15.3%	15.7%	16.0%
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018, respectively, are as follows:

		Fair Value Measurements at September 30, 2019 Using
Description	Total Carrying Value at September 30, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$30,123	$—		$30,123		$—
Trading Securities	9,996	9,540	(2)	456	(3)	—
Derivative Assets(4)	1,972	—		1,972		—
Derivative Liabilities(4)	12,046	—		12,046		—

		Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$956	$—		$956		$—
Trading Securities	10,753	10,248	(2)	505	(3)	—
Derivative Assets(4)	93	—		93		—
Derivative Liabilities(4)	973	—		973		—
_______________________________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

(3)	Certain trading securities are measured based on inputs that are observable other than quoted market prices.

(4)
Derivative assets and liabilities include (i) interest rate swap agreements, including forward-starting interest rate swap agreements, to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness, (ii) cross-currency swap agreements to hedge the variability of exchange rates impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries and (iii) short-term (six months or less) foreign exchange currency forward contracts that we have entered into to hedge certain of our foreign exchange intercompany exposures. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 3 for additional information on our derivative financial instruments.

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018, other than those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, those acquired in acquisitions that occurred during the nine months ended September 30, 2019 and our initial investment in Makespace LLC (as disclosed in Note 10), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5. Long-term debt is measured at cost in our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

i.    Accumulated Other Comprehensive Items, Net
The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2019, respectively, are as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(253,243)	$(8,578)	$(261,821)	$(264,691)	$(973)	$(265,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(82,886)	—	(82,886)	(71,438)	—	(71,438)
Change in fair value of derivative instruments	—	(1,496)	(1,496)	—	(9,101)	(9,101)
Total other comprehensive (loss) income	(82,886)	(1,496)	(84,382)	(71,438)	(9,101)	(80,539)
End of Period	$(336,129)	$(10,074)	$(346,203)	$(336,129)	$(10,074)	$(346,203)

The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2018, respectively, are as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(209,653)	$2,203	$(207,450)	$(103,989)	$—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(22,790)	—	(22,790)	(128,454)	—	(128,454)
Change in fair value of derivative instruments	—	1,980	1,980	—	4,183	4,183
Total other comprehensive (loss) income	(22,790)	1,980	(20,810)	(128,454)	4,183	(124,271)
End of Period	$(232,443)	$4,183	$(228,260)	$(232,443)	$4,183	$(228,260)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

j. Gain on Disposal/Write-Down of Property, Plant and Equipment, Net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2019 was approximately $9,300 and $17,100, respectively.

During the second quarter of 2019, we began exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio. As a result, during the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. On September 30, 2019, we entered into an agreement (the “Iron Cloud Outsourcing Agreement”) with a wholesale provider of data infrastructure and data management services to outsource the operation, infrastructure management and maintenance and delivery of select offerings within our Iron Cloud portfolio. In conjunction with the entry into the Iron Cloud Outsourcing Agreement, we also sold certain IT infrastructure assets and the rights to certain hardware and software maintenance contracts used to deliver these Iron Cloud offerings. As a result of our long-lived asset impairment analysis and sale of certain IT infrastructure assets and rights to certain hardware and software maintenance contracts, we recognized an impairment charge and a loss on sale of the assets totaling approximately $800 and $24,800 during the three and nine months ended September 30, 2019, respectively.

The gain for the nine months ended September 30, 2019 consisted primarily of gains associated with (i) a sale-leaseback transaction of five facilities in the United States of approximately $9,800 during the third quarter of 2019 and (ii) the sale of certain land and buildings in the United Kingdom of approximately $36,000 during the second quarter of 2019. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio, as described above, and (ii) the write-down of certain property, plant and equipment in our North American Records and Information Management Business of approximately $3,100.

k.    Other (Income) Expense, Net
Other (income) expense, net for the three and nine months ended September 30, 2019 and 2018 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency transaction (gains) losses, net	$(18,251)	$664	$(19,885)	$3,825
Other, net	4,836	(339)	6,488	(2,405)
Other (Income) Expense, Net	$(13,415)	$325	$(13,397)	$1,420

The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, include gains or losses related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined in Note 5), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 3).

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

m. Correction in Presentation

Subsequent to our conversion to a REIT, we have historically classified gains on sale of real estate, net of tax, as a separate line on our consolidated statements of operations and excluded such amounts from our reported operating income. We presented such amounts net of tax as these gains were presented below the provision (benefit) for income taxes on our consolidated statements of operations. Commencing with the first quarter of 2019, we now present gains on sale of real estate as a component of operating income in the line item (Gain) loss on disposal/write-down of property, plant and equipment, net. See Note 2.j. for details of the (gain) loss on disposal/write-down of property, plant and equipment, net recognized during the three and nine months ended September 30, 2019. Such amounts are presented gross of tax with any tax impact presented within Provision (benefit) for income taxes. All prior periods will be conformed to this presentation. During the third quarter of 2018, we recognized approximately $1,300 of gains on sale of real estate, net of tax. During the fourth quarter of 2018, we recognized approximately $54,000 of gains on sale of real estate, net of tax.

n. Immaterial Restatement

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability of approximately 16,800 Euros primarily related to the years ending December 31, 2018 and 2017. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, inclusive of interest and penalties. See Note 8 for additional information on this matter.
This matter relates to periods prior to January 1, 2019, resulting in (i) an understatement of our prior years' reported selling, general and administrative expense and interest expense and (ii) an overstatement of our prior years’ reported provision for income taxes for the related tax impact. Based on our estimate of the amount of loss related to this matter that is both probable and estimable, we believe selling, general and administrative expenses and interest expense were understated by approximately $11,000 and $400, respectively, and the provision for income taxes was overstated by approximately $2,000 for the year ended December 31, 2018, which, in the aggregate, would reduce net income from continuing operations by approximately $9,400 for the year ended December 31, 2018. Based on our estimate of the amount of loss related to this matter that is both probable and estimable, we believe the selling, general and administrative expenses and interest expense were understated by approximately $16,600 and $100, respectively, and the provision for income taxes was overstated by approximately $3,000 for the year ended December 31, 2017, which, in the aggregate, would reduce net income from continuing operations by approximately $13,700 for the year ended December 31, 2017. We have determined that no prior period financial statement was materially misstated as a result of the previously unrecorded reserves related to this matter. As a result, we have restated ending (Distributions in excess of earnings) Earnings in excess of distributions as of December 31, 2018 in the amount of approximately $23,100 for the cumulative impact of the aforementioned items. There was no material impact to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, as a result of this matter.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(2) Summary of Significant Accounting Policies (Continued)

Additionally, we have restated our 2018 Condensed Consolidated Balance Sheet, and each of our Condensed Consolidated Statements of Operations, our Condensed Consolidated Statements of Comprehensive Income (Loss), our Condensed Consolidated Statements of Equity and the related notes for the three and nine months ended September 30, 2018 to reflect the impact of the reserve we have established for this matter in those periods. There was no change to the following lines of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.
The following table sets forth the effect of the immaterial restatement to certain line items of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Selling, general and administrative	$1,459	$10,798
Total Operating Expenses	$1,459	$10,798
Operating Income (Loss)	$(1,459)	$(10,798)
Interest Expense, Net	$97	$262
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$(1,556)	$(11,060)
Provision (Benefit) for Income Taxes	$(277)	$(1,916)
Income (Loss) from Continuing Operations	$(1,279)	$(9,144)
Net Income (Loss)	$(1,279)	$(9,144)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$(1,279)	$(9,144)
Earnings (Losses) per Share - Basic:
Income (Loss) from Continuing Operations	$(0.01)	$(0.03)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$—	$(0.03)
Earnings (Losses) per Share - Diluted:
Income (Loss) from Continuing Operations	$—	$(0.03)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$—	$(0.04)
The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Balance Sheet as of December 31, 2018:

December 31, 2018
Total Other Assets, Net	$4,971
Total Assets	$4,971
Accrued expenses and other current liabilities	$28,097
Total Current Liabilities	$28,097
(Distribution in excess of earnings) Earnings in excess of distributions	$(23,126)
Total Iron Mountain Incorporated Stockholders' Equity	$(23,126)

The immaterial restatement changed (Distribution in excess of earnings) Earnings in excess of distributions disclosed in our Condensed Consolidated Statements of Equity for the periods ended September 30, 2018, June 30, 2018 and December 31, 2017 by $(22,852), $(21,573) and $(13,708), respectively.
Prospectively, we will process an immaterial restatement of our consolidated financial statements for the quarterly period ended December 31, 2018, as well as for the annual periods ended December 31, 2018 and 2017, when those statements are reproduced on a comparative basis in our Annual Report on Form 10-K for the year ending December 31, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities

Derivative instruments we entered into include: (i) interest rate swap agreements (which are designated as cash flow hedges), (ii) cross-currency swap agreements (which are designated as net investment hedges) and (iii) foreign exchange currency forward contracts (which are not designated as hedges).
Interest Rate Swap Agreements Designated as Cash Flow Hedges
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2019 and December 31, 2018, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed interest rate specified in the interest rate swap agreements).
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swap agreements expire in March 2022. The forward-starting interest rate swap agreements have $350,000 in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments at the rates specified in the interest rate swap agreements.

We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. At September 30, 2019 and December 31, 2018, we had a derivative liability of $12,046 and $973, respectively, which was recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheets. We have recorded the change in fair value of the interest rate swap agreements as a component of accumulated other comprehensive income. We have recorded unrealized losses of $3,468 and $11,073 for the three and nine months ended September 30, 2019, respectively. We have recorded unrealized gains of $1,980 and $4,183 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, cumulative net losses of $12,046 are recorded within accumulated other comprehensive items, net associated with these cash flow hedges.

Net Investment Hedges

a. Cross-Currency Swap Agreements Designated as a Hedge of Net Investment

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period and any changes in fair value are recognized as a component of accumulated other comprehensive income. Unrealized gains are recognized as assets while unrecognized losses are recognized as liabilities. At September 30, 2019, we had a derivative asset of $1,972, which was recorded as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet, which represents the fair value of the cross-currency swap agreements. We have recorded unrealized gains of $1,972 for the three and nine months ended September 30, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(3) Derivative Instruments and Hedging Activities (Continued)

b. Euro Notes Designated as a Hedge of Net Investment
In addition, we have designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2019, we designated, on average, 279,821 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2018, we designated, on average, 209,276 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains (losses) of $13,101 and $14,962 for the three and nine months ended September 30, 2019, respectively, and $2,139 and $6,761 for the three and nine months ended September 30, 2018, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net. As of September 30, 2019, cumulative net gains of $29,220, net of tax, are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

Foreign Exchange Currency Forward Contracts Not Designated as Hedges
We have entered into forward contracts to hedge our exposures associated with certain foreign currencies. We have not designated any of these forward contracts as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of September 30, 2019, we had no outstanding forward contracts. As of December 31, 2018, we had outstanding forward contracts to purchase 29,000 Euros and sell $33,374 United States dollars. At December 31, 2018, we had a derivative asset of $93 which was recorded as a component of Prepaid expenses and other in our Condensed Consolidated Balance Sheet. We recorded losses for our derivative instruments not recognized as hedging instruments for the three and nine months ended September 30, 2019 of $0 and $737, respectively. We recorded losses for our derivative instruments not recognized as hedging instruments for the three and nine months ended September 30, 2018 of $616 and $4,172, respectively. The gains and losses for our derivative instruments not recognized as derivative instruments are included as a component of foreign currency transaction (gains) losses, net within Other (income) expense, net in our Condensed Consolidated Statement of Operations.

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
Acquisitions Completed During the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, in order to enhance our existing operations in the United States, the United Kingdom, Switzerland, Thailand, Colombia, Germany, Hong Kong and Latvia and to expand our operations into Bulgaria, we completed the acquisition of nine storage and records management companies and one art storage company for total cash consideration of approximately $49,200.

Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2019 acquisitions through September 30, 2019 is as follows:

Nine Months Ended September 30, 2019
Cash Paid (gross of cash acquired)(1)	$51,456
Purchase Price Holdbacks and Other	4,135
Total Consideration	55,591
Fair Value of Identifiable Assets Acquired:
Cash	2,224
Accounts Receivable, Prepaid Expenses and Other Assets	3,228
Property, Plant and Equipment(2)	5,320
Customer Relationship Intangible Assets	21,584
Operating Lease Right-of-Use Assets	16,956
Accounts Payable, Accrued Expenses and Other Liabilities	(2,716)
Operating Lease Liabilities	(16,956)
Deferred Income Taxes	(1,719)
Total Fair Value of Identifiable Net Assets Acquired	27,921
Goodwill Initially Recorded(3)	$27,670
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 is net cash acquired of $2,224 and contingent and other payments, net of $7,267 related to acquisitions made in previous years.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(4) Acquisitions (Continued)

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of September 30, 2019 primarily relate to the final assessment of the fair values of intangible assets and liabilities (primarily customer relationship intangible assets), property, plant and equipment (primarily building, building improvements and racking structures), right-of-use assets and liabilities associated with acquired operating leases, contingencies and income taxes (primarily deferred income taxes), primarily associated with the acquisitions we closed in 2019.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the nine months ended September 30, 2019 were not material to our results from operations.

Acquisition of IO Data Centers in 2018

On January 10, 2018, we completed the IODC Transaction. At the closing of the IODC Transaction, we paid approximately $1,347,000. In February 2019, we paid approximately $31,000 in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction, which was accrued at December 31, 2018. This amount, net of amortization, is reported as a third-party commissions asset as a component of Other within Other assets, net, in our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total Revenues	$1,060,991	$3,167,762
Income from Continuing Operations	$77,349	$218,953
Per Share Income from Continuing Operations - Basic	$0.27	$0.76
Per Share Income from Continuing Operations - Diluted	$0.27	$0.76

In addition to our acquisition of IODC, we completed certain other acquisitions during the first nine months of 2019 and in fiscal year 2018. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt

Long-term debt is as follows:

	September 30, 2019				December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$354,879	$(11,763)	$343,116	$354,879	$793,832	$(14,117)	$779,715	$793,832
Term Loan A(1)	231,250	—	231,250	231,250	240,625	—	240,625	240,625
Term Loan B(2)	688,089	(7,806)	680,283	688,638	693,169	(8,742)	684,427	660,013
Australian Dollar Term Loan (the "AUD Term Loan")(3)	219,871	(2,389)	217,482	221,165	233,955	(3,084)	230,871	235,645
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")(4)	172,180	(1,845)	170,335	172,180	178,299	(2,357)	175,942	178,299
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)	500,000	(2,866)	497,134	503,750	500,000	(4,155)	495,845	488,750
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	600,000	(4,302)	595,698	615,000	600,000	(5,126)	594,874	606,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	188,811	(2,173)	186,638	194,475	183,403	(2,506)	180,897	186,154
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(6,752)	993,248	1,010,000	1,000,000	(7,782)	992,218	940,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)	327,508	(3,622)	323,886	334,877	343,347	(4,098)	339,249	321,029
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	491,943	(5,651)	486,292	493,173	509,425	(6,573)	502,852	453,811
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,863)	247,137	257,500	250,000	(3,185)	246,815	224,375
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(5)	1,000,000	(11,375)	988,625	1,022,500	1,000,000	(12,442)	987,558	855,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)	825,000	(10,037)	814,963	852,844	825,000	(10,923)	814,077	713,625
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(5)	1,000,000	(14,451)	985,549	1,015,000	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	533,549	(444)	533,105	533,549	606,702	(171)	606,531	606,702
Accounts Receivable Securitization Program(6)	271,562	(115)	271,447	271,562	221,673	(218)	221,455	221,673
Mortgage Securitization Program(7)	50,000	(1,019)	48,981	50,000	50,000	(1,128)	48,872	50,000
Total Long-term Debt	8,704,642	(89,473)	8,615,169		8,229,430	(86,607)	8,142,823
Less Current Portion	(394,822)	—	(394,822)		(126,406)	—	(126,406)
Long-term Debt, Net of Current Portion	$8,309,820	$(89,473)	$8,220,347		$8,103,024	$(86,607)	$8,016,417
______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

(1)
Collectively, the credit agreement ("Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $354,879 of outstanding borrowings under the Revolving Credit Facility as of September 30, 2019, 221,900 was denominated in United States dollars, 72,000 was denominated in Canadian dollars and 72,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $16,843. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2019 was $1,378,278 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 3.5% as of September 30, 2019. The average interest rate in effect under the Revolving Credit Facility as of September 30, 2019 was 3.3% and the interest rate in effect under Term Loan A as of September 30, 2019 was 3.8%.

(2)
In connection with the 2018 First Amendment (as defined in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report), Iron Mountain Information Management, LLC ("IMIM") entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the amount of $700,000 (the "Term Loan B"). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B. The Term Loan B is scheduled to mature on January 2, 2026. The interest rate in effect as of September 30, 2019 was 3.8%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,411 and $1,581 as of September 30, 2019 and December 31, 2018, respectively.

(3)
The interest rate in effect as of September 30, 2019 was 4.9%. We had 327,500 Australian dollars outstanding on the AUD Term Loan as of September 30, 2019. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,294 and $1,690 as of September 30, 2019 and December 31, 2018, respectively.

(4)	The interest rate in effect as of September 30, 2019 was 3.0%.

(5)	Collectively, the "Parent Notes".

(6)
The interest rate in effect as of September 30, 2019 was 3.1%. The Accounts Receivable Securitization Program terminates on July 30, 2020, at which point all obligations under the program become due. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of September 30, 2019.

(7)	The interest rate in effect as of September 30, 2019 was 3.5%.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2019 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2018 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt since December 31, 2018 other than the issuance of the 4 7/8% Senior Notes due 2029, as described below.

See Note 3 for information regarding the forward-starting interest rate swap agreements and the cross-currency swap agreements outstanding at September 30, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Issuance of the 4 7/8% Senior Notes due 2029
In September 2019, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 4 7/8% Notes due 2029. The 4 7/8% Notes due 2029 were issued at par. The net proceeds of approximately $987,500 from the 4 7/8% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.
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

The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$358,200	$(355,800)	$2,400	$300,800	$(298,800)	$2,000
TRS Cash Pool	302,200	(296,300)	5,900	281,500	(279,300)	2,200

The net cash position balances as of September 30, 2019 and December 31, 2018 are reflected as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Letters of Credit
As of September 30, 2019, we had outstanding letters of credit totaling $35,241, of which $16,843 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between December 2019 and August 2027.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(5) Debt (Continued)

Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.3	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes due 2029, the 4 7/8% Notes due 2027, the GBP Notes and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors
The following data summarizes the consolidating results of IMI on the equity method of accounting as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 and are prepared on the same basis as the consolidated financial statements.
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$10	$157,771	$162,024	$(133,027)	$186,778
Accounts receivable	—	58,400	763,526	—	821,926
Intercompany receivable	—	456,222	—	(456,222)	—
Prepaid expenses and other	—	96,737	98,481	(29)	195,189
Total Current Assets	10	769,130	1,024,031	(589,278)	1,203,893
Property, Plant and Equipment, Net	122	3,049,090	1,507,507	—	4,556,719
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	5,180,133	—	—	(5,180,133)	—
Investment in subsidiaries	1,940,454	1,051,609	—	(2,992,063)	—
Goodwill	—	2,853,466	1,568,529	—	4,421,995
Operating lease right-of-use assets	—	939,631	825,865	—	1,765,496
Other	1,972	945,025	682,067	—	1,629,064
Total Other Assets, Net	7,122,559	5,789,731	3,076,461	(8,172,196)	7,816,555
Total Assets	$7,122,691	$9,607,951	$5,607,999	$(8,761,474)	$13,577,167
Liabilities and Equity
Intercompany Payable	$167,220	$—	$289,002	$(456,222)	$—
Debit Balances Under Cash Pools	—	—	133,027	(133,027)	—
Current Portion of Long-Term Debt	—	54,028	340,823	(29)	394,822
Total Other Current Liabilities (includes current portion of operating lease liabilities)	233,492	685,486	516,311	—	1,435,289
Long-Term Debt, Net of Current Portion	5,199,103	1,457,499	1,563,745	—	8,220,347
Long-Term Operating Lease Liabilities, Net of Current Portion	—	871,377	755,530	—	1,626,907
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	5,180,133	—	(5,180,133)	—
Other Long-term Liabilities	12,046	52,842	254,966	—	319,854
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	—	—	68,099	—	68,099
Total Iron Mountain Incorporated Stockholders' Equity	1,510,830	1,306,586	1,685,477	(2,992,063)	1,510,830
Noncontrolling Interests	—	—	1,019	—	1,019
Total Equity	1,510,830	1,306,586	1,686,496	(2,992,063)	1,511,849
Total Liabilities and Equity	$7,122,691	$9,607,951	$5,607,999	$(8,761,474)	$13,577,167

______________________________________________________________

(1)	Included within Cash and Cash Equivalents at September 30, 2019 is approximately $141,300 and $0 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents(1)	$132	$63,407	$169,318	$(67,372)	$165,485
Accounts receivable	—	47,472	799,417	—	846,889
Intercompany receivable	—	821,324	—	(821,324)	—
Prepaid expenses and other	93	109,480	86,196	(29)	195,740
Total Current Assets	225	1,041,683	1,054,931	(888,725)	1,208,114
Property, Plant and Equipment, Net	190	3,010,767	1,478,600	—	4,489,557
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	4,954,686	—	—	(4,954,686)	—
Investment in subsidiaries	1,862,048	983,018	—	(2,845,066)	—
Goodwill	—	2,861,381	1,579,649	—	4,441,030
Other	—	982,932	735,585	—	1,718,517
Total Other Assets, Net	6,816,734	4,827,331	2,315,234	(7,799,752)	6,159,547
Total Assets	$6,817,149	$8,879,781	$4,848,765	$(8,688,477)	$11,857,218
Liabilities and Equity
Intercompany Payable	$462,927	$—	$358,397	$(821,324)	$—
Debit Balances Under Cash Pools	—	10,612	56,760	(67,372)	—
Current Portion of Long-Term Debt	—	63,859	62,576	(29)	126,406
Total Other Current Liabilities	268,373	618,513	477,483	—	1,364,369
Long-Term Debt, Net of Current Portion	4,223,822	1,878,079	1,914,516	—	8,016,417
Long-Term Notes Payable to Affiliates and Intercompany Payable	—	4,954,686	—	(4,954,686)	—
Other Long-term Liabilities	973	116,895	299,163	—	417,031
Commitments and Contingencies (See Note 8)
Redeemable Noncontrolling Interests	—	—	70,532	—	70,532
Total Iron Mountain Incorporated Stockholders' Equity	1,861,054	1,237,137	1,607,929	(2,845,066)	1,861,054
Noncontrolling Interests	—	—	1,409	—	1,409
Total Equity	1,861,054	1,237,137	1,609,338	(2,845,066)	1,862,463
Total Liabilities and Equity	$6,817,149	$8,879,781	$4,848,765	$(8,688,477)	$11,857,218
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at December 31, 2018 is approximately $58,900 and $12,700 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$416,967	$256,351	$—	$673,318
Service	—	245,584	143,322	—	388,906
Intercompany revenues	—	1,173	5,631	(6,804)	—
Total Revenues	—	663,724	405,304	(6,804)	1,062,224
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	262,183	189,134	—	451,317
Intercompany	—	5,631	1,173	(6,804)	—
Selling, general and administrative	161	162,052	76,943	—	239,156
Depreciation and amortization	23	100,023	57,515	—	157,561
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(8,922)	(362)	—	(9,284)
Total Operating Expenses	184	520,967	324,403	(6,804)	838,750
Operating (Loss) Income	(184)	142,757	80,901	—	223,474
Interest Expense (Income), Net(1)	52,166	6,074	48,437	—	106,677
Other (Income) Expense, Net	(596)	11,577	(24,396)	—	(13,415)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(51,754)	125,106	56,860	—	130,212
Provision (Benefit) for Income Taxes	—	12,814	9,114	—	21,928
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(159,429)	(46,345)	—	205,774	—
Income (Loss) from Continuing Operations	107,675	158,637	47,746	(205,774)	108,284
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	—	—
Net Income (Loss)	107,675	158,637	47,746	(205,774)	108,284
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	609	—	609
Net Income (Loss) Attributable to Iron Mountain Incorporated	$107,675	$158,637	$47,137	$(205,774)	$107,675
Net Income (Loss)	$107,675	$158,637	$47,746	$(205,774)	$108,284
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	13,101	—	(96,696)	—	(83,595)
Change in Fair Value of Derivative Instruments	(1,496)	—	—	—	(1,496)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(95,987)	(81,135)	—	177,122	—
Total Other Comprehensive (Loss) Income	(84,382)	(81,135)	(96,696)	177,122	(85,091)
Comprehensive Income (Loss)	23,293	77,502	(48,950)	(28,652)	23,193
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(100)	—	(100)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$23,293	$77,502	$(48,850)	$(28,652)	$23,293
__________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$404,397	$252,576	$—	$656,973
Service	—	250,471	153,547	—	404,018
Intercompany revenues	—	1,192	4,330	(5,522)	—
Total Revenues	—	656,060	410,453	(5,522)	1,060,991
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	254,068	193,950	—	448,018
Intercompany cost of sales	—	4,330	1,192	(5,522)	—
Selling, general and administrative	(427)	177,777	82,579	—	259,929
Depreciation and amortization	31	100,210	57,556	—	157,797
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(1,669)	1,281	—	(388)
Total Operating Expenses	(396)	534,716	336,558	(5,522)	865,356
Operating Income (Loss)	396	121,344	73,895	—	195,635
Interest Expense (Income), Net(1)	49,964	3,151	50,823	—	103,938
Other Expense (Income), Net	439	4,155	(4,269)	—	325
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(50,007)	114,038	27,341	—	91,372
Provision (Benefit) for Income Taxes	—	9,012	5,011	—	14,023
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(115,876)	(25,414)	—	141,290	—
Income (Loss) from Continuing Operations	65,869	130,440	22,330	(141,290)	77,349
(Loss) Income from Discontinued Operations	—	(11,588)	(17)	—	(11,605)
Net Income (Loss)	65,869	118,852	22,313	(141,290)	65,744
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	(125)	—	(125)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$65,869	$118,852	$22,438	$(141,290)	$65,869
Net Income (Loss)	$65,869	$118,852	$22,313	$(141,290)	$65,744
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	2,139	—	(26,908)	—	(24,769)
Change in Fair Value of Derivative Instruments	1,980	—	—	—	1,980
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(24,929)	(14,443)	—	39,372	—
Total Other Comprehensive (Loss) Income	(20,810)	(14,443)	(26,908)	39,372	(22,789)
Comprehensive Income (Loss)	45,059	104,409	(4,595)	(101,918)	42,955
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(2,104)	—	(2,104)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$45,059	$104,409	$(2,491)	$(101,918)	$45,059
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,235,353	$770,227	$—	$2,005,580
Service	—	733,247	444,167	—	1,177,414
Intercompany revenues	—	3,485	15,094	(18,579)	—
Total Revenues	—	1,972,085	1,229,488	(18,579)	3,182,994
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	788,864	589,099	—	1,377,963
Intercompany cost of sales	—	15,094	3,485	(18,579)	—
Selling, general and administrative	310	523,844	238,325	—	762,479
Depreciation and amortization	68	308,284	176,023	—	484,375
Loss (Gain) on disposal/write-down of property, plant and equipment, net	—	18,436	(35,523)	—	(17,087)
Total Operating Expenses	378	1,654,522	971,409	(18,579)	2,607,730
Operating (Loss) Income	(378)	317,563	258,079	—	575,264
Interest Expense (Income), Net(1)	151,392	19,128	143,907	—	314,427
Other (Income) Expense, Net	(55)	16,636	(29,978)	—	(13,397)
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(151,715)	281,799	144,150	—	274,234
Provision (Benefit) for Income Taxes	—	15,268	27,859	—	43,127
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(381,392)	(111,897)	—	493,289	—
Income (Loss) from Continuing Operations	229,677	378,428	116,291	(493,289)	231,107
Income (Loss) from Discontinued Operations	—	120	(16)	—	104
Net Income (Loss)	229,677	378,548	116,275	(493,289)	231,211
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,534	—	1,534
Net Income (Loss) Attributable to Iron Mountain Incorporated	$229,677	$378,548	$114,741	$(493,289)	$229,677
Net Income (Loss)	$229,677	$378,548	$116,275	$(493,289)	$231,211
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	14,962	—	(86,157)	—	(71,195)
Change in Fair Value of Derivative Instruments	(9,101)	—	—	—	(9,101)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(86,400)	(72,858)	—	159,258	—
Total Other Comprehensive (Loss) Income	(80,539)	(72,858)	(86,157)	159,258	(80,296)
Comprehensive Income (Loss)	149,138	305,690	30,118	(334,031)	150,915
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,777	—	1,777
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$149,138	$305,690	$28,341	$(334,031)	$149,138
_____________________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,201,035	$762,526	$—	$1,963,561
Service	—	726,915	473,796	—	1,200,711
Intercompany revenues	—	3,613	13,126	(16,739)	—
Total Revenues	—	1,931,563	1,249,448	(16,739)	3,164,272
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	753,837	594,366	—	1,348,203
Intercompany cost of sales	—	13,126	3,613	(16,739)	—
Selling, general and administrative	(348)	531,507	258,165	—	789,324
Depreciation and amortization	96	299,372	175,127	—	474,595
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(2,491)	427	—	(2,064)
Total Operating Expenses	(252)	1,595,351	1,031,698	(16,739)	2,610,058
Operating Income (Loss)	252	336,212	217,750	—	554,214
Interest Expense (Income), Net(1)	150,218	4,863	148,755	—	303,836
Other Expense (Income), Net	2,049	12,323	(12,952)	—	1,420
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(152,015)	319,026	81,947	—	248,958
Provision (Benefit) for Income Taxes	—	14,810	25,147	—	39,957
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(348,104)	(54,395)	—	402,499	—
Income (Loss) from Continuing Operations	196,089	358,611	56,800	(402,499)	209,001
(Loss) Income from Discontinued Operations	—	(12,283)	(144)	—	(12,427)
Net Income (Loss)	196,089	346,328	56,656	(402,499)	196,574
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	485	—	485
Net Income (Loss) Attributable to Iron Mountain Incorporated	$196,089	$346,328	$56,171	$(402,499)	$196,089
Net Income (Loss)	$196,089	$346,328	$56,656	$(402,499)	$196,574
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	6,761	—	(139,051)	—	(132,290)
Change in Fair Value of Derivative Instruments	4,183	—	—	—	4,183
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(135,215)	(105,967)	—	241,182	—
Total Other Comprehensive (Loss) Income	(124,271)	(105,967)	(139,051)	241,182	(128,107)
Comprehensive Income (Loss)	71,818	240,361	(82,395)	(161,317)	68,467
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(3,351)	—	(3,351)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$71,818	$240,361	$(79,044)	$(161,317)	$71,818
______________________________________________________

(1)	Included within Interest Expense (Income), Net are intercompany management fees and royalty fees, which are eliminated in our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(161,288)	$596,529	$212,904	$—	$648,145
Cash Flows from Operating Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(161,288)	596,529	212,904	—	648,145
Cash Flows from Investing Activities:
Capital expenditures	—	(306,567)	(227,047)	—	(533,614)
Cash paid for acquisitions, net of cash acquired	—	(9,508)	(46,991)	—	(56,499)
Intercompany loans to subsidiaries	(295,124)	6,526	—	288,598	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(86,052)	(27,457)	—	(113,509)
Investments in joint ventures (see Note 10)	—	(19,222)	—	—	(19,222)
Proceeds from sales of property and equipment and other, net	—	33,031	49,117	—	82,148
Cash Flows from Investing Activities—Continuing Operations	(295,124)	(381,792)	(252,378)	288,598	(640,696)
Cash Flows from Investing Activities—Discontinued Operations	—	2,564	2,497	—	5,061
Cash Flows from Investing Activities	(295,124)	(379,228)	(249,881)	288,598	(635,635)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(9,507,136)	(3,183,555)	—	(12,690,691)
Proceeds from revolving credit facility, term loan facilities and other debt	—	9,068,245	3,188,031	—	12,256,276
Net proceeds from sales of senior notes	987,500	—	—	—	987,500
Debit (payments) balances under cash pools	—	(10,612)	76,267	(65,655)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(1,464)	—	(1,464)
Intercompany loans from parent	—	326,566	(37,968)	(288,598)	—
Parent cash dividends	(528,908)	—	—	—	(528,908)
Net (payments) proceeds associated with employee stock-based awards	(2,059)	—	—	—	(2,059)
Payment of debt financing and stock issuance costs	(243)	—	(526)	—	(769)
Cash Flows from Financing Activities—Continuing Operations	456,290	(122,937)	40,785	(354,253)	19,885
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	456,290	(122,937)	40,785	(354,253)	19,885
Effect of exchange rates on cash and cash equivalents	—	—	(11,102)	—	(11,102)
(Decrease) Increase in cash and cash equivalents	(122)	94,364	(7,294)	(65,655)	21,293
Cash and cash equivalents, including Restricted Cash, beginning of period	132	63,407	169,318	(67,372)	165,485
Cash and cash equivalents, including Restricted Cash, end of period	$10	$157,771	$162,024	$(133,027)	$186,778

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(6) Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(208,384)	$644,493	$189,429	$—	$625,538
Cash Flows from Operating Activities—Discontinued Operations	—	(995)	—	—	(995)
Cash Flows from Operating Activities	(208,384)	643,498	189,429	—	624,543
Cash Flows from Investing Activities:
Capital expenditures	—	(224,594)	(105,359)	—	(329,953)
Cash paid for acquisitions, net of cash acquired	—	(1,332,235)	(378,776)	—	(1,711,011)
Intercompany loans to subsidiaries	629,918	(23,092)	—	(606,826)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(47,531)	(16,030)	—	(63,561)
Net proceeds from Divestments	—	1,019	—	—	1,019
Proceeds from sales of property and equipment and other, net	—	283	430	—	713
Cash Flows from Investing Activities—Continuing Operations	629,918	(1,626,150)	(499,735)	(606,826)	(2,102,793)
Cash Flows from Investing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	629,918	(1,626,150)	(499,735)	(606,826)	(2,102,793)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	—	(5,386,024)	(5,840,147)	—	(11,226,171)
Proceeds from revolving credit facility, term loan facilities and other debt	—	6,456,050	5,980,967	—	12,437,017
Debit (payments) balances under cash pools	—	(832)	(389)	1,221	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(2,035)	—	(2,035)
Intercompany loans from parent	—	(664,591)	57,765	606,826	—
Parent cash dividends	(505,403)	—	—	—	(505,403)
Net (payments) proceeds associated with employee stock-based awards	(2,800)	—	—	—	(2,800)
Net proceeds associated with the Over-Allotment Option exercise	76,192	—	—	—	76,192
Net proceeds associated with the At the Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs	(412)	(12,388)	(3,157)	—	(15,957)
Cash Flows from Financing Activities—Continuing Operations	(423,707)	392,215	193,004	608,047	769,559
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(423,707)	392,215	193,004	608,047	769,559
Effect of exchange rates on cash and cash equivalents	—	—	(19,332)	—	(19,332)
(Decrease) Increase in cash and cash equivalents	(2,173)	(590,437)	(136,634)	1,221	(728,023)
Cash and cash equivalents, including Restricted Cash, beginning of period	2,433	642,408	375,584	(94,726)	925,699
Cash and cash equivalents, including Restricted Cash, end of period	$260	$51,971	$238,950	$(93,505)	$197,676

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

There have been no changes made to our reportable operating segments since December 31, 2018, other than the impact of the Consumer Storage Transaction (as defined in Note 10). Prior to the Consumer Storage Transaction, our consumer storage business was a component of our Corporate and Other Business Segment. The previously reported segment information has been restated to conform to the current presentation and reflects the changes to our reportable operating segments that occurred in fourth quarter of 2018 as described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report. The operations associated with acquisitions completed during the first nine months of 2019 have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended September 30, 2019
Total Revenues	$542,044	$96,552	$121,437	$197,728	$64,418	$40,045	$1,062,224
Storage Rental	317,820	66,497	78,009	128,715	62,001	20,276	673,318
Service	224,224	30,055	43,428	69,013	2,417	19,769	388,906
Depreciation and Amortization	58,801	6,709	13,257	30,008	34,067	14,719	157,561
Depreciation	45,394	4,620	9,137	17,512	20,193	11,296	108,152
Amortization	13,407	2,089	4,120	12,496	13,874	3,423	49,409
Adjusted EBITDA	246,415	54,378	38,639	62,120	32,261	(58,112)	375,701
Expenditures for Segment Assets	64,098	2,822	18,125	43,290	58,060	14,883	201,278
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	46,376	2,822	16,191	28,944	57,267	14,883	166,483
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	—	11,848	—	—	11,848
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions	17,722	—	1,934	2,498	793	—	22,947
For the Three Months Ended September 30, 2018
Total Revenues	$539,603	$97,477	$126,354	$200,639	$63,380	$33,538	$1,060,991
Storage Rental	306,633	67,779	79,492	124,920	60,039	18,110	656,973
Service	232,970	29,698	46,862	75,719	3,341	15,428	404,018
Depreciation and Amortization	59,869	9,472	14,316	31,487	27,965	14,688	157,797
Depreciation	46,756	7,277	9,996	19,272	16,431	13,258	112,990
Amortization	13,113	2,195	4,320	12,215	11,534	1,430	44,807
Adjusted EBITDA	248,600	53,484	40,817	60,106	27,299	(67,976)	362,330
Expenditures for Segment Assets	53,665	5,033	2,774	49,330	42,585	29,435	182,822
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	31,373	5,033	551	21,929	41,896	11,570	112,352
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	—	26,277	—	17,865	44,142
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	22,292	—	2,223	1,124	689	—	26,328

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Nine Months Ended September 30, 2019
Total Revenues	$1,608,697	$289,714	$377,517	$598,507	$188,245	$120,314	$3,182,994
Storage Rental	938,161	199,819	237,258	387,086	182,301	60,955	2,005,580
Service	670,536	89,895	140,259	211,421	5,944	59,359	1,177,414
Depreciation and Amortization	181,494	27,011	42,842	91,367	98,370	43,291	484,375
Depreciation	137,801	20,451	30,560	53,563	58,233	35,877	336,485
Amortization	43,693	6,560	12,282	37,804	40,137	7,414	147,890
Adjusted EBITDA	715,683	157,998	122,011	178,993	85,913	(209,449)	1,051,149
Total Assets(1)	5,742,593	860,101	1,319,442	2,620,709	2,349,917	684,405	13,577,167
Expenditures for Segment Assets	166,908	13,708	72,560	93,373	314,242	42,831	703,622
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	103,660	13,708	41,031	56,048	279,856	39,311	533,614
Cash Paid for Acquisitions, Net of Cash Acquired	9,876	—	11,850	31,253	—	3,520	56,499
Acquisitions of Customer Relationships and Customer Inducements and Contract Fulfillment Costs and third-party commissions	53,372	—	19,679	6,072	34,386	—	113,509
As of and for the Nine Months Ended September 30, 2018
Total Revenues	$1,605,526	$297,472	$393,869	$618,933	$164,878	$83,594	$3,164,272
Storage Rental	917,347	205,833	245,883	386,278	157,479	50,741	1,963,561
Service	688,179	91,639	147,986	232,655	7,399	32,853	1,200,711
Depreciation and Amortization	183,591	29,114	49,372	93,724	72,736	46,058	474,595
Depreciation	144,146	22,517	34,575	56,535	40,931	39,219	337,923
Amortization	39,445	6,597	14,797	37,189	31,805	6,839	136,672
Adjusted EBITDA	719,199	162,616	131,377	181,305	72,990	(202,027)	1,065,460
Total Assets(1)	4,961,149	823,868	1,104,221	2,328,574	2,159,955	433,103	11,810,870
Expenditures for Segment Assets	138,210	15,529	37,813	111,777	1,745,770	55,426	2,104,525
Capital Expenditures (see Liquidity and Capital Resources section of Management's Discussion & Analysis of Financial Condition and Results of Operations)	86,365	15,529	31,694	60,992	98,169	37,204	329,953
Cash Paid for Acquisitions, Net of Cash Acquired	1,551	—	—	45,673	1,645,922	17,865	1,711,011
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	50,294	—	6,119	5,112	1,679	357	63,561
______________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances. Total assets as of September 30, 2019 reflects the adoption of ASU 2016-02.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

The accounting policies of the reportable operating segments are the same as those described in Note 2 and in Note 2 to Notes to Consolidated Financial Statements included in our Annual Report. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (i) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (ii) intangible impairments; (iii) other (income) expense, net (which includes foreign currency transaction (gains) losses, net); and (iv) Significant Acquisition Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.
A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$375,701	$362,330	$1,051,149	$1,065,460
(Add)/Deduct:
Provision (Benefit) for Income Taxes	21,928	14,023	43,127	39,957
Other (Income) Expense, Net	(13,415)	325	(13,397)	1,420
Interest Expense, Net	106,677	103,938	314,427	303,836
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(9,284)	(388)	(17,087)	(2,064)
Depreciation and amortization	157,561	157,797	484,375	474,595
Significant Acquisition Costs(1)	3,950	9,286	8,597	38,715
Income (Loss) from Continuing Operations	$108,284	$77,349	$231,107	$209,001
_______________________________________________________________________________

(1)	As defined in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(7) Segment Information (Continued)

Information as to our revenues by product and service lines by segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

	North American Records and Information Management Business	North American Data Management Business	Western European Business	Other International Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended September 30, 2019
Records Management(1)	$452,336	$—	$103,683	$169,748	$—	$23,837	$749,604
Data Management(1)	—	93,016	17,551	18,884	—	16,208	145,659
Information Destruction(1)(2)	89,708	3,536	203	9,096	—	—	102,543
Data Center	—	—	—	—	64,418	—	64,418
Total Revenues	$542,044	$96,552	$121,437	$197,728	$64,418	$40,045	$1,062,224
For the Three Months Ended September 30, 2018
Records Management(1)	$441,102	$—	$107,388	$173,426	$—	$19,183	$741,099
Data Management(1)	—	94,917	18,914	18,541	—	14,355	146,727
Information Destruction(1)(2)	98,501	2,560	52	8,672	—	—	109,785
Data Center	—	—	—	—	63,380	—	63,380
Total Revenues	$539,603	$97,477	$126,354	$200,639	$63,380	$33,538	$1,060,991
For the Nine Months Ended September 30, 2019
Records Management(1)	$1,322,488	$—	$321,759	$515,158	$—	$74,377	$2,233,782
Data Management(1)	—	280,157	54,345	56,898	—	45,937	437,337
Information Destruction(1)(2)	286,209	9,557	1,413	26,451	—	—	323,630
Data Center	—	—	—	—	188,245	—	188,245
Total Revenues	$1,608,697	$289,714	$377,517	$598,507	$188,245	$120,314	$3,182,994
For the Nine Months Ended September 30, 2018
Records Management(1)	$1,317,505	$—	$335,072	$533,950	$—	$41,388	$2,227,915
Data Management(1)	—	290,279	58,526	58,246	—	42,206	449,257
Information Destruction(1)(2)	288,021	7,193	271	26,737	—	—	322,222
Data Center	—	—	—	—	164,878	—	164,878
Total Revenues	$1,605,526	$297,472	$393,869	$618,933	$164,878	$83,594	$3,164,272
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

We believe that the assessed amount will be subject to interest and potential penalties. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable. We are in the process of exploring potential recoveries (including insurance recoveries and/or claims against other third parties) against any losses we incur associated with this matter.
(9) Stockholders' Equity Matters
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In fiscal year 2018 and the first nine months of 2019, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 14, 2018	$0.5875	March 15, 2018	$167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
February 7, 2019	0.6110	March 15, 2019	175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(9) Stockholders' Equity Matters (Continued)

At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the nine months ended September 30, 2019. As of September 30, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.
(10) Divestments
On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately $20,000 in cash (gross of certain transaction expenses) (the "Cash Contribution") to a joint venture entity, Makespace LLC (the "Makespace JV"), established by us and Makespace Labs, Inc. ("Makespace"), a consumer storage services provider (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction on March 19, 2019, the Makespace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by Makespace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the Makespace JV (the "Makespace Investment"). In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (see Note 12).
We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operation in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 through the closing date of the Consumer Storage Transaction and for the three and nine months ended September 30, 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 through the closing date of the Consumer Storage Transaction and for the nine months ended September 30, 2018.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other (income) expense, net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution. At the closing date of the Consumer Storage Transaction, the fair value of the Makespace Investment was approximately $27,500. We account for the Makespace Investment as an equity method investment. The carrying value of the Makespace Investment at September 30, 2019 is $21,152, and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheet.

`Table of Contents
IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(11) Significant Acquisition Costs

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales (excluding depreciation and amortization)	$1,945	$2,892	$4,136	$5,015
Selling, general and administrative expenses	2,005	6,394	4,461	33,700
Total Significant Acquisition Costs	$3,950	$9,286	$8,597	$38,715

Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North American Records and Information Management Business	$796	$950	$1,174	$4,551
North American Data Management Business	11	83	11	434
Western European Business	4	1,806	85	5,385
Other International Business	1,307	2,001	2,760	3,434
Global Data Center Business	70	232	337	11,572
Corporate and Other Business	1,762	4,214	4,230	13,339
Total Significant Acquisition Costs	$3,950	$9,286	$8,597	$38,715

(12) Related Party Transactions
In connection with the Consumer Storage Transaction and the Makespace Investment (both as described more fully in Note 10), we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. We recognized approximately $7,300 and $15,200 of revenue, respectively, for the three and nine months ended September 30, 2019, associated with the Makespace Agreement.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
(13) Subsequent Events

In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). Project Summit will focus on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. The activities associated with Project Summit will begin in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized by the end of 2022. We estimate that the implementation of Project Summit will result in total restructuring charges (including operating and capital expenditures) of approximately $240,000. We expect to incur restructuring charges associated with Project Summit of approximately $60,000 during the fourth quarter of 2019, substantially all of which will consist of employee severance costs and professional fees that will be settled in cash during the fourth quarter of 2019 and 2020.

As a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, during the fourth quarter of 2019, we reassessed the composition of our reportable operating segments. Subsequent to the implementation of the planned managerial structure changes associated with Project Summit, we expect to have three reportable operating segments: (i) Global Records and Information Management Business (which will consist of our existing North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business operating segments); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses operating segment). We also are in the process of reassessing the composition of our reporting units, at which level we assess goodwill for impairment.

IRON MOUNTAIN INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2019, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 14, 2019 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q ("Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected growth of records stored with us from existing customers, (3) expected 2019 consolidated organic storage rental revenue growth rate, consolidated organic total revenue growth rate and capital expenditures, (4) expectation that profits will increase in our emerging markets, (5) expectation that our growth portfolio will become a large part of our business over time, (6) statements regarding our expectation to reduce our leverage ratio, (7) ability to close pending acquisitions and (8) expected benefits, costs and actions related to Project Summit (as defined and discussed below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	our ability or inability to manage growth, expand internationally, complete acquisitions on satisfactory terms, to close pending acquisitions and to integrate acquired companies efficiently;

•	changes in the amount of our growth and recurring capital expenditures and our ability to invest according to plan;

•	our ability to comply with our existing debt obligations and restrictions in our debt instruments or to obtain additional financing to meet our working capital needs;

•	the impact of service interruptions or equipment damage and the cost of power on our data center operations;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise;

•	our ability to execute on Project Summit and potential impacts of Project Summit on our ability to retain and recruit employees and execute on our strategy; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

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
Overview
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2019 within each section.
Project Summit
In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). Project Summit will focus on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We also plan to implement systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. As a result of the program, we expect to reduce the number of vice president level and above positions by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions over the next two years.
The activities associated with Project Summit will begin in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized by the end of 2022. We estimate that Project Summit will improve Adjusted EBITDA (as defined below) by approximately $200.0 million by the end of 2022 as program benefits are realized. We expect Project Summit to improve Adjusted EBITDA by approximately $80.0 million in 2020, of which we expect to realize approximately $50.0 million of Adjusted EBITDA improvement as a result of the actions initiated during the fourth quarter of 2019. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.
We estimate that the implementation of Project Summit will result in total restructuring charges (including operating and capital expenditures) of approximately $240.0 million, including approximately $60.0 million of restructuring charges we expect to incur during the fourth quarter of 2019. We expect to substantially complete all actions associated with Project Summit by the end of 2021. We expect substantially all of the restructuring charges associated with Project Summit that we will incur in the fourth quarter of 2019, substantially all of which will consist of employee severance costs and professional fees, will be settled in cash during the fourth quarter of 2019 and 2020. In addition, we expect a significant portion of the remaining restructuring charges we will incur as a result of Project Summit will be settled in cash, primarily as a result of employee severance, professional fees, program management and implementation of various technology systems and hardware.
As a result of realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, during the fourth quarter of 2019, we reassessed the composition of our reportable operating segments. Subsequent to the implementation of the planned managerial structure changes associated with Project Summit, we expect to have three reportable operating segments: (i) Global Records and Information Management Business (which will consist of our existing North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business operating segments); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses operating segment). We also are in the process of reassessing the composition of our reporting units, at which level we assess goodwill for impairment.
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
As described in Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as a discontinued operations in our consolidated financial statements. In connection with the Consumer Storage Transaction and the Makespace Investment, we also entered into a storage and service agreement with the Makespace JV to provide certain storage and related services to the Makespace JV (the "Makespace Agreement"). Revenues and expenses associated with the Makespace Agreement are presented as a component of our North American Records and Information Management Business segment. We recognized approximately $7.3 million and $15.2 million of revenue, respectively, for the three and nine months ended September 30, 2019 associated with the Makespace Agreement.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other (income) expense, net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) carrying value of our consumer storage operations and (ii) the Cash Contribution.
b. IMFS Divestment
On September 28, 2018, we sold substantially all of the assets associated with our fulfillment services business in the United States for total consideration of approximately $3.0 million (the "IMFS Divestment"). As described in Note 13 to Notes to Consolidated Financial Statements in our Annual Report, we have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Our fulfillment services business represented approximately $6.1 million and $20.2 million of total revenues and approximately $(0.4) million and $0.8 million of (loss) income from continuing operations for the three and nine months ended September 30, 2018, respectively.
Significant Acquisition Costs
We currently estimate total acquisition and integration expenditures associated with our acquisition of Recall Holdings Limited ("Recall") (the "Recall Transaction") and acquisition expenditures associated with the IODC Transaction to be approximately $405.0 million, the substantial majority of which was incurred prior to the end of 2018. From January 1, 2015 through September 30, 2019, we have incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $398.9 million, including $323.1 million of Significant Acquisition Costs (as defined in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report) and $75.8 million of capital expenditures. We expect the remaining amount of these operating and capital expenditures will be primarily related to moving costs associated with facility consolidation and system upgrade costs.
Immaterial Restatement
In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability which relates to periods prior to January 1, 2019. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, and have reflected this reserve through an immaterial restatement of our consolidated financial statements. As a result, certain line items in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 have been restated to reflect the immaterial restatement. See Note 2.n. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the effect of the immaterial restatement on certain line items in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

General
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; and (4) consulting services. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.

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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Three Months Ended September 30,		Average Exchange Rates for the Three Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.6%	$0.685	$0.731	(6.3)%
Brazilian real	2.6%	2.7%	$0.252	$0.254	(0.8)%
British pound sterling	6.2%	6.4%	$1.233	$1.303	(5.4)%
Canadian dollar	5.7%	5.8%	$0.757	$0.765	(1.0)%
Euro	7.3%	7.5%	$1.112	$1.163	(4.4)%

	Percentage of United States Dollar-Reported Revenue for the Nine Months Ended September 30,		Average Exchange Rates for the Nine Months Ended September 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.8%	$0.699	$0.758	(7.8)%
Brazilian real	2.6%	2.9%	$0.258	$0.280	(7.9)%
British pound sterling	6.4%	6.7%	$1.273	$1.352	(5.8)%
Canadian dollar	5.7%	6.0%	$0.752	$0.777	(3.2)%
Euro	7.4%	7.2%	$1.124	$1.195	(5.9)%

The percentage of United States dollar-reported revenues for all other foreign currencies was 12.5% and 12.6% for the three and nine months ended September 30, 2019, respectively, and 12.4% and 12.6% for the three and nine months ended September 30, 2018, respectively.

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other (income) expense, net (which includes foreign currency transaction (gains) losses, net); and (4) Significant Acquisition Costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (Loss) from Continuing Operations	$108,284	$77,349	$231,107	$209,001
Add/(Deduct):
Provision (Benefit) for Income Taxes	21,928	14,023	43,127	39,957
Other (Income) Expense, Net	(13,415)	325	(13,397)	1,420
Interest Expense, Net	106,677	103,938	314,427	303,836
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(9,284)	(388)	(17,087)	(2,064)
Depreciation and amortization	157,561	157,797	484,375	474,595
Significant Acquisition Costs	3,950	9,286	8,597	38,715
Adjusted EBITDA	$375,701	$362,330	$1,051,149	$1,065,460

Adjusted EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other (income) expense, net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.
Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reported EPS—Fully Diluted from Continuing Operations	$0.37	$0.27	$0.80	$0.73
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	—
Other (Income) Expense, Net	(0.05)	—	(0.05)	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(0.03)	—	(0.06)	—
Significant Acquisition Costs	0.01	0.03	0.03	0.14
Tax Impact of Reconciling Items and Discrete Tax Items(1)	—	(0.02)	(0.01)	(0.06)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.32	$0.28	$0.71	$0.80
_______________________________________________________________________________

(1)
The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2019 and 2018 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2019 and 2018 was 18.6% and 20.3%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax and amortization of data center leased-based intangibles ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss). Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other (income) expense, net (which includes foreign currency transaction (gains) losses, net); (4) real estate financing lease depreciation; (5) Significant Acquisition Costs; (6) the tax impact of reconciling items and discrete tax items; (7) loss (income) from discontinued operations, net of tax; and (8) loss (gain) on sale of discontinued operations, net of tax.
Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$108,284	$65,744	$231,211	$196,574
Add/(Deduct):
Real Estate Depreciation(1)	72,939	72,058	220,179	211,499
Gains on Sale of Real Estate, Net of Tax	(9,740)	(1,348)	(40,252)	(1,348)
Data Center Lease-Based Intangible Assets Amortization(2)	11,356	12,036	35,337	30,437
FFO (Nareit)	182,839	148,490	446,475	437,162
Add/(Deduct):
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	369	960	28,558	(716)
Other (Income) Expense, Net(3)	(13,415)	325	(13,397)	1,420
Real Estate Financing Lease Depreciation	3,115	3,374	9,732	10,323
Significant Acquisition Costs	3,950	9,286	8,597	38,715
Tax Impact of Reconciling Items and Discrete Tax Items(4)	1,283	(6,347)	(9,202)	(18,165)
Loss (Income) from Discontinued Operations, Net of Tax(5)	—	11,605	(104)	12,427
FFO (Normalized)	$178,141	$167,693	$470,659	$481,166
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

(3)
Includes foreign currency transaction (gains) losses, net of $(18.3) million and $(19.9) million in the three and nine months ended September 30 2019, respectively, and $0.7 million and $3.8 million in the three and nine months ended September 30, 2018, respectively. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $1.0 million and $(5.5) million for the three and nine months ended September 30, 2019, respectively, and $(4.0) million and $(14.6) million for the three and nine months ended September 30, 2018, respectively.

(5)	Net of a de minimis tax benefit for the three and nine months ended September 30, 2019 and 2018.

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

Results of Operations
Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2019	2018
Revenues	$1,062,224	$1,060,991	$1,233	0.1%
Operating Expenses	838,750	865,356	(26,606)	(3.1)%
Operating Income	223,474	195,635	27,839	14.2%
Other Expenses, Net	115,190	118,286	(3,096)	(2.6)%
Income from Continuing Operations	108,284	77,349	30,935	40.0%
(Loss) Income from Discontinued Operations, Net of Tax	—	(11,605)	11,605	(100.0)%
Net Income	108,284	65,744	42,540	64.7%
Net Income (Loss) Attributable to Noncontrolling Interests	609	(125)	734	(587.2)%
Net Income Attributable to Iron Mountain Incorporated	$107,675	$65,869	$41,806	63.5%
Adjusted EBITDA(1)	$375,701	$362,330	$13,371	3.7%
Adjusted EBITDA Margin(1)	35.4%	34.2%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2019	2018
Revenues	$3,182,994	$3,164,272	$18,722	0.6%
Operating Expenses	2,607,730	2,610,058	(2,328)	(0.1)%
Operating Income	575,264	554,214	21,050	3.8%
Other Expenses, Net	344,157	345,213	(1,056)	(0.3)%
Income from Continuing Operations	231,107	209,001	22,106	10.6%
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)	12,531	(100.8)%
Net Income	231,211	196,574	34,637	17.6%
Net Income Attributable to Noncontrolling Interests	1,534	485	1,049	216.3%
Net Income Attributable to Iron Mountain Incorporated	$229,677	$196,089	$33,588	17.1%
Adjusted EBITDA(1)	$1,051,149	$1,065,460	$(14,311)	(1.3)%
Adjusted EBITDA Margin(1)	33.0%	33.7%
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

REVENUES
Consolidated revenues consists of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$673,318	$656,973	$16,345	2.5%	4.0%	3.0%
Service	388,906	404,018	(15,112)	(3.7)%	(2.1)%	(3.0)%
Total Revenues	$1,062,224	$1,060,991	$1,233	0.1%	1.7%	0.7%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$2,005,580	$1,963,561	$42,019	2.1%	4.5%	2.5%
Service	1,177,414	1,200,711	(23,297)	(1.9)%	0.7%	(1.2)%
Total Revenues	$3,182,994	$3,164,272	$18,722	0.6%	3.1%	1.1%

_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and nine months ended September 30, 2019, the increase in reported consolidated storage rental revenues was driven by the favorable impact of acquisitions/divestitures and consolidated organic storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 2.0% to the reported storage rental revenue growth rates for the nine months ended September 30, 2019 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Organic storage rental revenue growth of 2.5% in the nine months ended September 30, 2019 compared to the prior year period was driven by organic storage rental revenue growth of 2.0% in our North American Records and Information Management Business segment due to revenue management partially offset by volume decreases, as well as organic storage rental revenue growth of 3.1% and 4.3% in our Western European Business and Other International Business segments, respectively, primarily a result of volume increases and, to a lesser extent, revenue management. Organic storage rental revenue growth in our Global Data Center Business segment was 5.1% for the nine months ended September 30, 2019 compared to the prior year period, primarily related to a $3.4 million lease modification fee that benefited organic storage rental revenue growth for the segment by 2.2%. Organic storage rental revenue growth in our North American Data Management Business segment was negative 2.1% for the nine months ended September 30, 2019 compared to the prior year period due to lower storage volume, partially offset by the impact of revenue management. Excluding the impact of acquisitions/divestitures, global records management net volumes as of September 30, 2019 increased by 0.4% over the ending volume as of September 30, 2018. Including the impact of acquisitions/divestitures, global records management net volumes as of September 30, 2019 increased by 1.0% over the ending volume at September 30, 2018, supported by net volume increases of 1.5% and 5.2% in our Western European Business and Other International Business segments, respectively, partially offset by a net volume decrease of 1.0% in our North American Records and Information Management Business segment. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the nine months ended September 30, 2019 by 2.4%, compared to the prior year period.

Service Revenues

In the three and nine months ended September 30, 2019, the decrease in reported consolidated service revenues was driven by unfavorable fluctuations in foreign currency exchange rates and negative organic service revenue growth, partially offset by the favorable impact of acquisitions/divestitures. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate for the nine months ended September 30, 2019 by 2.6%, compared to the prior year period. In the nine months ended September 30, 2019, organic service revenue growth was negative 1.2% compared to the prior year period, primarily driven by continued declines in organic service revenue activity levels in our North American Data Management Business segment resulting in negative 3.4% organic service revenue growth in this segment, as the storage business in this segment becomes more archival in nature and tape volumes decline, and negative organic service revenue growth of 1.1% in our North American Records and Information Management Business segment reflecting recent declines in recycled paper prices and lower destruction activity. The net impact of acquisitions/divestitures contributed 1.9% to the reported service revenue growth rates for the nine months ended September 30, 2019, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $1.2 million, or 0.1%, to $1,062.2 million and $18.7 million, or 0.6%, to $3,183.0 million for the three and nine months ended September 30, 2019, respectively, from $1,061.0 million and $3,164.3 million for the three and nine months ended September 30, 2018, respectively. The net impact of acquisitions/divestitures contributed 2.0% to the reported consolidated revenue growth rate for the nine months ended September 30, 2019 compared to the prior year period. Consolidated organic revenue growth was 1.1% in the nine months ended September 30, 2019 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the nine months ended September 30, 2019 by 2.5%, compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2017	2018				2019
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Rental Revenue	4.2%	3.7%	1.9%	2.3%	1.9%	2.0%	2.4%	3.0%
Service Revenue	(0.1)%	1.4%	7.6%	7.1%	6.1%	1.8%	(2.0)%	(3.0)%
Total Revenues	2.5%	2.8%	4.1%	4.1%	3.5%	1.9%	0.7%	0.7%

We expect our consolidated organic storage rental revenue growth rate for 2019 to be approximately 2.5% and our consolidated organic total revenue growth rate to be approximately 1.0%. During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 4.2%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth for the second quarter of 2018 were negatively impacted by 0.8% and 0.5%, respectively, related to a $4.2 million customer termination fee in our Global Data Center Business segment in the second quarter of 2017. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth were benefited by 0.3% and 0.2%, respectively, for the second quarter of 2019 and by 0.3% and 0.2%, respectively, for the third quarter of 2019, in each case related to a $1.7 million customer lease modification fee in our Global Data Center Business segment. We expect similar benefits in the fourth quarter of 2019 related to this lease modification fee, which will total approximately $5.4 million for the full year 2019. Our organic storage rental revenue growth rates have declined over the past two fiscal years, as organic storage rental revenue growth for full year 2017 and 2018 was 3.9% and 2.4%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and in the nine months ended September 30, 2019, we experienced modest volume declines in our North American Records and Information Management Business and North American Data Management Business segments, with organic storage rental revenue growth in these segments coming primarily from revenue management and volume growth in our Western European Business and Other International Business segments. Within these business segments, we expect these trends to continue into the next few years.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our North American Records and Information Management Business and Western European Business segments, as well as continued declines in service revenue activity levels in our North American Data Management Business segment, as the storage business becomes more archival in nature and tape volumes decline. The recent increases in organic service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8%, negative 2.0% and negative 3.0% for the first, second and third quarters of 2019, respectively, reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. We expect these trends to continue into 2020.
OPERATING EXPENSES
Cost of Sales
Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
Labor	$200,471	$199,892	$579	0.3%	2.2%	18.9%	18.8%	0.1%
Facilities	171,700	161,634	10,066	6.2%	8.0%	16.2%	15.2%	1.0%
Transportation	40,137	40,573	(436)	(1.1)%	0.6%	3.8%	3.8%	—%
Product Cost of Sales and Other	37,064	43,027	(5,963)	(13.9)%	(12.1)%	3.5%	4.1%	(0.6)%
Significant Acquisition Costs	1,945	2,892	(947)	(32.7)%	(30.1)%	0.2%	0.3%	(0.1)%
Total Cost of Sales	$451,317	$448,018	$3,299	0.7%	2.6%	42.5%	42.2%	0.3%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
Labor	$612,385	$615,898	$(3,513)	(0.6)%	2.6%	19.2%	19.5%	(0.3)%
Facilities	523,369	486,196	37,173	7.6%	10.5%	16.4%	15.4%	1.0%
Transportation	123,136	118,930	4,206	3.5%	6.3%	3.9%	3.8%	0.1%
Product Cost of Sales and Other	114,937	122,164	(7,227)	(5.9)%	(2.6)%	3.6%	3.9%	(0.3)%
Significant Acquisition Costs	4,136	5,015	(879)	(17.5)%	(14.1)%	0.1%	0.2%	(0.1)%
Total Cost of Sales	$1,377,963	$1,348,203	$29,760	2.2%	5.2%	43.3%	42.6%	0.7%

Labor
Labor expenses decreased to 19.2% of consolidated revenues in the nine months ended September 30, 2019 compared to 19.5% in the nine months ended September 30, 2018. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by improvements across our North American Data Management Business, Western European Business and Other International Business segments, partially attributable to ongoing cost management actions. On a constant dollar basis, labor expenses for the nine months ended September 30, 2019 increased by $15.4 million, or 2.6%, compared to the prior year period, primarily driven by acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as increased labor costs related to growth of our shredding operations within our North American Records and Information Management Business segment.

Facilities
Facilities expenses increased to 16.4% of consolidated revenues in the nine months ended September 30, 2019 compared to 15.4% in the nine months ended September 30, 2018. The 100 basis point increase in facilities expenses as a percentage of consolidated revenues was driven primarily by acquisitions in our Global Data Center Business segment and our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, facilities expenses for the nine months ended September 30, 2019 increased by $49.6 million, or 10.5%, compared to the prior year period, driven by higher rent expense, insurance costs, utilities and building maintenance, in part driven by the acquisitions mentioned above.
Transportation
Transportation expenses increased to 3.9% of consolidated revenues in the nine months ended September 30, 2019 compared to 3.8% in the nine months ended September 30, 2018. The increase in transportation expenses as a percentage of consolidated revenues was primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, transportation expenses for the nine months ended September 30, 2019 increased by $7.3 million, or 6.3%, compared to the prior year period, primarily driven by acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment.
Product Cost of Sales and Other
Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, were 3.6% of consolidated revenues for the nine months ended September 30, 2019 compared to 3.9% in the nine months ended September 30, 2018. On a constant dollar basis, product cost of sales and other decreased by $3.1 million, or 2.6%, compared to the prior year period, primarily driven by lower special project costs.
Significant Acquisition Costs
Significant Acquisition Costs included in cost of sales were $4.1 million and $5.0 million in the nine months ended September 30, 2019 and 2018, respectively, and primarily consisted of employee severance costs and facility integration costs associated with the Recall Transaction.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
General and Administrative	$133,796	$148,456	$(14,660)	(9.9)%	(8.6)%	12.6%	14.0%	(1.4)%
Sales, Marketing and Account Management	58,011	59,031	(1,020)	(1.7)%	(0.3)%	5.5%	5.6%	(0.1)%
Information Technology	37,781	39,588	(1,807)	(4.6)%	(3.7)%	3.6%	3.7%	(0.1)%
Bad Debt Expense	7,563	6,460	1,103	17.1%	20.6%	0.7%	0.6%	0.1%
Significant Acquisition Costs	2,005	6,394	(4,389)	(68.6)%	(68.4)%	0.2%	0.6%	(0.4)%
Total Selling, General and Administrative Expenses	$239,156	$259,929	$(20,773)	(8.0)%	(6.7)%	22.5%	24.5%	(2.0)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2019	2018				2019	2018
General and Administrative	$428,970	$429,670	$(700)	(0.2)%	2.1%	13.5%	13.6%	(0.1)%
Sales, Marketing and Account Management	186,717	191,441	(4,724)	(2.5)%	(0.4)%	5.9%	6.1%	(0.2)%
Information Technology	125,981	116,340	9,641	8.3%	9.8%	4.0%	3.7%	0.3%
Bad Debt Expense	16,350	18,173	(1,823)	(10.0)%	(7.9)%	0.5%	0.6%	(0.1)%
Significant Acquisition Costs	4,461	33,700	(29,239)	(86.8)%	(86.6)%	0.1%	1.1%	(1.0)%
Total Selling, General and Administrative Expenses	$762,479	$789,324	$(26,845)	(3.4)%	(1.4)%	24.0%	24.9%	(0.9)%
General and Administrative
General and administrative expenses decreased to 13.5% of consolidated revenues in the nine months ended September 30, 2019 compared to 13.6% in the nine months ended September 30, 2018. General and administrative expenses for the nine months ended September 30, 2018 includes $10.8 million of indirect expenses associated with a value-added tax matter in the Netherlands (the "Netherlands VAT Matter"), as described in Note 2.n. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. On a constant dollar basis, excluding the impact of the Netherlands VAT Matter, general and administrative expenses for the nine months ended September 30, 2019 increased by $19.6 million, or 4.8%, compared to the prior year period. The increase in general and administrative expenses as a percentage of consolidated revenues was driven mainly by higher compensation expense and professional fees within the Corporate and Other Business segment, primarily associated with our new global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, as well as acquisitions in the Adjacent Businesses operating segment within our Corporate and Other Business segment. The increase in compensation expense is primarily the result of merit-based increases as well as increased headcount, partially offset by a reduction in variable compensation expense. For the three months ended September 30, 2019, excluding the impact of the Netherlands VAT Matter, general and administrative expenses decreased by $11.1 million, or 7.6%, compared to the prior year period on a constant dollar basis, primarily driven by a reduction in variable compensation expense as well as cost management actions.

Sales, Marketing and Account Management
Sales, marketing and account management expenses decreased to 5.9% of consolidated revenues in the nine months ended September 30, 2019 compared to 6.1% in the nine months ended September 30, 2018. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to lower commissions expense, as well as a decrease in marketing costs. On a constant dollar basis, sales, marketing and account management expenses for the nine months ended September 30, 2019 decreased by $0.7 million, or 0.4%, compared to the prior year period, primarily driven by lower marketing costs.
Information Technology
IT expenses increased to 4.0% of consolidated revenues in the nine months ended September 30, 2019 compared to 3.7% in the nine months ended September 30, 2018. IT expenses as a percentage of consolidated revenues reflect an increase in professional fees and compensation expense, primarily related to information security costs and investments in innovation and product development. On a constant dollar basis, IT expenses for the nine months ended September 30, 2019 increased by $11.3 million, or 9.8%, compared to the prior year period, primarily driven by an increase in professional fees and compensation expense, primarily related to information security costs and investments in innovation and product development.
Bad Debt Expense
We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the nine months ended September 30, 2019 decreased by $1.4 million on a constant dollar basis compared to the prior year period, primarily driven by lower bad debt expense associated with our Western European Business and Other International Business segments.
Significant Acquisition Costs
Significant Acquisition Costs included in selling, general and administrative expenses were $4.5 million and $33.7 million in the nine months ended September 30, 2019 and 2018, respectively, and primarily consisted of advisory and professional fees, as well as severance costs.
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
Depreciation expense decreased $1.4 million, or 0.4%, on a reported dollar basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $11.2 million, or 8.2%, on a reported dollar basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Gain on disposal/write-down of property, plant and equipment, net
Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2019 was approximately $9.3 million and $17.1 million, respectively.
During the second quarter of 2019, we began exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio. As a result, during the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. On September 30, 2019, we entered into an agreement (the “Iron Cloud Outsourcing Agreement”) with a wholesale provider of data infrastructure and data management services to outsource the operation, infrastructure management and maintenance and delivery of select offerings within our Iron Cloud portfolio. In conjunction with the entry into the Iron Cloud Outsourcing Agreement, we also sold certain IT infrastructure assets and the rights to certain hardware and software maintenance contracts used to deliver these Iron Cloud offerings. As a result of our long-lived asset impairment analysis and sale of certain IT infrastructure assets and rights to certain hardware and software maintenance contracts, we recognized an impairment charge and a loss on sale of the assets totaling approximately $0.8 million and $24.8 million during the three and nine months ended September 30, 2019, respectively.
The gain for the nine months ended September 30, 2019 consisted primarily of gains associated with (i) a sale-leaseback transaction of five facilities in the United States of approximately $9.8 million during the third quarter of 2019 and (ii) the sale of certain land and buildings in the United Kingdom of approximately $36.0 million during the second quarter of 2019. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio, as described above, and (ii) the write-down of certain property, plant and equipment in our North American Records and Information Management Business of approximately $3.1 million.
OTHER EXPENSES, NET
Interest Expense, Net
Consolidated interest expense, net increased $10.6 million, or 3.5%, to $314.4 million in the nine months ended September 30, 2019 from $303.8 million in the nine months ended September 30, 2018. This increase was a result of higher average debt outstanding during the nine months ended September 30, 2019. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2019	2018		2019	2018
Foreign currency transaction (gains) losses, net	$(18,251)	$664	$(18,915)	$(19,885)	$3,825	$(23,710)
Other, net	4,836	(339)	5,175	6,488	(2,405)	8,893
Other (Income) Expense, Net	$(13,415)	$325	$(13,740)	$(13,397)	$1,420	$(14,817)
Foreign Currency Transaction (Gains) Losses
We recorded net foreign currency transaction gains of $19.9 million in the nine months ended September 30, 2019, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.
We recorded net foreign currency transaction losses of $3.8 million in the nine months ended September 30, 2018, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of each of the Australian dollar, Brazilian real and Turkish lira against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries. These losses were partially offset by gains resulting primarily from the impact of changes in the exchange rate of each of the British pound sterling and Canadian dollar against the United States dollar compared to December 31, 2017 on our intercompany balances with and between certain of our subsidiaries and the Euro Notes (as defined below).

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
Our effective tax rates for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018(1)	2019(1)	2018(2)
Effective Tax Rate	16.8%	15.3%	15.7%	16.0%
_______________________________________________________________________________

(1)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2019	2018
Income (Loss) from Continuing Operations	$108,284	$77,349	$30,935	40.0%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	10.2%	7.3%
Adjusted EBITDA	$375,701	$362,330	$13,371	3.7%
Adjusted EBITDA Margin	35.4%	34.2%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2019	2018
Income (Loss) from Continuing Operations	$231,107	$209,001	$22,106	10.6%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	7.3%	6.6%
Adjusted EBITDA	$1,051,149	$1,065,460	$(14,311)	(1.3)%
Adjusted EBITDA Margin	33.0%	33.7%
Consolidated Adjusted EBITDA for the nine months ended September 30, 2019 decreased by $14.3 million, or 1.3%, and consolidated Adjusted EBITDA Margin decreased by 70 basis points compared to the same prior year period. Adjusted EBITDA for the nine months ended September 30, 2018 was negatively impacted by $10.8 million of indirect tax expenses associated with the Netherlands VAT Matter. Excluding the impact of the Netherlands VAT Matter, consolidated Adjusted EBITDA decreased $25.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of increased labor costs in our secure shredding business, higher technology costs associated with information security investments and higher overhead expenses associated with the growth of our data center business, partially offset by a reduction in variable compensation expense and the impact of cost management actions. For the three months ended September 30, 2019, excluding the impact of the Netherlands VAT Matter, consolidated Adjusted EBITDA increased by $11.9 million compared to the prior year period, primarily driven by cost management actions as well as a reduction in variable compensation expense.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Loss from discontinued operations, net of tax was $12.4 million for the nine months ended September 30, 2018, primarily related to the costs associated with the Recall Divestments (as defined and discussed in Note 13 to Notes to Consolidated Financial Statements in our Annual Report).
NONCONTROLLING INTERESTS
For the nine months ended September 30, 2019 and 2018, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to IMI of $1.5 million and $0.5 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
North American Records and Information Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$317,820	$306,633	$11,187	3.6%	3.7%	2.8%
Service	224,224	232,970	(8,746)	(3.8)%	(3.6)%	(3.2)%
Segment Revenue	$542,044	$539,603	$2,441	0.5%	0.6%	0.2%
Segment Adjusted EBITDA(1)	$246,415	$248,600	$(2,185)
Segment Adjusted EBITDA Margin(2)	45.5%	46.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$938,161	$917,347	$20,814	2.3%	2.6%	2.0%
Service	670,536	688,179	(17,643)	(2.6)%	(2.2)%	(1.1)%
Segment Revenue	$1,608,697	$1,605,526	$3,171	0.2%	0.5%	0.7%
Segment Adjusted EBITDA(1)	$715,683	$719,199	$(3,516)
Segment Adjusted EBITDA Margin(2)	44.5%	44.8%
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

For the nine months ended September 30, 2019, reported revenue in our North American Records and Information Management Business segment increased 0.2%, compared to the nine months ended September 30, 2018, due to organic revenue growth, offset by the unfavorable net impact of acquisitions/dispositions (due to the IMFS Divestment) and foreign currency exchange rates. Organic revenue growth of 0.7% was primarily the result of organic storage rental revenue growth of 2.0% driven by revenue management, partially offset by volume decreases. In addition, negative organic service revenue growth of 1.1% was driven by recent declines in recycled paper prices, lower destructions and reduced retrieval/re-file and related transportation activity, partially offset by growth in secure shredding revenue and increased project activity. Adjusted EBITDA Margin decreased 30 basis points during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by lower recycled paper prices, increased facility rent expense and higher professional fees, partially offset by lower compensation expense and other employee related costs. The decrease in compensation expense is primarily due to a reduction in variable compensation expense, partially offset by increased labor costs related to growth in our shredding operations.

North American Data Management Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$66,497	$67,779	$(1,282)	(1.9)%	(1.8)%	(1.2)%
Service	30,055	29,698	357	1.2%	1.3%	(0.5)%
Segment Revenue	$96,552	$97,477	$(925)	(0.9)%	(0.9)%	(1.0)%
Segment Adjusted EBITDA(1)	$54,378	$53,484	$894
Segment Adjusted EBITDA Margin(2)	56.3%	54.9%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$199,819	$205,833	$(6,014)	(2.9)%	(2.7)%	(2.1)%
Service	89,895	91,639	(1,744)	(1.9)%	(1.7)%	(3.4)%
Segment Revenue	$289,714	$297,472	$(7,758)	(2.6)%	(2.4)%	(2.5)%
Segment Adjusted EBITDA(1)	$157,998	$162,616	$(4,618)
Segment Adjusted EBITDA Margin(2)	54.5%	54.7%

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

For the nine months ended September 30, 2019, reported revenue in our North American Data Management Business segment decreased 2.6%, compared to the nine months ended September 30, 2018, primarily due to negative organic revenue growth. The negative organic revenue growth of 2.5% was primarily attributable to a decline in organic service revenue growth of 3.4% due to continued declines in service revenue activity levels as the business becomes more archival in nature and tape volumes decrease, as well as a decline in organic storage rental revenue of 2.1%, primarily attributable to volume decreases, partially offset by the impact of revenue management. Adjusted EBITDA Margin increased 140 basis points for the three months ended September 30, 2019 compared to the three months ended September 30. 2018, primarily driven by cost management actions. Adjusted EBITDA Margin decreased 20 basis points during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily associated with investments in new products and services, as well as lower revenue not being offset by lower fixed costs, partially offset by cost management actions.

Western European Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$78,009	$79,492	$(1,483)	(1.9)%	2.9%	3.7%
Service	43,428	46,862	(3,434)	(7.3)%	(2.7)%	(3.8)%
Segment Revenue	$121,437	$126,354	$(4,917)	(3.9)%	0.8%	0.9%
Segment Adjusted EBITDA(1)	$38,639	$40,817	$(2,178)
Segment Adjusted EBITDA Margin(2)	31.8%	32.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$237,258	$245,883	$(8,625)	(3.5)%	2.3%	3.1%
Service	140,259	147,986	(7,727)	(5.2)%	0.5%	0.2%
Segment Revenue	$377,517	$393,869	$(16,352)	(4.2)%	1.6%	2.0%
Segment Adjusted EBITDA(1)	$122,011	$131,377	$(9,366)
Segment Adjusted EBITDA Margin(2)	32.3%	33.4%

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

For the nine months ended September 30, 2019, reported revenue in our Western European Business segment decreased 4.2%, compared to the nine months ended September 30, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth. Organic revenue growth was 2.0%, primarily attributable to organic storage rental revenue growth of 3.1%, primarily associated with volume increases and, to a lesser extent, revenue management, as well as organic service revenue growth of 0.2%, reflecting higher destruction activity partially offset by reduced project activity and core service declines. For the nine months ended September 30, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Western European Business segment by 5.8% compared to the prior year period due to the weakening of the British pound sterling and Euro against the United States dollar. Adjusted EBITDA Margin decreased 110 basis points during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by higher facilities costs, compensation expense and professional fees. The higher facilities costs reflect increased rent and utility costs, partially offset by lower property taxes.

Other International Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$128,715	$124,920	$3,795	3.0%	7.2%	4.5%
Service	69,013	75,719	(6,706)	(8.9)%	(3.8)%	(5.7)%
Segment Revenue	$197,728	$200,639	$(2,911)	(1.5)%	3.0%	0.6%
Segment Adjusted EBITDA(1)	$62,120	$60,106	$2,014
Segment Adjusted EBITDA Margin(2)	31.4%	30.0%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$387,086	$386,278	$808	0.2%	7.6%	4.3%
Service	211,421	232,655	(21,234)	(9.1)%	(1.0)%	(2.8)%
Segment Revenue	$598,507	$618,933	$(20,426)	(3.3)%	4.4%	1.6%
Segment Adjusted EBITDA(1)	$178,993	$181,305	$(2,312)
Segment Adjusted EBITDA Margin(2)	29.9%	29.3%
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

In the nine months ended September 30, 2019, reported revenue in our Other International Business segment decreased 3.3% compared to the nine months ended September 30, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth and the favorable impact of acquisitions/divestitures. Organic revenue growth was 1.6%, supported by 4.3% organic storage rental revenue growth, primarily due to volume increases and, to a lesser extent, revenue management, partially offset by negative 2.8% organic service revenue growth, primarily due to a decrease in project activity. The net impact of acquisitions/divestitures contributed 2.8% to reported revenue growth for the nine months ended September 30, 2019, compared to the prior year period. For the nine months ended September 30, 2019, foreign currency exchange rate fluctuations decreased our reported revenues for the Other International Business segment by 7.7% compared to the prior year period primarily due to the weakening of the Australian dollar and Brazilian real against the United States dollar. Adjusted EBITDA Margin increased 60 basis points for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to compensation expense growing at a lower rate than revenue and a decrease in transportation costs, partially offset by higher facilities costs, mainly rent expense, and building maintenance costs.

Global Data Center Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$62,001	$60,039	$1,962	3.3%	4.1%	4.1%
Service	2,417	3,341	(924)	(27.7)%	(27.5)%	(27.2)%
Segment Revenue	$64,418	$63,380	$1,038	1.6%	2.5%	2.4%
Segment Adjusted EBITDA(1)	$32,261	$27,299	$4,962
Segment Adjusted EBITDA Margin(2)	50.1%	43.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$182,301	$157,479	$24,822	15.8%	16.4%	5.1%
Service	5,944	7,399	(1,455)	(19.7)%	(19.6)%	(25.3)%
Segment Revenue	$188,245	$164,878	$23,367	14.2%	14.7%	3.7%
Segment Adjusted EBITDA(1)	$85,913	$72,990	$12,923
Segment Adjusted EBITDA Margin(2)	45.6%	44.3%
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

For the nine months ended September 30, 2019, reported revenue in our Global Data Center Business segment increased 14.2% compared to the nine months ended September 30, 2018, primarily due to the impact of acquisitions (see Note 6 of Notes to Consolidated Financial Statements included in our Annual Report for additional acquisition details). The impact of acquisitions contributed 11.0% to the reported revenue growth rate in our Global Data Center Business segment for the nine months ended September 30, 2019 compared to the prior year period. Organic storage rental revenue growth in our Global Data Center Business segment was 5.1% for the nine months ended September 30, 2019 compared to the prior year period, primarily related to a $3.4 million lease modification fee that benefited organic storage rental revenue growth by 2.2%. For the three months ended September 30, 2019 the impact of the lease modification fee of $1.7 million benefited organic storage rental revenue growth by 2.9%. Adjusted EBITDA Margin increased 700 basis points for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by the impact of the lease modification fee and cost management actions. Adjusted EBITDA increased $12.9 million for the nine months ended September 30, 2019 compared to the prior year period, primarily due to the impact of acquisitions and the lease modification fee described above. Adjusted EBITDA Margin increased 130 basis points during the nine months ended September 30, 2019 compared to the prior year period primarily due to the impact of cost management actions, partially offset by higher facilities costs, in part due to recent acquisitions, and increased overhead to support the growth of this business.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$20,276	$18,110	$2,166	12.0%	12.6%	5.2%
Service	19,769	15,428	4,341	28.1%	29.5%	15.7%
Segment Revenue	$40,045	$33,538	$6,507	19.4%	20.4%	10.0%
Segment Adjusted EBITDA(1)	$(58,112)	$(67,976)	$9,864
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(5.5)%	(6.4)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$60,955	$50,741	$10,214	20.1%	21.2%	4.9%
Service	59,359	32,853	26,506	80.7%	85.1%	14.5%
Segment Revenue	$120,314	$83,594	$36,720	43.9%	46.1%	8.6%
Segment Adjusted EBITDA(1)	$(209,449)	$(202,027)	$(7,422)
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.6)%	(6.4)%
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

Adjusted EBITDA in the Corporate and Other Business segment decreased $7.4 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Adjusted EBITDA for the nine months ended September 30, 2018 was negatively impacted by $10.8 million of indirect tax expenses associated with the Netherlands VAT Matter. Excluding the impact of the Netherlands VAT Matter, Adjusted EBITDA in the Corporate and Other Business segment decreased $18.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by higher compensation expense and professional fees associated with investments in our global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. The increase in compensation expense is primarily the result of merit-based increases as well as increased headcount, partially offset by a reduction in variable compensation expense. For the three months ended September 30, 2019, excluding the impact of the Netherlands VAT Matter, Adjusted EBITDA increased by $8.4 million compared to the prior year period, primarily driven by cost management actions as well as a reduction in variable compensation expense.

Liquidity and Capital Resources
Project Summit
As disclosed in Note 13 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total restructuring charges (including operating and capital expenditures) of approximately $240.0 million, including approximately $60.0 million of restructuring charges we expect to incur during the fourth quarter of 2019. We expect to substantially complete all actions associated with Project Summit by the end of 2021. We expect a significant portion of the restructuring charges we will incur as a result of Project Summit to be settled in cash, including substantially all of the restructuring charges we expect to incur during the fourth quarter of 2019.
Cash Flows
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2019	2018
Cash flows from operating activities - continuing operations	$648,145	$625,538
Cash flows from investing activities - continuing operations	(640,696)	(2,102,793)
Cash flows from financing activities - continuing operations	19,885	769,559
Cash and cash equivalents at the end of period	186,778	197,676
a. Cash Flows from Operating Activities
For the nine months ended September 30, 2019, net cash flows provided by operating activities increased by $22.6 million compared to the prior year period, primarily due to a decrease in cash used in working capital of $20.9 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses and an increase in net income (including non-cash charges) of $1.7 million.
b. Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2019 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $56.5 million, primarily funded by borrowings under our revolving credit facility (the "Revolving Credit Facility").

•
We paid cash for capital expenditures of $533.6 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, and incurred both (i) customer inducements (which consist primarily of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) and third-party commissions during the nine months ended September 30, 2019 of $43.0 million, $7.4 million and $63.1 million, respectively.

•	We paid $19.2 million as part of our investment in Makespace (as discussed above).

•	We received proceeds of $82.1 million primarily related to the sale of three facilities in the United Kingdom and five facilities in in the United States.
c. Cash Flows from Financing Activities
Our significant financing activities during the nine months ended September 30, 2019 included:

•	Net proceeds of $987.5 million associated with the issuance of the 4 7/8% Senior Notes due 2029 (as defined below).

•	Net payments of $434.4 million primarily associated with the repayments on our Revolving Credit Facility.

•	Payment of dividends in the amount of $528.9 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the nine months ended September 30, 2019 and 2018, organized by the type of the spending as described in our Annual Report:

	Nine Months Ended September 30,

Nature of Capital Spend (in thousands)	2019	2018
Growth Investment Capital Expenditures:
Real Estate(1)	$107,895	$109,246
Non-Real Estate(2)	20,813	35,942
Data Center(3)	316,932	106,282
Innovation(1)	14,596	9,535
Total Growth Investment Capital Expenditures	460,236	261,005
Recurring Capital Expenditures:
Real Estate(2)	42,997	40,618
Non-Real Estate(2)	19,255	13,675
Data Center(3)	4,951	6,381
Total Recurring Capital Expenditures	67,203	60,674
Total Capital Spend (on accrual basis)	527,439	321,679
Net increase (decrease) in prepaid capital expenditures	361	(2,762)
Net decrease (increase) in accrued capital expenditures	5,814	11,036
Total Capital Spend (on cash basis)	$533,614	$329,953
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

(3)	Growth investment capital expenditures on our data center business to be approximately $350.0 million.
Dividends
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that were declared during the first nine months of 2019 and fiscal year 2018.

Financial Instruments and Debt
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment as of September 30, 2019 is related to cash and cash equivalents. See Note 2.h. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2019 is as follows (in thousands):

	September 30, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$354,879	$(11,763)	$343,116
Term Loan A	231,250	—	231,250
Term Loan B	688,089	(7,806)	680,283
Australian Dollar Term Loan	219,871	(2,389)	217,482
UK Bilateral Revolving Credit Facility	172,180	(1,845)	170,335
4 3/8% Senior Notes due 2021	500,000	(2,866)	497,134
6% Senior Notes due 2023	600,000	(4,302)	595,698
5 3/8% CAD Senior Notes due 2023	188,811	(2,173)	186,638
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(6,752)	993,248
3% Euro Senior Notes due 2025	327,508	(3,622)	323,886
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	491,943	(5,651)	486,292
5 3/8% Senior Notes due 2026	250,000	(2,863)	247,137
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(11,375)	988,625
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(10,037)	814,963
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(14,451)	985,549
Real Estate Mortgages, Financing Lease Liabilities and Other	533,549	(444)	533,105
Accounts Receivable Securitization Program	271,562	(115)	271,447
Mortgage Securitization Program	50,000	(1,019)	48,981
Total Long-term Debt	8,704,642	(89,473)	8,615,169
Less Current Portion	(394,822)	—	(394,822)
Long-term Debt, Net of Current Portion	$8,309,820	$(89,473)	$8,220,347
In September 2019, IMI completed a private offering of $1.0 billion in aggregate principal amount of the 4 7/8% Notes due 2029. The 4 7/8% Notes due 2029 were issued at par. The net proceeds of approximately $987.5 million from the 4 7/8% Notes due 2029, after deducting the initial purchasers' commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.
See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
Letters of Credit
As of September 30, 2019, we had outstanding letters of credit totaling $35.2 million, of which $16.8 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between December 2019 and August 2027.

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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of September 30, 2019 and December 31, 2018, as well as our leverage ratio under our indentures as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.8	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.3	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	6.1	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.1	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the 4 7/8% Notes due 2029, the 4 7/8% Notes due 2027, the GBP Notes and the 5 1/4% Notes is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

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
Derivative Instruments
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swaps expire in March 2022. The forward-starting interest rate swap agreements have $350.0 million in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments at the rates specified in the interest rate swap agreements. We have designated these interest rate swap agreements as cash flow hedges.
In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements we notionally exchanged approximately $110.0 million at an interest rate of 6.0% for approximately 99.1 million Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require and exchange of the notional amounts at maturity. We have designated these cross-currency swap agreements as net investment hedges.
See Note 3 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information on our derivative instruments.

At The Market (ATM) Equity Program
As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At the Market (ATM) Equity Program during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8.8 million, generating net proceeds of $8.7 million, after deducting commissions of $0.1 million. As of September 30, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
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

The following table presents the cumulative amount of operating and capital expenditures incurred during the nine months ended September 30, 2019 and 2018, as well as the cumulative amount incurred through September 30, 2019, associated with the Recall Transaction and the IODC Transaction (in thousands):

	Cumulative Total Through September 30, 2019	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Significant Acquisition Costs	$323,121	$8,597	$38,715
Recall Capital Expenditures	75,735	2,198	14,226
Total	$398,856	$10,795	$52,941
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors

We face many risks. You should carefully consider the risks and uncertainties described below and under “Forward Looking Statements” in this Quarterly Report on Form 10-Q as well as in Part I, Item 1A under the heading “Risk Factors” and the information contained under the heading “Cautionary Note Regarding Forward Looking Statements” in our Annual Report, and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of the events or circumstances described in such risks and uncertainties actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.

Our program to simplify our global structure may not be successful.
In October 2019, we announced Project Summit, a global program designed to better position us for future growth and achievement of our strategic objectives. Project Summit will focus on simplifying our global records and information management structure and streamlining our managerial structure. As a result of the program, we expect to reduce the number of vice president level and above positions by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions over the next two years. We also plan to implement systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals. We expect the total program benefits associated with Project Summit to be fully realized by the end of 2022. We have included in this Quarterly Report on Form 10-Q estimates of expected improvements to our Adjusted EBITDA and the restructuring charges (including operating and capital expenditures) we expect to incur. However, we may not be able to realize the full amount of our expected improvements to Adjusted EBITDA in a timely manner, or at all, and the restructuring charges associated Project Summit may exceed our expectations. In addition, this program may yield unintended consequences, such as attrition beyond our intended reduction in force and distraction of our employees. As a result, Project Summit could have a material adverse effect on our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the three months ended September 30, 2019, nor did we repurchase any shares of our common stock during the three months ended September 30, 2019.
Item 6. Exhibits
(a)    Exhibits
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
4.1
Senior Indenture, dated as of September 9, 2019, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2019.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: October 31, 2019