Form 10-K
period 2019-12-31
IRON MOUNTAIN INC
filed 2020-02-13
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

23-2588479
(I.R.S. Employer Identification No.)
02110
(Zip Code)
617-535-4766
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	IRM	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2019, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $8.9 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant's Common Stock at February 7, 2020: 287,343,251
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2019.

IRON MOUNTAIN INCORPORATED
2019 FORM 10-K ANNUAL REPORT

References in this Annual Report to "the Company," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected change in volume of records stored with us, (3) expected organic revenue growth, including 2020 consolidated organic storage rental revenue growth rate and consolidated organic total revenue growth rate, (4) expectations that profits will increase in our growth portfolio, including our higher-growth markets, and that our growth portfolio will become a larger part of our business over time, (5) expectations related to our revenue management programs and continuous improvement initiatives, (6) expectations related to our leverage ratio and capital requirements, (7) expected ability to identify and complete acquisitions and drive returns on invested capital,
(8) anticipated capital expenditures, and (9) expected benefits, costs and actions related to Project Summit (as defined and discussed below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•	our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");

•	the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

•	changes in customer preferences and demand for our storage and information management services;

•	our ability or inability to execute our strategic growth plan, expand internationally, complete acquisitions on satisfactory terms, and to integrate acquired companies efficiently;

•	changes in the amount of our growth and maintenance capital expenditures and our ability to raise capital and invest according to plan;

•	our ability to execute on Project Summit and the potential impacts of Project Summit on our ability to retain and recruit employees and execute on our strategy;

•	the cost and our ability to comply with laws, regulations and customer demands relating to data security and privacy issues, as well as fire and safety standards;

•
the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information or our internal records or information technology ("IT") systems and the impact of such incidents on our reputation and ability to compete;

•	changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;

•	changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;

•	the impact of executing on our growth strategy through joint ventures;

•	our ability to comply with our existing debt obligations and restrictions in our debt instruments or to obtain additional financing to meet our working capital needs;

•	the impact of service interruptions or equipment damage and the cost of power on our data center operations;

•	changes in the cost of our debt;

•	the impact of alternative, more attractive investments on dividends;

•	the cost or potential liabilities associated with real estate necessary for our business;

•	the performance of business partners upon whom we depend for technical assistance or management expertise; and

•	other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.
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

PART I
Item 1. Business.

Business Overview

We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and IT infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options.

Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has more than 225,000 customers in a variety of industries in approximately 50 countries around the world, as of December 31, 2019. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 96% of the Fortune 1000. As of December 31, 2019, we employed more than 25,000 people. We are listed on the New York Stock Exchange (the "NYSE") and are a constituent of the Standard & Poor's 500 Index and the MSCI REIT index. As of December 31, 2019, we were number 605 on the Fortune 1000.

We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.

Business Strategy

Overview

Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital mediums. We offer a suite of "mission-critical" storage and related services to help customers with this transformation, and utilize the strategy outlined below to grow our business.

•
Pursuing Volume Opportunities in Records and Information Management Globally with a Focus on Faster-Growing Geographies and Verticals - We are establishing and enhancing leadership positions in higher-growth markets such as central and eastern Europe, Latin America, Asia and Africa, through both organic expansion and acquisitions where GDP growth is faster and outsourcing information management is at an earlier stage. We are also focused on increasing revenues in more established markets such as the United States, Canada, Western Europe, Australia and New Zealand, primarily through targeted sales and marketing efforts to attract new customers or to gain incremental volumes from existing customers. We believe much of the opportunity for new customers is from existing verticals that do not already outsource some or all of their storage and information management needs to us or another third party vendor. We expect to continue to invest in attractive acquisitions of customer relationships and storage and information management services businesses, designed to optimize the utilization of our existing assets and to expand our presence and better serve our customers.

•
Driving Revenue Growth and Margin Expansion Through Revenue Management and Continuous Improvement - We expect to continue to drive revenue growth and margin expansion through further deployment of our revenue management program. Further, we expect continuous improvement initiatives will generate additional margin expansion opportunities, primarily in our established markets. In our higher-growth markets, we expect profits will grow with increased scale, and we will look to reinvest a portion of the cash flows generated to support expansion in these markets.

•
Continued Expansion of Data Center Business - We have made significant progress through acquisitions and organic growth in scaling our data center business, with 14 operating data centers across 13 global markets. As of December 31, 2019, approximately 86% of our capacity is leased, with total potential capacity of 357 megawatts in land and buildings currently owned or operated by Iron Mountain making us among the largest global data center operators.

•
Investing in Faster-Growing Businesses - We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our Entertainment Services, Fine Arts and Consumer Storage (each as defined below) businesses and digital services.

Our strategy is underpinned by our persistent focus on customer experience, as we continue to seek innovative solutions to help our customers navigate the journey from physical storage to a digital ecosystem.

Project Summit

In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit"). Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to have reduced our total managerial and administrative workforce by approximately 700 positions by the end of 2021.
The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We estimate that Project Summit will improve annual Adjusted EBITDA (as defined in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report) by approximately $200 million as program benefits are realized, with the total program benefits associated with Project Summit expected to be fully realized by the end of 2022. We estimate that the implementation of Project Summit will result in total costs of approximately $240 million.
As we simplify our global structure and combine our core records and information management operations under one global leader, we have reassessed the composition of our business segments. Our previous North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business segments have been combined into one Global Records and Information Management ("Global RIM") Business segment with certain product lines now captured in our Corporate and Other Business segment.

Business Segments

The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2019, 2018 and 2017, are set forth in Note 9 to Notes to Consolidated Financial Statements included in this Annual Report.

•	Global RIM Business: Our Global RIM Business segment includes five distinct offerings.
Records Management, stores physical records, including media such as microfilm and microfiche, film, X-rays and blueprints, and provides healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents (collectively, "Records Management") for customers in approximately 50 countries around the globe. As of December 31, 2019, Iron Mountain stored approximately 700 million cubic feet of hardcopy records.
Data Management, provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, (collectively, "Data Management").
Information Governance and Digital Solutions ("IGDS"), develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers' information, including the management of physical records, conversion of documents to digital formats and digital storage, primarily in the United States and Canada.

Secure Shredding, which includes the scheduled pick-up of office records that customers accumulate in specially designed secure containers we provide. Secure shredding, which involves the shredding of sensitive documents for customers that, in many cases, store their records with us, is a natural extension of our hard copy records management operations and completes the lifecycle of a record. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of shredding facilities and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada and South Africa.
Consumer Storage provides on-demand, valet storage for consumers (“Consumer Storage”) across 24 markets in North America through a strategic partnership (the "MakeSpace JV") with MakeSpace Labs, Inc. (“MakeSpace”) formed in March 2019. The MakeSpace JV is intended to utilize data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer experience.

•
Global Data Center Business: Our Global Data Center Business segment provides enterprise-class data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us with their data centers for over 15 years, and as of December 31, 2019, five of the top 10 global cloud providers were Iron Mountain Data Center customers.

As of December 31, 2019, our Global Data Center Business footprint spanned nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and four international markets: Amsterdam, London, and Singapore, with land held for development in Frankfurt.

•	Corporate and Other Business: Our Corporate and Other Business segment consists primarily of Adjacent Businesses and other corporate items.
Adjacent Businesses is comprised of (i) entertainment and media which helps industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets, throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom ("Entertainment Services") and (ii) technical expertise in the handling, installation and storing of art in the United States, Canada and Europe ("Fine Arts").
Our Corporate and Other Business segment also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole, and stock-based employee compensation expense associated with all stock options, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan. Additionally, our Corporate and Other Business segment includes our technology escrow services business in the United States.

Business Attributes

Our business has the following attributes:

•
Large, Diversified, Global Business - The world's most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $4.3 billion in annual revenue in 2019. Our business has a highly diverse customer base of approximately 225,000 customers - with no single customer accounting for more than 1% of revenue during the year ended December 31, 2019 - and operates in approximately 50 countries globally. This presents a significant cross-sell opportunity for our data center and digital services businesses.

•
Recurring, Durable Revenue Stream - We generate a majority of our revenues from contracted storage rental fees, via agreements that generally range from one to five years in length. Historically, in our Records Management business, we have seen strong customer retention (of approximately 98%) and solid physical records retention; more than 50% of physical records that entered our facilities 15 years ago, are still with us today. We have also seen strong customer retention in our Global Data Center Business, with low annual customer churn of approximately 4%.

•
Comprehensive Information Management Solution - As an S&P 500 REIT with approximately 1,450 locations globally and with offerings spanning physical storage, digitization services and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers' physical and digital needs and to help guide their digital transformation journey.

•
Significant Owner and Operator of Real Estate - We operate approximately 91 million square feet of real estate worldwide. Our owned real estate footprint spans nearly 30 million square feet and is concentrated in major metropolitan statistical areas in North America, Western Europe and Latin America.

•
Limited Revenue Cyclicality - Historically, economic downturns have not significantly affected our storage rental business. Due to the stability in our total global physical records volumes, the success of our revenue management, and the growth of our Global Data Center Business, we believe we can continue to grow storage rental revenue over time.

•
Shifting Revenue Mix - Our growth portfolio, which consists of our business in our higher-growth markets, our Global Data Center Business, and our Adjacent Businesses, comprised 24% of our total revenue in 2019, and grew 4% year over year, on an organic basis. We expect our growth portfolio to comprise an increasingly larger percentage of our overall business in the coming years.

In addition, our data center business has the following attributes:

•
Large Data Center Platform with Significant Expansion Opportunity - With over 3.5 million gross square feet, as of December 31, 2019, we have 120 MW of leasable capacity with an additional 237 MW under construction or held for development.

•
Differentiated Compliance and Security - We offer comprehensive compliance support and physical and cyber security. Our multi-layered approach to security includes a combination of technical and human security measures, and experienced senior military and public sector cyber security leaders lead our security. As of December 31, 2019, Iron Mountain data centers meet FISMA high and PCI-DSS compliance standards and are FedRAMP compliant.

•
Efficient Access and Flexibility - We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready, and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support and IT.

•
100% Green Powered Data Centers - As of December 31, 2019, Iron Mountain data centers are powered by 100% renewable energy, with carbon credit assistance and low power usage effectiveness ("PUE"). Iron Mountain is one of the top 25 buyers of renewable energy among the Fortune 1000 and now offers the Green Power Pass, which allows customers to include the power they consume at any Iron Mountain data center as green power in their CDP, RE100, GRI, or other sustainability reporting.

Significant Acquisitions

We have completed many records management acquisitions over the years to achieve scale, expand geographically and broaden our offerings, but most of our records management acquisitions in recent years have been smaller in size given the fragmented nature of the records management industry. With the rapid acceleration of growth in digital data and use of cloud storage, highly regulated companies and public sector organizations are selecting third-party providers such as us to host their data center infrastructure. We have been providing customers with data center space and solutions for more than 15 years, and have significantly expanded our Global Data Center Business in the last few years through acquisitions, the most significant one being that of IO Data Centers, LLC (“IODC”). On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, for approximately $1.34 billion (the "IODC Transaction"). See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report.

Competition

We compete with thousands of storage and information management services providers around the world as well as storage and information management services managed and operated internally by organizations. We believe that competition for records and information customers is based on price, reputation and reliability, quality and security of storage, quality of service and scope and scale of technology. While the majority of our competitors operate in only one market or region, we believe we provide a differentiated global offering that competes effectively in these areas.

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

Employees

As of December 31, 2019, we employed more than 9,000 employees in the United States and more than 16,000 employees outside of the United States. As of December 31, 2019, approximately 550 employees in California, Georgia and New Jersey and three provinces in Canada were represented by unions in North America and approximately 1,200 employees were represented by unions in Latin America (in Argentina, Brazil, Chile and Mexico). All union employees are currently under renewed labor agreements or operating under an extension agreement.

Where applicable, employees are generally eligible to participate in our benefit programs, which may include health and welfare arrangements as well as pension programs. Certain unionized employees in California receive these types of benefits through their unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specified objectives for the unit in which they work.

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

We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Alternative storage technologies exist, many of which require significantly less space than traditional physical records and tape storage, and as alternative technologies are adopted, storage volume and/or requirements for storage related services may decline. For example, volumes in our Global RIM Business segment were relatively steady in 2019 and we expect them to remain relatively consistent in the near term. We can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.

Failure to execute our strategic growth plan may adversely impact our financial condition and results of operations.

As part of our strategic growth plan, we expect to continue to invest in our existing businesses, including records and information management storage and services businesses in our higher-growth markets, data centers and adjacent businesses, and in new businesses, business strategies, products, services, technologies and geographies, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including:

•	our inability to identify suitable companies to acquire or invest in;

•	our inability to complete acquisitions or investments on satisfactory terms;

•	our inability to structure investments or acquisitions in a manner that complies with our debt covenants and is consistent with our leverage ratio goals;

•	increased demands on our management, operating systems, internal controls and financial and physical resources and, if necessary, our inability to successfully expand our infrastructure;

•	our inability to execute on our plans to help our customers digitize their records or incorporate new technologies into our offerings;

•	failure to achieve satisfactory returns on acquired companies or other investments, particularly in markets where we do not currently operate;

•
incurring additional debt necessary to acquire suitable companies or make other growth investments if we are unable to pay the purchase price or make the investment out of working capital, common stock or other equity securities;

•
our inability to manage the budgeting, forecasting and other process control issues presented by future growth, particularly with respect to operations in countries outside of the United States or in new lines of business;

•	insufficient revenues to offset expenses and liabilities associated with new investments; and

•	our inability to attract, develop and retain skilled employees to lead and support our strategic growth plan.

Our data center expansion in particular requires significant capital commitments. Our data center expansion and other new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results.

We also face competition from other companies in our efforts to grow our data center, international and complementary businesses, some of which possess substantial financial and other resources. As a result, we may be unable to acquire, invest in, or may pay a premium purchase price for, data centers, technology and higher-growth markets and adjacent businesses that support our strategic growth plan, or we may fail to manage the growth of any businesses we acquire or invest in, which could have an adverse effect on our results of operations and financial condition.

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

In October 2019, we announced Project Summit, a global program designed to better position us for future growth and achievement of our strategic objectives. Project Summit focuses on simplifying our global records and information management structure, streamlining our managerial structure and leveraging our global and regional customer facing resources. As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to have reduced our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We also plan to implement systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals. We expect the total program benefits associated with Project Summit to be fully realized by the end of 2022. We have included in this Annual Report on Form 10-K estimates of expected improvements to our Adjusted EBITDA and the costs (including operating and capital expenditures) we expect to incur. However, we may not be able to realize the full amount of our expected improvements to Adjusted EBITDA in a timely manner, or at all, and the costs associated Project Summit may exceed our expectations. In addition, this program may yield unintended consequences, such as attrition beyond our intended reduction in force, distraction of our employees and our anticipated systems and process changes may not work as expected and may create additional risks to our business. As a result, Project Summit could have a material adverse effect on our results of operations or financial condition.

Our future growth depends in part upon our ability to continue to effectively manage and execute on revenue management.

Over the past several years, our organic revenue growth has been positively impacted by our ability to effectively introduce, expand and monitor revenue management initially in our more established markets, and subsequently in our higher-growth markets. If we are not able to continue and effectively manage pricing, our results of operations could be adversely affected and we may not be able to execute on our strategic growth plan.

Changes in customer behavior with respect to document destruction could adversely affect our business, financial condition and results of operations.

Over the past year, our destruction rates as a percentage of records stored have fluctuated. When destruction rates increase, it has a positive impact on our service revenues in the year of destruction, but negatively impacts our longer term storage revenues, adversely affecting our financial condition and results of operations.

We and our customers are subject to laws and governmental regulations relating to data privacy and cybersecurity and our customers' demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.

We are subject to numerous U.S. federal, state, local and foreign laws and regulations relating to data privacy and cybersecurity. These regulations are complex, change frequently and have tended to become more stringent over time. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. In addition, a growing number of U.S. and foreign legislative and regulatory bodies have adopted consumer notification and other requirements if consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such information are possible. In the U.S., we are subject to various state laws which provide for disparate notification regimes. In addition, as a result of the continued emphasis on information security and instances in which personal information has been compromised, our customers are requesting that we take additional measures to enhance security, store electronic data locally, and assume higher liability under our contracts.

We devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with laws and regulations, our customers’ demands and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, laws and regulations or customer requirements could result in the curtailment of certain of our operations, the imposition of fines and penalties, liability resulting from litigation, restrictions on our ability to carry on or expand our operations, significant costs and expenses and reputational harm. For example, we have experienced incidents in which customers' information has been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws or regulations.

Attacks on our internal IT systems could damage our reputation, harm our business and adversely impact our results of operations.

Our reputation for providing secure information storage to customers is critical to the success of our business. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, our IT and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error or other disruptions. Moreover, until we have migrated businesses we acquire on to our IT systems, we may face additional risks because of the continued use of predecessor IT systems. We have outsourced, and expect to continue to outsource, certain support services to third parties, which may subject our IT and other sensitive information to additional risk. A successful breach of the security of our IT systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Changing fire and safety standards may result in significant expense.

As of December 31, 2019, we operated approximately 1,450 facilities worldwide, including over 650 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed, in all material respects, in compliance with applicable laws and regulations in effect at the time of their construction or outfitting. In some instances, local authorities may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of businesses we have acquired or may acquire is the process of making investments in the acquired facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.

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

Our customer contracts typically contain provisions limiting our liability regarding the loss or destruction of, or damage to, records, information, or other items stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage (such as per cubic foot) and our liability for IGDS, data center, destruction and other services unrelated to records, information and other items stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and related service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations in storage of fine arts and other valuable items and respond to customer demands for higher limitation of liability as a result of regulatory changes, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

International operations may pose unique risks.

As of December 31, 2019, we operated in approximately 50 countries outside the United States. Our international operations account for a significant portion of our overall operations, and as part of our growth strategy, we expect its share to increase as we continue to acquire or invest in businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:

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

•
political uncertainties and changes in the global political climate or other global events, such as the recent trade wars involving the U.S. or global pandemics, which may impose restrictions on, or create additional risk in relation to, global operations;

•	unforeseen liabilities, particularly within acquired businesses;

•	costs and difficulties associated with managing international operations of varying sizes and scale;

•	our operations in the United Kingdom and the European Union may be adversely affected by the exit from the European Union (“Brexit”) by the United Kingdom, and the uncertainty associated therewith;

•	the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets outside of the United States will not perform as expected;

•	difficulties attracting and retaining local management and key employees to operate our business in certain countries;

•	cultural differences and differences in business practices and operating standards; and

•	foreign currency fluctuations.

We have operations in numerous foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct business operations in numerous foreign countries through our foreign subsidiaries or affiliates, which primarily transact in their respective local currencies. Those local currencies are translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The results of operations of, and certain of our debt balances (including intercompany debt balances) associated with, our international businesses are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets. In addition, because we intend to distribute 100% of our REIT taxable income to our stockholders, and any exchange rate fluctuations may negatively impact our REIT taxable income, our distribution amounts may fluctuate because of exchange rate fluctuations.

Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations.

Since 2017, we have substantially expanded our Global Data Center Business through acquisitions and organically and we expect to continue to grow our Global Data Center Business in both ways going forward. For example, we paid an aggregate cash purchase price of over $1.7 billion for data center businesses we acquired in 2017 and 2018 and incurred other costs associated with the development of real estate to support this business. Our Global Data Center Business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data centers. Service interruptions or significant equipment damage could result in difficulty maintaining service level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers because of numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, hurricane, flood, earthquake and other natural disasters;

•	water damage;

•	fiber cuts;

•	extreme temperatures;

•	power loss or telecommunications failure;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

In addition, climate change may increase the likelihood that our data centers are affected by some of these factors.

While these risks could impact our overall business, they could have a more significant impact on our Global Data Center Business, where we have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage at our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage at our data centers could also result in lost profits or other indirect or consequential damages to our customers.

Our Global Data Center Business is susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources. We rely on third parties to provide power to our data centers. We are therefore subject to an inherent risk that such third parties may fail to deliver such power in adequate quantities or on a consistent basis. If the power delivered to our data centers is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost. Additionally, global fluctuations in the price of power can increase the cost of energy, and we may be limited in our ability to, or may not always choose to, pass these increased costs on to our customers. We also rely on third party telecommunications carriers to provide internet connectivity to our customers. These carriers may elect not to offer or to restrict their services within our data centers or may elect to discontinue such services. Furthermore, carriers may face business difficulties, which could affect their ability to provide telecommunications services or the quality of such services. If connectivity is interrupted or terminated, our financial condition and results of operations may be adversely affected. Events such as these may also impact our reputation as a data center provider which could adversely affect our results of operations.

Our data center expansion requires a significant amount of capital and, if we are not able to raise that capital on advantageous terms, our ability to fund our data center expansion may be limited.

Our data center expansion requires significant capital commitments. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our Global Data Center Business, generally 12 to 18 months in advance of securing customer contracts, and we may not have enough customer demand to support these data centers when they are built. There can be no assurance we will have sufficient customer demand to support these data centers or data centers we have acquired or that we will not be adversely affected by the risks noted above, which could make it difficult for us to realize expected returns on our investments, if any.

We may expand our use of joint ventures which could expose us to risks and liabilities, some of which differ from the risks and liabilities related to the operation of our wholly owned subsidiaries, and our joint venture partners on whom we may rely may have economic and business interests that are inconsistent with our business interests.

As part of our growth strategy we may expand our use of joint ventures, particularly in connection with our data center expansion. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a property or portfolio of properties, business, partnership, joint venture or other entity. As a result, in connection with pursuing or entering into any new joint ventures, we may be subject to additional risks, including:

•	we may not have the right to exercise sole decision-making authority regarding the properties, business, partnership, joint venture or other entity;

•	if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose or be required to contribute such capital;

•
our partners may have economic, tax or other interests or goals that are inconsistent with our interests or goals, and that could affect our ability to negotiate satisfactory joint venture terms, to operate the property or business or maintain our qualification for taxation as a REIT;

•
our partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;

•
our partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a taxable REIT subsidiary ("TRS") in order for us to maintain our qualification for taxation as a REIT, or purchase such partner's interests or assets at an above-market price;

•	in connection with our joint ventures, we may agree to restrictions on our ability to expand our business in certain geographies independently or with other partners;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business; and

•
we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require the company to pay an amount greater than its investment in the joint venture.

Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.

Failure to comply with certain regulatory and contractual requirements under our United States Government contracts could adversely affect our revenues, operating results and financial position and reputation.

Having the United States Government as a customer subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or barred from future United States Government contracting. We may also face private derivative securities claims because of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.

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

Our operating revenues and results of operations are impacted by significant changes in commodity prices. In particular, our secure shredding operations generate revenue from the sale of shredded paper for recycling. Further, significant declines in the cost of paper may continue to negatively impact our revenues and results of operations, and increases in other commodity prices, including steel, may negatively impact our results of operations.

The performance of our businesses relies on our ability to attract, develop, and retain talented personnel, while controlling our labor costs.

We are highly dependent on skilled and qualified personnel to operate our businesses. The failure to attract and retain qualified employees or to effectively control our labor costs could negatively affect our competitive position and operating results. Our ability to control labor costs and attract qualified personnel is subject to numerous external factors, including prevailing wages, labor shortages, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare and other benefits, other employment-related costs and the hiring practices of our competitors.

We face competition for customers.

We compete with multiple businesses in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. In addition, if we are successful in winning customers from competitors, the process of moving their stored records into our facilities is often costly and time consuming. We also compete, in some of our business lines, with our current and potential customers' internal storage and information management services capabilities and their cloud-based alternatives. These organizations may not begin or continue to use us for their future storage and information management service needs.

We have guaranteed certain obligations of Recall to Brambles relating to Brambles' prior demerger transaction.

On December 18, 2013, Brambles Limited, an Australian corporation ("Brambles"), implemented a demerger transaction by way of a distribution of shares of Recall Holdings Limited ("Recall") to Brambles’ shareholders (the “Demerger”). Prior to and in connection with the Demerger, Brambles spun off certain of its United States and Canadian subsidiaries, directly or indirectly, to Recall. Such spin-offs were intended to be tax-free or tax-deferred under United States and Canadian tax laws, respectively, and Brambles obtained rulings from the United States Internal Revenue Service (the "IRS") (with respect to the United States spin-off) and the Canada Revenue Agency (with respect to the Canadian spin-off), as well as opinions of its tax advisors, to such effect. However, the tax-free status of the spin-off of such United States subsidiaries could be adversely affected under certain circumstances if a 50% or greater interest in such United States subsidiaries were acquired as part of a plan or series of related transactions that included such spin-off. Similarly, the tax-deferred status of the spin-off of the Canadian subsidiaries could be adversely affected under certain circumstances if control of such subsidiaries were acquired as part of a series of transactions or events that included such spin-off.

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

We have guaranteed the foregoing indemnification obligations of Recall. Consistent with the foregoing tax opinions, we believe that our acquisition of Recall is not part of a plan or series of related transactions, or part of a series of transactions or events, that included the United States spin-off or the Canadian spin-off, respectively. However, if the IRS or the Canadian Revenue Agency were to prevail in asserting a contrary view, we would be liable for the resulting taxes, which could be material.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

We have a significant amount of indebtedness. As of December 31, 2019, our total long-term debt was approximately $8.8 billion, stockholders equity was approximately $1.5 billion and we had cash and cash equivalents (including restricted cash) of approximately $193.6 million. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:

•	inability to satisfy our obligations with respect to our various debt instruments;

•
inability to make borrowings to fund future working capital, capital expenditures and strategic opportunities, including acquisitions, further organic development of our Global Data Center Business and expansions into adjacent businesses, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;

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

We are subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. Our Credit Agreement (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report) and our indentures contain customary restrictive covenants and financial restrictions on us, including a maximum allowable net total lease adjusted leverage ratio of 6.5 (subject to certain exceptions) under the Credit Agreement and a maximum allowable leverage ratio of 6.5 (subject to certain exceptions) under certain of our indentures. As of December 31, 2019, our leverage ratio under our indentures was 5.9. In addition, potential changes to, or the elimination of, the London Interbank Offered Rate may adversely affect interest expense related to borrowings under the Credit Agreement and interest rate swaps, which could potentially negatively impact our financial condition.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. The terms of our indentures generally do not cap the maximum amount of additional funds that may be borrowed under our Credit Agreement and possible future credit arrangements.

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

Upon the occurrence of a "change of control," as defined in our indentures, we will be required to offer to repurchase all of our outstanding senior and senior subordinated notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

Iron Mountain Incorporated ("IMI") is a holding company, and, therefore, its ability to make payments on its various debt obligations depends in large part on the operations of its subsidiaries.

IMI is a holding company; substantially all of its assets consist of the equity in its subsidiaries, and substantially all of its operations are conducted by its direct and indirect consolidated subsidiaries. As a result, its ability to make payments on its debt obligations will be dependent upon the receipt of sufficient funds from its subsidiaries, whose ability to distribute funds may be limited by local capital requirements, joint venture structures and other applicable restrictions. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by IMI’s U.S. subsidiaries that represent the substantial majority of its U.S. operations.

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

Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions.

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

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if our financial condition or the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Furthermore, the REIT distribution requirements and our commitment to investors on dividend growth may result in increasing our financing needs to fund capital expenditures, future growth and expansion initiatives, which would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit ratings, which could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Risks Related to Our Indebtedness." See also “Risks Related to our Common Stock” for certain risks related to our issuances of equity securities or debt convertible into equity securities.

Complying with REIT requirements may limit our flexibility, cause us to forgo otherwise attractive opportunities that we would otherwise pursue to execute our growth strategy, or otherwise reduce our income and amounts available for distribution to our stockholders.

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

If we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we generally must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our qualification for taxation as a REIT. As a result, we may be required to liquidate assets or to forgo our pursuit of otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

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

Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes, including taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.

Our information management services businesses, several of our international operations and certain of our other businesses are conducted through wholly owned TRSs because these activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, we and our subsidiaries continue to be subject to foreign income taxes in jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gains we recognize within a specified period from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we hold in one of our qualified REIT subsidiaries ("QRSs") following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, any depreciation recapture income that we recognize because of accounting method changes that we make in connection with our acquisition activities will be fully subject to this 21% tax.

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

Dividends payable by United States corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced United States federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate stockholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.

The ownership and transfer restrictions contained in our certificate of incorporation may not protect our qualification for taxation as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.

In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. In addition, pursuant to attribution rules under the Code, we are treated as the owner of each affiliate of any person who owns 10% or more of our outstanding shares; if such an affiliate is a customer and we are treated under these attribution rules as owning 10% or more of the vote or value of such customer, rents from that "affiliated tenant" will not qualify as qualifying REIT income. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.

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

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). As of December 31, 2019, we have sold 1,754,539 shares of our common stock for gross proceeds of approximately $68.8 million under the At The Market (ATM) Equity Program. See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report.

Sales or issuances of equity securities or debt convertible into equity securities could negatively impact our existing stockholders.

Future sales or issuances of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending upon the market price of our common stock at the time of any potential issuances of equity securities, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.

Our cash distributions are not guaranteed and may fluctuate.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders. Furthermore, we are committed to growing our dividends, and have stated this publicly.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2019, we conducted operations through 1,150 leased facilities and 298 owned facilities. Our facilities are divided among our reportable operating segments as follows: Global RIM Business (1,378), Global Data Center Business (14) and Corporate and Other Business (56). These facilities contain a total of approximately 91.4 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	11	562,248	6	1,207,281	17	1,769,529
Arkansas	2	63,604	—	—	2	63,604
California	67	4,605,844	15	2,038,278	82	6,644,122
Colorado	8	466,336	6	517,700	14	984,036
Connecticut	4	199,114	6	665,013	10	864,127
Delaware	4	309,067	1	120,921	5	429,988
District of Columbia	3	62,436	—	—	3	62,436
Florida	35	2,379,072	5	263,930	40	2,643,002
Georgia	11	914,206	5	265,049	16	1,179,255
Idaho	2	105,021	—	—	2	105,021
Illinois	15	1,223,345	7	1,309,975	22	2,533,320
Indiana	7	470,536	—	—	7	470,536
Iowa	2	145,138	1	14,200	3	159,338
Kansas	3	253,919	—	—	3	253,919
Kentucky	3	116,000	4	418,760	7	534,760
Louisiana	8	428,475	—	—	8	428,475
Maine	—	—	1	95,000	1	95,000
Maryland	18	1,788,701	3	327,258	21	2,115,959
Massachusetts (including Corporate Headquarters)	10	614,244	8	1,173,503	18	1,787,747
Michigan	14	814,363	6	345,736	20	1,160,099
Minnesota	12	878,474	—	—	12	878,474
Mississippi	3	201,300	—	—	3	201,300
Missouri	10	1,225,648	5	373,120	15	1,598,768
Montana	3	35,990	—	—	3	35,990
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	7	276,520	1	107,041	8	383,561
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	32	2,562,177	11	2,906,688	43	5,468,865
New Mexico	3	151,473	—	—	3	151,473
New York	22	1,078,935	13	1,186,266	35	2,265,201
North Carolina	19	976,504	3	150,624	22	1,127,128
Ohio	15	1,159,492	5	290,291	20	1,449,783
Oklahoma	4	170,428	3	140,000	7	310,428
Oregon	11	384,296	1	55,621	12	439,917
Pennsylvania	21	1,928,979	8	2,485,495	29	4,414,474
Puerto Rico	4	237,969	1	54,352	5	292,321
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	4	247,375	2	214,238	6	461,613
Tennessee	5	256,743	4	63,909	9	320,652
Texas	42	2,215,551	27	2,229,977	69	4,445,528
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	13	663,451	7	605,566	20	1,269,017
Washington	5	298,555	6	472,896	11	771,451
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	8	408,533	1	10,655	9	419,188
	481	31,536,104	179	20,688,702	660	52,224,806
Canada	52	3,166,725	16	1,783,258	68	4,949,983
	533	34,702,829	195	22,471,960	728	57,174,789

	Leased		Owned		Total
Country/State	Number	Square Feet	Number	Square Feet	Number	Square Feet
International
Argentina	4	225,334	5	469,748	9	695,082
Australia	48	3,188,941	2	33,845	50	3,222,786
Austria	1	3,300	1	30,000	2	33,300
Belgium	4	202,106	1	104,391	5	306,497
Brazil	41	2,813,952	7	324,655	48	3,138,607
Bulgaria	3	182,911	—	—	3	182,911
Chile	12	423,507	7	258,147	19	681,654
China Mainland (including China-Taiwan and China-Macau S.A.R.)	37	1,077,038	1	20,518	38	1,097,556
China - Hong Kong S.A.R.	9	841,253	—	—	9	841,253
Colombia	21	709,398	—	—	21	709,398
Croatia	1	36,737	1	36,447	2	73,184
Cyprus	2	51,128	2	43,648	4	94,776
Czech Republic	7	157,732	—	—	7	157,732
Denmark	3	161,361	—	—	3	161,361
England	58	2,943,169	24	1,414,823	82	4,357,992
Estonia	1	38,861	—	—	1	38,861
Finland	3	107,952	—	—	3	107,952
France	32	2,109,248	12	936,486	44	3,045,734
Germany	16	724,595	2	93,226	18	817,821
Greece	4	291,273	—	—	4	291,273
Hungary	7	350,898	—	—	7	350,898
India	89	3,017,245	—	—	89	3,017,245
Indonesia	2	80,988	1	37,674	3	118,662
Ireland	6	157,153	3	158,558	9	315,711
Latvia	2	58,710	—	—	2	58,710
Lithuania	2	60,543	—	—	2	60,543
Malaysia	9	586,687	—	—	9	586,687
Mexico	10	475,341	8	585,885	18	1,061,226
The Netherlands	9	670,006	3	102,199	12	772,205
New Zealand	6	413,959	—	—	6	413,959
Northern Ireland	3	129,083	—	—	3	129,083
Norway	5	194,321	—	—	5	194,321
Peru	5	82,256	10	433,770	15	516,026
Philippines	11	238,250	—	—	11	238,250
Poland	20	760,901	—	—	20	760,901
Romania	7	412,214	—	—	7	412,214
Scotland	3	139,722	3	136,378	6	276,100
Serbia	2	75,217	—	—	2	75,217
Singapore	6	298,848	3	345,056	9	643,904
Slovakia	4	143,922	—	—	4	143,922
South Africa	16	408,288	—	—	16	408,288
South Korea	10	290,726	—	—	10	290,726
Spain	39	983,659	5	170,707	44	1,154,366
Sweden	6	759,793	—	—	6	759,793
Switzerland	12	292,792	—	—	12	292,792
Thailand	4	212,285	2	105,487	6	317,772
Turkey	9	706,321	—	—	9	706,321
United Arab Emirates	6	74,605	—	—	6	74,605
	617	28,364,529	103	5,841,648	720	34,206,177
Total	1,150	63,067,358	298	28,313,608	1,448	91,380,966

The leased facilities typically have initial lease terms of five to 10 years with one or more renewal options. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we lease or purchase additional real property.

Our total building utilization and total racking utilization by region as of December 31, 2019 in Records Management and Data Management are as follows:

	Records Management(1)		Data Management(2)
Region	Building Utilization	Racking Utilization	Building Utilization	Racking Utilization
North America	84%	89%	80%	89%
Europe(3)	83%	91%	49%	74%
Latin America	87%	92%	69%	82%
Asia	82%	91%	76%	82%
Total	84%	90%	73%	86%
______________________________________________________________

(1)	Total building utilization and total racking utilization for Records Management includes the utilization for IGDS and Consumer Storage.

(2)
Total building utilization and total racking utilization for Data Management excludes certain data management operations of Recall, as Recall's unit of measurement for computer media was not consistent with ours.

(3)	Includes the Records Management and Data Management businesses in South Africa and United Arab Emirates.

See Note 2.m. to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments as a lessee.

See Schedule III—Schedule of Real Estate and Accumulated Depreciation in this Annual Report for information regarding the cost, accumulated depreciation and encumbrances associated with our owned real estate.
_______________________________________________________________________________

The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2019. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring	Total Megawatts Expiring	Percentage of Total Megawatts Expiring	Annualized Total Contract Rent Expiring (In thousands)	Percentage of Total Contract Value Annualized Rent
2020	610	27.6	25.3%	$72,784	28.1%
2021	346	20.2	18.5%	62,083	23.9%
2022	232	12.6	11.5%	31,007	12.0%
2023	79	9.5	8.7%	22,652	8.7%
2024	30	6.7	6.1%	16,121	6.2%
2025	20	7.6	7.0%	17,061	6.6%
2026	2	0.1	—%	157	0.1%
Thereafter	17	24.9	22.9%	37,375	14.4%
Total	1,336	109.2	100.0%	$259,240	100.0%

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol "IRM". The closing price of our common stock on the NYSE on February 7, 2020 was $31.83. As of February 7, 2020, there were 8,358 holders of record of our common stock. See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.

At The Market (ATM) Equity Program

In October 2017, we established the At The Market (ATM) Equity Program. Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our Global Data Center Business, and repaying amounts outstanding from time to time under the Revolving Credit Facility (as defined in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report).

During the quarter and year ended December 31, 2019, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of December 31, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the three months ended December 31, 2019, nor did we repurchase any shares of our common stock during the three months ended December 31, 2019.

Item 6. Selected Financial Data.

The following selected consolidated statements of operations, balance sheets and other data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2019(1)	2018(2)(3)(4)(5)(6)	2017(4)(5)(6)	2016(5)(6)(7)	2015(5)(6)
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Storage rental	$2,681,087	$2,622,455	$2,377,557	$2,142,905	$1,837,897
Service	1,581,497	1,603,306	1,468,021	1,368,548	1,170,079
Total Revenues	4,262,584	4,225,761	3,845,578	3,511,453	3,007,976
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,833,315	1,793,954	1,664,825	1,555,814	1,290,025
Selling, general and administrative	991,664	1,006,983	937,180	868,351	797,946
Depreciation and amortization	658,201	639,514	522,376	452,326	345,464
Significant Acquisition Costs	13,293	50,665	84,901	131,944	47,014
Restructuring Charges	48,597	—	—	—	—
Intangible impairments	—	—	3,011	—	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(63,824)	(73,622)	(766)	(898)	1,941
Total Operating Expenses	3,481,246	3,417,494	3,211,527	3,007,537	2,482,390
Operating Income	781,338	808,267	634,051	503,916	525,586
Interest Expense, Net	419,298	409,648	353,645	310,662	263,871
Other Expense (Income), Net	33,898	(11,692)	79,429	44,300	98,590
Income from Continuing Operations Before Provision (Benefit) for Income Taxes	328,142	410,311	200,977	148,954	163,125
Provision (Benefit) for Income Taxes	59,931	42,753	22,962	45,074	37,922
Income from Continuing Operations	268,211	367,558	178,015	103,880	125,203
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)	(6,291)	3,353	—
Net Income	268,315	355,131	171,724	107,233	125,203
Less: Net Income Attributable to Noncontrolling Interests	938	1,198	1,611	2,409	1,962
Net Income Attributable to Iron Mountain Incorporated	$267,377	$353,933	$170,113	$104,824	$123,241
(footnotes follow)

	Year Ended December 31,
	2019(1)	2018(2)(3)(4)	2017(4)	2016(7)	2015
		(In thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.93	$1.28	$0.66	$0.41	$0.59
Total (Loss) Income from Discontinued Operations	$—	$(0.04)	$(0.02)	$0.01	$—
Net Income Attributable to Iron Mountain Incorporated	$0.93	$1.24	$0.64	$0.43	$0.58
Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.93	$1.28	$0.66	$0.41	$0.59
Total (Loss) Income from Discontinued Operations	$—	$(0.04)	$(0.02)	$0.01	$—
Net Income Attributable to Iron Mountain Incorporated	$0.93	$1.23	$0.64	$0.42	$0.58
Weighted Average Common Shares Outstanding—Basic	286,971	285,913	265,898	246,178	210,764
Weighted Average Common Shares Outstanding—Diluted	287,687	286,653	266,845	247,267	212,118
(footnotes follow)

	Year Ended December 31,
	2019(1)	2018(2)(3)(4)	2017(4)	2016(7)	2015
	(In thousands)
Other Data:
Adjusted EBITDA(8)	$1,437,605	$1,424,824	$1,243,573	$1,087,288	$920,005
Adjusted EBITDA Margin(8)	33.7%	33.7%	32.3%	31.0%	30.6%
(footnotes follow)

	As of December 31,
	2019(1)	2018(2)(3)(4)	2017(4)	2016(7)	2015
	(In thousands)
Consolidated Balance Sheets Data:
Cash and Cash Equivalents(9)	$193,555	$165,485	$925,699	$236,484	$128,381
Total Assets	13,816,816	11,857,218	10,975,387	9,486,800	6,350,587
Total Long-term Debt (including current portion of Long-term Debt)	8,664,579	8,142,823	7,043,271	6,251,181	4,845,678
Redeemable Noncontrolling Interests	67,682	70,532	91,418	54,697	—
Total Equity	1,464,227	1,862,463	2,285,134	1,936,671	528,607
(footnotes follow)
_______________________________________________________________________________

(1)
On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02"). The selected financial data above for 2019 reflects the adoption of ASU 2016-02. At January 1, 2019, we recognized the cumulative effect of initially applying ASU 2016-02 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in an increase of approximately $5.8 million to stockholders' equity.

(2)
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The selected financial data above for 2018 reflects the adoption of ASU 2014-09. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in a decrease of approximately $30.2 million to stockholders' equity.

(3)	The selected financial data above for 2018 includes the results of IODC from January 10, 2018.

(4)
In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability of approximately 16.8 million Euros primarily related to the years ending December 31, 2018 and 2017, as described more fully in Note 2.y. to Notes to Consolidated Financial Statements included in this Annual Report. Based on our estimate of the amount of loss related to this matter that is both probable and estimable, we have restated the following: (i) selling, general and administrative expenses and interest expense were increased by approximately $11.0 million and $0.4 million, respectively, and the provision for income taxes was decreased by approximately $2.0 million for the year ended December 31, 2018 and (ii) selling, general and administrative expenses and interest expense were increased by approximately $16.6 million and $0.1 million, respectively, and the provision for income taxes was decreased by approximately $3.0 million for the year ended December 31, 2017.

(5)
Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs (as defined in Note 2.x. to Notes to Consolidated Financial Statements included in this Annual Report) as a separate line on our Consolidated Statements of Operations. Previously, these costs were included within Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expense. All prior periods are now presented to conform to this presentation. This change in presentation resulted in a decrease in Cost of sales (excluding depreciation and amortization) of approximately $7.6 million, $20.5 million, $12.0 million and $0.0 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively, and a decrease to Selling, general and administrative expense of approximately $43.0 million, $64.4 million, $120.0 million and $47.0 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. See Note 2.x. to Notes to Consolidated Financial Statements included in this Annual Report for additional information on this change in presentation.

(6)
Beginning in 2019, we present gains on sale of real estate as a component of operating income in the line item (Gain) loss on disposal/write-down of property, plant and equipment, net in our Consolidated Statements of Operations. Such amounts are presented gross of tax with any tax impact presented within Provision (benefit) for income taxes. All prior periods are now presented to conform to this presentation. Previously, we classified gains on sale of real estate, net of tax, as a separate line on our Consolidated Statements of Operations and excluded such amounts from our reported operating income. We presented such amounts net of tax as these gains were presented below the Provision (benefit) for income taxes in our Consolidated Statements of Operations. This change in presentation resulted in an increase in (Gain) loss on disposal/write-down of property, plant and equipment, net of approximately $63.8 million, $1.6 million, $2.3 million and $1.1 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively, and an increase in Provision (benefit) for income taxes of approximately $8.5 million, $0.0 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. See Note 2.x. to Notes to Consolidated Financial Statements included in this Annual Report for additional information on this change in presentation.

(7)	The selected financial data above for 2016 includes the results of Recall from May 2, 2016.

(8)
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

(9)	Includes restricted cash of $4.9 million, $15.1 million and $22.2 million as of December 31, 2019, 2018 and 2017, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.

This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page iii of this Annual Report and "Item 1A. Risk Factors" beginning on page 7 of this Annual Report.

Overview

Project Summit

In October 2019, we announced Project Summit. Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to have reduced our total managerial and administrative workforce by approximately 700 positions by the end of 2021.

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized by the end of 2022. We estimate that Project Summit will improve Adjusted EBITDA (as defined below) by approximately $200.0 million by the end of 2022. We expect Project Summit to improve Adjusted EBITDA by approximately $80.0 million in 2020, of which we expect to realize approximately $50.0 million of Adjusted EBITDA improvement as a result of the actions initiated during the fourth quarter of 2019. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.

We estimate that the implementation of Project Summit will result in total costs (including operating expenditures ("Restructuring Charges") and capital expenditures) of approximately $240.0 million. During the fourth quarter of 2019, we incurred approximately $48.6 million of costs related to Project Summit, which were comprised entirely of Restructuring Charges primarily related to employee severance costs and professional fees.

During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments and reporting units. As a result of the managerial structure changes associated with Project Summit, we now have the following reportable operating segments: (i) Global RIM Business (which consists of the former North American Records and Information Management Business (excluding our technology escrow services business, which is now included as a component of our Corporate and Other Business segment), North American Data Management Business, Western European Business and Other International Business); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses and our technology escrow services business). As a result of these changes, previously reported segment information has been restated to conform to the current presentation.

IODC Acquisition

On January 10, 2018, we completed the IODC Transaction and at the closing of the IODC Transaction, we paid approximately $1,347.0 million. In February 2019, we paid approximately $31.0 million in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for unaudited pro forma results of operations for us and IODC for the years ended December 31, 2018 and 2017, as if the IODC Transaction was completed on January 1, 2017.

Divestments

a.    Consumer Storage Transaction

On March 19, 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the "IM Consumer Storage Assets") and approximately $20.0 million in cash (gross of certain transaction expenses) (the "Cash Contribution") to the MakeSpace JV (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction on March 19, 2019, the MakeSpace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by MakeSpace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an equity interest of approximately 34% in the MakeSpace JV (the "MakeSpace Investment").

As described in Note 13 to Notes to Consolidated Financial Statements included in this Annual Report, the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as discontinued operations in our consolidated financial statements. In connection with the Consumer Storage Transaction and the MakeSpace Investment, we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized approximately $22.5 million of revenue for the year ended December 31, 2019 associated with the MakeSpace Agreement.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) carrying value of our consumer storage operations and (ii) the Cash Contribution.

b.    IMFS Divestment

On September 28, 2018, Iron Mountain Fulfillment Services, Inc. ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3.0 million (the "IMFS Divestment"). We have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 through the sale date. The fair value of the consideration received as a result of the IMFS Divestment approximated the carrying value of IMFS and, therefore, during the third quarter of 2018, we recorded an insignificant loss in connection with the IMFS Divestment to Other (income) expense, net. Our IMFS business represented approximately $20.2 million and $22.3 million of total revenues for the years ended December 2018 and 2017, respectively. Our IMFS business represented approximately $1.6 million and $2.1 million of total Income (loss) from continuing operations for the years ended December 31, 2018 and 2017, respectively. Revenues for the year ended December 31, 2018 reflect the impact of the adoption of ASU 2014-09 whereas revenues for the year ended December 31, 2017 do not.

c.    Russia and Ukraine Divestment

See Note 13 to Notes to Consolidated Financial Statements included in this Annual Report for details regarding the divestment of our records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited (“OSG”).

In connection with the divestment, we became a holder of 25% of the equity interest in OSG. On January 9, 2020, we acquired the remaining 75% equity interest in OSG. See Note 15 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on the acquisition of OSG.

Significant Acquisition Costs

Our significant acquisition costs represent operating expenditures associated with (1) our acquisition of Recall that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 13 to Notes to Consolidated Financial Statements included in this Annual Report) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, "Significant Acquisition Costs").

Total acquisition and integration expenditures associated with the Recall Transaction and the IODC Transaction were approximately $403.8 million, the substantial majority of which was incurred prior to the end of 2018. From January 1, 2015 through December 31, 2019, we incurred cumulative operating and capital expenditures associated with the Recall Transaction and the IODC Transaction of $327.8 million of Significant Acquisition Costs and $76.0 million of capital expenditures.

Immaterial Restatement

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a VAT liability of approximately 16.8 million Euros primarily related to the years ending December 31, 2018 and 2017. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, including interest and penalties, and have reflected this reserve through an immaterial restatement of our consolidated financial statements. As a result, certain line items in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 have been restated to reflect the immaterial restatement. See Note 2.y. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the effect of the immaterial restatement on certain line items in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for information on the impact to opening balance of (Distributions in excess of earnings) Earnings in excess of distributions on our Consolidated Balance Sheets.

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

Changes Impacting Comparability with Prior Year

In 2019, we made the following changes which impacted the results of fiscal years 2018 and 2017 and the accompanying management discussion and analysis that was presented in previous filings: (i) as a result of the changes associated with Project Summit, in the fourth quarter of 2019, we created a newly formed Global RIM Business reportable operating segment, which is comprised of the majority of our former North American Records and Information Management Business, North American Data Management Business, Western European Business and Other International Business reportable operating segments; (ii) in the first quarter of 2019, we began to present gains on sale of real estate as a component of operating income in the line item (Gain) loss on disposal/write-down of property, plant and equipment, gross of tax (with any tax impact presented within Provision (benefit) for income taxes); and (iii) in the fourth quarter of 2019, we began to present Significant Acquisition Costs as its own line item within Operating Expenses in our Consolidated Statements of Operations, rather than as components of Selling, general and administrative expenses and Cost of sales. As a result of these changes, we have included management discussion and analysis of 2018 compared to 2017 for these three items under the "Segment Analysis", "Gain on Disposal/Write-Down of Property, Plant and Equipment, Net" and "Significant Acquisition Costs" sections in this Item 7. All other management discussion and analysis related to 2018 and 2017 has been excluded, as there have been no material changes to what was included in previous filings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of 2018 to 2017.

General

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; and (4) consulting services. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.

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

Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties. Trends in total wages and benefits in dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers' compensation.

The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses. Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international operational revenue. In addition, the overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American operations, which may result in an increase in selling, general and administrative expenses as a percentage of consolidated revenue as our international operations become a larger percentage of our consolidated results.

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

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates and the 2017 results at the 2018 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Year Ended December 31,		Average Exchange Rates for the Year Ended December 31,
					Percentage Strengthening / (Weakening) of Foreign Currency
	2019	2018	2019	2018
Australian dollar	3.4%	3.7%	$0.695	$0.748	(7.1)%
Brazilian real	2.6%	2.9%	$0.254	$0.276	(8.0)%
British pound sterling	6.4%	6.6%	$1.277	$1.335	(4.3)%
Canadian dollar	5.7%	5.9%	$0.754	$0.772	(2.3)%
Euro	7.4%	7.3%	$1.120	$1.181	(5.2)%

	Percentage of United States Dollar-Reported Revenue for the Year Ended December 31,		Average Exchange Rates for the Year Ended December 31,
					Percentage Strengthening / (Weakening) of Foreign Currency
	2018	2017	2018	2017
Australian dollar	3.7%	4.1%	$0.748	$0.767	(2.5)%
Brazilian real	2.9%	3.6%	$0.276	$0.313	(11.8)%
British pound sterling	6.6%	6.4%	$1.335	$1.288	3.6%
Canadian dollar	5.9%	6.3%	$0.772	$0.771	0.1%
Euro	7.3%	6.7%	$1.181	$1.130	4.5%

The percentage of United States dollar-reported revenues for all other foreign currencies was 12.7%, 12.6% and 12.8% for the years ended December 31, 2019, 2018 and 2017, respectively.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) Restructuring Charges. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flows to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

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

Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income (Loss) from Continuing Operations	$268,211	$367,558	$178,015	$103,880	$125,203
Add/(Deduct):
Provision (Benefit) for Income Taxes	59,931	42,753	22,962	45,074	37,922
Other Expense (Income), Net	33,898	(11,692)	79,429	44,300	98,590
Interest Expense, Net	419,298	409,648	353,645	310,662	263,871
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(63,824)	(73,622)	(766)	(898)	1,941
Depreciation and amortization	658,201	639,514	522,376	452,326	345,464
Significant Acquisition Costs	13,293	50,665	84,901	131,944	47,014
Restructuring Charges	48,597	—	—	—	—
Intangible impairments	—	—	3,011	—	—
Adjusted EBITDA	$1,437,605	$1,424,824	$1,243,573	$1,087,288	$920,005

Adjusted EPS

Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; (5) Restructuring Charges; and (6) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reported EPS—Fully Diluted from Continuing Operations	$0.93	$1.28	$0.66	$0.41	$0.59
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	0.01	—
Other Expense (Income), Net	0.12	(0.04)	0.30	0.18	0.46
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(0.22)	(0.25)	(0.01)	—	0.01
Significant Acquisition Costs	0.05	0.18	0.32	0.53	0.22
Restructuring Charges	0.17	—	—	—	—
Intangible impairments	—	—	0.01	—	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.02)	(0.09)	(0.19)	(0.06)	(0.07)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$1.02	$1.07	$1.10	$1.07	$1.21

_______________________________________________________________________________

(1)
The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was 18.2%, 18.2%, 19.7%, 18.5% and 16.8%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax and amortization of data center leased-based intangibles ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss). Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) real estate financing lease depreciation; (5) Significant Acquisition Costs; (6) Restructuring Charges; (7) the tax impact of reconciling items and discrete tax items; (8) (income) loss from discontinued operations, net of tax; and (9) loss (gain) on sale of discontinued operations, net of tax.

Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net Income (Loss)	$268,315	$355,131	$171,724	$107,233	$125,203
Add/(Deduct):
Real Estate Depreciation(1)	303,415	284,804	247,792	218,644	171,640
Gain on Sale of Real Estate, Net of Tax(2)	(99,194)	(55,328)	(1,565)	(2,180)	(850)
Data Center Lease-Based Intangible Assets Amortization(3)	46,696	43,061	643	—	—
FFO (Nareit)	519,232	627,668	418,594	323,697	295,993
Add/(Deduct):
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	40,763	(9,818)	799	1,412	3,000
Other Expense (Income), Net(4)	33,898	(11,692)	79,429	44,300	98,590
Real Estate Financing Lease Depreciation	13,364	13,650	11,495	7,614	7,160
Significant Acquisition Costs	13,293	50,665	84,901	131,944	47,014
Restructuring Charges	48,597	—	—	—	—
Intangible impairments	—	—	3,011	—	—
Tax Impact of Reconciling Items and Discrete Tax Items(5)	(10,208)	(34,131)	(49,865)	(15,019)	(14,480)
(Income) Loss from Discontinued Operations, Net of Tax(6)	(104)	12,427	6,291	(3,353)	—
FFO (Normalized)	$658,835	$648,769	$554,655	$490,595	$437,277
_______________________________________________________________________________

(1)
Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.

(2)
Tax expense associated with the gain on sale of real estate for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was $5.4 million, $8.5 million, $0.0 million, $0.1 million and $0.2 million, respectively.

(3)
Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as defined in Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report.

(4)
Includes foreign currency transaction losses (gains), net of $24.9 million, $(15.6) million, $43.2 million, $20.4 million, and $70.9 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. See Note 2.u. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.

(5)
Represents the tax impact of (i) the reconciling items above, which impacts our reported income (loss) from continuing operations before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(1.6) million, $(27.8) million, $(38.3) million, $(2.4) million, and $(14.6) million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(6)	Net of tax provision (benefit) of $0.0 million, $(0.1) million, $(1.8) million, $0.8 million, and $0.0 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

Revenue Recognition

Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenues for the year ended December 31, 2019, have historically not been significant. The performance obligation is a series of distinct services (as determined for purposes of ASU 2014-09, a “series”) that have the same pattern of transfer to the customer that is satisfied over time. For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice" and we are applying the "right to invoice" practical expedient to all revenues, with the exception of storage revenues in our Global Data Center Business.
For all of our businesses, with the exception of the storage component of our Global Data Center Business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient described above. Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our Global Data Center Business is recognized in the period the data center access or related services are provided.

The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). See Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report for information on each of the Contract Fulfillment Costs recognized under ASU 2014-09.

Accounting for Acquisitions

Part of our growth strategy has been to acquire businesses. The purchase price of each acquisition has been determined after due diligence of the target business, market research, strategic planning and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

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

Of the net assets acquired in our acquisitions, the fair value of owned buildings, including building improvements, customer relationship and data center lease-based intangible assets, racking structures and operating leases are generally the most common and most significant. For significant acquisitions or acquisitions involving new markets or new products, we generally use third parties to assist us in estimating the fair value of owned buildings, including building improvements, customer relationship and lease-based intangible assets and market rental rates for acquired operating leases. For acquisitions that are not significant or do not involve new markets or new products, we generally use third parties to assist us in estimating the fair value of acquired owned buildings, including building improvements, and market rental rates for acquired operating leases. When not using third party appraisals of the fair value of acquired net assets, the fair value of acquired customer relationship intangible assets, above and below market in-place operating leases, and racking structures is determined internally. The fair value of acquired racking structures is determined internally by taking current estimated replacement cost at the date of acquisition for the quantity of racking structures acquired, discounted to take into account the quality (e.g. age, material and type) of the racking structures. We use discounted cash flow models to determine the fair value of customer relationship assets, which requires a significant amount of judgment by management, including estimating expected lives of the relationships, expected future cash flows and discount rates. We determine the fair value of tangible data center assets using an estimated replacement cost at the date of acquisition, then discounting for age, economic and functional obsolescence.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total property, plant and equipment acquired in our 2019 acquisitions was approximately $5.4 million.

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

If events indicate the carrying value of such assets may not be recoverable, recoverability of these assets is determined by comparing the sum of the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If it is determined that we are unable to recover the carrying amount of the assets, the long-lived assets are written down, on a pro rata basis, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Goodwill and other indefinite-lived intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.

We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2019, 2018 and 2017. We concluded that as of October 1, 2019 and October 1, 2018, goodwill was not impaired. As of October 1, 2017, we determined that the fair value of the Consumer Storage reporting unit was less than its carrying value and, therefore, we recorded a $3.0 million impairment charge, which represented a full write-off of all goodwill associated with this reporting unit. We concluded that the goodwill associated with each of our other reporting units was not impaired as of October 1, 2017.

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2019 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Fine Arts; (4) Entertainment Services; (5) Western Europe; (6) Northern/Eastern Europe and Middle East and India ("NEE and MEI"); (7) Latin America; (8) Australia, New Zealand and South Africa ("ANZ SA"); (9) Asia; and (10) Global Data Center. See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.

Based on our goodwill impairment analysis as of October 1, 2019, our reporting units that had estimated fair values that exceeded their carrying values by greater than 20% represent approximately $4,023.1 million, or 89.7%, of our consolidated goodwill balance at December 31, 2019. Our Global Data Center and Fine Arts reporting units had estimated fair values that exceeded their carrying values by less than 20%. These reporting units represent approximately $462.1 million, or 10.3%, of our consolidated goodwill balance at December 31, 2019. The following is a summary of the Global Data Center and Fine Arts reporting units, including goodwill balances (in thousands), percentage by which the fair value of these reporting units exceeded its carrying value, and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2019:

Reporting Unit	Goodwill balance at October 1, 2019	Percentage by which the fair value of the reporting unit exceeded the reporting unit carrying value as of October 1, 2019	Key assumptions in the fair value of reporting unit measurement as of October 1, 2019
			Discount rate	Average annual contribution margin used in discounted cash flow	Average annual capital expenditures as percentage of revenue(1)	Terminal growth rate(2)
Global Data Center	$421,032	5.0%	8.0%	45.5%	25.4%	3.0%
Fine Arts	37,479	9.5%	12.0%	15.3%	6.2%	2.0%
_______________________________________________________________________________

(1)	For purposes of our goodwill impairment analysis, the term "capital expenditures" includes both growth investment and recurring capital expenditures.

(2)	Terminal growth rates are applied in year 10 of our discounted cash flow analysis.

Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for those reporting units where the estimated fair values exceeded their carrying values by less than 20% as of October 1, 2019. The success of each of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions.

Our Global Data Center Business footprint spanned nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and four international markets: Amsterdam, London, and Singapore, with land held for development in Frankfurt. We provide mission-critical data centers that are designed and operated to protect and ensure the continued operation of IT infrastructure for our customers. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities and invest capital to meet the customers’ needs. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand. The business is primarily comprised of acquisitions completed in 2018 and late 2017; therefore, we would expect that the fair value of this reporting unit will closely approximate its carrying value.

Our Fine Arts business operates in a growing, but fragmented, industry marked by increasing international interest and changes in purchasing habits by collectors and museums. We believe the increase in contemporary art as a focus for collectors will result in increasing storage needs, while the increase in auction "turnover" (the rate at which catalogs, collections and individual pieces are made available for auction) has heightened the need for transportation, shipping, and related services. Taken together, we believe these factors will result in continued growth of the fine art storage industry. The fine arts storage market continues to change and expand, and the assumptions used when determining the fair value of the Fine Arts reporting unit reflect this growth potential and the capital needs required to respond to the expansion opportunities. The Fine Arts reporting unit is primarily composed of businesses we acquired in 2018 and 2015; therefore, we would expect the fair value of this reporting unit to closely approximate its carrying value.

Key factors that could reasonably be expected to have a negative impact on the estimated fair value of these reporting units and potentially result in impairment charges include, but are not limited to: (i) a deterioration in general economic conditions, (ii) significant adverse changes in regulatory factors or in the business climate, and (iii) adverse actions or assessment by regulators, all of which could result in adverse changes to the key assumptions used in valuing the reporting units. The inability to meet the assumptions used in the Discounted Cash Flow Model and Market Approach for each of the reporting units, or future adverse market conditions not currently known, could lead to a fair value that is less than the carrying value in any one of our reporting units.

As described more above, during the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments (see Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments) and reporting units. Subsequent to the implementation of the managerial structure changes and changes to our internal financial reporting associated with Project Summit, we now have the following reportable operating segments: (i) Global RIM Business (which consists of the former North American Records and Information Management Business (excluding our technology escrow services business, which is now included as a component of our Corporate and Other Business segment), North American Data Management Business, Western European Business and Other International Business); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses and our technology escrow services business). See Note 9 for disclosure of our reportable operating segments.

As a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we note the following changes to our reporting units: (1) our former North American Records and Information Management (excluding our technology escrow services business) and North American Data Management reporting units are now being managed as our “North America RIM” reporting unit; (2) our former Western Europe and NEE and MEI reporting units (excluding India) and our business in Africa (which was which was previously managed as a component of our former ANZ SA reporting unit) is now being managed together as our “Europe RIM” reporting unit; (3) our business in India (which was previously managed as a component of our former NEE and MEI reporting unit) is now being managed in conjunction with our businesses in Asia as our “Asia RIM” reporting unit; (4) our former ANZ SA reporting unit will no longer include South Africa and will be referred to as our “Australia and New Zealand RIM” (or “ANZ RIM”) reporting unit; and (5) our technology escrow services business is now being managed separately as our “Technology Escrow Services” reporting unit. There were no changes to our Global Data Center, Fine Arts, Entertainment Services and Latin America RIM reporting units as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit.

We concluded that the goodwill associated with our newly formed (1) North America RIM, (2) Europe RIM, (3) ANZ RIM, (4) Asia RIM and (5) Technology Escrow Services reporting units were not impaired following the changes in reporting units described above.

At December 31, 2019, no factors were identified that would alter the conclusions of our October 1, 2019 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

Reporting unit valuations have generally been determined using a combined approach based on the Discounted Cash Flow Model and Market Approach. The Discounted Cash Flow Model incorporates significant assumptions including future revenue growth rates, operating margins, discount rates and capital expenditures. The Market Approach requires us to make assumptions related to Adjusted EBITDA multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2019. With respect to the North American Records and Information Management, North American Data Management, Entertainment Services, Western Europe, NEE and MEI, Latin America, ANZ SA and Asia reporting units as of October 1, 2019, we noted that, based on the estimated fair value of these reporting units determined as of October 1, 2019, (i) a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2019 by approximately 9.7% to 10.5% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value; and (ii) a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2019 by a range of approximately 4.4% to 8.7% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value. With respect to the Global Data Center and Fine Arts reporting units, we noted that, as of October 1, 2019, the estimated fair value of these reporting units exceeds their carrying value by less than 20%. Accordingly, any significant negative change in either the expected annual future cash flows of these reporting units or the discount rate may result in the carrying value of these reporting units exceeding their estimated fair value.

Income Taxes

As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in other jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period after the date we first owned the asset as a REIT asset that are attributable to "built-in gains" with respect to that asset on that date. We will also be subject to a built-in gains tax on our depreciation recapture recognized into income as a result of accounting method changes in connection with our acquisition activities. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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

At December 31, 2019, we have federal net operating loss carryforwards of $152.7 million available to reduce future federal taxable income, the majority of which expire from 2024 through 2037. Of the $152.7 million, we expect to utilize $39.2 million and realize a federal tax benefit of $8.2 million. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2020 through 2039, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $90.8 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 64%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2019 and 2018, we had approximately $35.1 million and $35.3 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. As of December 31, 2016, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States. We no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $279.7 million as of December 31, 2019. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).

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

a.    Deemed Repatriation Transition Tax

The Tax Reform Legislation imposed a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever was greater (the “Undistributed E&P”), as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varied depending on whether the Undistributed E&P was held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation resulted in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8.0% if held in non-liquid assets. The Deemed Repatriation Transition Tax applied regardless of whether or not an entity had cash in its foreign subsidiaries and regardless of whether the entity actually repatriated the Undistributed E&P back to the United States.

We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160.0 million. We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). After applying the participation deduction, included in our REIT taxable income for 2017 was approximately $70.9 million related to the deemed repatriation of Undistributed E&P.

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

The GILTI provisions also provide for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and will increase the required minimum distribution to our stockholders. There was no GILTI included in our taxable income for the year ended December 31, 2019 and the amount included in our REIT taxable income for the year ended December 31, 2018 was approximately $41.9 million. We have adopted an accounting policy such that we will recognize no deferred taxes related to basis differences resulting from GILTI.

The Internal Revenue Service issued guidance clarifying that GILTI included in a REIT's taxable income is qualifying income for purposes of the 95% REIT gross income test that we are required to satisfy. We do not expect the GILTI provision will impact our provision for income taxes. However, the GILTI provision may impact the amount and characterization of dividends that we expect to pay in future taxable years.

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

The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as an “electing real property trade or business”. As a REIT, IMI, including all of our QRSs, made an election to be treated as an “electing real property trade or business” beginning in our taxable year ended December 31, 2018. As such, the interest deduction limitation does not apply to IMI or our QRSs; however, IMI will be required to utilize the alternative depreciation system for its real property. This election does not have a material impact on our consolidated financial statements. We do not generally believe that our TRSs are eligible for treatment as “electing real property trades or businesses”.

Recent Accounting Pronouncements

See Note 2.w. to Notes to Consolidated Financial Statements included in this Annual Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations
Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018 and Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 (in thousands):

	Year Ended December 31,		Dollar Change	Percentage Change
	2019	2018
Revenues	$4,262,584	$4,225,761	$36,823	0.9%
Operating Expenses	3,481,246	3,417,494	63,752	1.9%
Operating Income	781,338	808,267	(26,929)	(3.3)%
Other Expenses, Net	513,127	440,709	72,418	16.4%
Income from Continuing Operations	268,211	367,558	(99,347)	(27.0)%
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)	12,531	(100.8)%
Net Income	268,315	355,131	(86,816)	(24.4)%
Net Income Attributable to Noncontrolling Interests	938	1,198	(260)	(21.7)%
Net Income Attributable to Iron Mountain Incorporated	$267,377	$353,933	$(86,556)	(24.5)%
Adjusted EBITDA(1)	$1,437,605	$1,424,824	$12,781	0.9%
Adjusted EBITDA Margin(1)	33.7%	33.7%

	Year Ended December 31,		Dollar Change	Percentage Change
	2018	2017
Revenues	$4,225,761	$3,845,578	$380,183	9.9%
Operating Expenses	3,417,494	3,211,527	205,967	6.4%
Operating Income	808,267	634,051	174,216	27.5%
Other Expenses, Net	440,709	456,036	(15,327)	(3.4)%
Income from Continuing Operations	367,558	178,015	189,543	106.5%
(Loss) Income from Discontinued Operations, Net of Tax	(12,427)	(6,291)	(6,136)	97.5%
Net Income	355,131	171,724	183,407	106.8%
Net Income Attributable to Noncontrolling Interests	1,198	1,611	(413)	(25.6)%
Net Income Attributable to Iron Mountain Incorporated	$353,933	$170,113	$183,820	108.1%
Adjusted EBITDA(1)	$1,424,824	$1,243,573	$181,251	14.6%
Adjusted EBITDA Margin(1)	33.7%	32.3%
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

REVENUES

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2019	2018
Storage Rental	$2,681,087	$2,622,455	$58,632	2.2%	4.3%	2.5%
Service	1,581,497	1,603,306	(21,809)	(1.4)%	0.9%	(1.0)%
Total Revenues	$4,262,584	$4,225,761	$36,823	0.9%	3.0%	1.1%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2018	2017
Storage Rental	$2,622,455	$2,377,557	$244,898	10.3%	10.6%	2.4%
Service	1,603,306	1,468,021	135,285	9.2%	9.7%	5.4%
Total Revenues	$4,225,761	$3,845,578	$380,183	9.9%	10.2%	3.6%
_______________________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2018 results at the 2019 average exchange rates and the 2017 results at the 2018 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures, foreign currency exchange rate fluctuations and the impact of the adoption of ASU 2014-09, but including the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the year ended December 31, 2019, the increase in reported consolidated storage rental revenue was driven by the favorable impact of acquisitions/divestitures and consolidated organic storage rental revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 1.8% to the reported storage rental revenue growth rates for the year ended December 31, 2019 compared to the prior year period, primarily driven by acquisitions in our Global Data Center Business segment. Organic storage rental revenue growth of 2.5% in the year ended December 31, 2019 compared to the prior year period was driven by organic storage rental revenue growth of 2.2% in our Global RIM Business segment, mainly driven by revenue management. Excluding the impact of acquisitions/divestitures, our Global RIM Business segment net volumes as of December 31, 2019 were relatively steady compared to the ending volume as of December 31, 2018. Including the impact of acquisitions/divestitures, our Global RIM Business segment net volumes as of December 31, 2019 increased by 0.4% over the ending volume at December 31, 2018. Organic storage rental revenue growth in our Global Data Center Business segment was 5.3% compared to the prior year period, primarily related to a $5.4 million lease modification fee that benefited organic storage rental revenue growth for the segment by 2.5%. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the year ended December 31, 2019 by 2.1%, compared to the prior year period.

Service Revenues

In the year ended December 31, 2019, the decrease in reported consolidated service revenues was driven by unfavorable fluctuations in foreign currency exchange rates and negative organic service revenue growth, partially offset by the favorable impact of acquisitions/divestitures. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate in the year ended December 31, 2019 by 2.3%, compared to the prior year period. In the year ended December 31, 2019, organic service revenue growth was negative 1.0% compared to the prior year period, primarily driven by continued declines in recycled paper prices, lower destructions and reduced retrieval/re-file and related transportation activity, partially offset by growth in our secure shredding revenue and increased project activity in our Global RIM Business segment. The net impact of acquisitions/divestitures contributed 1.9% to the reported service revenue growth rates in the year ended December 31, 2019, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $36.8 million, or 0.9%, to $4,262.6 million for the year ended December 31, 2019 from $4,225.8 million for the year ended December 31, 2018. The net impact of acquisitions/divestitures contributed 1.9% to the reported consolidated revenue growth rate for the year ended December 31, 2019 compared to the prior year period. Consolidated organic revenue growth was 1.1% in the year ended December 31, 2019 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 2.1% in the year ended December 31, 2019 compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2018				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Rental Revenue	3.7%	1.9%	2.3%	1.9%	2.0%	2.4%	3.0%	2.5%
Service Revenue	1.4%	7.6%	7.1%	6.1%	1.8%	(2.0)%	(3.0)%	(0.7)%
Total Revenue	2.8%	4.1%	4.1%	3.5%	1.9%	0.7%	0.7%	1.3%

We expect our consolidated organic storage rental revenue growth rate for 2020 to be approximately 1.0% to 3.0% and our consolidated organic total revenue growth rate to be flat to approximately 2.0%. During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 3.7%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth were benefited by (i) 0.3% and 0.2%, respectively, for the second quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment, (ii) 0.3% and 0.2%, respectively, for the third quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment and (iii) 0.3% and 0.2%, respectively, for the fourth quarter of 2019 related to a $2.0 million customer lease modification fee in our Global Data Center Business segment. Our organic storage rental revenue growth rates have increased over the past two fiscal years, as organic storage rental revenue growth for full year 2018 and 2019 was 2.4% and 2.5%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and 2019, we experienced relatively steady net volume in our Global RIM Business segment, with organic storage rental revenue growth coming primarily from revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to remain relatively consistent in the near term.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our Global RIM Business segment. The increases in organic service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8%, negative 2.0%, negative 3.0% and negative 0.7% for the first, second, third and fourth quarters of 2019, respectively, reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. We expect these trends to continue into 2020.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2019	2018	Dollar Change	Actual	Constant Currency	2019	2018
Labor	$814,459	$818,729	$(4,270)	(0.5)%	2.2%	19.1%	19.4%	(0.3)%
Facilities	697,330	651,114	46,216	7.1%	9.5%	16.4%	15.4%	1.0%
Transportation	162,905	158,528	4,377	2.8%	5.1%	3.8%	3.8%	—%
Product Cost of Sales and Other	158,621	165,583	(6,962)	(4.2)%	(1.4)%	3.7%	3.9%	(0.2)%
Total Cost of Sales	$1,833,315	$1,793,954	$39,361	2.2%	4.8%	43.0%	42.5%	0.5%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

	2018	2017	Dollar Change	Actual	Constant Currency	2018	2017
Labor	$818,729	$786,314	$32,415	4.1%	4.7%	19.4%	20.4%	(1.0)%
Facilities	651,114	581,112	70,002	12.0%	12.5%	15.4%	15.1%	0.3%
Transportation	158,528	142,184	16,344	11.5%	12.2%	3.8%	3.7%	0.1%
Product Cost of Sales and Other	165,583	155,215	10,368	6.7%	8.0%	3.9%	4.0%	(0.1)%
Total Cost of Sales	$1,793,954	$1,664,825	$129,129	7.8%	8.4%	42.5%	43.3%	(0.8)%

Labor

Labor expenses decreased to 19.1% of consolidated revenues in the year ended December 31, 2019 compared to 19.4% in the year ended December 31, 2018. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by improvements in our Global RIM Business segment, partially attributable to ongoing cost management actions. On a constant dollar basis, labor expenses for the year ended December 31, 2019 increased by $17.4 million, or 2.2%, compared to the prior year period, primarily driven by recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment, as well as increased labor costs related to the growth of our shredding operations within our Global RIM Business segment.

Facilities

Facilities expenses increased to 16.4% of consolidated revenues in the year ended December 31, 2019 compared to 15.4% in the year ended December 31, 2018. The 100 basis point increase in facilities expenses as a percentage of consolidated revenues was primarily driven by acquisitions in our Global Data Center Business segment and our Adjacent Businesses operating segment within our Corporate and Other Business segment. On a constant dollar basis, facilities expenses for the year ended December 31, 2019 increased by $60.3 million, or 9.5%, compared to the prior year period, driven by higher rent expense, insurance costs, utilities and building maintenance, in part driven by the acquisitions mentioned above.

Transportation

Transportation expenses remained constant at 3.8% of consolidated revenues for the year ended December 31, 2019 compared to 3.8% for the year ended December 31, 2018. This was primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment, offset by a decrease in transportation costs within our Global RIM Business segment. On a constant dollar basis, transportation expenses for the year ended December 31, 2019 increased by $7.9 million, or 5.1%, compared to the prior year period, primarily driven by increases in third party carrier expenses, in part due to recent acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment.

Product Cost of Sales and Other

Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, were 3.7% of consolidated revenues for the year ended December 31, 2019 compared to 3.9% in the year ended December 31, 2018. On a constant dollar basis, product cost of sales and other decreased by $2.2 million, or 1.4%, compared to the prior year period, primarily driven by lower special project costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of the following expenses (in thousands):

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change
	2019	2018		Actual	Constant Currency	2019	2018
General and Administrative	$563,965	$577,451	$(13,486)	(2.3)%	(0.5)%	13.2%	13.7%	(0.5)%
Sales, Marketing and Account Management	245,704	257,306	(11,602)	(4.5)%	(2.8)%	5.8%	6.1%	(0.3)%
Information Technology	162,606	153,601	9,005	5.9%	7.1%	3.8%	3.6%	0.2%
Bad Debt Expense	19,389	18,625	764	4.1%	6.4%	0.5%	0.4%	0.1%
Total Selling, General and Administrative Expenses	$991,664	$1,006,983	$(15,319)	(1.5)%	0.2%	23.3%	23.8%	(0.5)%

	Year Ended December 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
	2018	2017	Dollar Change	Actual	Constant Currency	2018	2017
General and Administrative	$577,451	$537,127	$40,324	7.5%	7.9%	13.7%	14.0%	(0.3)%
Sales, Marketing and Account Management	257,306	253,117	4,189	1.7%	1.6%	6.1%	6.6%	(0.5)%
Information Technology	153,601	132,110	21,491	16.3%	16.4%	3.6%	3.4%	0.2%
Bad Debt Expense	18,625	14,826	3,799	25.6%	29.4%	0.4%	0.4%	—%
Total Selling, General and Administrative Expenses	$1,006,983	$937,180	$69,803	7.4%	7.7%	23.8%	24.4%	(0.6)%

General and Administrative

General and administrative expenses decreased to 13.2% of consolidated revenues for the year ended December 31, 2019 compared to 13.7% for the year ended December 31, 2018. General and administrative expenses for the year ended December 31, 2018 includes $11.0 million of indirect expenses associated with a value-added tax matter in the Netherlands (the "Netherlands VAT Matter"), as described in Note 2.y. to Notes to Consolidated Financial Statements included in this Annual Report. On a constant dollar basis, excluding the impact of the Netherlands VAT Matter, general and administrative expenses for the year ended December 31, 2019 increased by $8.5 million, or 1.5%, compared to the prior year period. The increase in general and administrative expenses as a percentage of consolidated revenues was driven primarily by higher compensation expense and professional fees within our Corporate and Other Business segment, primarily associated with our global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, as well as acquisitions in our Adjacent Businesses operating segment within our Corporate and Other Business segment. The increase in compensation expense is primarily the result of merit-based increases as well as increased headcount, partially offset by a reduction in variable compensation expense.

Sales, Marketing & Account Management

Sales, marketing and account management expenses decreased to 5.8% of consolidated revenues for the year ended December 31, 2019 compared to 6.1% for the year ended December 31, 2018. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by a decrease in compensation expense, primarily due to lower commissions expense, as well as a decrease in marketing costs. On a constant dollar basis, sales, marketing and account management expenses for the year ended December 31, 2019 decreased by $7.1 million, or 2.8%, compared to the prior year period, primarily driven by lower marketing costs.

Information Technology

IT expenses increased to 3.8% of consolidated revenues for the year ended December 31, 2019 compared to 3.6% for the year ended December 31, 2018. IT expenses as a percentage of consolidated revenues reflect an increase in professional fees and compensation expense, primarily related to information security costs and investments in innovation and product development. On a constant dollar basis, IT expenses for the year ended December 31, 2019 increased by $10.8 million, or 7.1%, compared to the prior year period, primarily driven by an increase in professional fees and compensation expense, primarily related to information security costs and investments in innovation and product development.

Bad Debt Expense

We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends. Bad debt expense for the year ended December 31, 2019 increased by $1.2 million on a constant dollar basis compared to the year ended December 31, 2018, primarily driven by higher bad debt expense associated with our Global RIM Business segment.

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

Depreciation expense increased $3.6 million, or 0.8%, on a reported dollar basis for the year ended December 31, 2019 compared to the year ended December 31, 2018. See Note 2.f. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.

Amortization expense increased $15.1 million, or 8.1%, on a reported dollar basis for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Significant Acquisition Costs

Significant Acquisition Costs for the years ended December 31, 2019, 2018 and 2017 were approximately $13.3 million, $50.7 million and $84.9 million, respectively, and primarily consisted of employee severance costs, facility integration costs and advisory and professional fees associated with the Recall Transaction.

Restructuring Charges

Restructuring Charges were approximately $48.6 million for the year ended December 31, 2019, and primarily consisted of employee severance costs and professional fees associated with Project Summit.

Gain on Disposal/Write-Down of Property, Plant and Equipment, Net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the year ended December 31, 2019 was approximately $63.8 million. The gain consisted primarily of gains associated with (i) sale and sale-leaseback transactions involving the sales of facilities in the United States of approximately $67.8 million and (ii) the sale of certain land and buildings in the United Kingdom of approximately $36.0 million. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio (as described below) and (ii) the write-down of certain property, plant and equipment in the United States of approximately $15.7 million.

During the second quarter of 2019, we began exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio. As a result, during the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. On September 30, 2019, we entered into an agreement (the “Iron Cloud Outsourcing Agreement”) with a wholesale provider of data infrastructure and data management services to outsource the operation, infrastructure management and maintenance and delivery of select offerings within our Iron Cloud portfolio. In conjunction with the entry into the Iron Cloud Outsourcing Agreement, we also sold certain IT infrastructure assets and the rights to certain hardware and software maintenance contracts used to deliver these Iron Cloud offerings. As a result of our long-lived asset impairment analysis and sale of certain IT infrastructure assets and rights to certain hardware and software maintenance contracts, we recognized an impairment charge and a loss on sale of the assets totaling approximately $25.0 million during the year ended December 31, 2019.

Consolidated gain on disposal/write-down of property, plant and equipment, net for the year ended December 31, 2018 was $73.6 million. The gain consisted primarily of (i) the gain on sale of real estate for the sale of buildings in the United Kingdom of approximately $63.8 million and (ii) gains associated with the involuntary conversion of assets included in a facility that we own in Argentina which was partially destroyed in a fire in 2014, for which we received insurance proceeds in excess of the carrying amount of such assets during the fourth quarter of 2018. See Note 10 to Notes to Consolidated Financial Statements included in this Annual Report.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $9.7 million to $419.3 million for the year ended December 31, 2019 from $409.6 million for the year ended December 31, 2018. The increase in interest expense, net during the year ended December 31, 2019 compared to the year ended December 31, 2018 was the result of higher average debt outstanding during 2019. Our weighted average interest rate was 4.8% and 4.9% at December 31, 2019 and 2018, respectively. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.

Other Expense (Income), Net

Other expense (income), net consists of the following (in thousands):

	Year Ended December 31,
			Dollar Change
	2019	2018
Foreign currency transaction losses (gains), net	$24,852	$(15,567)	$40,419
Other, net	9,046	3,875	5,171
Other Expense (Income), Net	$33,898	$(11,692)	$45,590

Foreign Currency Transaction Losses (Gains)

We recorded net foreign currency transaction losses of $24.9 million in the year ended December 31, 2019, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.

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

Provision (Benefit) for Income Taxes

Our effective tax rates for the years ended December 31, 2019 and 2018 were 18.3% and 10.4%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

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

The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2019 were the benefit derived from the dividends paid deduction of $40.6 million and the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $8.6 million.

The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2018 were the benefit derived from the dividends paid deduction of $35.2 million, the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of approximately $1.0 million and a discrete tax benefit of approximately $14.0 million associated with the resolution of a tax matter.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS and ADJUSTED EBITDA

The following table reflects the effect of the foregoing factors on our consolidated income from continuing operations and Adjusted EBITDA (in thousands):

	Year Ended December 31,		Dollar Change	Percentage Change
	2019	2018
Income (Loss) from Continuing Operations	$268,211	$367,558	$(99,347)	(27.0)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	6.3%	8.7%
Adjusted EBITDA	$1,437,605	$1,424,824	$12,781	0.9%
Adjusted EBITDA Margin	33.7%	33.7%

	Year Ended December 31,		Dollar Change	Percentage Change
	2018	2017
Income (Loss) from Continuing Operations	$367,558	$178,015	$189,543	106.5%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	8.7%	4.6%
Adjusted EBITDA	$1,424,824	$1,243,573	$181,251	14.6%
Adjusted EBITDA Margin	33.7%	32.3%
Consolidated Adjusted EBITDA for the year ended December 31, 2019 increased by $12.8 million, or 0.9%, and consolidated Adjusted EBITDA Margin remained consistent with the year ended December 31, 2018. Consolidated Adjusted EBITDA for the year ended December 31, 2018 was negatively impacted by $11.0 million of indirect tax expenses associated with the Netherlands VAT Matter that did not repeat in 2019. Excluding the impact of the Netherlands VAT Matter, consolidated Adjusted EBITDA increased $1.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower variable compensation expense and the impact of cost management actions, partially offset by increased labor costs in our secure shredding business and higher technology costs associated with information security investments.

Consolidated Adjusted EBITDA for the year ended December 31, 2018 increased by $181.3 million, or 14.6%, compared to the year ended December 31, 2017, primarily due to acquisitions within our Global Data Center Business segment, the adoption of ASU 2014-09 and synergies associated with our acquisition of Recall.

Segment Analysis (in thousands)

See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reportable operating segments.

Global RIM Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$2,320,076	$2,301,344	$18,732	0.8%	3.0%	2.2%
Service	1,492,357	1,541,256	(48,899)	(3.2)%	(1.0)%	(1.3)%
Segment Revenue	$3,812,433	$3,842,600	$(30,167)	(0.8)%	1.4%	0.8%
Segment Adjusted EBITDA(1)	$1,563,223	$1,569,353	$(6,130)
Segment Adjusted EBITDA Margin(2)	41.0%	40.8%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency	Organic Growth
	2018	2017		Actual
Storage Rental	$2,301,344	$2,261,831	$39,513	1.7%	2.0%	2.3%
Service	1,541,256	1,444,279	96,977	6.7%	7.1%	5.1%
Segment Revenue	$3,842,600	$3,706,110	$136,490	3.7%	4.0%	3.4%
Segment Adjusted EBITDA(1)	$1,569,353	$1,470,579	$98,774
Segment Adjusted EBITDA Margin(2)	40.8%	39.7%
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
For the year ended December 31, 2019, reported revenue in our Global RIM Business segment decreased 0.8%, compared to the year ended December 31, 2018, due to unfavorable fluctuations in foreign currency exchange rates, partially offset by organic revenue growth and the favorable net impact of acquisitions/dispositions. Organic revenue growth of 0.8% was primarily the result of organic storage rental revenue growth of 2.2% driven by revenue management. In addition, negative organic service revenue growth of 1.3% was driven by continued declines in recycled paper prices, lower destructions and reduced retrieval/re-file and related transportation activity, partially offset by growth in our secure shredding revenue and increased project activity. Adjusted EBITDA Margin increased 20 basis points during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by lower compensation expense and other employee related costs, partially offset by increased facility rent expense and the impact of lower recycled paper prices. The decrease in compensation expense is primarily due to a reduction in variable compensation expense, partially offset by increased labor costs related to growth in our secure shredding operations.
For the year ended December 31, 2018, reported revenue in our Global RIM Business segment increased 3.7% compared to the year ended December 31, 2017, due to organic revenue growth, the favorable net impact of acquisitions/divestitures and the adoption of ASU 2014-09, partially offset by unfavorable fluctuations in foreign currency exchange rates. Organic revenue growth of 3.4% was primarily the result of organic storage rental revenue growth of 2.3%, driven by revenue management and organic service revenue growth of 5.1%, driven by growth in secure shredding revenue, in part due to higher recycled paper prices and acquisitions of customer relationships, as well as increased project and destruction activity. The net impact of acquisitions/divestitures and the adoption of ASU 2014-09 contributed 0.6% to the reported revenue growth rates in our Global RIM Business segment for the year ended December 31, 2018, compared to the year ended December 31, 2017. Adjusted EBITDA Margin increased 110 basis points during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by a decrease in wages and benefits as a percentage of segment revenue, partially attributable to synergies associated with our acquisition of Recall, cost management initiatives, the capitalization of certain commissions as a result of our adoption of ASU 2014-09 and the benefit of revenue management.

Global Data Center Business

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$246,925	$218,675	$28,250	12.9%	13.4%	5.3%
Service	10,226	10,308	(82)	(0.8)%	(0.7)%	(4.8)%
Segment Revenue	$257,151	$228,983	$28,168	12.3%	12.8%	4.8%
Segment Adjusted EBITDA(1)	$121,517	$99,574	$21,943
Segment Adjusted EBITDA Margin(2)	47.3%	43.5%

				Percentage Change
	Year Ended December 31,		Dollar Change	Actual	Constant Currency	Organic Growth
	2018	2017
Storage Rental	$218,675	$35,839	$182,836	510.2%	510.2%	8.2%
Service	10,308	1,855	8,453	455.7%	455.7%	24.5%
Segment Revenue	$228,983	$37,694	$191,289	507.5%	507.5%	9.0%
Segment Adjusted EBITDA(1)	$99,574	$11,275	$88,299
Segment Adjusted EBITDA Margin(2)	43.5%	29.9%
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

For the year ended December 31, 2019, reported revenue in our Global Data Center Business segment increased 12.3% compared to the year ended December 31, 2018, primarily due to the impact of acquisitions (see Note 6 of Notes to Consolidated Financial Statements included in this Annual Report for additional acquisition details). The impact of acquisitions contributed 8.0% to the reported revenue growth rate in our Global Data Center Business segment for the year ended December 31, 2019 compared to the prior year period. Organic storage rental revenue growth in our Global Data Center Business segment was 5.3% for the year ended December 31, 2019 compared to the prior year period, primarily related to a $5.4 million lease modification fee that benefited organic storage rental revenue growth by 2.5%. Adjusted EBITDA Margin increased 380 basis points during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the impact of cost management actions, the lease modification fee described above and a $4.0 million contractual settlement, partially offset by higher facilities costs, in part due to acquisitions, and increased overhead to support the growth of this business.

Corporate and Other Business

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2019	2018
Storage Rental	$114,086	$102,436	$11,650	11.4%	11.9%	3.2%
Service	78,914	51,742	27,172	52.5%	55.0%	8.2%
Segment Revenue	$193,000	$154,178	$38,822	25.2%	26.3%	4.9%
Segment Adjusted EBITDA(1)	$(247,135)	$(244,103)	$(3,032)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(5.8)%

	Year Ended December 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2018	2017
Storage Rental	$102,436	$79,887	$22,549	28.2%	28.4%	3.7%
Service	51,742	21,887	29,855	136.4%	143.9%	21.2%
Segment Revenue	$154,178	$101,774	$52,404	51.5%	52.6%	7.5%
Segment Adjusted EBITDA(1)	$(244,103)	$(238,281)	$(5,822)
Segment Adjusted EBITDA(1) as a Percentage of Consolidated Revenue	(5.8)%	(6.2)%
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

For the year ended December 31, 2019, reported revenue in our Corporate and Other Business segment increased 25.2% compared to the year ended December 31, 2018, primarily due to the impact of acquisitions. The impact of acquisitions contributed 21.4% to the reported revenue growth rate in our Corporate and Other Business segment for the year ended December 31, 2019 compared to the prior year period. Adjusted EBITDA in our Corporate and Other Business segment decreased $3.0 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. Adjusted EBITDA for the year ended December 31, 2018 was negatively impacted by $11.0 million of indirect tax expenses associated with the Netherlands VAT Matter that did not repeat in 2019. Excluding the impact of the Netherlands VAT Matter, Adjusted EBITDA in our Corporate and Other Business segment decreased $14.1 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by higher compensation expense and professional fees associated with investments in our global operations support team that is tasked with driving operational improvements and continued investment in innovation and product development, partially offset by profitability associated with recent acquisitions in our Adjacent Businesses operating segment. The increase in compensation expense is primarily the result of merit-based increases as well as increased headcount, partially offset by a reduction in variable compensation expense.

Liquidity and Capital Resources

Project Summit

As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total costs of approximately $240.0 million. During the fourth quarter of 2019, we incurred approximately $48.6 million of costs related to Project Summit which were comprised entirely of Restructuring Charges, primarily related to employee severance costs and professional fees.

Cash Flows

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2019	2018	2017
Cash flows from operating activities—continuing operations	$966,655	$936,544	$724,259
Cash flows from investing activities—continuing operations	(735,946)	(2,230,128)	(599,448)
Cash flows from financing activities—continuing operations	(198,973)	550,678	540,425
Cash and cash equivalents at the end of year	193,555	165,485	925,699

a.    Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash flows provided by operating activities increased by $30.1 million compared to the prior year period primarily due to a decrease in cash used in working capital of $47.6 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses, partially offset by a decrease in net income (including non-cash charges and realized foreign exchange losses) of $17.5 million.

b.    Cash Flows from Investing Activities

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

Our significant investing activities for the year ended December 31, 2019 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $58.2 million, primarily funded by borrowings under our Revolving Credit Facility.

•
We paid cash for capital expenditures of $693.0 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending is included in the Capital Expenditures section below.

•
We acquired customer relationships, and incurred both customer inducements (which consists of permanent withdrawal fees following the adoption of ASU 2014-09) and Contract Fulfillment Costs (as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report) and third-party commissions for the year ended December 31, 2019 of $46.1 million, $9.4 million and $76.2 million, respectively.

•	We paid $19.2 million as part of our investment in the MakeSpace JV (as discussed above).

•	We received proceeds of $166.1 million primarily related to the sale of facilities in the United States and the United Kingdom.

c.    Cash Flows from Financing Activities

Our significant financing activities for the year ended December 31, 2019 included:

•	Net proceeds of $987.5 million associated with the issuance of the 4 7/8% Senior Notes due 2029 (as defined below).

•	Net payments of $475.3 million primarily associated with the repayments on our Revolving Credit Facility.

•	Payment of dividends in the amount of $704.5 million on our common stock.

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

•	Data Center: Expenditures related to the upgrade or re-configuration of existing data center assets.

The following table presents our capital spend for 2019, 2018 and 2017 organized by the type of the spending as described above.

Nature of Capital Spend (in thousands)	2019	2018	2017
Growth Investment Capital Expenditures:
Real Estate	$133,093	$138,307	$139,822
Non-Real Estate	47,221	52,737	56,297
Data Center	402,741	162,666	92,265
Innovation	14,705	15,857	20,583
Total Growth Investment Capital Expenditures	597,760	369,567	308,967
Recurring Capital Expenditures:
Real Estate	55,444	73,146	77,660
Non-Real Estate	28,882	23,187	29,721
Data Center	8,589	9,051	332
Total Recurring Capital Expenditures	92,915	105,384	107,713
Total Capital Spend (on accrual basis)	690,675	474,951	416,680
Net increase (decrease) in prepaid capital expenditures	510	(1,844)	1,629
Net decrease (increase) in accrued capital expenditures(1)	1,798	(13,045)	(75,178)
Total Capital Spend (on cash basis)	$692,983	$460,062	$343,131
___________________________________________________________________

(1)	The amount at December 31, 2017 includes approximately $66,800 related to a financing lease associated with our data center in Manassas, Virginia.

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with Project Summit, we expect our recurring capital expenditures on real estate and non-real estate, as well as non-real estate growth investment capital expenditures, to be approximately $140.0 million to $160.0 million, our capital expenditures on our Global Data Center Business to be approximately $200.0 million and our capital expenditures on real estate growth investment and innovation to be approximately $150.0 million to $175.0 million in the year ending December 31, 2020.

Dividends

See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

Financial Instruments and Debt

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2019, our cash and cash equivalents balance, including restricted cash, was $193.6 million.

Long-term debt as of December 31, 2019 is as follows (in thousands):

	December 31, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$348,808	$(12,053)	$336,755
Term Loan A	228,125	—	228,125
Term Loan B	686,395	(7,493)	678,902
Australian Dollar Term Loan (the "AUD Term Loan")	226,924	(2,313)	224,611
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")	184,601	(1,801)	182,800
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")	500,000	(2,436)	497,564
6% Senior Notes due 2023	600,000	(4,027)	595,973
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")	192,058	(2,071)	189,987
5 3/4% Senior Subordinated Notes due 2024	1,000,000	(6,409)	993,591
3% Euro Senior Notes due 2025 (the "Euro Notes")	336,468	(3,462)	333,006
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")	527,432	(5,809)	521,623
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,756)	247,244
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(11,020)	988,980
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")	825,000	(9,742)	815,258
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(14,104)	985,896
Real Estate Mortgages, Financing Lease Liabilities and Other	523,671	(406)	523,265
Accounts Receivable Securitization Program	272,062	(81)	271,981
Mortgage Securitization Program	50,000	(982)	49,018
Total Long-term Debt	8,751,544	(86,965)	8,664,579
Less Current Portion	(389,013)	—	(389,013)
Long-term Debt, Net of Current Portion	$8,362,531	$(86,965)	$8,275,566

See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.

a.    Credit Agreement

On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750.0 million. The original principal amount of the Term Loan A was $250.0 million. Under the Revolving Credit Facility, we had the option to request additional commitments of up to $500.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement was originally scheduled to mature on August 21, 2022, at which point all obligations were to become due.

On March 22, 2018, we entered into an amendment (the “March 2018 Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to approximately $1,260.0 million under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "June 2018 Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023. The Term Loan A is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on June 4, 2023.

On December 20, 2019, we entered into an amendment (the “December 2019 Amendment”) to the Credit Agreement. The December 2019 Amendment amended the definition of EBITDA and certain other definitions and restrictive covenants contained in the Credit Agreement.

The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750.0 million.

The amount available for borrowing under the Revolving Credit Facility as of December 31, 2019, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,396.3 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as described more fully below.

In connection with the March 2018 Amendment, IMI's wholly owned subsidiary, Iron Mountain Information Management, LLC ("IMIM"), entered into an incremental term loan activation notice (the "Activation Notice"), with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the original principal amount of $700.0 million (the “Term Loan B”). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689.9 million, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.

As of December 31, 2019, we had $686.4 million outstanding on the Term Loan B and the interest rate in effect under the Term Loan B was 3.6%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1.4 million as of December 31, 2019.

b.    Issuance of 4 7/8% Notes due 2029

In September 2019, IMI completed a private offering of $1,000.0 million in aggregate principal amount of the 4 7/8% Notes due 2029. The 4 7/8% Notes due 2029 were issued at par. The net proceeds of approximately $987.5 million from the 4 7/8% Notes due 2029, after paying the initial purchasers' commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.

c.    Australian Dollar Term Loan Amendment

On March 27, 2018, Iron Mountain Australia Group Pty Ltd. ("IM Australia"), a wholly owned subsidiary of IMI, amended its AUD Term Loan (the "AUD Term Loan Amendment") to (i) increase the borrowings under the AUD Term Loan from 250.0 million Australian dollars to 350.0 million Australian dollars; (ii) increase the quarterly principal payments from 6.3 million Australian dollars per year to 8.8 million Australian dollars per year; and (iii) decrease the interest rate on the AUD Term Loan from BBSY (an Australian benchmark variable interest rate) plus 4.3% to BBSY plus 3.875%. The interest rate in effect under the AUD Term Loan was 4.8% as of December 31, 2019. The AUD Term Loan matures in September 2022. All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99.0 million Australian dollars (or approximately $75.6 million, based upon the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. See Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for additional details on the AUD Term Loan.

d.    UK Bilateral Revolving Credit Facility

On September 24, 2018, Iron Mountain (UK) PLC ("IM UK") and Iron Mountain (UK) Data Centre Limited entered into a 140.0 million British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140.0 million British pounds sterling, and we have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility). The initial net proceeds received under the UK Bilateral Facility of 138.3 million British pounds sterling (or approximately $180.3 million, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018 (the closing date of the UK Bilateral Facility)), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and its direct and indirect 100% owned United States subsidiaries that represent the substantial majority of its United States operations guarantee all the obligations under the UK Bilateral Facility. The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at LIBOR plus 2.25%. The interest rate in effect under the UK Bilateral Facility as of December 31, 2019 was 3.1%.

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

On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250.0 million to $275.0 million and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As the Accounts Receivable Securitization Program matures on July 30, 2020, the amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2019, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $272.1 million. The interest rate in effect under the Accounts Receivable Securitization Program was 2.8% as of December 31, 2019. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

f.    Letters of Credit

As of December 31, 2019, we had outstanding letters of credit totaling $35.3 million, of which $4.9 million reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2020 and January 2033.

g.    Debt Covenants

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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2019 and 2018, as well as our leverage ratio under our indentures as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.3	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.9	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the GBP Notes due 2025, the 4 7/8% Notes due 2027, the 5 1/4% Notes and the 4 7/8% Notes due 2029 is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

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

See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on our derivative instruments.

Equity Financing

In October 2017, we entered into the Distribution Agreement with the Agents pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the At The Market (ATM) Equity Program. Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our Global Data Center Business, and repaying amounts outstanding from time to time under the Revolving Credit Facility.

During the quarter and year ended December 31, 2019, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of December 31, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

See Note 12 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our equity financing.

Acquisitions

a.    Acquisitions

See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our 2019 acquisitions.

On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of 6,026 million Russian rubles (or approximately $95.1 million, based upon the exchange rate between the Russian ruble and the United States dollar on the closing date of the OSG Acquisition) (the "OSG Acquisition"). The OSG Acquisition will enable us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. Commencing on the date of the OSG Acquisition we will fully consolidate the results of OSG within our consolidated financial statements.

b.    Significant Acquisition Costs and Capital Expenditures

Included in Significant Acquisition Costs are certain costs associated with the Recall Transaction and the IODC Transaction. Significant Acquisition Costs associated with the Recall Transaction and the IODC Transaction and capital expenditures to integrate Recall with our existing operations ("Recall Capital Expenditures"), were $403.8 million, the substantial majority of which were incurred prior to the end of 2018.

The following table presents the cumulative amount of Significant Acquisition Costs and Recall Capital Expenditures incurred for the years ended December 31, 2019, 2018 and 2017 and the cumulative amount incurred through December 31, 2019 (in thousands):

	Year Ended December 31,			Cumulative Total Through December 31, 2019
	2019	2018	2017
Significant Acquisition Costs	$13,293	$50,665	$84,901	$327,817
Recall Capital Expenditures	2,447	23,640	31,441	75,984
Total	$15,740	$74,305	$116,342	$403,801

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Financing Lease Obligations(1)	$511,019	$62,271	$99,879	$70,979	$277,890
Long-Term Debt Obligations (excluding Financing Lease Obligations)	8,386,949	342,430	1,026,353	2,376,165	4,642,001
Interest Payments(2)	2,241,373	395,344	713,343	568,046	564,640
Operating Lease Obligations(3)	2,915,409	339,469	615,609	505,413	1,454,918
Purchase, Asset Retirement and Other Obligations(4)	269,975	134,127	100,688	3,989	31,171
Total(5)(6)	$14,324,725	$1,273,641	$2,555,872	$3,524,592	$6,970,620
_______________________________________________________________________________

(1)
Excluded from our financing lease obligations is the potential obligation related to an agreement we entered into in the fourth quarter of 2019 to lease a facility in the United Kingdom that is currently under construction. The exact terms of the lease will be determined upon the completion of building construction, which is expected to occur in late 2020. We expect the rent due in the first year of the lease to be approximately $5.0 million, and we expect the term of the lease to be approximately 25 years.

(2)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2019; see Note 4 to Notes to Consolidated Financial Statements included in this Annual Report.

(3)
These amounts are net of sublease income of $34.1 million in total (including $7.7 million, $10.3 million, $8.4 million and $7.7 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(4)
Purchase commitments include obligations for future construction costs associated with the expansion of our Global Data Center Business, which represent a significant amount of the purchase commitments due in less than one year.

(5)	The table above excludes $35.1 million in uncertain tax positions as we are unable to make reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

(6)
The table above excludes $67.7 million of redeemable noncontrolling interests, which represents the estimated redemption value of the redeemable noncontrolling interests. See Note 2.v. to Notes to Consolidated Financial Statements included in this Annual Report. This table also excludes purchase commitments associated with acquisitions closed or expected to close in 2020.

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

Net Operating Losses

At December 31, 2019, we have federal net operating loss carryforwards of $152.7 million available to reduce future federal taxable income, the majority of which expire from 2024 through 2037. Of the $152.7 million, we expect to utilize $39.2 million and realize a federal tax benefit of $8.2 million. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2020 through 2039, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $90.8 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 64%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2019 relate to cash and cash equivalents held in money market funds with seven "Triple A" rated money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $50.0 million. As of December 31, 2019, our cash and cash equivalents balance, including restricted cash, was $193.6 million.

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

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2019, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed interest rate specified in the interest rate swap agreements).

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

As of December 31, 2019, we had $1,692.5 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 3.8%, and $7,059.0 million of fixed rate debt outstanding. As of December 31, 2019, approximately 81% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2019 would have been reduced by approximately $18.6 million.

See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 4 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2019.

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

During the year ended December 31, 2019, we designated a portion of the Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $6.0 million ($6.0 million net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of Accumulated other comprehensive items, net included in our Consolidated Balance Sheet for the year ended December 31, 2019. As of December 31, 2019, cumulative net gains of $20.3 million, net of tax are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements we notionally exchanged approximately $110.0 million at an interest rate of 6.0% for approximately 99.1 million Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrecognized losses are recognized as liabilities. At December 31, 2019, we had a derivative liability of $1.0 million, which was recorded as a component of Other within Other assets, net in our Consolidated Balance Sheet, which represents the fair value of the cross-currency swap agreements. We have recorded unrealized losses of $1.0 million for the year ended December 31, 2019.

As of December 31, 2019, we had no outstanding forward contracts. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in Other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated any of the forward contracts we have entered as hedges. During the year ended December 31, 2019, cash payments included in cash from operating activities from continuing operations related to settlements associated with foreign currency forward contracts were $0.7 million. We recorded net losses in connection with forward contracts of $0.7 million related to the forward contracts in Other expense (income), net as of December 31, 2019 in the Consolidated Financial Statements included in this Annual Report. As of December 31, 2019, except as noted above, our currency exposures to intercompany balances are not hedged.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2019 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $257.8 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

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
February 13, 2020

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

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. During the last two months of the year ended December 31, 2019, we reorganized certain internal controls as a result of Project Summit. However, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Global Data Center Reporting Unit - Refer to Note 2.h. to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Global Data Center reporting unit using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, discount rates and capital expenditures. The determination of the fair value using the Market Approach requires management to make significant assumptions related to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. The goodwill balance allocated to the Global Data Center reporting unit was $421 million as of October 1, 2019 (goodwill impairment testing date). The fair value of the Global Data Center reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

The Global Data Center reporting unit's fair value exceeded its carrying value by less than 10%, accordingly, auditing the assumptions used in the goodwill impairment analysis for this reporting unit involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future revenue growth rates, operating margins and capital expenditures (collectively, the "Forecast"), Adjusted EBITDA multiples and the selection of discount rates for the Global Data Center reporting unit included the following, among others:

•	We tested the effectiveness of controls over goodwill, including those over the Forecast and the selection of the Adjusted EBITDA multiples and discount rates.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s Forecast by comparing it to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and industry reports of the Company and companies in its peer group.

•
With the assistance of our fair value specialists, we evaluated the Adjusted EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations and comparing the multiples selected by management to its guideline companies.

•
With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 13, 2020
We have served as the Company's auditor since 2002.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$193,555	$165,485
Accounts receivable (less allowances of $42,856 and $43,584 as of December 31, 2019 and 2018, respectively)	850,701	846,889
Prepaid expenses and other	192,083	195,740
Total Current Assets	1,236,339	1,208,114
Property, Plant and Equipment:
Property, plant and equipment	8,048,906	7,600,949
Less—Accumulated depreciation	(3,425,869)	(3,111,392)
Property, Plant and Equipment, net	4,623,037	4,489,557
Other Assets, Net:
Goodwill	4,485,209	4,441,030
Customer relationships, customer inducements and data center lease-based intangibles	1,393,183	1,506,522
Operating lease right-of-use assets (see Note 2.m.)	1,869,101	—
Other	209,947	211,995
Total Other Assets, Net	7,957,440	6,159,547
Total Assets	$13,816,816	$11,857,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$389,013	$126,406
Accounts payable	324,708	318,765
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities, see Note 2.m.)	961,752	780,781
Deferred revenue	274,036	264,823
Total Current Liabilities	1,949,509	1,490,775
Long-term Debt, net of current portion	8,275,566	8,016,417
Long-term Operating Lease Liabilities, net of current portion (see Note 2.m.)	1,728,686	—
Other Long-term Liabilities	143,018	111,331
Deferred Rent (see Note 2.m.)	—	121,864
Deferred Income Taxes	188,128	183,836
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.v.)	67,682	70,532
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 287,299,645 shares and 286,321,009 shares as of December 31, 2019 and 2018, respectively)	2,873	2,863
Additional paid-in capital	4,298,566	4,263,348
(Distributions in excess of earnings) Earnings in excess of distributions	(2,574,896)	(2,139,493)
Accumulated other comprehensive items, net	(262,581)	(265,664)
Total Iron Mountain Incorporated Stockholders' Equity	1,463,962	1,861,054
Noncontrolling Interests	265	1,409
Total Equity	1,464,227	1,862,463
Total Liabilities and Equity	$13,816,816	$11,857,218
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Storage rental	$2,681,087	$2,622,455	$2,377,557
Service	1,581,497	1,603,306	1,468,021
Total Revenues	4,262,584	4,225,761	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,833,315	1,793,954	1,664,825
Selling, general and administrative	991,664	1,006,983	937,180
Depreciation and amortization	658,201	639,514	522,376
Significant Acquisition Costs (see Note 2.x.)	13,293	50,665	84,901
Restructuring Charges (see Note 14)	48,597	—	—
Intangible impairments	—	—	3,011
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(63,824)	(73,622)	(766)
Total Operating Expenses	3,481,246	3,417,494	3,211,527
Operating Income (Loss)	781,338	808,267	634,051
Interest Expense, Net (includes Interest Income of $6,559, $6,553 and $7,659 in 2019, 2018 and 2017, respectively)	419,298	409,648	353,645
Other Expense (Income), Net	33,898	(11,692)	79,429
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	328,142	410,311	200,977
Provision (Benefit) for Income Taxes	59,931	42,753	22,962
Income (Loss) from Continuing Operations	268,211	367,558	178,015
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)	(6,291)
Net Income (Loss)	268,315	355,131	171,724
Less: Net Income (Loss) Attributable to Noncontrolling Interests	938	1,198	1,611
Net Income (Loss) Attributable to Iron Mountain Incorporated	$267,377	$353,933	$170,113
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.93	$1.28	$0.66
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)	$(0.02)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.93	$1.24	$0.64
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.93	$1.28	$0.66
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$(0.04)	$(0.02)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.93	$1.23	$0.64
Weighted Average Common Shares Outstanding—Basic	286,971	285,913	265,898
Weighted Average Common Shares Outstanding—Diluted	287,687	286,653	266,845

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income (Loss)	$268,315	$355,131	$171,724
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	11,994	(164,107)	108,564
Change in Fair Value of Derivative Instruments	(8,783)	(973)	—
Total Other Comprehensive Income (Loss)	3,211	(165,080)	108,564
Comprehensive Income (Loss)	271,526	190,051	280,288
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,066	(2,207)	1,591
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$270,460	$192,258	$278,697
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock
	Total	Shares	Amounts	Additional Paid-in Capital	Earnings in Excess of Distributions (Distributions in Excess of Earnings)	Accumulated Other Comprehensive Items, Net	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, December 31, 2016	$1,936,671	263,682,670	$2,636	$3,489,795	$(1,343,311)	$(212,573)	$124	$54,697
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	43,110	1,252,823	13	43,097	—	—	—	—
Issuance of shares in connection with the Equity Offering, net of underwriting discounts and offering expenses (see Note 12)	515,952	14,500,000	145	515,807	—	—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 12)	58,566	1,481,053	15	58,551	—	—	—	—
Issuance of shares in connection with the Fortrust Transaction (see Note 6)	83,014	2,193,637	22	82,992	—	—	—	—
Change in value of redeemable noncontrolling interests (see Note 2.v.)	(25,680)	—	—	(25,680)	—	—	—	25,680
Parent cash dividends declared	(606,476)	—	—	—	(606,476)	—	—	—
Foreign currency translation adjustment	108,481	—	—	—	—	108,584	(103)	83
Net income (loss)	171,945	—	—	—	170,113	—	1,832	(221)
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	13,230
Noncontrolling interests dividends	(1,956)	—	—	—	—	—	(1,956)	(2,051)
Purchase of noncontrolling interests	1,507	—	—	—	—	—	1,507	—
Balance, December 31, 2017	2,285,134	283,110,183	2,831	4,164,562	(1,779,674)	(103,989)	1,404	91,418
Cumulative-effect adjustment for adoption of ASU 2014-09 (see Note 2.l.)	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	30,020	762,340	8	30,012	—	—	—	—
Issuance of shares in connection with the Over-Allotment Option, net of underwriting discounts and offering expenses (see Note 12)	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses (see Note 12)	8,716	273,486	2	8,714	—	—	—	—
Changes in equity related redeemable noncontrolling interests (see Note 2.v.)	(16,110)	—	—	(16,110)	—	—	—	(16,151)
Parent cash dividends declared	(683,519)	—	—	—	(683,519)	—	—	—
Foreign currency translation adjustment	(160,548)	—	—	—	—	(160,702)	154	(3,559)
Change in fair value of derivative instruments	(973)	—	—	—	—	(973)	—	—
Net income (loss)	353,784	—	—	—	353,933	—	(149)	1,347
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,523)
Balance, December 31, 2018	1,862,463	286,321,009	2,863	4,263,348	(2,139,493)	(265,664)	1,409	70,532
Cumulative-effect adjustment for adoption of ASU 2016-02 (see Note 2.m.)	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	36,682	978,636	10	36,672	—	—	—	—
Changes in equity related redeemable noncontrolling interests (see Note 2.v.)	(1,454)	—	—	(1,454)	—	—	—	(3,136)
Parent cash dividends declared	(708,561)	—	—	—	(708,561)	—	—	—
Foreign currency translation adjustment	11,866	—	—	—	—	11,866	—	128
Change in fair value of derivative instruments	(8,783)	—	—	—	—	(8,783)	—	—
Net income (loss)	266,233	—	—	—	267,377	—	(1,144)	2,082
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,924)
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$268,315	$355,131	$171,724
(Income) loss from discontinued operations	(104)	12,427	6,291
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	456,323	452,740	406,283
Amortization (includes amortization of deferred financing costs and discounts of $16,740, $15,675 and $14,962 in 2019, 2018 and 2017, respectively)	218,618	202,449	131,055
Intangible impairments	—	—	3,011
Revenue reduction associated with amortization of permanent withdrawal fees and above- and below-market leases (see Note 2.i.)	13,703	16,281	11,253
Stock-based compensation expense	35,654	31,167	30,019
(Benefit) provision for deferred income taxes	(624)	(4,239)	(39,355)
Loss on early extinguishment of debt	—	—	78,368
(Gain) loss on disposal/write-down of property, plant and equipment, net	(63,824)	(74,134)	(766)
Gain on Russia and Ukraine Divestment (see Note 13)	—	—	(38,869)
Foreign currency transactions and other, net	29,838	(16,395)	50,503
Decrease (increase) in assets	5,404	(36,054)	(93,805)
Increase (decrease) in liabilities	3,352	(2,829)	8,547
Cash Flows from Operating Activities-Continuing Operations	966,655	936,544	724,259
Cash Flows from Operating Activities-Discontinued Operations	—	(995)	(3,291)
Cash Flows from Operating Activities	966,655	935,549	720,968
Cash Flows from Investing Activities:
Capital expenditures	(692,983)	(460,062)	(343,131)
Cash paid for acquisitions, net of cash acquired (see Note 6)	(58,237)	(1,758,557)	(219,705)
Acquisition of customer relationships	(46,105)	(63,577)	(55,126)
Customer inducements (see Note 2.i.)	(9,371)	(8,902)	(20,059)
Customer fulfillment costs and third party commissions (see Note 2.l.)	(76,171)	(26,208)	—
Net proceeds from divestments (see Note 13)	—	1,019	29,236
Investments in Joint Ventures (see Note 13)	(19,222)	—	—
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	166,143	86,159	9,337
Cash Flows from Investing Activities-Continuing Operations	(735,946)	(2,230,128)	(599,448)
Cash Flows from Investing Activities-Discontinued Operations	5,061	8,250	—
Cash Flows from Investing Activities	(730,885)	(2,221,878)	(599,448)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	(14,535,115)	(14,192,139)	(14,429,695)
Proceeds from revolving credit facilities, term loan facilities and other debt	14,059,818	15,351,614	13,917,055
Early retirement of senior subordinated and senior notes	—	—	(1,746,856)
Net proceeds from sales of senior notes	987,500	—	2,656,948
Debt financing and equity contribution from noncontrolling interests	—	—	13,230
Debt repayment and equity distribution to noncontrolling interests	(1,924)	(2,523)	(4,151)
Parent cash dividends	(704,526)	(673,635)	(439,999)
Net proceeds associated with the Equity Offering, including Over-Allotment Option	—	76,192	516,462
Net proceeds associated with the At The Market (ATM) Program	—	8,716	59,129
Net proceeds (payments) associated with employee stock-based awards	1,027	(1,142)	13,095
Payment of debt financing and stock issuance costs and other	(5,753)	(16,405)	(14,793)
Cash Flows from Financing Activities-Continuing Operations	(198,973)	550,678	540,425
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	(198,973)	550,678	540,425
Effect of Exchange Rates on Cash and Cash Equivalents	(8,727)	(24,563)	27,270
Increase (decrease) in Cash and Cash Equivalents	28,070	(760,214)	689,215
Cash and Cash Equivalents, including Restricted Cash, Beginning of Year	165,485	925,699	236,484
Cash and Cash Equivalents, including Restricted Cash, End of Year	$193,555	$165,485	$925,699
Supplemental Information:
Cash Paid for Interest	$394,984	$388,440	$368,468
Cash Paid for Income Taxes, Net	$61,691	$64,493	$104,498
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.m.)	$32,742	$83,948	$166,843
Accrued Capital Expenditures	$82,345	$84,143	$71,098
Accrued Purchase Price and Other Holdbacks (see Note 6)	$4,135	$35,218	$20,093
Dividends Payable	$186,021	$181,986	$172,102
Fair Value of Stock Issued for Fortrust Transaction (see Note 6)	$—	$—	$83,014

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(In thousands, except share and per share data)
1. Nature of Business

The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation (“IMI”), and its subsidiaries (“we” or “us”). We help organizations around the world protect their information, reduce storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and opportunistic hyperscale data center deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options.

In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. See Note 2.h., Note 9 and Note 14.

On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02"). See Note 2.m.

On January 10, 2018, we completed the acquisition of IO Data Centers, LLC ("IODC"). See Note 6.

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). See Note 2.l.

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
DECEMBER 31, 2019
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

At December 31, 2019 and 2018, we had $4,865 and $15,141, respectively, of restricted cash held by certain financial institutions related to bank guarantees.

d.    Foreign Currency

Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive, net component of Iron Mountain Incorporated Stockholders' Equity. See Note 2.t.

e.    Derivative Instruments and Hedging Activities

Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2019 and 2018, none of our derivative instruments contained credit-risk related contingent features. See Note 3.

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
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Property, plant and equipment (including financing leases in the respective category), at cost, consist of the following:

	December 31,
	2019	2018
Land	$448,566	$400,980
Buildings and building improvements	3,029,309	2,991,307
Leasehold improvements	852,022	770,666
Racking	2,040,832	2,001,831
Warehouse equipment/vehicles	483,218	481,515
Furniture and fixtures	54,275	56,207
Computer hardware and software	689,261	680,283
Construction in progress	451,423	218,160
	$8,048,906	$7,600,949

Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2019 and 2018, we capitalized interest of $15,980 and $3,732, respectively. The amount of capitalized interest during the year ended December 31, 2017 was insignificant.

We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Third party consulting costs, as well as payroll and related costs for employees directly associated with, and devoting time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. During the years ended December 31, 2019, 2018 and 2017, we capitalized $34,650, $29,407 and $25,166 of costs, respectively, associated with the development of internal use computer software projects. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalization ends when the asset is ready for its intended use. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2019 and 2018 were $30,831 and $28,256, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the year ended December 31, 2019 was $63,824. The gain consisted primarily of gains associated with (i) sale and sale-leaseback transactions involving the sales of facilities in the United States of approximately $67,800 and (ii) the sale of certain land and buildings in the United Kingdom of approximately $36,000. These gains were partially offset by losses primarily associated with (i) the impairment charge on the assets associated with the select offerings within our Iron Cloud portfolio (as defined and described below) and (ii) the write-down of certain property, plant and equipment in the United States of approximately $15,700.

During the second quarter of 2019, we began exploring strategic options regarding how to maintain and support the infrastructure of select offerings within our Iron Mountain Iron Cloud (“Iron Cloud”) portfolio. As a result, during the second quarter of 2019, we performed a long-lived asset impairment analysis on the assets associated with these select offerings and concluded that the associated carrying value of the long-lived assets (which consisted entirely of property, plant and equipment) was not recoverable based upon the underlying cash flows associated with these select offerings. On September 30, 2019, we entered into an agreement (the “Iron Cloud Outsourcing Agreement”) with a wholesale provider of data infrastructure and data management services to outsource the operation, infrastructure management and maintenance and delivery of select offerings within our Iron Cloud portfolio. In conjunction with the entry into the Iron Cloud Outsourcing Agreement, we also sold certain IT infrastructure assets and the rights to certain hardware and software maintenance contracts used to deliver these Iron Cloud offerings. As a result of our long-lived asset impairment analysis and sale of certain IT infrastructure assets and rights to certain hardware and software maintenance contracts, we recognized an impairment charge and a loss on sale of the assets totaling approximately $25,000 during the year ended December 31, 2019.

Consolidated gain on disposal/write-down of property, plant and equipment, net for the year ended December 31, 2018 was $73,622. The gain consisted primarily of (i) the gain on sale of real estate for the sale of buildings in the United Kingdom of approximately $63,800 and (ii) gains associated with the involuntary conversion of assets included in a facility that we own in Argentina which was partially destroyed in a fire in 2014, for which we received insurance proceeds in excess of the carrying amount of such assets during the fourth quarter of 2018. See Note 10.

h.    Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2019, 2018 and 2017. We concluded that as of October 1, 2019 and October 1, 2018, goodwill was not impaired. As of October 1, 2017, we determined that the fair value of the Consumer Storage reporting unit was less than its carrying value and, therefore, we recorded a $3,011 impairment charge, which represented a full write-off of all goodwill associated with this reporting unit. We concluded that the goodwill associated with each of our other reporting units was not impaired as of October 1, 2017.

Our reporting units at which level we performed our goodwill impairment analysis as of December 31, 2017 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Consumer Storage; (4) Fine Arts; (5) Western Europe; (6) Northern/Eastern Europe and Middle East, Africa and India ("NEE and MEAI"); (7) Latin America; (8) Australia and New Zealand; (9) Asia; and (10) Global Data Center.

The following is a discussion regarding (i) the reporting units at which level we tested goodwill for impairment as of October 1, 2018, (ii) changes to the composition of our reporting units between October 1, 2018 and December 31, 2018, (iii) the reporting units at which level we tested goodwill for impairment as of October 1, 2019 and (iv) changes to the composition of our reporting units between October 1, 2019 and December 31, 2019 (including the amount of goodwill associated with each reporting unit). When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based upon their relative fair values.

Goodwill Impairment Analysis - 2018

a.    Reporting Units as of October 1, 2018

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2018 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Consumer Storage; (4) Fine Arts; (5) Entertainment Services; (6) Western Europe; (7) Northern/Eastern Europe and Middle East and India ("NEE and MEI"); (8) Latin America; (9) Australia, New Zealand and South Africa ("ANZ SA"); (10) Asia; and (11) Global Data Center. We concluded that the goodwill associated with each of our reporting units was not impaired as of October 1, 2018.

b.    Changes to Composition of Reporting Units between October 1, 2018 and December 31, 2018

During the fourth quarter of 2018, as a result of changes in the management of our Information Governance and Digital Solutions business in Sweden, we reassessed the composition of our reporting units. As part of this reassessment, we determined that our Information Governance and Digital Solutions business in Sweden (which was previously managed along with our other businesses within the Western Europe reporting unit) was at the time being managed in conjunction with our businesses included in our NEE and MEI reporting unit, which already included the remainder of our business in Sweden. We concluded that the goodwill associated with our Western Europe and NEE and MEI reporting units was not impaired following this change in reporting units.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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
_______________________________________________________________________________
(1) This reporting unit comprised our former North American Records and Information Management Business segment.
(2) This reporting unit comprised our former North American Data Management Business segment.
(3) This reporting unit was included in our Corporate and Other Business segment.
(4) This reporting unit comprised our former Western European Business segment.
(5) This reporting unit was included in our former Other International Business segment.
(6) This reporting unit comprised our Global Data Center Business segment.

Goodwill Impairment Analysis - 2019

a.    Reporting Units as of October 1, 2019

Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2019 were as follows: (1) North American Records and Information Management; (2) North American Data Management; (3) Fine Arts; (4) Entertainment Services; (5) Western Europe; (6) NEE and MEI; (7) Latin America; (8) ANZ SA; (9) Asia; and (10) Global Data Center. We concluded that the goodwill associated with each of our reporting units was not impaired as of such date.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

b.    Changes to Composition of Reporting Units between October 1, 2019 and December 31, 2019

During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments (see Note 9 for a description and definitions of our reporting operating segments) as well as our reporting units. As of December 31, 2019, we have nine reporting units. We note the following changes to our reporting units: (1) our former North American Records and Information Management (excluding our technology escrow services business) and North American Data Management reporting units are now being managed as our “North America RIM” reporting unit; (2) our former Western Europe and NEE and MEI reporting units (excluding India) and our business in Africa (which was previously managed as a component of our former ANZ SA reporting unit) is now being managed together as our “Europe RIM” reporting unit; (3) our business in India, which was previously managed as a component of our former NEE and MEI reporting unit is now being managed in conjunction with our businesses in Asia as our “Asia RIM” reporting unit; (4) our former Australia, New Zealand and South Africa reporting unit will no longer include South Africa and will be referred to as our “Australia and New Zealand RIM” (or “ANZ RIM”) reporting unit; and (5) our technology escrow services business is now being managed separately as our “Technology Escrow Services” reporting unit. There were no changes to our Global Data Center, Fine Arts, Entertainment Services and Latin America RIM reporting units. We concluded that the goodwill associated with our North America RIM, Europe RIM, ANZ RIM, Asia RIM and Technology Escrow Services reporting units were not impaired following this change in reporting units.

Goodwill by Reporting Unit as of December 31, 2019

The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2019 is as follows:

Carrying Value as of December 31, 2019
North America RIM(1)	$2,715,550
Europe RIM(1)	572,482
Latin America RIM(1)	140,897
ANZ RIM(1)	274,913
Asia RIM(1)	239,059
Global Data Center(2)	424,568
Fine Arts(3)	37,533
Entertainment Services(3)	34,102
Technology Escrow Services(3)	46,105
Total	$4,485,209
______________________________________________________________________
(1)    This reporting unit is included in our Global RIM (as defined in Note 9) Business segment.
(2)    This reporting unit comprises our Global Data Center Business segment.
(3)    This reporting unit is included in our Corporate and Other Business segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the "Discounted Cash Flow Model") and market multiples (the "Market Approach"). The Discounted Cash Flow Model incorporates significant assumptions including future revenue growth rates, operating margins, discount rates and capital expenditures. The Market Approach requires us to make assumptions related to Adjusted EBITDA multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2019 and 2018 is as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization, as of December 31, 2017	$3,964,114	$—	$106,153	$4,070,267
Deductible goodwill acquired during the year	3,251	—	6,644	9,895
Non-deductible goodwill acquired during the year	34,230	429,853	3,620	467,703
Goodwill allocated to IMFS Divestment (see Note 13)	(1,202)	—	—	(1,202)
Fair value and other adjustments(1)	3,860	—	609	4,469
Currency effects	(105,043)	(3,897)	(1,162)	(110,102)
Goodwill balance, net of accumulated amortization, as of December 31, 2018	3,899,210	425,956	115,864	4,441,030
Deductible goodwill acquired during the year	16,450	—	—	16,450
Non-deductible goodwill acquired during the year	11,228	—	1,904	13,132
Fair value and other adjustments(2)	4,439	258	(417)	4,280
Currency effects	11,574	(1,646)	389	10,317
Goodwill balance, net of accumulated amortization, as of December 31, 2019	$3,942,901	$424,568	$117,740	$4,485,209
Accumulated Goodwill Impairment Balance as of December 31, 2018	$132,409	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of December 31, 2019	$132,409	$—	$3,011	$135,420
___________________________________________________________________

(1)
Total fair value and other adjustments primarily include net adjustments of $(2,717) primarily related to property, plant and equipment, customer relationship intangible assets and other liabilities and $7,186 of cash paid related to certain acquisitions completed in 2017.

(2)
Total fair value and other adjustments primarily include net adjustments of $4,942 primarily related to property, plant and equipment, customer relationship and data center lease-based intangible assets and deferred income taxes and other liabilities offset by $662 of net cash received related to certain acquisitions completed in 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

i.    Finite-lived Intangible Assets and Liabilities

i. Customer Relationship Intangible Assets

Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years (weighted average of 17 years at December 31, 2019) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. The value of customer relationship intangible assets is calculated based upon estimates of their fair value.

ii. Customer Inducements

Upon the adoption of ASU 2014-09, free intake costs to transport boxes to one of our facilities, which include labor and transportation costs ("Free Move Costs"), are considered a Contract Fulfillment Cost (as defined in Note 2.l.) and, therefore, are now deferred and amortized and included in amortization expense over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. See Note 2.l. for information regarding the accounting for Free Move Costs, which are now a component of Intake Costs (as defined in Note 2.l.), following the adoption of ASU 2014-09.

Payments that are made to a customer's current records management vendor in order to terminate the customer's existing contract with that vendor, or direct payments to a customer ("Permanent Withdrawal Fees"), are amortized over periods ranging from five to 15 years (weighted average of seven years as of December 31, 2019) and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. Our accounting for Permanent Withdrawal Fees did not change as a result of the adoption of ASU 2014-09.

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

iii. Data Center Intangible Assets and Liabilities

Finite-lived intangible assets associated with our Global Data Center Business consist of the following:

Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets

Data Center In-Place Lease Intangible Assets (“Data Center In-Place Leases”) and Data Center Tenant Relationship Intangible Assets (“Data Center Tenant Relationships") are acquired through either business combinations or asset acquisitions in our Global Data Center Business. These intangible assets reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases (weighted average of five years as of December 31, 2019) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant (weighted average of eight years as of December 31, 2019) and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Data Center In-Place Leases and Data Center Tenant Relationships are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Data Center Above-Market and Below-Market In-Place Lease Intangible Assets

Data Center Above-Market In-Place Lease Intangible Assets (“Data Center Above-Market Leases”) and Data Center Below-Market In-Place Lease Intangible Assets (“Data Center Below-Market Leases”) are acquired through either business combinations or asset acquisitions in our Global Data Center Business. We record Data Center Above-Market Leases and Data Center Below-Market Leases at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases (weighted average of four years as of December 31, 2019) and Data Center Below-Market Leases (weighted average of nine years as of December 31, 2019) are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue in the accompanying Consolidated Statements of Operations. Data Center Above-Market Leases are included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets. Data Center Below-Market Leases are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,751,848	$(544,721)	$1,207,127	$1,718,919	$(455,705)	$1,263,214
Customer inducements	52,718	(29,397)	23,321	56,478	(34,181)	22,297
Data center lease-based intangible assets(1)	265,945	(103,210)	162,735	271,818	(50,807)	221,011
Third-party commissions asset(2)	31,708	(4,134)	27,574	30,071	(1,089)	28,982
	$2,102,219	$(681,462)	$1,420,757	$2,077,286	$(541,782)	$1,535,504
Liabilities:
Data center below-market leases	$12,750	$(3,937)	$8,813	$12,318	$(1,642)	$10,676
_______________________________________________________________________________

(1)	Includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018. See Note 6 for additional information on the third-party commissions asset.

Other finite-lived intangible assets, including trade names, noncompetition agreements and trademarks, are capitalized and amortized over a weighted average of four years as of December 31, 2019, and are included in depreciation and amortization in the accompanying Consolidated Statements of Operations.

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other finite-lived intangible assets (included in Other, a component of Other assets, net)	$19,893	$(18,405)	$1,488	$20,310	$(14,798)	$5,512

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Permanent Withdrawal Fees and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$117,972	$113,782	$109,563
Data center in-place leases and tenant relationships	46,696	43,061	—
Third-party commissions asset and other finite-lived intangible assets	7,957	5,713	6,530
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$9,993	$11,408	$11,253
Data center above-market leases and data center below-market leases	3,710	4,873	—

Estimated amortization expense for existing finite-lived intangible assets (excluding deferred financing costs, as disclosed in Note 2.j. and Contract Fulfillment Costs, as defined and disclosed in Note 2.l.) is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Revenue Reduction Associated with the Amortization of Permanent Withdrawal Fees	Revenue Reduction (Increase) Associated with Amortization of Data Center Above-market leases and Below-market leases
2020	$160,865	$7,760	$872
2021	157,647	5,207	234
2022	127,148	3,200	273
2023	121,256	2,112	(470)
2024	116,253	1,125	(610)
Thereafter	712,369	1,303	(3,112)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

j.    Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to Other expense (income), net. As of December 31, 2019 and 2018, the gross carrying amount of deferred financing costs was $144,981 and $128,469, respectively, and accumulated amortization of those costs was $58,016 and $41,862, respectively. Unamortized deferred financing costs are included as a component of Long-term debt in our Consolidated Balance Sheets.

Estimated amortization expense for deferred financing costs, which are amortized as a component of interest expense, is as follows:

Estimated Amortization of Deferred Financing Costs
2020	$17,132
2021	16,002
2022	14,888
2023	11,618
2024	8,424
Thereafter	18,901

k.    Prepaid Expenses and Accrued Expenses

There are no prepaid expenses with items greater than 5% of total current assets as of December 31, 2019 and 2018.

Accrued expenses, with items greater than 5% of total current liabilities are shown separately, and consist of the following:

	December 31,
	2019	2018
Interest	$97,987	$84,283
Incentive compensation	56,662	75,256
Sales tax and VAT payable	115,352	124,232
Dividend	186,021	181,986
Operating lease liabilities	223,249	—
Other	282,481	315,024
Accrued expenses	$961,752	$780,781

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

l.    Revenues

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; and (4) consulting services.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. ASU 2014-09 provides guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money, and (6) contract costs. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for all of our customer contracts, whereby the cumulative effect of applying ASU 2014-09 is recognized at the date of initial application. At January 1, 2018, we recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in a decrease of approximately $30,200 to stockholders' equity. The reduction of (Distribution in excess of earnings) Earnings in excess of distributions represents the net effect of (i) the write-off of Free Move Costs, net (which were capitalized and amortized prior to the adoption of ASU 2014-09) based upon the net book value of the Free Move Costs as of December 31, 2017, (ii) the recognition of certain Contract Fulfillment Costs, specifically Intake Costs (each as defined below) and commission assets, (iii) the recognition of deferred revenue associated with Intake Costs billed to our customers, and (iv) the deferred income tax impact of the aforementioned items. As we adopted ASU 2014-09 on a modified retrospective basis, the prior period consolidated financial statements were not restated to reflect the adoption of ASU 2014-09 and reflect our revenue policies in place at that time.

Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable storage rental or service is provided or performed. Revenues from the sales of products, which are included as a component of service revenues, are recognized when products are shipped and title has passed to the customer. Revenues from the sales of products, which represented less than 2% of consolidated revenue for the year ended December 31, 2019, have historically not been significant. The performance obligation is a series of distinct services (as determined for purposes of ASU 2014-09, a “series”) that have the same pattern of transfer to the customer that is satisfied over time. For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice" and we are applying the "right to invoice" practical expedient to all revenues, with the exception of storage revenues in our Global Data Center Business.

For all of our businesses, with the exception of the storage component of our Global Data Center Business, each purchasing decision is fully in the control of the customer and, therefore, consideration beyond the current reporting period is variable and allocated to the specific period, which is consistent with the practical expedient described above. Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. The storage rental revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term. The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

Intake Costs (and associated deferred revenue)

Upon the adoption of ASU 2014-09, all the costs of the initial intake of customer records into physical storage ("Intake Costs"), regardless of whether or not the services associated with such initial moves are billed to the customer or are provided to the customer at no charge, are deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Similarly, in instances where such Intake Costs are billed to the customer, the associated revenue will be deferred and recognized over the same three-year period.

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

The Contract Fulfillment Costs as of December 31, 2019 and 2018 are as follows:

		December 31, 2019			December 31, 2018
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$41,224	$(23,579)	$17,645	$39,748	$(24,504)	$15,244
Commissions asset	Other (within Other Assets, Net)	68,008	(27,178)	40,830	58,424	(34,637)	23,787

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
Description	2019	2018
Intake Costs asset	$10,144	$10,380
Capitalized commissions asset	19,109	13,838

Estimated amortization expense for Contract Fulfillment Costs is as follows:

Year	Estimated Amortization
2020	$28,156
2021	20,448
2022	9,871

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		December 31,
Description	Location in Balance Sheet	2019	2018
Deferred revenue - Current	Deferred revenue	$274,036	$264,823
Deferred revenue - Long-term	Other Long-term Liabilities	36,029	26,401

Data Center Lessor Considerations

Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Prior to January 1, 2019, our data center revenue contracts were accounted for in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases ("ASC 840"). On January 1, 2019, we adopted ASU 2016-02, as described in more detail in Note 2.m. Beginning on January 1, 2019, our data center revenue contracts are accounted for in accordance with ASU 2016-02. ASU 2016-02 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our Global Data Center Business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASU 2016-02 if the lease component is the predominant component and is accounted for under ASU 2014-09, if the nonlease components are the predominant components. We have elected to take this practical expedient. Storage rental revenue associated with our Global Data Center Business was approximately $246,900 and $218,700 for the years ended December 31, 2019 and 2018, respectively, which includes approximately $43,300 and $38,800 of revenue associated with power and connectivity for the years ended December 31, 2019 and 2018, respectively. The revenue related to the service component of our Global Data Center Business remains unchanged from the adoption of ASU 2016-02 and is recognized in the period the related services are provided. Our accounting treatment for data center revenue was not significantly impacted by the adoption of ASU 2016-02.

The future minimum lease payments we expect to receive under non-cancellable data center operating leases, for which we are the lessor, excluding month to month leases, for the next five years are as follows:

Year	Future minimum lease payments
2020	$202,130
2021	135,911
2022	98,797
2023	80,079
2024	68,376

m.    Leases

We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. The majority of our leased facilities are classified as operating leases that, on average, have initial lease terms of five to 10 years, with one or more lease renewal options to extend the lease term. Our lease renewal option terms generally range from one to five years. The exercise of the lease renewal option is at our sole discretion and may contain fixed rent, fair market value based rent or Consumer Price Index rent escalation clauses. We include option periods in the lease term when our failure to renew the lease would result in an economic disincentive, thereby making it reasonably certain that we will renew the lease. We recognize straight line rental expense over the life of the lease and any fair market value or Consumer Price Index rent escalations are recognized as variable lease expense in the period in which the obligation is incurred. In addition, we lease certain vehicles and equipment. Vehicle and equipment leases typically have lease terms ranging from one to seven years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

In February 2016, FASB issued ASU 2016-02 which requires lessees to recognize assets and liabilities on the balance sheet for the rights and the obligations created by all leases, both operating and financing (formerly referred to as capital leases under ASC 840). ASU 2016-02 requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. Therefore, we applied ASC 840 to all earlier comparative periods (prior to the adoption of ASU 2016-02), including disclosures, and recognized the effects of applying ASU 2016-02 as a cumulative-effect adjustment to (Distributions in excess of earnings) Earnings in excess of distributions as of January 1, 2019, the effective date of the standard. As such, our Consolidated Balance Sheet as of December 31, 2018 has not been restated to reflect the adoption of ASU 2016-02. Accordingly, the majority of the amount presented as deferred rent liabilities on our Consolidated Balance Sheet as of December 31, 2018 is now included in the calculation of operating lease right-of-use assets and any remaining amounts are now classified within other liability line items on our Consolidated Balance Sheet as of December 31, 2019. The transition guidance associated with ASU 2016-02 also permitted certain practical expedients. We elected the "package of 3" practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward our historical lease classifications. We also adopted an accounting policy which provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheets after the adoption of ASU 2016-02. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in our Consolidated Statements of Operations on a straight-line basis over the lease term.

The lease right-of-use assets and related lease liabilities are classified as either operating or financing. Lease right-of-use assets are calculated as the net present value of future payments plus any capitalized initial direct costs less any tenant improvements or lease incentives. Lease liabilities are calculated as the net present value of future payments. In calculating the present value of the lease payments, we will utilize the rate stated in the lease (in the limited circumstances when such rate is explicitly stated) or, if no rate is explicitly stated, we have elected to utilize a rate that reflects our securitized incremental borrowing rate by geography for the lease term. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides a practical expedient which allows lessees to account for nonlease components (which include common area maintenance, taxes, and insurance) with the related lease component. Any variable nonlease components are not included within the lease right-of-use asset and lease liability on our Consolidated Balance Sheets, and instead, are reflected as an expense in the period incurred. We have elected to take this practical expedient upon adoption of ASU 2016-02.

At January 1, 2019, we recognized the cumulative effect of initially applying ASU 2016-02 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in an increase of approximately $5,800 to stockholders' equity due to certain build to suit leases that were accounted for as financing leases under ASC 840, but are accounted for as operating leases under ASU 2016-02 at January 1, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2019 and January 1, 2019 (date of adoption of ASU 2016-02) are as follows:

Description	Location in Balance Sheet	December 31, 2019	January 1, 2019 (Date of Adoption of ASU 2016-02)
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,869,101	$1,825,721
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, Plant and Equipment, Net	327,215	361,078
Total		$2,196,316	$2,186,799
Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$223,249	$209,911
Financing lease liabilities	Current portion of long-term debt	46,582	50,437
Total current lease liabilities		269,831	260,348
Long-term
Operating lease liabilities	Long-term Operating Lease Liabilities, net of current portion	1,728,686	1,685,771
Financing lease liabilities	Long-term Debt, net of current portion	320,600	350,263
Total long-term lease liabilities		2,049,286	2,036,034
Total		$2,319,117	$2,296,382
______________________________________________________________
(1) At December 31, 2019, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).

(2) At December 31, 2019, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The components of the lease expense for the year ended December 31, 2019 are as follows:

Description	Location in Statement of Operations	December 31, 2019
Operating lease cost(1)	Cost of sales and Selling, general and administrative	$459,619
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$59,258
Interest expense for financing lease liabilities	Interest Expense, Net	21,031
Total financing lease cost		$80,289
______________________________________________________________
(1) Of the $459,619 incurred for the year ended December 31, 2019, $447,194 is included within Cost of sales and $12,425 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $105,922 for the year ended December 31, 2019.

We recognized total rent expense, excluding variable lease costs such as common area maintenance charges, insurance and taxes under all of our operating leases of $365,762 and $350,403 for the years ended December 31, 2018 and 2017, respectively.

We sublease certain real estate to third parties. We recognized sublease income of $6,637 for the year ended December 31, 2019.

Weighted average remaining lease terms and discount rates as of December 31, 2019 are as follows:

Remaining Lease Term
Operating leases	11.0 Years
Financing leases	11.6 Years
Discount Rate
Operating leases	7.1%
Financing leases	5.7%

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

The estimated minimum future lease payments as of December 31, 2019, are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)
2020	$339,469	$(7,695)	$62,271
2021	319,628	(5,282)	54,993
2022	295,981	(4,996)	44,886
2023	267,809	(4,885)	39,130
2024	237,604	(3,543)	31,849
Thereafter	1,454,918	(7,691)	277,890
Total minimum lease payments	2,915,409	$(34,092)	511,019
Less amounts representing interest or imputed interest	(963,474)		(143,837)
Present value of lease obligations	$1,951,935		$367,182

The estimated minimum future lease payments as of December 31, 2018 are as follows:

Year	Operating Leases(1)	Sublease Income	Financing Leases(1)(2)
2019	$323,454	$(7,525)	$80,513
2020	293,276	(7,200)	71,335
2021	267,379	(7,063)	61,269
2022	246,128	(6,694)	52,832
2023	221,808	(6,409)	44,722
Thereafter	1,287,807	(6,279)	377,750
Total minimum lease payments	$2,639,852	$(41,170)	688,421
Less amounts representing interest			(241,248)
Present value of lease obligations			$447,173
_______________________________________________________________________________

(1)
Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes. Differences in estimated lease payments between December 31, 2019 and December 31, 2018 are primarily related to adjustments to account for certain build to suit leases that were accounted for as financing obligations under ASC 840 but are accounted for as operating leases under ASU 2016-02 and foreign currency exchange rate impacts.

(2)	Includes financing lease and financing obligations associated with build to suit lease transactions at December 31, 2018.

In the fourth quarter of 2019, we entered into an agreement to lease a facility in the United Kingdom that is currently under construction. The exact terms of the lease will be determined upon the completion of building construction, which is expected to occur in late 2020. We expect the rent due in the first year of the lease to be approximately $5,000, and we expect the term of the lease to be approximately 25 years.

As of December 31, 2019, we do not have any operating or financing leases with related parties that are material to our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Other information: Supplemental cash flow information relating to our leases for the year ended December 31, 2019 is as follows:

Cash paid for amounts included in measurement of lease liabilities:	Year Ended December 31, 2019
Operating cash flows used in operating leases	$338,059
Operating cash flows used in financing leases (interest)	21,031
Financing cash flows used in financing leases	58,033
Non-cash items:
Operating lease modifications and reassessments	$108,023
New operating leases (including acquisitions)	170,464
New financing leases, modifications and reassessments	32,742

n.    Stock-Based Compensation

We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Awards").

For our Employee Stock-Based Awards made on or after February 20, 2019, we have included the following retirement provision: Upon an employee’s retirement on or after attaining age 58, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with the company totals at least 70, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards which include the 2019 Retirement Criteria subsequent to their retirement, provided that, for awards granted in the year of retirement, their retirement occurs on or after July 1 (the “2019 Retirement Criteria”). Accordingly, (i) grants of Employee Stock-Based Awards to an employee who has met the 2019 Retirement Criteria on or before the date of grant, or will meet the Retirement Criteria before July 1 of the year of the grant, will be expensed between the date of grant and July 1 of the grant year and (ii) grants of Employee Stock-Based Awards to employees who will meet the 2019 Retirement Criteria during the award’s normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the 2019 Retirement Criteria. Stock options and RSUs granted to recipients who meet the 2019 Retirement Criteria will continue vesting on the original vesting schedule, and the stock options will remain exercisable up to three years after retirement, or the original expiration date of the stock options, if earlier. PUs granted to recipients who meet the 2019 Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.

Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 was $35,654 ($33,103 after tax or $0.12 per basic and diluted share), $31,167 ($28,998 after tax or $0.10 per basic and diluted share) and $30,019 ($26,512 after tax or $0.10 per basic and diluted share), respectively. The substantial majority of the stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Stock Options

Under our various stock option plans, options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. The options we issue become exercisable ratably over a period of either (i) three years from the date of grant and have a contractual life of 10 years from the date of grant, unless the holder's employment is terminated sooner, or (ii) five years from the date of grant and have a contractual life of 10 years from the date of grant, unless the holder's employment is terminated sooner. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

A summary of our stock options outstanding as of December 31, 2019 by vesting terms is as follows:

	December 31, 2019
	Stock Options Outstanding	% of Stock Options Outstanding
Three-year vesting period (10 year contractual life)	4,691,321	97.0%
Five-year vesting period (10 year contractual life)	144,400	3.0%
	4,835,721	100.0%

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

A total of 48,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the ESPP, at December 31, 2019 was 4,095,067.

The weighted average fair value of stock options granted in 2019, 2018 and 2017 was $3.58, $3.50 and $4.28 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2019	2018	2017
Expected volatility	24.3%	25.4%	25.7%
Risk-free interest rate	2.47%	2.65%	1.96%
Expected dividend yield	7%	7%	6%
Expected life	5.0 years	5.0 years	5.0 years

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,271,834	$34.78
Granted	920,706	35.71
Exercised	(303,543)	23.86
Forfeited	(23,984)	35.21
Expired	(29,292)	34.78
Outstanding at December 31, 2019	4,835,721	$35.64	6.72	$3,005
Options exercisable at December 31, 2019	3,068,945	$35.80	5.81	$3,005
Options expected to vest	1,648,127	$35.34	8.47	$—

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Aggregate intrinsic value of stock options exercised	$3,148	$2,181	$8,485

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

Cash dividends accrued and paid on RSUs for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019	2018	2017
Cash dividends accrued on RSUs	$3,215	$2,899	$2,590
Cash dividends paid on RSUs	2,369	2,477	2,370

The fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019	2018	2017
Fair value of RSUs vested	$21,191	$20,454	$19,825

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

A summary of RSU activity for the year ended December 31, 2019 is as follows:

	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2018	1,196,566	$34.33
Granted	823,508	34.72
Vested	(678,138)	34.06
Forfeited	(138,337)	34.75
Non-vested at December 31, 2019	1,203,599	$34.71

Performance Units

Under our various equity compensation plans, we may also make awards of PUs. For the majority of outstanding PUs, the number of PUs earned is determined based on our performance against predefined targets of revenue and return on invested capital ("ROIC") and, with PUs granted in 2018, Adjusted EBITDA (as defined in Note 9). The number of PUs earned may range from 0% to 200% of the initial award. The number of PUs earned is determined based on our actual performance as compared to the targets at the end of a three-year performance period. Certain PUs that we grant will be earned based on a market condition associated with the total return on our common stock in relation to either (i) a subset of the Standard & Poor's 500 Index (for certain PUs granted prior to 2017), or (ii) the MSCI United States REIT Index (for certain PUs granted in 2017 and thereafter), rather than the revenue, ROIC and Adjusted EBITDA targets noted above. The number of PUs earned based on this market condition may range from 0% to 200% of the initial award.

All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. As detailed above, PUs granted on or after February 20, 2019 are subject to the 2019 Retirement Criteria. PUs granted to recipients who meet the 2019 Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions. PUs granted prior to February 20, 2019 to employees who terminate their employment during the three-year performance period and on or after attaining age 55 and completing 10 years of qualifying service are eligible for pro-rated vesting, subject to the actual achievement against the predefined targets or a market condition as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred). As a result, PUs are generally expensed over the three-year performance period.

All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.

Cash dividends accrued and paid on PUs for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019	2018	2017
Cash dividends accrued on PUs	$2,260	$1,804	$1,290
Cash dividends paid on PUs	1,162	644	205

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

During the years ended December 31, 2019, 2018 and 2017, we issued 380,856, 353,507 and 229,692 PUs, respectively. We forecast the likelihood of achieving the predefined revenue, ROIC and Adjusted EBITDA targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against revenue, ROIC and Adjusted EBITDA targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2019, we expected 100%, 50% and 100% achievement of the predefined revenue, ROIC and Adjusted EBITDA targets associated with the awards of PUs made in 2019, 2018 and 2017, respectively.

The fair value of earned PUs that vested during the years ended December 31, 2019, 2018 and 2017, is as follows:

	Year Ended December 31,
	2019	2018	2017
Fair value of earned PUs that vested	$6,503	$3,117	$1,242

A summary of PU activity for the year ended December 31, 2019 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2018	967,049	(299,948)	667,101	$36.54
Granted	380,856	—	380,856	36.07
Vested	(206,279)	—	(206,279)	37.97
Forfeited/Performance or Market Conditions Not Achieved	(27,935)	(14,850)	(42,785)	26.50
Non-vested at December 31, 2019	1,113,691	(314,798)	798,893	$36.56
_______________________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2019, 2018 and 2017, there were 129,505, 119,123 and 102,826 shares, respectively, purchased under the ESPP. As of December 31, 2019, we have 376,140 shares available under the ESPP.

_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2019, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $39,696 and is expected to be recognized over a weighted-average period of 1.8 years.

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
DECEMBER 31, 2019
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

The calculation of basic and diluted income (loss) per share for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations	$268,211	$367,558	$178,015
Less: Net income (loss) attributable to noncontrolling interests	938	1,198	1,611
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	267,273	366,360	176,404
Income (loss) from discontinued operations, net of tax	104	(12,427)	(6,291)
Net income (loss) attributable to Iron Mountain Incorporated	$267,377	$353,933	$170,113

Weighted-average shares—basic	286,971,000	285,913,000	265,898,000
Effect of dilutive potential stock options	145,509	234,558	431,071
Effect of dilutive potential RSUs and PUs	570,435	505,030	509,235
Effect of Over-Allotment Option(1)	—	—	6,278
Weighted-average shares—diluted	287,686,944	286,652,588	266,844,584

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.93	$1.28	$0.66
(Loss) income from discontinued operations, net of tax	—	(0.04)	(0.02)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.93	$1.24	$0.64

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.93	$1.28	$0.66
(Loss) income from discontinued operations, net of tax	—	(0.04)	(0.02)
Net income (loss) attributable to Iron Mountain Incorporated(2)	$0.93	$1.23	$0.64

Antidilutive stock options, RSUs and PUs, excluded from the calculation	4,475,745	3,258,078	2,326,344
___________________________________________________________________

(1)	See Note 12.

(2)	Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Deductions and Other(1)	Balance at End of the Year
2019	$43,584	$51,846	$19,389	$(71,963)	$42,856
2018	46,648	36,329	18,625	(58,018)	43,584
2017	44,290	38,966	14,826	(51,434)	46,648
_______________________________________________________________________________

(1)	Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

r.    Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2019 and 2018, respectively, related to cash and cash equivalents. At December 31, 2019, we had money market funds with seven "Triple A" rated money market funds and no time deposits. At December 31, 2018, we had no money market funds and time deposits with seven global banks. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund total assets or in any one financial institution to a maximum of $75,000. As of December 31, 2019 and 2018, our cash and cash equivalents balance, including restricted cash, was $193,555 and $165,485, respectively. At December 31, 2019, our cash and cash equivalents included money market funds of $13,653.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 and 2018, respectively, are as follows:

		Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Value at December 31, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$13,653	$—		$13,653		$—
Trading Securities	10,732	10,168	(2)	564	(3)	—
Derivative Liabilities(4)	9,756	—		9,756		—

		Fair Value Measurements at December 31, 2018 Using
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Time Deposits(1)	$956	$—		$956		$—
Trading Securities	10,753	10,248	(2)	505	(3)	—
Derivative Assets(4)	93	—		93		—
Derivative Liabilities(4)	973	—		973		—
_____________________________________________________________

(1)	Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	Certain trading securities are measured at fair value using quoted market prices.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2019, 2018, and 2017, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.h.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 6); (iii) the Access Contingent Consideration (as defined and disclosed in Note 13); (iv) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.v.); and (v) our initial investments in the MakeSpace JV and OSG (both as defined and disclosed in Note 13), all of which are based on Level 3 inputs.

The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 4. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2019 and 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

t.    Accumulated Other Comprehensive Items, Net

The changes in accumulated other comprehensive items, net for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Foreign Currency Translation Adjustment	Change in Fair Value of Derivative Instruments	Total
Balance as of December 31, 2016	$(212,573)	$—	$(212,573)
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	108,584	—	108,584
Total other comprehensive (loss) income	108,584	—	108,584
Balance as of December 31, 2017	(103,989)	—	(103,989)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(160,702)	—	(160,702)
Change in fair value of derivative instruments	—	(973)	(973)
Total other comprehensive (loss) income	(160,702)	(973)	(161,675)
Balance as of December 31, 2018	(264,691)	(973)	(265,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	11,866	—	11,866
Change in fair value of derivative instruments	—	(8,783)	(8,783)
Total other comprehensive (loss) income	11,866	(8,783)	3,083
Balance as of December 31, 2019	$(252,825)	$(9,756)	$(262,581)
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
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

u.    Other Expense (Income), Net

Other expense (income), net for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Year Ended December 31,
	2019	2018	2017
Foreign currency transaction losses (gains), net(1)	$24,852	$(15,567)	$43,248
Debt extinguishment expense, net	—	—	78,368
Other, net(2)	9,046	3,875	(42,187)
Other Expense (Income), Net	$33,898	$(11,692)	$79,429

_______________________________________________________________________________

(1)
The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility and our Former Revolving Credit Facility (each as defined in Note 4), (ii) our Euro Notes (as defined in Note 4), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 3).

(2)	Other, net for the year ended December 31, 2017 includes a gain of $38,869 associated with the Russia and Ukraine Divestment (as defined in Note 13).

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

In 2018, certain of our noncontrolling interest shareholders exercised their option to put their ownership interest back to us. Upon the exercise of the put option, this noncontrolling interest became mandatorily redeemable by us, and, therefore, is accounted for as a liability rather than a component of redeemable noncontrolling interests. We and these noncontrolling interest shareholders are currently in a dispute with respect to the fair value of the noncontrolling interest shares. We have recorded our estimate of the fair value of these noncontrolling interest shares as a component of Accrued expenses on our Consolidated Balance Sheets as of December 31, 2019 and 2018. It is possible that the value ultimately agreed upon with the noncontrolling interest shareholders could differ from our current estimate of the fair value. Subsequent to these noncontrolling interest shares becoming mandatorily redeemable, any increase or decrease in the fair value of such noncontrolling interest is included as a component of Other expense (income), net on our Consolidated Statements of Operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

In February 2016, the FASB issued ASU 2016-02. We adopted ASU 2016-02 on January 1, 2019 on a modified retrospective basis. See Note 2.m. for information regarding the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Other As Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure credit losses on most financial assets. The standard will eliminate the probable initial recognition of estimated losses and will provide a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Adoption of the standard will be applied using a modified retrospective approach through a cumulative adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted. Under ASU 2016-13 we will be required to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments. We do not expect ASU 2016-13 will have a material impact on our consolidated financial statements.

x.    Changes in Presentation

During 2019, we changed our presentation of Significant Acquisition Costs (as defined below) and corrected the presentation of gains on sale of real estate as presented in our Consolidated Statements of Operations.

Significant Acquisition Costs

We have historically classified our significant acquisition costs which represent operating expenditures associated with (1) the acquisition of Recall Holdings Limited ("Recall") that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the Divestments (as defined in Note 13) required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (as defined in Note 6) (collectively, "Significant Acquisition Costs"), as components of Selling, general and administrative expenses and Cost of sales. Beginning in 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Consolidated Statements of Operations. All prior periods have been conformed to this presentation. See Note 9 for Significant Acquisition Costs by segment.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Gains on Sale of Real Estate

Subsequent to our conversion to a REIT, we have historically classified gains on sale of real estate, net of tax, as a separate line on our Consolidated Statements of Operations and excluded such amounts from our reported operating income. We presented such amounts net of tax as these gains were presented below the Provision (benefit) for income taxes in our Consolidated Statements of Operations. Beginning in 2019, we present gains on sale of real estate as a component of operating income in the line item (Gain) loss on disposal/write-down of property, plant and equipment, net. Such amounts are presented gross of tax with any tax impact presented within Provision (benefit) for income taxes in our Consolidated Statements of Operations. All prior periods have been conformed to this presentation. See Note 2.g. for details of the (Gain) loss on disposal/write-down of property, plant and equipment.

The following table sets forth the effect of the (i) change in presentation of Significant Acquisition Costs and (ii) correction in presentation of gain on sale of real estate to certain line items of our Consolidated Statements of Operations for December 31, 2018 and 2017. The effect of these items did not impact Income (Loss) from Continuing Operations or Net Income (Loss).

	Year Ended December 31,
	2018			2017
	Significant Acquisition Costs	Gain on Sale of Real Estate	Total	Significant Acquisition Costs	Gain on Sale of Real Estate	Total
Cost of sales (excluding depreciation and amortization)	$(7,628)	$—	$(7,628)	$(20,493)	$—	$(20,493)
Selling, general and administrative	$(43,037)	$—	$(43,037)	$(64,408)	$—	$(64,408)
Significant Acquisition Costs	$50,665	$—	$50,665	$84,901	$—	$84,901
(Gain) Loss on disposal/write-down of property, plant and equipment, net	$—	$(63,804)	$(63,804)	$—	$(1,565)	$(1,565)
Total Operating Expenses	$—	$(63,804)	$(63,804)	$—	$(1,565)	$(1,565)
Operating Income (Loss)	$—	$63,804	$63,804	$—	$1,565	$1,565
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$—	$63,804	$63,804	$—	$1,565	$1,565
Provision (Benefit) for Income Taxes	$—	$8,476	$8,476	$—	$—	$—
Gain on Sale of Real Estate, Net of tax	$—	$55,328	$55,328	$—	$1,565	$1,565

y.    Immaterial Restatement

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to a value-added tax (“VAT”) liability of approximately 16,800 Euros primarily related to the years ending December 31, 2018 and 2017. We have established a reserve for this matter based upon our estimate of the amount of loss that is both probable and estimable, including interest and penalties. See Note 10 for additional information on this matter.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

This matter relates to periods prior to January 1, 2019, resulting in (i) an understatement of our prior years' reported selling, general and administrative expense and interest expense and (ii) an overstatement of our prior years’ reported provision for income taxes for the related tax impact. The following table sets forth the effect of the immaterial restatement to certain line items of our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Selling, general and administrative	$11,045	$16,623
Total Operating Expenses	$11,045	$16,623
Operating Income (Loss)	$(11,045)	$(16,623)
Interest Expense, Net	$359	$70
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$(11,404)	$(16,693)
Provision (Benefit) for Income Taxes	$(1,986)	$(2,985)
Income (Loss) from Continuing Operations	$(9,418)	$(13,708)
Net Income (Loss)	$(9,418)	$(13,708)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$(9,418)	$(13,708)
Earnings (Losses) per Share - Basic:
Income (Loss) from Continuing Operations	$(0.03)	$(0.05)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.03)	$(0.05)
Earnings (Losses) per Share - Diluted:
Income (Loss) from Continuing Operations	$(0.03)	$(0.05)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.03)	$(0.05)

We have determined that no prior period financial statement was materially misstated as a result of the previously unrecorded reserves related to this matter. As a result, we have restated ending (Distributions in excess of earnings) Earnings in excess of distributions in the amount of $(23,126) and $(13,708) as of December 31, 2018 and 2017, respectively, for the cumulative impact of the aforementioned items.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
2. Summary of Significant Accounting Policies (Continued)

Additionally, we have restated our Consolidated Balance Sheets as of December 31, 2018 and 2017, and each of our Consolidated Statements of Operations, our Consolidated Statements of Comprehensive Income (Loss), our Consolidated Statements of Equity and the related notes for the years ended December 31, 2018 and 2017 to reflect the impact of the reserve we have established for this matter in those periods. There was no change to the following lines of the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
3. Derivative Instruments and Hedging Activities (Continued)

Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges), (ii) cross-currency swap agreements (which are designated as net investment hedges) and (iii) foreign exchange currency forward contracts (which are not designated as hedges).

Interest Rate Swap Agreements Designated as Cash Flow Hedges

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2019 and 2018, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed interest rate specified in the interest rate swap agreements).

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

We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. At December 31, 2019 and 2018, we had a derivative liability of $8,774 and $973, respectively, which was recorded as a component of Other long-term liabilities in our Consolidated Balance Sheets. We have recorded the change in fair value of the interest rate swap agreements as a component of Accumulated other comprehensive items, net in our Consolidated Balance Sheets. We have recorded unrealized losses of $7,801 and $973 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, cumulative net losses of $8,774 are recorded within Accumulated other comprehensive items, net associated with these cash flow hedges.

Net Investment Hedges

a.    Cross-Currency Swap Agreements Designated as a Hedge of Net Investment

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrecognized losses are recognized as liabilities. At December 31, 2019 we had a derivative liability of $982, which was recorded as a component of Other long-term liabilities in our Consolidated Balance Sheets, which represents the fair value of the cross-currency swap agreements. We have recorded unrealized losses of $982 for the year ended December 31, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
3. Derivative Instruments and Hedging Activities (Continued)

b.    Euro Notes Designated as a Hedge of Net Investment
In addition, we have designated a portion of our Euro Notes (as defined in Note 4) as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2019, 2018 and 2017 we designated, on average, 284,986, 224,424 and 103,682 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses) related to the change in fair value of such debt due to the currency translation adjustments, which is a component of Accumulated other comprehensive items, net:

	Year Ended December 31,
	2019	2018	2017
Foreign exchange gains (losses)	$6,003	$11,070	$(15,015)

As of December 31, 2019, cumulative net gains of $20,261, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

Foreign Exchange Currency Forward Contracts Not Designated as Hedges

We have entered into forward contracts to hedge our exposures associated with certain foreign currencies. We have not designated any of these forward contracts as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2019, we had no outstanding forward contracts. As of December 31, 2018, we had outstanding forward contracts to purchase 29,000 Euros and sell $33,374 United States dollars. At December 31, 2018, we had a derivative asset of $93 which is recorded as a component of Prepaid expenses and other in our Consolidated Balance Sheet.

Net cash payments (receipts) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019	2018	2017
Net payments (receipts)	$737	$5,797	$(9,073)

Losses (gains) for our derivative instruments for the years ended December 31, 2019, 2018 and 2017 are as follows:

		Amount of Loss (Gain) Recognized in Income on Derivatives
		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivative	2019	2018	2017
Foreign exchange contracts	Other expense (income), net	$737	$4,954	$(8,292)

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)

4. Debt

Long-term debt is as follows:

	December 31, 2019				December 31, 2018
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$348,808	$(12,053)	$336,755	$348,808	$793,832	$(14,117)	$779,715	$793,832
Term Loan A(1)	228,125	—	228,125	228,125	240,625	—	240,625	240,625
Term Loan B(1)(2)	686,395	(7,493)	678,902	686,890	693,169	(8,742)	684,427	660,013
Australian Dollar Term Loan (the "AUD Term Loan")(3)(4)	226,924	(2,313)	224,611	228,156	233,955	(3,084)	230,871	235,645
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")(4)	184,601	(1,801)	182,800	184,601	178,299	(2,357)	175,942	178,299
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)(6)(7)	500,000	(2,436)	497,564	503,450	500,000	(4,155)	495,845	488,750
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)(6)	600,000	(4,027)	595,973	613,500	600,000	(5,126)	594,874	606,000
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes due 2023")(5)(7)(8)	192,058	(2,071)	189,987	199,380	183,403	(2,506)	180,897	186,154
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)(6)	1,000,000	(6,409)	993,591	1,010,625	1,000,000	(7,782)	992,218	940,000
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)(6)(7)	336,468	(3,462)	333,006	345,660	343,347	(4,098)	339,249	321,029
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes due 2025")(5)(7)(9)	527,432	(5,809)	521,623	539,892	509,425	(6,573)	502,852	453,811
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")(5)(7)(10)	250,000	(2,756)	247,244	261,641	250,000	(3,185)	246,815	224,375
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(5)(6)(7)	1,000,000	(11,020)	988,980	1,029,475	1,000,000	(12,442)	987,558	855,000
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)(6)(7)	825,000	(9,742)	815,258	859,598	825,000	(10,923)	814,077	713,625
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(5)(6)(7)	1,000,000	(14,104)	985,896	1,015,640	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other(11)	523,671	(406)	523,265	523,671	606,702	(171)	606,531	606,702
Accounts Receivable Securitization Program(12)	272,062	(81)	271,981	272,062	221,673	(218)	221,455	221,673
Mortgage Securitization Program(13)	50,000	(982)	49,018	50,000	50,000	(1,128)	48,872	50,000
Total Long-term Debt	8,751,544	(86,965)	8,664,579		8,229,430	(86,607)	8,142,823
Less Current Portion	(389,013)	—	(389,013)		(126,406)	—	(126,406)
Long-term Debt, Net of Current Portion	$8,362,531	$(86,965)	$8,275,566		$8,103,024	$(86,607)	$8,016,417

______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

(1)
The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC ("Canada Company") has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio), as of December 31, 2019 and 2018.

(2)	The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $1,355 and $1,581 as of December 31, 2019 and 2018, respectively.

(3)	The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $1,232 and $1,690 as of December 31, 2019 and 2018, respectively.

(4)
The fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.

(5)	The fair values (Level 1 of fair value hierarchy described at Note 2.s.) of these debt instruments are based on quoted market prices for these notes on December 31, 2019 and 2018, respectively.

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

(7)
The 4 3/8% Notes, the CAD Notes due 2023, the Euro Notes, the GBP Notes due 2025, the 5 3/8% Notes, the 4 7/8% Notes due 2027, the 5 1/4% Notes and the 4 7/8% Notes due 2029 (collectively, the "Unregistered Notes") have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.

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

(11)
Includes (i) real estate mortgages of $27,036 and $18,576 as of December 31, 2019 and 2018, respectively, which bear interest at approximately 3.9% as of December 31, 2019 and 4.1% as of December 31, 2018 and are payable in various installments through 2024, (ii) financing lease liabilities of $367,182 and $447,173 as of December 31, 2019 and 2018, respectively, which bear a weighted average interest rate of 5.7% at December 31, 2019 and 2018 and (iii) other notes and other obligations, which were assumed by us as a result of certain acquisitions, of $129,453 and $140,953 as of December 31, 2019 and 2018, respectively, and bear a weighted average interest rate of 10.8% at December 31, 2019 and 11.1% at December 31, 2018, respectively. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.s.) of this debt approximates its carrying value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

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

a.    Credit Agreement

On August 21, 2017, we entered into a new credit agreement (the "Credit Agreement") which amended and restated our then existing credit agreement which consisted of a revolving credit facility (the "Former Revolving Credit Facility") and a term loan and was scheduled to terminate on July 6, 2019. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The maximum amount permitted to be borrowed under the Revolving Credit Facility is $1,750,000. The original principal amount of the Term Loan A was $250,000. Under the Revolving Credit Facility, we had the option to request additional commitments of up to $500,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement was originally scheduled to mature on August 21, 2022, at which point all obligations were to become due.

On March 22, 2018, we entered into an amendment (the “March 2018 Amendment”) to the Credit Agreement which provided us with the option to request additional commitments of up to approximately $1,260,000 under the Credit Agreement in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. On June 4, 2018, we entered into another amendment (the "June 2018 Amendment") to the Credit Agreement which (i) reduced interest rate margins applicable to existing and future borrowings under the Revolving Credit Facility and Term Loan A by 0.25% and (ii) extended the maturity date of the Credit Agreement to June 4, 2023. The Term Loan A is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on June 4, 2023.

On December 20, 2019, we entered into an amendment (the “December 2019 Amendment”) to the Credit Agreement. The December 2019 Amendment amended the definition of EBITDA and certain other definitions and restrictive covenants contained in the Credit Agreement.

The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000.

IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2019, we had $348,808 and $228,125 of outstanding borrowings under the Revolving Credit Facility and the Term Loan A, respectively. Of the $348,808 of outstanding borrowings under the Revolving Credit Facility, $257,800 was denominated in United States dollars, 44,300 was denominated in Canadian dollars and 50,800 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $4,853 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2019, which is based on IMI's leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense ("EBITDAR"), other adjustments as defined in the Credit Agreement and current external debt, was $1,396,339 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as described more fully in Note 4.i. The average interest rate in effect under the Credit Agreement was 3.3% as of December 31, 2019. The average interest rate in effect under the Revolving Credit Facility was 3.2% as of December 31, 2019 and the interest rate in effect under the Term Loan A as of December 31, 2019 was 3.5%.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

In connection with the March 2018 Amendment, IMI's wholly owned subsidiary, Iron Mountain Information Management, LLC ("IMIM"), entered into an incremental term loan activation notice (the "Activation Notice") with certain lenders pursuant to which the lenders party to the Activation Notice agreed to provide commitments to fund an incremental term loan B in the original principal amount of $700,000 (the “Term Loan B”). On March 26, 2018, IMIM borrowed the full amount of the Term Loan B, which matures on January 2, 2026. The Term Loan B was issued at 99.75% of par. The aggregate net proceeds of approximately $689,850, after paying commissions to the joint lead arrangers and net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.

Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. The interest rate in effect under Term Loan B as of December 31, 2019 was 3.6%.

b.    Notes Issued under Indentures

As of December 31, 2019, we had 10 series of senior subordinated or senior notes issued under various indentures, seven of which are direct obligations of the parent company, IMI; one of which (the 5 3/8% Notes) is a direct obligation of IM US Holdings; one of which (the CAD Notes due 2023) is a direct obligation of Canada Company; and one of which (the GBP Notes due 2025) is a direct obligation of IM UK. Each series of notes shown below (i) is effectively subordinated to all of our secured indebtedness, including under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, (ii) ranks pari passu in right of payment with each other and with debt outstanding under the Credit Agreement, except the 5 3/4% Notes which are subordinated in right of payment to the Credit Agreement, the senior notes shown below and other "Senior Debt" as defined in, and to the extent set forth in, our indenture for the 5 3/4% Notes, and (iii) is structurally subordinated to all liabilities of our subsidiaries that do not guarantee such series of notes:

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

•
4 7/8% Notes due 2027: $1,000,000 principal amount of senior notes maturing on September 15, 2027 and bearing interest at a rate of 4 7/8% per annum, payable semi-annually in arrears on March 15 and September 15;

•	5 1/4% Notes: $825,000 principal amount of senior notes maturing on March 15, 2028 and bearing interest at a rate of 5 1/4% per annum, payable semi-annually in arrears on March 15 and September 15; and

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

•
4 7/8% Notes due 2029: $1,000,000 principal amount of senior notes maturing on September 15, 2029 and bearing interest at a rate of 4 7/8% per annum, payable semi-annually in arrears on March 15 and September 15.

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

In September 2017, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 4 7/8% Notes due 2027, which were issued at par. The net proceeds of approximately $987,500 from the 4 7/8% Notes due 2027 after deducting discounts to the initial purchasers, together with borrowings under the Revolving Credit Facility, were used to fund the redemption of all of the 6% Notes due 2020. In September 2017, we redeemed all of the $1,000,000 in aggregate principal outstanding of the 6% Notes due 2020 at 103.155% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $41,738 to Other expense (income), net in the third quarter of 2017 related to the early extinguishment of this debt, representing the call premium associated with the early redemption, as well as a write-off of unamortized deferred financing costs.

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

In December 2017, IMI completed a private offering of $825,000 in aggregate principal amount of the 5 1/4% Notes. The 5 1/4% Notes were issued at par. The net proceeds of approximately $814,688 from the 5 1/4% Notes after deducting discounts to the initial purchasers, together with the net proceeds from the Equity Offering and the Over-Allotment Option (each as defined in Note 12), were used to finance the purchase price of the IODC Transaction, which closed on January 10, 2018, and to pay related fees and expenses. At December 31, 2017, the net proceeds from the 5 1/4% Notes, together with the net proceeds of the Equity Offering, were used to temporarily repay borrowings under our Revolving Credit Facility and invest in money market funds.

In September 2019, IMI completed a private offering of $1,000,000 in aggregate principal amount of the 4 7/8% Notes due 2029. The 4 7/8% Notes due 2029 were issued at par. The net proceeds of approximately $987,500 from the 4 7/8% Notes due 2029, after paying the initial purchasers' commissions, were used to repay outstanding borrowings under the Revolving Credit Facility.

Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

The following table presents the various redemption dates and prices of the senior or senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	4 3/8% Notes June 1,		6% Notes due 2023 August 15,		CAD Notes due 2023 September 15,		5 3/4% Notes August 15,		Euro Notes January 15,		GBP Notes due 2025 November 15,		5 3/8% Notes June 1,		4 7/8% Notes due 2027 September 15,		5 1/4% Notes March 15,		4 7/8% Notes due 2029 September 15,
2019	101.094%	(1)	102.000%	(1)	104.031%	(1)	100.958%	(1)	—		—		—		—		—		—
2020	100.000%		101.000%		102.688%		100.000%		101.500%	(1)	101.938%	(1)	—		—		—		—
2021	100.000%		100.000%		101.344%		100.000%		100.750%		100.969%		102.688%	(1)	—		—		—
2022	—		100.000%		100.000%		100.000%		100.000%		100.000%		101.792%		102.438%	(1)	102.625%	(1)	—
2023	—		100.000%		100.000%		100.000%		100.000%		100.000%		100.896%		101.625%		101.750%		—
2024	—		—		—		100.000%		100.000%		100.000%		100.000%		100.813%		100.875%		102.438%	(1)
2025	—		—		—		—		100.000%		100.000%		100.000%		100.000%		100.000%		101.609%
2026	—		—		—		—		—		—		100.000%		100.000%		100.000%		100.814%
2027	—		—		—		—		—		—		—		100.000%		100.000%		100.000%
2028	—		—		—		—		—		—		—		—		100.000%		100.000%
2029	—		—		—		—		—		—		—		—		—		100.000%
_______________________________________________________________________________

(1)	Prior to this date, the relevant notes are redeemable, at our option, in whole or in part, at a specified redemption price or make-whole price, as the case may be.

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

All indebtedness associated with the AUD Term Loan was issued at 99% of par. The net proceeds associated with the AUD Term Loan Amendment of approximately 99,000 Australian dollars (or approximately $75,600, based upon the exchange rate between the Australian dollar and the United States dollar on March 29, 2018 (the closing date of the AUD Term Loan Amendment)), net of the original discount, were used to repay outstanding borrowings under the Revolving Credit Facility.

Principal payments on the AUD Term Loan are to be paid in quarterly installments in an amount equivalent to an aggregate of 8,750 Australian dollars per year, with the remaining balance due September 22, 2022. The AUD Term Loan is secured by substantially all assets of IM Australia. IMI and the Guarantors guarantee all obligations under the AUD Term Loan.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

As of December 31, 2019, we had 325,313 Australian dollars ($228,156 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2019) outstanding on the AUD Term Loan. As of December 31, 2018, we had 334,063 Australian dollars ($235,645 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2018) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 4.8% and 6.0% as of December 31, 2019 and 2018, respectively.

d.    UK Bilateral Revolving Credit Facility

On September 24, 2018, IM UK and Iron Mountain (UK) Data Centre Limited entered into a 140,000 British pounds sterling Revolving Credit Facility (the "UK Bilateral Facility") with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140,000 British pounds sterling, and we have the option to request additional commitments of up to 125,000 British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility was fully utilized on September 24, 2018 (the closing date of the UK Bilateral Facility). The initial net proceeds received under the UK Bilateral Facility of 138,250 British pounds sterling (or approximately $180,300, based upon the exchange rate between the British pound sterling and the United States dollar on September 24, 2018), net of upfront fees, were used to repay borrowings under the Revolving Credit Facility. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and the Guarantors guarantee all obligations under the UK Bilateral Facility. The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender's consent. The UK Bilateral Facility bears interest at a rate of LIBOR plus 2.25%. The interest rate in effect under the UK Bilateral Facility was 3.1% as of December 31, 2019 and 2018.

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

On July 31, 2017, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $250,000 to $275,000 and (ii) to extend the maturity date from March 6, 2018 to July 30, 2020, at which point all obligations become due. As the Accounts Receivable Securitization Program matures on July 30, 2020, the amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2019 and 2018, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $272,062 and $221,673, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 2.8% and 3.0% as of December 31, 2019 and 2018, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

f.    Mortgage Securitization Program

In October 2016, we entered into a $50,000 mortgage securitization program (the "Mortgage Securitization Program") involving certain of our wholly owned subsidiaries with Goldman Sachs Mortgage Company (“Goldman Sachs”). Under the Mortgage Securitization Program, IMIM contributed certain real estate assets to its wholly owned special purpose entity, Iron Mountain Mortgage Finance I, LLC (the "Mortgage Securitization Special Purpose Subsidiary"). The Mortgage Securitization Special Purpose Subsidiary then used the real estate to secure a collateralized loan obtained from Goldman Sachs. The Mortgage Securitization Special Purpose Subsidiary is a consolidated subsidiary of IMI. The Mortgage Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) real estate assets pledged as collateral remain as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflects the associated charges for depreciation expense related to the pledged real estate and interest expense associated with the collateralized borrowings and (iii) borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. The Mortgage Securitization Program is scheduled to terminate on November 6, 2026, at which point all obligations become due. The outstanding amount under the Mortgage Securitization Program was $50,000 at both December 31, 2019 and 2018. The interest rate in effect under the Mortgage Securitization Program was 3.5% as of December 31, 2019 and 2018.

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

The approximate amount of the net cash position, gross position and outstanding debit balances for the QRS Cash Pool and TRS Cash Pool as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$372,100	$(369,000)	$3,100	$300,800	$(298,800)	$2,000
TRS Cash Pool	319,800	(301,300)	18,500	281,500	(279,300)	2,200

The net cash position balances as of December 31, 2019 and 2018 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.

h.    Letters of Credit

As of December 31, 2019, we had outstanding letters of credit totaling $35,251, of which $4,853 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2020 and January 2033.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
4. Debt (Continued)

i.    Debt Covenants

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

Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2019 and 2018, as well as our leverage ratio under our indentures as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.7	5.6	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.3	2.6	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.9	5.8	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum allowable leverage ratio under our indentures for the GBP Notes due 2025, the 4 7/8% Notes due 2027, the 5 1/4% Notes and the 4 7/8% Notes due 2029 is 7.0, while the maximum allowable leverage ratio under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum allowable ratio under our indentures and still remain in compliance with the covenant.

j.    Maturities of long-term debt (gross of discounts) are as follows:

Year	Amount
2020	$389,013
2021	608,584
2022	487,601
2023	1,384,684
2024	1,036,688
Thereafter	4,847,561
8,754,131
Net Discounts	(2,587)
Net Deferred Financing Costs	(86,965)
Total Long-term Debt (including current portion)	$8,664,579

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and are prepared on the same basis as the consolidated financial statements.

The Parent Notes, the CAD Notes due 2023, the GBP Notes due 2025 and the 5 3/8% Notes are guaranteed by the subsidiaries referred to below as the Guarantors. These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

Additionally, IMI guarantees the CAD Notes due 2023, which were issued by Canada Company, the GBP Notes, which were issued by IM UK, and the 5 3/8% Notes, which were issued by IM US Holdings, which is one of the Guarantors. Canada Company and IM UK do not guarantee the Parent Notes. The subsidiaries that do not guarantee the Parent Notes, the CAD Notes due 2023, the GBP Notes and the 5 3/8% Notes are referred to below as the Non-Guarantors.

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
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents(1)	$105	$206,297	$163,858	$(176,705)	$193,555
Accounts receivable	—	45,608	805,093	—	850,701
Intercompany receivable	—	658,580	—	(658,580)	—
Prepaid expenses and other	—	104,164	87,948	(29)	192,083
Total Current Assets	105	1,014,649	1,056,899	(835,314)	1,236,339
Property, Plant and Equipment, Net	597	3,051,426	1,571,014	—	4,623,037
Other Assets, Net:
Long-term notes receivable from affiliates and intercompany receivable	5,347,774	—	—	(5,347,774)	—
Investment in subsidiaries	1,966,978	1,063,178	—	(3,030,156)	—
Goodwill	—	2,855,424	1,629,785	—	4,485,209
Operating lease right-of-use assets	—	986,362	882,739	—	1,869,101
Other	—	911,803	691,327	—	1,603,130
Total Other Assets, Net	7,314,752	5,816,767	3,203,851	(8,377,930)	7,957,440
Total Assets	$7,315,454	$9,882,842	$5,831,764	$(9,213,244)	$13,816,816
LIABILITIES AND EQUITY
Intercompany Payable	$338,794	$—	$319,786	$(658,580)	$—
Debit Balances Under Cash Pool	—	—	176,705	(176,705)	—
Current Portion of Long-term Debt	—	51,868	337,174	(29)	389,013
Total Other Current Liabilities (includes current portion of operating lease liabilities)	292,673	704,109	563,714	—	1,560,496
Long-term Debt, Net of Current Portion	5,210,269	1,482,571	1,582,726	—	8,275,566
Long-Term Operating Lease Liabilities, Net of Current Portion	—	915,840	812,846	—	1,728,686
Long-term Notes Payable to Affiliates and Intercompany Payable	—	5,347,774	—	(5,347,774)	—
Other Long-term Liabilities	9,756	62,525	258,865	—	331,146
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests (see Note 2.v.)	—	—	67,682	—	67,682
Total Iron Mountain Incorporated Stockholders' Equity	1,463,962	1,318,155	1,712,001	(3,030,156)	1,463,962
Noncontrolling Interests	—	—	265	—	265
Total Equity	1,463,962	1,318,155	1,712,266	(3,030,156)	1,464,227
Total Liabilities and Equity	$7,315,454	$9,882,842	$5,831,764	$(9,213,244)	$13,816,816
______________________________________________________________

(1)
Included within Cash and Cash Equivalents at December 31, 2019 is approximately $198,300 and $0 of cash on deposit associated with our Cash Pools for the Guarantors and Non-Guarantors, respectively. See Note 4 for more information on our Cash Pools.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,654,359	$1,026,728	$—	$2,681,087
Service	—	978,227	603,270	—	1,581,497
Intercompany revenues	—	4,668	20,233	(24,901)	—
Total Revenues	—	2,637,254	1,650,231	(24,901)	4,262,584
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	1,048,514	784,801	—	1,833,315
Intercompany cost of sales	—	20,233	4,668	(24,901)	—
Selling, general and administrative	444	679,964	311,256	—	991,664
Depreciation and amortization	91	410,524	247,586	—	658,201
Significant Acquisition Costs	—	7,055	6,238	—	13,293
Restructuring Charges	—	32,218	16,379	—	48,597
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(26,472)	(37,352)	—	(63,824)
Total Operating Expenses	535	2,172,036	1,333,576	(24,901)	3,481,246
Operating (Loss) Income	(535)	465,218	316,655	—	781,338
Interest Expense (Income), Net	213,149	18,923	187,226	—	419,298
Other Expense (Income), Net	59	19,271	14,568	—	33,898
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(213,743)	427,024	114,861	—	328,142
Provision (Benefit) for Income Taxes	—	6,698	53,233	—	59,931
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(481,120)	(64,490)	—	545,610	—
Income (Loss) from Continuing Operations	267,377	484,816	61,628	(545,610)	268,211
Income (Loss) from Discontinued Operations, Net of Tax	—	120	(16)	—	104
Net Income (Loss)	267,377	484,936	61,612	(545,610)	268,315
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	938	—	938
Net Income (Loss) Attributable to Iron Mountain Incorporated	$267,377	$484,936	$60,674	$(545,610)	$267,377
Net Income (Loss)	$267,377	$484,936	$61,612	$(545,610)	$268,315
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	6,003	—	5,991	—	11,994
Change in Fair Value of Derivative Instruments	(8,783)	—	—	—	(8,783)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	5,863	5,714	—	(11,577)	—
Total Other Comprehensive Income (Loss)	3,083	5,714	5,991	(11,577)	3,211
Comprehensive Income (Loss)	270,460	490,650	67,603	(557,187)	271,526
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,066	—	1,066
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$270,460	$490,650	$66,537	$(557,187)	$270,460

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,606,346	$1,016,109	$—	$2,622,455
Service	—	974,213	629,093	—	1,603,306
Intercompany revenues	—	4,759	18,439	(23,198)	—
Total Revenues	—	2,585,318	1,663,641	(23,198)	4,225,761
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	1,009,890	784,064	—	1,793,954
Intercompany cost of sales	—	18,439	4,759	(23,198)	—
Selling, general and administrative	(288)	679,740	327,531	—	1,006,983
Depreciation and amortization	122	404,574	234,818	—	639,514
Significant Acquisition Costs	—	35,607	15,058	—	50,665
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(2,841)	(70,781)	—	(73,622)
Total Operating Expenses	(166)	2,145,409	1,295,449	(23,198)	3,417,494
Operating Income (Loss)	166	439,909	368,192	—	808,267
Interest Expense (Income), Net	199,955	6,392	203,301	—	409,648
Other Expense (Income), Net	2,328	17,158	(31,178)	—	(11,692)
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes	(202,117)	416,359	196,069	—	410,311
(Benefit) Provision for Income Taxes	—	(1,006)	43,759	—	42,753
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(556,050)	(147,575)	—	703,625	—
Income (Loss) from Continuing Operations	353,933	564,940	152,310	(703,625)	367,558
(Loss) Income from Discontinued Operations, Net of Tax	—	(12,283)	(144)	—	(12,427)
Net Income (Loss)	353,933	552,657	152,166	(703,625)	355,131
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,198	—	1,198
Net Income (Loss) Attributable to Iron Mountain Incorporated	$353,933	$552,657	$150,968	$(703,625)	$353,933
Net Income (Loss)	$353,933	$552,657	$152,166	$(703,625)	$355,131
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	11,070	—	(175,177)	—	(164,107)
Change in Fair Value of Derivative Instrument	(973)	—	—	—	(973)
Equity in Other Comprehensive (Loss) Income of Subsidiaries	(171,772)	(139,971)	—	311,743	—
Total Other Comprehensive (Loss) Income	(161,675)	(139,971)	(175,177)	311,743	(165,080)
Comprehensive Income (Loss)	192,258	412,686	(23,011)	(391,882)	190,051
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	—	—	(2,207)	—	(2,207)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$192,258	$412,686	$(20,804)	$(391,882)	$192,258

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage rental	$—	$1,443,219	$934,338	$—	$2,377,557
Service	—	866,318	601,703	—	1,468,021
Intercompany revenues	—	4,577	24,613	(29,190)	—
Total Revenues	—	2,314,114	1,560,654	(29,190)	3,845,578
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	—	922,008	742,817	—	1,664,825
Intercompany cost of sales	—	24,613	4,577	(29,190)	—
Selling, general and administrative	161	613,350	323,669	—	937,180
Depreciation and amortization	167	310,962	211,247	—	522,376
Significant Acquisition Costs	—	52,621	32,280	—	84,901
Intangible impairments	—	3,011	—	—	3,011
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(1,001)	235	—	(766)
Total Operating Expenses	328	1,925,564	1,314,825	(29,190)	3,211,527
Operating (Loss) Income	(328)	388,550	245,829	—	634,051
Interest Expense (Income), Net	163,541	7,606	182,498	—	353,645
Other Expense (Income), Net	47,176	9,178	23,075	—	79,429
(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(211,045)	371,766	40,256	—	200,977
Provision (Benefit) for Income Taxes	—	3,988	18,974	—	22,962
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(381,158)	(11,677)	—	392,835	—
Income (Loss) from Continuing Operations	170,113	379,455	21,282	(392,835)	178,015
(Loss) Income from Discontinued Operations, Net of Tax	—	(4,370)	(1,921)	—	(6,291)
Net Income (Loss)	170,113	375,085	19,361	(392,835)	171,724
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1,611	—	1,611
Net Income (Loss) Attributable to Iron Mountain Incorporated	$170,113	$375,085	$17,750	$(392,835)	$170,113
Net Income (Loss)	$170,113	$375,085	$19,361	$(392,835)	$171,724
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(15,015)	—	123,579	—	108,564
Equity in Other Comprehensive Income (Loss) of Subsidiaries	123,599	82,127	—	(205,726)	—
Total Other Comprehensive Income (Loss)	108,584	82,127	123,579	(205,726)	108,564
Comprehensive Income (Loss)	278,697	457,212	142,940	(598,561)	280,288
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	1,591	—	1,591
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$278,697	$457,212	$141,349	$(598,561)	$278,697

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(157,162)	$850,840	$272,977	$—	$966,655
Cash Flows from Operating Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Operating Activities	(157,162)	850,840	272,977	—	966,655
Cash Flows from Investing Activities:
Capital expenditures	—	(412,725)	(280,258)	—	(692,983)
Cash paid for acquisitions, net of cash acquired	—	(9,508)	(48,729)	—	(58,237)
Intercompany loans to subsidiaries	(124,897)	4,637	—	120,260	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(99,610)	(32,037)	—	(131,647)
Investment in joint ventures	—	(19,222)	—	—	(19,222)
Net proceeds from Divestments	—	—	—	—	—
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	115,775	50,368	—	166,143
Cash Flows from Investing Activities-Continuing Operations	(124,897)	(420,653)	(310,656)	120,260	(735,946)
Cash Flows from Investing Activities-Discontinued Operations	—	2,564	2,497	—	5,061
Cash Flows from Investing Activities	(124,897)	(418,089)	(308,159)	120,260	(730,885)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(10,479,101)	(4,056,014)	—	(14,535,115)
Proceeds from revolving credit and term loan facilities and other debt	—	10,057,145	4,002,673	—	14,059,818
Net proceeds from sales of senior notes	987,500	—	—	—	987,500
Debit (payments) balances under cash pools	—	(10,612)	119,945	(109,333)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(1,924)	—	(1,924)
Intercompany loans from parent	—	143,767	(23,507)	(120,260)	—
Parent cash dividends	(704,526)	—	—	—	(704,526)
Net proceeds (payments) associated with employee stock-based awards	1,027	—	—	—	1,027
Payment of debt financing and stock issuance costs and other	(1,969)	(1,060)	(2,724)	—	(5,753)
Cash Flows from Financing Activities-Continuing Operations	282,032	(289,861)	38,449	(229,593)	(198,973)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	282,032	(289,861)	38,449	(229,593)	(198,973)
Effect of exchange rates on cash and cash equivalents	—	—	(8,727)	—	(8,727)
Increase (Decrease) in cash and cash equivalents	(27)	142,890	(5,460)	(109,333)	28,070
Cash and cash equivalents, including Restricted Cash, beginning of year	132	63,407	169,318	(67,372)	165,485
Cash and cash equivalents, including Restricted Cash, end of year	$105	$206,297	$163,858	$(176,705)	$193,555

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(217,819)	$880,615	$273,748	$—	$936,544
Cash Flows from Operating Activities-Discontinued Operations	—	(995)	—	—	(995)
Cash Flows from Operating Activities	(217,819)	879,620	273,748	—	935,549
Cash Flows from Investing Activities:
Capital expenditures	—	(313,510)	(146,552)	—	(460,062)
Cash paid for acquisitions, net of cash acquired	—	(1,338,888)	(419,669)	—	(1,758,557)
Intercompany loans to subsidiaries	805,799	90,569	—	(896,368)	—
Acquisitions of customer relationships, customer inducements and data center lease-based intangibles	—	(76,388)	(22,299)	—	(98,687)
Net proceeds from Divestments	—	1,019	—	—	1,019
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	299	85,860	—	86,159
Cash Flows from Investing Activities-Continuing Operations	805,799	(1,636,899)	(502,660)	(896,368)	(2,230,128)
Cash Flows from Investing Activities-Discontinued Operations	—	8,250	—	—	8,250
Cash Flows from Investing Activities	805,799	(1,628,649)	(502,660)	(896,368)	(2,221,878)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(7,355,086)	(6,837,053)	—	(14,192,139)
Proceeds from revolving credit and term loan facilities and other debt	—	8,445,551	6,906,063	—	15,351,614
Debit balances (payments) under cash pools	—	(45,621)	18,267	27,354	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	(2,523)	—	(2,523)
Intercompany loans from parent	—	(862,425)	(33,943)	896,368	—
Parent cash dividends	(673,635)	—	—	—	(673,635)
Net payments associated with employee stock-based awards	(1,142)	—	—	—	(1,142)
Net proceeds associated with the Equity Offering, including Over-Allotment Option	76,192	—	—	—	76,192
Net proceeds associated with the At The Market (ATM) Program	8,716	—	—	—	8,716
Payment of debt financing and stock issuance costs and other	(412)	(12,391)	(3,602)	—	(16,405)
Cash Flows from Financing Activities-Continuing Operations	(590,281)	170,028	47,209	923,722	550,678
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	(590,281)	170,028	47,209	923,722	550,678
Effect of exchange rates on cash and cash equivalents	—	—	(24,563)	—	(24,563)
(Decrease) Increase in cash and cash equivalents	(2,301)	(579,001)	(206,266)	27,354	(760,214)
Cash and cash equivalents, including Restricted Cash, beginning of year	2,433	642,408	375,584	(94,726)	925,699
Cash and cash equivalents, including Restricted Cash, end of year	$132	$63,407	$169,318	$(67,372)	$165,485

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(203,403)	$737,532	$190,130	$—	$724,259
Cash Flows from Operating Activities-Discontinued Operations	—	(1,345)	(1,946)	—	(3,291)
Cash Flows from Operating Activities	(203,403)	736,187	188,184	—	720,968
Cash Flows from Investing Activities:
Capital expenditures	—	(237,004)	(106,127)	—	(343,131)
Cash paid for acquisitions, net of cash acquired	—	(96,946)	(122,759)	—	(219,705)
Intercompany loans to subsidiaries	(990,635)	(344,919)	—	1,335,554	—
Investment in subsidiaries	(16,170)	—	—	16,170	—
Acquisitions of customer relationships and customer inducements	—	(63,759)	(11,426)	—	(75,185)
Net proceeds from Divestments	—	—	29,236	—	29,236
Proceeds from sales of property and equipment and other, net (including real estate) and proceeds from involuntary conversion of property and equipment	—	12,963	(3,626)	—	9,337
Cash Flows from Investing Activities-Continuing Operations	(1,006,805)	(729,665)	(214,702)	1,351,724	(599,448)
Cash Flows from Investing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Investing Activities	(1,006,805)	(729,665)	(214,702)	1,351,724	(599,448)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(262,579)	(8,077,553)	(6,089,563)	—	(14,429,695)
Proceeds from revolving credit and term loan facilities and other debt	224,660	7,650,436	6,041,959	—	13,917,055
Early retirement of senior subordinated and senior notes	(1,031,554)	—	(715,302)	—	(1,746,856)
Net proceeds from sales of senior notes	2,134,870	—	522,078	—	2,656,948
Debit balances (payments) under cash pools	—	56,233	38,493	(94,726)	—
Debt (repayment to) financing from and equity (distribution to) contribution from noncontrolling interests, net	—	—	9,079	—	9,079
Intercompany loans from parent	—	992,708	342,846	(1,335,554)	—
Equity contribution from parent	—	—	16,170	(16,170)	—
Parent cash dividends	(439,999)	—	—	—	(439,999)
Net proceeds associated with employee stock-based awards	13,095	—	—	—	13,095
Net proceeds associated with the Equity Offering, including Over-Allotment Option	516,462	—	—	—	516,462
Net proceeds associated with the At The Market (ATM) Program	59,129	—	—	—	59,129
Payment of debt financing and stock issuance costs	(3,848)	(9,391)	(1,554)	—	(14,793)
Cash Flows from Financing Activities-Continuing Operations	1,210,236	612,433	164,206	(1,446,450)	540,425
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	—	—
Cash Flows from Financing Activities	1,210,236	612,433	164,206	(1,446,450)	540,425
Effect of exchange rates on cash and cash equivalents	—	—	27,270	—	27,270
Increase (Decrease) in cash and cash equivalents	28	618,955	164,958	(94,726)	689,215
Cash and cash equivalents, including Restricted Cash, beginning of year	2,405	23,453	210,626	—	236,484
Cash and cash equivalents, including Restricted Cash, end of year	$2,433	$642,408	$375,584	$(94,726)	$925,699

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
6. Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

a.    Acquisitions Completed During the Year Ended December 31, 2019

During the year ended December 31, 2019, in order to enhance our existing operations in the United States, Colombia, Germany, Hong Kong, Latvia, Slovakia, Switzerland, Thailand and the United Kingdom and to expand our operations into Bulgaria, we completed the acquisition of 10 storage and records management companies and one art storage company for total cash consideration of approximately $51,000. The individual purchase prices of these acquisitions ranged from approximately $700 to $12,500.

b.    Acquisitions Completed During the Year Ended December 31, 2018

Acquisition of IO Data Centers

On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio (the “IODC Transaction”). At the closing of the IODC Transaction, we paid approximately $1,347,000. In February 2019, we paid approximately $31,000 in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction, which was accrued at December 31, 2018. This amount, net of amortization, is reported as a third-party commissions asset as a component of Other within Other assets, net, in our Consolidated Balance Sheets at December 31, 2019 and 2018.

The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") below summarizes the combined results of us and IODC on a pro forma basis as if the IODC Transaction had occurred on January 1, 2017. The Pro Forma Financial Information is presented for informational purposes and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017. The Pro Forma Financial Information for the period presented includes purchase accounting adjustments (including amortization expenses from acquired intangible assets and depreciation of acquired property, plant and equipment). We and IODC collectively incurred $28,064 of operating expenditures to complete the IODC Transaction (including advisory and professional fees). These operating expenditures have been reflected within the results of operations in the Pro Forma Financial Information as if they were incurred on January 1, 2017.

	(Unaudited)
	Year Ended December 31,
	2018	2017
Total Revenues	$4,229,251	$3,983,016
Income from Continuing Operations	$377,510	$110,677
Per Share Income from Continuing Operations - Basic	$1.32	$0.39
Per Share Income from Continuing Operations - Diluted	$1.31	$0.39

In addition to our IODC Transaction, we completed certain other acquisitions in 2019, 2018 and 2017. The Pro Forma Financial Information does not reflect these acquisitions due to the insignificant impact of these acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
6. Acquisitions (Continued)

Other Noteworthy Acquisitions

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

In addition to the transactions noted above, during 2018, in order to enhance our existing operations in the United States, Brazil, China, India, Ireland, Philippines, South Korea and the United Kingdom and to expand our operations into Croatia, we completed the acquisition of 11 storage and records management companies and three art storage companies for total consideration of approximately $98,100. The individual purchase prices of these acquisitions ranged from approximately $1,000 to $34,100.

c.    Acquisitions Completed During the Year Ended December 31, 2017

In December 2017, we acquired the storage and information management assets and operations of Santa Fe in China (the “Santa Fe China Transaction”) for approximately $16,800. The purchase price for the Santa Fe China Transaction was not paid until January 2018 and, therefore, we accrued for the purchase price of the Santa Fe China Transaction in our Consolidated Balance Sheet as of December 31, 2017.

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

In addition to the transactions noted above, during 2017, in order to enhance our existing operations in the United States, India, Greece, Peru and South Africa and to expand our operations into Cyprus, Macau, South Korea and the United Arab Emirates, we completed the acquisition of 12 records and information management companies and one art storage company for total consideration of approximately $98,200. The individual purchase prices of these acquisitions ranged from approximately $100 to $28,500.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
6. Acquisitions (Continued)

d.    Purchase Price Allocation

A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions in each respective year is as follows:

	2019	2018			2017
	Total	IODC Transaction	Other Fiscal Year 2018 Acquisitions	Total	Total
Cash Paid (gross of cash acquired)(1)	$53,230	$1,347,046	$432,078	$1,779,124	$234,314
Purchase Price Holdbacks and Other(2)	4,135	—	35,218	35,218	20,093
Fair Value of Common Stock Issued	—	—	—	—	83,014
Fair Value of Noncontrolling Interests	—	—	—	—	1,507
Total Consideration	57,365	1,347,046	467,296	1,814,342	338,928
Fair Value of Identifiable Assets Acquired:
Cash	2,260	34,307	10,227	44,534	14,746
Accounts Receivable, Prepaid Expenses and Other Assets	3,102	7,070	17,662	24,732	24,379
Property, Plant and Equipment(3)	5,396	863,027	225,848	1,088,875	150,878
Customer Relationship Intangible Assets(4)	22,071	—	44,622	44,622	116,028
Operating Lease Right-of-Use Assets	16,956	—	—	—	—
Data Center In-Place Leases(5)	—	104,340	36,130	140,470	6,300
Data Center Tenant Relationships(6)	—	77,362	18,410	95,772	—
Data Center Above-Market Leases(7)	—	16,439	2,381	18,820	—
Other Intangible Assets	—	—	—	—	14,487
Debt Assumed	—	—	(12,312)	(12,312)	(5,287)
Accounts Payable, Accrued Expenses and Other Liabilities	(3,233)	(36,230)	(17,206)	(53,436)	(24,869)
Operating Lease Liabilities	(16,956)	—	—	—	—
Deferred Income Taxes	(1,813)	—	(43,218)	(43,218)	(18,122)
Data Center Below-Market Leases(7)	—	(11,421)	(694)	(12,115)	—
Total Fair Value of Identifiable Net Assets Acquired	27,783	1,054,894	281,850	1,336,744	278,540
Goodwill Initially Recorded(8)	$29,582	$292,152	$185,446	$477,598	$60,388
_______________________________________________________________________________

(1)
Included in cash paid for acquisitions in our Consolidated Statement of Cash Flows for the year ended December 31, 2019 is net cash acquired of $2,260 and contingent and other payments, net of $7,267 related to acquisitions made in years prior to 2019. Included in cash paid for acquisitions in our Consolidated Statement of Cash Flows for the year ended December 31, 2018 is net cash acquired of $44,534 and contingent and other payments, net of $23,967 related to acquisitions made in years prior to 2018. Included in cash paid for acquisitions in our Consolidated Statement of Cash Flows for the year ended December 31, 2017 is net cash acquired of $14,746 and contingent and other payments, net of $137 related to acquisitions made in years prior to 2017.

(2)	Purchase price holdbacks and other includes $18,824 purchase price accrued for the EvoSwitch Transaction in 2018 and $16,771 purchase price accrued for the Santa Fe China Transaction in 2017.

(3)	Consists primarily of buildings, building improvements, leasehold improvements, data center infrastructure, racking structures, warehouse equipment and computer hardware and software.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
6. Acquisitions (Continued)

(4)	The weighted average lives of customer relationship intangible assets associated with acquisitions in 2019, 2018 and 2017 was 16 years, 10 years and 12 years, respectively.

(5)	The weighted average lives of data center in-place leases associated with acquisitions in 2018 was six years.

(6)	The weighted average lives of data center tenant relationships associated with acquisitions in 2018 was nine years.

(7)
The weighted average lives of data center above-market leases associated with acquisitions in 2018 was three years and the weighted average lives of data center below-market leases associated with acquisitions in 2018 was seven years.

(8)
The goodwill associated with acquisitions, including IODC, is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.

Allocations of the purchase price for acquisitions made in 2019, 2018 and 2017 were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of December 31, 2019 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures) and income taxes (primarily deferred income taxes) associated with the acquisitions we closed in 2019.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2019 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes

We have been organized and have operated as a REIT effective beginning with our taxable year that ended on December 31, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries ("TRSs"), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in other jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period after the date we first owned the asset as a REIT asset that are attributable to "built-in gains" with respect to that asset on that date. We will also be subject to a built-in gains tax on our depreciation recapture recognized into income as a result of accounting method changes in connection with our acquisition activities. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.

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

a.Deemed Repatriation Transition Tax

The Tax Reform Legislation imposed a transition tax (the “Deemed Repatriation Transition Tax”) on a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits not previously subject to United States tax as of November 2, 2017 or December 31, 2017, whichever was greater (the “Undistributed E&P”) as of the last taxable year beginning before January 1, 2018. The Deemed Repatriation Transition Tax varied depending on whether the Undistributed E&P was held in liquid (as defined in the Tax Reform Legislation) or non-liquid assets. A participation deduction against the deemed repatriation resulted in a Deemed Repatriation Transition Tax on Undistributed E&P of 15.5% if held in cash and liquid assets and 8.0% if held in non-liquid assets. The Deemed Repatriation Transition Tax applied regardless of whether or not an entity had cash in its foreign subsidiaries and regardless of whether the entity actually repatriated the Undistributed E&P back to the United States.

We have completed our analysis and determined that the amount of Undistributed E&P deemed repatriated under the Tax Reform Legislation in our taxable year ending December 31, 2017 was $160,000. We opted to include the full amount of Undistributed E&P in our 2017 taxable income, rather than spread it over eight years (as permitted by the Tax Reform Legislation). After applying the participation deduction, included in our REIT taxable income for 2017 was approximately $70,900 related to the deemed repatriation of Undistributed E&P.

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
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The GILTI provisions also provide for certain deductions against the inclusion of GILTI in taxable income; however, REITs are not eligible for such deductions. Therefore, 100% of our GILTI is included in our taxable income and will increase the required minimum distribution to our stockholders. There was no GILTI included in our taxable income for the year ended December 31, 2019 and the amount included in our REIT taxable income for the year ended December 31, 2018 was $41,944. We have adopted an accounting policy such that we will recognize no deferred taxes related to basis differences resulting from GILTI.

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

The Interest Deduction Limitation does not apply to taxpayers that qualify, and make an election, to be treated as an “electing real property trade or business”. As a REIT, IMI, including all of our qualified REIT subsidiaries ("QRSs"), made an election to be treated as an "electing real property trade or business" beginning in our taxable year ended December 31, 2018. As such, the interest deduction limitation does not apply to IMI or our QRSs; however, IMI will be required to utilize the alternative depreciation system for its real property. This election does not have a material impact on our consolidated financial statements. We do not generally believe our TRSs are eligible for treatment as "electing real property trades or businesses".

The significant components of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
Deferred Tax Assets:
Accrued liabilities and other adjustments(1)	$53,197	$59,477
Net operating loss carryforwards	99,240	92,952
Federal benefit of unrecognized tax benefits	3,039	2,925
Valuation allowance	(60,003)	(55,666)
	95,473	99,688
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(177,645)	(166,469)
Plant and equipment, principally due to differences in depreciation	(67,515)	(74,147)
Other	(21,903)	(26,260)
	(267,063)	(266,876)
Net deferred tax liability	$(171,590)	$(167,188)

______________________________________________________________________________

(1)
Amounts as of December 31, 2018 has been restated to reflect the impact of the Netherlands VAT liability (as discussed in Note 2.y.) which resulted in an increase in accrued liabilities and other adjustments of $4,971.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$16,538	$16,648
Deferred income taxes	(188,128)	(183,836)

At December 31, 2019, we have federal net operating loss carryforwards of $152,743 available to reduce future federal taxable income, the majority of which expire from 2024 through 2037. Of the $152,743, we expect to utilize $39,156 and realize a federal tax benefit of $8,223. We can carry forward these net operating losses to the extent we do not utilize them in any given available year. We have state net operating loss carryforwards, which expire from 2020 through 2039, of which an insignificant state tax benefit is expected to be realized. We have assets for foreign net operating losses of $90,811, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 64%.

Rollforward of the valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Increases/(Decreases)(1)	Balance at End of the Year
2019	$55,666	$6,211	$(1,874)	$60,003
2018	61,756	3,568	(9,658)	55,666
2017	71,359	(4,317)	(5,286)	61,756

_______________________________________________________________________________

(1)	Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates and disposal of certain foreign subsidiaries.

The components of income (loss) from continuing operations before provision (benefit) for income taxes are:

	Year Ended December 31,
	2019	2018	2017
United States	$203,225	$203,078	$162,763
Canada	48,326	53,779	50,019
Other Foreign	76,591	153,454	(11,805)
	$328,142	$410,311	$200,977

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2019	2018	2017
Federal—current	$7,262	$703	$16,345
Federal—deferred	(3,356)	(4,162)	(12,655)
State—current	3,943	918	3,440
State—deferred	(1,126)	627	(1,276)
Foreign—current	49,350	45,371	42,532
Foreign—deferred	3,858	(704)	(25,424)
Provision (Benefit) for Income Taxes	$59,931	$42,753	$22,962

A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to income from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 and the former federal statutory tax rate of 35.0% to income from continuing operations before provision (benefit) for income taxes for the year ended December 31, 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Computed "expected" tax provision	$68,910	$86,165	$70,342
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(40,577)	(35,165)	(78,873)
State taxes (net of federal tax benefit)	2,115	1,599	2,692
Increase (decrease) in valuation allowance (net operating losses)	6,211	3,568	(4,317)
Foreign repatriation	—	—	29,476
U.S. Federal Rate Reduction	—	—	(4,685)
Reserve (reversal) accrual and audit settlements (net of federal tax benefit)	514	(13,985)	(9,103)
Foreign tax rate differential	8,562	1,031	(9,639)
Disallowed foreign interest, Subpart F income, and other foreign taxes	14,241	903	29,325
Other, net	(45)	(1,363)	(2,256)
Provision (Benefit) for Income Taxes	$59,931	$42,753	$22,962

Our effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 18.3%, 10.4% and 11.4%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2019 were the benefit derived from the dividends paid deduction of $40,577 and the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $8,562.

The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the year ended December 31, 2018 were the benefit derived from the dividends paid deduction of $35,165, the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $1,031 and a discrete tax benefit of approximately $14,000 associated with the resolution of a tax matter (which was included as a component of Accrued expenses in our Consolidated Balance Sheet as of December 31, 2017).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes (Continued)

The primary reconciling items between the former federal statutory tax rate of 35.0% and our overall effective tax rate for the year ended December 31, 2017 were the benefit derived from the dividends paid deduction of $78,873, the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax benefit of $9,639, and a release of valuation allowances on certain of our foreign net operating losses of $4,317 as a result of the merger of certain of our foreign subsidiaries, partially offset by the impact of the Tax Reform Legislation of $24,791 (reflecting the impact of the Deemed Repatriation Transition Tax, partially offset by the impact of the U.S. Federal Tax Rate Reduction).

As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our domestic TRSs.

Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. As of December 31, 2016, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States. We no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $279,700 as of December 31, 2019. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).

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

We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $1,780, $1,961 and $289 for gross interest and penalties for the years ended December 31, 2019, 2018 and 2017, respectively. We had $9,282 and $7,557 accrued for the payment of interest and penalties as of December 31, 2019 and 2018, respectively.

A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Years	Tax Jurisdiction
See Below	United States—Federal and State
2015 to present	United Kingdom
2012 to present	Canada

The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2018, 2017 and 2016 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2002 through 2003 and 2010 through 2015 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
7. Income Taxes (Continued)

We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2019, we had $35,068 of reserves related to uncertain tax positions, of which $31,992 and $3,076 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2018, we had $35,320 of reserves related to uncertain tax positions, of which $32,144 and $3,176 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2016	$59,466
Gross additions based on tax positions related to the current year	4,067
Gross additions for tax positions of prior years	3,368
Gross reductions for tax positions of prior years(1)	(2,789)
Lapses of statutes	(2,629)
Settlements	(22,950)
Gross tax contingencies—December 31, 2017	38,533
Gross additions based on tax positions related to the current year	3,147
Gross additions for tax positions of prior years	981
Gross reductions for tax positions of prior years	(2,865)
Lapses of statutes	(4,462)
Settlements	(14)
Gross tax contingencies—December 31, 2018	35,320
Gross additions based on tax positions related to the current year	2,914
Gross additions for tax positions of prior years	1,271
Gross reductions for tax positions of prior years	(299)
Lapses of statutes	(4,034)
Settlements	(104)
Gross tax contingencies—December 31, 2019	$35,068

_______________________________________________________________________________

(1)	This amount includes gross additions related to the Recall Transaction.

The reversal of these reserves of $35,068 ($32,311 net of federal tax benefit) as of December 31, 2019 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $7,400 ($4,587 net of federal tax benefit) of our unrecognized tax positions may be recognized by the end of 2020 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	September 30	December 31
2019
Total revenues	$1,053,863	$1,066,907	$1,062,224	$1,079,590
Operating income (loss)	158,675	193,115	223,474	206,074
Income (loss) from continuing operations	30,476	92,347	108,284	37,104
Total (loss) income from discontinued operations	(24)	128	—	—
Net income (loss)	30,452	92,475	108,284	37,104
Net income (loss) attributable to Iron Mountain Incorporated	29,561	92,441	107,675	37,700	(1)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.10	0.32	0.37	0.13
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.10	0.32	0.37	0.13
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.10	0.32	0.37	0.13
Total (loss) income per share from discontinued operations	—	—	—	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.10	0.32	0.37	0.13
2018
Total revenues	$1,042,458	$1,060,823	$1,060,991	$1,061,489
Operating income (loss)	157,119	201,460	195,635	254,053
Income (loss) from continuing operations(2)	39,389	92,263	77,349	158,557
Total (loss) income from discontinued operations	(462)	(360)	(11,605)	—
Net income (loss)	38,927	91,903	65,744	158,557
Net income (loss) attributable to Iron Mountain Incorporated	38,459	91,761	65,869	157,844	(3)
Earnings (losses) per Share-Basic:
Income (loss) per share from continuing operations	0.14	0.32	0.27	0.55
Total (loss) income per share from discontinued operations	—	—	(0.04)	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.13	0.32	0.23	0.55
Earnings (losses) per Share-Diluted:
Income (loss) per share from continuing operations	0.14	0.32	0.27	0.55
Total (loss) income per share from discontinued operations	—	—	(0.04)	—
Net income (loss) per share attributable to Iron Mountain Incorporated	0.13	0.32	0.23	0.55
_______________________________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
8. Quarterly Results of Operations (Unaudited) (Continued)

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2019 compared to the third quarter of 2019 is primarily attributable to (i) an increase of approximately $63,000 in losses on foreign currency transactions in the fourth quarter of 2019 compared to the third quarter of 2019, (ii) Restructuring Charges of $48,600, which began in the fourth quarter of 2019 (as described in Note 14), partially offset by (iii) an increase in net gains on disposal/write-down of property, plant and equipment of $37,500 recorded during the fourth quarter of 2019 compared to the third quarter of 2019 and (iv) a decrease of approximately $5,100 in the provision for income taxes recorded in the fourth quarter of 2019 compared to the third quarter of 2019.

(2)
Income (loss) from continuing operations reflects the immaterial restatement described in Note 2.y., which reduced Income (loss) from continuing operations for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 by $6,225, $1,640, $1,279 and $274, respectively.

(3)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2018 compared to the third quarter of 2018 is primarily attributable to (i) gains of approximately $62,500 recorded during the fourth quarter of 2018 associated with the sale of land and buildings in the United Kingdom (see Note 2.g.), (ii) a gain on disposal/write-down of property, plant and equipment (excluding real estate) recorded during the fourth quarter of 2018 of approximately $8,800 related to the receipt of insurance proceeds related to the involuntary conversion of certain assets in a facility we own in Argentina (see Note 2.g.), (iii) a decrease in the provision for income taxes recorded in the fourth quarter of 2018 compared to the third quarter of 2018 of approximately $11,200, (iv) an increase in gains on foreign currency transactions in the fourth quarter of 2018 compared to the third quarter of 2018 of approximately $20,000 and (v) a charge of $11,100 recorded during the third quarter of 2018 relating to the resolution of the post-closing adjustments to the Access Contingent Consideration (as defined and discussed in Note 13) that did not recur during the fourth quarter of 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
9. Segment Information

During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments and reporting units. As a result of the managerial structure changes associated with Project Summit, we now have the following reportable operating segments: (i) Global Records and Information Management ("Global RIM") Business (which consists of the former North American Records and Information Management Business (excluding our technology escrow services business, which is now included as a component of our Corporate and Other Business segment), North American Data Management Business, Western European Business and Other International Business); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses and our technology escrow services business). As a result of these changes, previously reported segment information has been restated to conform to the current presentation.

As of December 31, 2019, our three reportable operating segments are described as follows:

•
Global RIM Business—provides (i) storage of physical records, including media such as microfilm and microfiche, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for customers in approximately 50 countries ("Records Management"), (ii) storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, (collectively, "Data Management"), (iii) Information Governance and Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers' information, including the management of physical records, document conversion and digital storage in the United States and Canada, (iv) the shredding of sensitive documents for customers that, in many cases, store their records with us ("Secure Shredding") and the subsequent sale of shredded paper for recycling, and (v) on-demand, valet storage for consumers across 24 markets in North America through the MakeSpace JV (as defined in Note 13).

•
Global Data Center Business—provides enterprise-class data center facilities to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure and reliable data center options. As of December 31, 2019, our Global Data Center Business footprint spanned nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and four international markets: Amsterdam, London, and Singapore, with land held for development in Frankfurt.

•
Corporate and Other Business—consists primarily of Adjacent Businesses and other corporate items. Our Adjacent Businesses is comprised of (i) helping entertainment and media industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets, throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom ("Entertainment Services") and (ii) technical expertise in the handling, installation and storing of art in the United States, Canada and Europe ("Fine Arts"). Additionally, our Corporate and Other Business segment includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole, and stock-based employee compensation expense associated with all stock options, restricted stock units, performance units and shares of stock issued under our employee stock purchase plan. Additionally, our Corporate and Other Business segment includes our technology escrow services business in the United States.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
9. Segment Information (Continued)

An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
As of and for the Year Ended December 31, 2019
Total Revenues	$3,812,433	$257,151	$193,000	$4,262,584
Storage Rental	2,320,076	246,925	114,086	2,681,087
Service	1,492,357	10,226	78,914	1,581,497
Depreciation and Amortization	454,652	133,927	69,622	658,201
Depreciation	330,534	78,939	46,850	456,323
Amortization	124,118	54,988	22,772	201,878
Adjusted EBITDA	1,563,223	121,517	(247,135)	1,437,605
Total Assets(1)	10,753,218	2,535,848	527,750	13,816,816
Expenditures for Segment Assets	398,690	427,935	56,242	882,867
Capital Expenditures	248,232	392,029	52,722	692,983
Cash Paid for Acquisitions, Net of Cash Acquired	54,717	—	3,520	58,237
Acquisitions of Customer Relationships, Customer Inducements, Contract Fulfillment Costs and third-party commissions	95,741	35,906	—	131,647
As of and for the Year Ended December 31, 2018
Total Revenues	$3,842,600	$228,983	$154,178	$4,225,761
Storage Rental	2,301,344	218,675	102,436	2,622,455
Service	1,541,256	10,308	51,742	1,603,306
Depreciation and Amortization	472,155	105,680	61,679	639,514
Depreciation	341,384	58,707	52,649	452,740
Amortization	130,771	46,973	9,030	186,774
Adjusted EBITDA	1,569,353	99,574	(244,103)	1,424,824
Total Assets(1)	9,135,198	2,217,505	504,515	11,857,218
Expenditures for Segment Assets	443,634	1,794,386	79,286	2,317,306
Capital Expenditures	254,308	152,739	53,015	460,062
Cash Paid for Acquisitions, Net of Cash Acquired	93,217	1,639,427	25,913	1,758,557
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	96,109	2,220	358	98,687
As of and for the Year Ended December 31, 2017
Total Revenues	$3,706,110	$37,694	$101,774	$3,845,578
Storage Rental	2,261,831	35,839	79,887	2,377,557
Service	1,444,279	1,855	21,887	1,468,021
Depreciation and Amortization	458,634	10,224	53,518	522,376
Depreciation	351,915	8,617	45,751	406,283
Amortization	106,719	1,607	7,767	116,093
Adjusted EBITDA	1,470,579	11,275	(238,281)	1,243,573
Total Assets(1)	9,151,755	382,198	1,441,434	10,975,387
Expenditures for Segment Assets	424,628	86,543	126,850	638,021
Capital Expenditures	262,474	32,015	48,642	343,131
Cash Paid for Acquisitions, Net of Cash Acquired(2)	86,969	54,528	78,208	219,705
Acquisitions of Customer Relationships and Customer Inducements	75,185	—	—	75,185
_______________________________________________________________________________

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances. Total Assets as of December 31, 2019 reflects the adoption of ASU 2016-02. Total Assets for the Corporate and Other Business segment have been restated to reflect the impact of the Netherlands VAT liability (as discussed in Note 2.y.) which resulted in an increase in total assets for this segment of $4,971 and $2,985, at December 31, 2018 and 2017, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
9. Segment Information (Continued)

The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) Restructuring Charges. Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis is as follows:

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$1,437,605	$1,424,824	$1,243,573
(Add)/Deduct:
Provision (Benefit) for Income Taxes	59,931	42,753	22,962
Other Expense (Income), Net	33,898	(11,692)	79,429
Interest Expense, Net	419,298	409,648	353,645
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(63,824)	(73,622)	(766)
Depreciation and amortization	658,201	639,514	522,376
Significant Acquisition Costs	13,293	50,665	84,901
Restructuring Charges	48,597	—	—
Intangible impairments	—	—	3,011
Income (Loss) from Continuing Operations	$268,211	$367,558	$178,015

Information as to our operations in different geographical areas is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues:
United States	$2,632,586	$2,579,847	$2,310,296
United Kingdom	274,931	280,993	246,373
Canada	243,033	249,505	243,625
Australia	143,511	155,367	157,333
Remaining Countries	968,523	960,049	887,951
Total Revenues	$4,262,584	$4,225,761	$3,845,578
Long-lived Assets:
United States	$7,862,262	$6,902,232	$5,476,551
United Kingdom	755,859	547,768	529,233
Canada	556,591	453,398	500,396
Australia	530,755	442,755	470,432
Remaining Countries	2,875,010	2,302,951	2,048,460
Total Long-lived Assets	$12,580,477	$10,649,104	$9,025,072

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
9. Segment Information (Continued)

Information as to our revenues by product and service lines by segment are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Year Ended December 31, 2019
Records Management(1)	$2,866,192	$—	$128,954	$2,995,146
Data Management(1)	520,082	—	64,046	584,128
Information Destruction(1)(2)	426,159	—	—	426,159
Data Center	—	257,151	—	257,151
Total Revenues	$3,812,433	$257,151	$193,000	$4,262,584
For the Year Ended December 31, 2018
Records Management(1)	$2,871,253	$—	$96,669	$2,967,922
Data Management(1)	539,035	—	57,509	596,544
Information Destruction(1)(2)	432,312	—	—	432,312
Data Center	—	228,983	—	228,983
Total Revenues	$3,842,600	$228,983	$154,178	$4,225,761
For the Year Ended December 31, 2017
Records Management(1)	$2,778,024	$—	$69,667	$2,847,691
Data Management(1)	542,148	—	32,103	574,251
Information Destruction(1)(2)	385,938	—	4	385,942
Data Center	—	37,694	—	37,694
Total Revenues	$3,706,110	$37,694	$101,774	$3,845,578
_______________________________________________________________________________

(1)
Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the destruction services offering, which does not have a storage rental component.

(2)	Includes Secure Shredding services.

Significant Acquisition Costs included in the accompanying Consolidated Statements of Operations by segment are as follows:

	Year Ended December 31,
	2019	2018	2017
Global RIM Business	$8,223	$20,590	$47,722
Global Data Center Business	337	11,423	—
Corporate and Other Business	4,733	18,652	37,179
Total Significant Acquisition Costs	$13,293	$50,665	$84,901

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
10. Commitments and Contingencies

a.    Purchase Commitments

We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

Year	Purchase Commitments(1)
2020	$134,127
2021	68,208
2022	32,480
2023	2,004
2024	1,985
Thereafter	340
$239,144

______________________________________________________________________

(1)
Purchase commitments (i) include obligations for future construction costs associated with the expansion of our Global Data Center Business, which represent a significant amount of the purchase commitments due in 2020 and (ii) exclude our operating and financing lease obligations (see Note 2.m.).

b.    Self-Insured Liabilities

We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2019 and 2018 there were $43,127 and $41,328, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.

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
DECEMBER 31, 2019
(In thousands, except share and per share data)
10. Commitments and Contingencies (Continued)

d.    Netherlands VAT Liability

In June 2019, we received a notification of assessment from tax and customs authorities in the Netherlands related to VAT liability of approximately 16,800 Euros primarily related to the years ending December 31, 2018 and 2017. The notification of assessment is related to our customs clearing and logistics business in the Netherlands, which we acquired through the acquisition of Bonded in September 2017. As part of the import and declaration services we provide in the Netherlands, we file import declaration forms to the customs authorities for all goods imported in a particular month and calculate the amount of VAT that is due on the goods being imported. In certain instances, we remit import VAT to the Dutch tax authorities and subsequently are reimbursed by the entity on behalf of which the goods are being imported. In other instances, however, the payment of VAT may be deferred and paid upon the sale of the goods to the ultimate end customer in cases where the entity receiving the goods holds a valid license allowing for the deferment of VAT (referred to as an Article 23 license). In the notification of assessment, the Dutch tax authorities have asserted that (i) we inappropriately deferred VAT for goods imported under Article 23 for certain of our customers between March 2017 and August 2018 and (ii) we are liable for the amount of VAT related to those goods for which VAT was inappropriately deferred. We have responded to the notification of assessment and have requested additional information regarding the matter from the Dutch tax authorities.

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

f.    Argentina Fire

On February 5, 2014, we experienced a fire at a facility we own in Buenos Aires, Argentina. As a result of the quick response by local fire authorities, the fire was contained before the entire facility was destroyed and all employees were safely evacuated; however, a number of first responders lost their lives, or in some cases, were severely injured. The cause of the fire is currently being investigated. We believe we carry adequate insurance and do not expect that this event will have a material impact to our consolidated financial condition, results of operations or cash flows. Revenues from our operations at this facility represent less than 0.5% of our consolidated revenues. In December 2018, we received insurance proceeds of approximately $13,700 related to the involuntary conversion of assets included in the facility and, as a result, we recorded a gain on disposal/write-down of property, plant and equipment, net of $8,814 during the fourth quarter of 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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
11. Related Party Transactions

In March 2019, in connection with the Consumer Storage Transaction and the MakeSpace Investment (both as defined and described more fully in Note 13), we entered into a storage and service agreement with the MakeSpace JV (as defined in Note 13) to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement"). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized approximately $22,500 of revenue during the year ended December 31, 2019, associated with the MakeSpace Agreement.

During the years ended December 31, 2019, 2018 and 2017, the Company had no other related party transactions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
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

In 2017, 2018 and 2019, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 15, 2017	$0.5500	March 15, 2017	$145,235	April 3, 2017
May 24, 2017	0.5500	June 15, 2017	145,417	July 3, 2017
July 27, 2017	0.5500	September 15, 2017	146,772	October 2, 2017
October 24, 2017	0.5875	December 15, 2017	166,319	January 2, 2018
February 14, 2018	0.5875	March 15, 2018	167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
February 7, 2019	0.6110	March 15, 2019	175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019
October 31, 2019	0.6185	December 16, 2019	177,687	January 2, 2020

During the years ended December 31, 2019, 2018, and 2017, we declared distributions to our stockholders of $703,752, $679,130 and $603,743, respectively. These distributions represent approximately $2.45 per share, $2.38 per share and $2.27 per share for the years ended December 31, 2019, 2018, and 2017, respectively, based on the weighted average number of common shares outstanding during each respective year.

For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for "qualified REIT dividends"), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2019, 2018, and 2017, the dividends we paid on our common shares were classified as follows:

	Year Ended December 31,
	2019	2018	2017
Nonqualified ordinary dividends	54.8%	83.0%	82.1%
Qualified ordinary dividends	4.5%	4.8%	17.9%
Capital gains	14.7%	5.8%	—%
Return of capital	26.0%	6.4%	—%
	100.0%	100.0%	100.0%

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)
12. Stockholders' Equity Matters (Continued)

Dividends paid during the years ended December 31, 2019, 2018, and 2017 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2019, 2018, and 2017. In 2019, the percentage of our dividend that was classified as a capital gain was 14.7% and primarily related to the sale of land and buildings in the United States and United Kingdom. In 2018, the percentage of our dividend that was classified as a capital gain was 5.8% and primarily relates to the sale of land and buildings in the United Kingdom. In 2017, none of our dividends were characterized as a return of capital primarily due to the impact of the Deemed Repatriation Transition Tax. See Note 7 for further disclosure regarding the impact of the Deemed Repatriation Transition Tax.

At The Market (ATM) Equity Program

In October 2017, we entered into a distribution agreement (the “Distribution Agreement”) with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our Global Data Center Business, and repaying amounts outstanding from time to time under the Revolving Credit Facility.

During the quarter and year ended December 31, 2019, there were no shares of common stock sold under the At The Market (ATM) Equity Program. During the year ended December 31, 2018, under the At The Market (ATM) Equity Program, we sold an aggregate of 273,486 shares of common stock for gross proceeds of approximately $8,800, generating net proceeds of $8,716, after deducting commissions of $90. During the year ended December 31, 2017, under the At The Market (ATM) Equity Program, we sold an aggregate of 1,481,053 shares of common stock for gross proceeds of approximately $60,000, generating net proceeds of $59,100 after deducting commissions of $900.

As of December 31, 2019, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

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
DECEMBER 31, 2019
(In thousands, except share and per share data)

13. Divestments

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

We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Consolidated Statements of Operations for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction and for the years ended December 31, 2018 and 2017 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction and for the years ended December 31, 2018 and 2017.

As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution. At the closing date of the Consumer Storage Transaction, the fair value of the MakeSpace Investment was approximately $27,500. We account for the MakeSpace Investment as an equity method investment. The carrying value of the MakeSpace Investment at December 31, 2019 is $18,570, and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.

b.    IMFS Divestment

On September 28, 2018, Iron Mountain Fulfillment Services, Inc. ("IMFS"), a consolidated subsidiary of IMI that operated our fulfillment services business in the United States, sold substantially all of its assets for total consideration of approximately $3,000 (the "IMFS Divestment"). We have concluded that the IMFS Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 through the sale date. The fair value of the consideration received as a result of the IMFS Divestment approximated the carrying value of IMFS and, therefore, during the third quarter of 2018, we recorded an insignificant loss in connection with the IMFS Divestment to Other (income) expense, net.

c.    Russia and Ukraine Divestment

On May 30, 2017, IM EES sold its records and information management operations in Russia and Ukraine to OSG Records Management (Europe) Limited ("OSG") in a stock transaction (the “Russia and Ukraine Divestment”). As consideration for the Russia and Ukraine Divestment, IM EES received a 25% equity interest in OSG (the “OSG Investment”).

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)

13. Divestments (Continued)

We have concluded that the Russia and Ukraine Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest these businesses does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of Income (loss) from continuing operations in our Consolidated Statement of Operations for the year ended December 31, 2017 through the sale date and the cash flows associated with these businesses are presented as a component of cash flows from continuing operations in our Consolidated Statement of Cash Flows for the year ended December 31, 2017 through the sale date.

As a result of the Russia and Ukraine Divestment, we recorded a gain on sale of $38,869 to Other expense (income), net, in the second quarter of 2017, representing the excess of the fair value of the consideration received over the carrying value of our businesses in Russia and Ukraine. As of the closing date of the Russia and Ukraine Divestment, the fair value of the OSG Investment was approximately $18,000. We account for the OSG Investment as an equity method investment. As of the closing date of the Russia and Ukraine Divestment, the carrying value of our businesses in Russia and Ukraine was a credit balance of $20,869, which consisted of (i) a credit balance of approximately $29,100 of cumulative translation adjustment associated with our businesses in Russia and Ukraine that was reclassified from accumulated other comprehensive items, net, (ii) the carrying value of the net assets of our businesses in Russia and Ukraine, excluding goodwill, of $4,716 and (iii) $3,515 of goodwill associated with our former Northern and Eastern Europe reporting unit (of which our businesses in Russia and Ukraine were a component of prior to the Russia and Ukraine Divestment), which was allocated, on a relative fair value basis, to our businesses in Russia and Ukraine. The carrying value of the OSG Investment at December 31, 2019 and 2018 is $17,012 and $17,514, respectively, and is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets.

On January 9, 2020 we acquired the remaining 75% equity interest in OSG. See Note 15.

d.    Recall Divestments

In connection with the acquisition of Recall, we sought regulatory approval of the Recall Transaction from the United States Department of Justice (the "DOJ"), the Australian Competition and Consumer Commission (the "ACCC"), the Canada Competition Bureau (the "CCB") and the United Kingdom Competition and Markets Authority (the "CMA"), and as part of the regulatory approval process, we agreed to make certain divestments in the United States, Australia, Canada and the United Kingdom (the "Divestments"), which include the Recall Divestments (as defined below).

We have concluded that the following divestments (collectively, the “Recall Divestments”) meet the criteria to be reported as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 as the Recall Divestments met the criteria to be reported as assets and liabilities held for sale at, or within a short period of time following, the closing of the Recall Transaction:

•
The assets and liabilities, including all associated tangible and intangible assets and employees, related to Recall's records and information management facilities in 13 United States cities were sold to Access CIG, LLC (“Access CIG”) on May 4, 2016 (the “Access Sale”);

•
The assets and liabilities, including associated tangible and intangible assets and employees, related to Recall’s record and information management facilities in two areas of Scotland were sold to Oasis Group on December 9, 2016; and

•
The assets and liabilities, including all associated tangible and intangible assets and employees, related to certain of Recall’s records and information management facilities in two cities in the United States, and in three cities in Canada, were sold to Arkive Information Management LLC and Arkive Information Management Ltd. on December 29, 2016.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2019
(In thousands, except share and per share data)

13. Divestments (Continued)

The table below summarizes certain results of operations of the Recall Divestments included in discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Description	2019	2018(1)	2017
Total Revenues	$—	$—	$—
Income (Loss) from Discontinued Operations Before Provision (Benefit) for Income Taxes	104	(12,574)	(8,118)
(Benefit) Provision for Income Taxes	—	(147)	(1,827)
Income (Loss) from Discontinued Operations, Net of Tax	$104	$(12,427)	$(6,291)
______________________________________________________________________________

(1)
As indicated above, on May 4, 2016, we completed the Access Sale. As part of the total consideration for the Access Sale we were entitled to receive up to $25,000 of additional cash proceeds (the "Access Contingent Consideration"). During 2018, we settled the Access Contingent Consideration with Access CIG, as well as indemnification claims Access CIG previously raised in connection with the Access Sale. Changes to the realizable value of the Access Contingent Consideration were recorded to our Consolidated Statement of Operations as a component of discontinued operations. The loss from discontinued operations during the year ended December 31, 2018 primarily relates to losses incurred due to the resolution of the post-closing adjustments to the Access Contingent Consideration in connection with our agreement with Access CIG.

14. Restructuring Charges

We estimate total costs associated with Project Summit to be approximately $240,000 which includes operating expenditures ("Restructuring Charges") and capital expenditures. During the fourth quarter of 2019, we incurred approximately $48,600 of Restructuring Charges primarily related to employee severance costs and professional fees. Our accrued liabilities for the Restructuring Charges in our Consolidated Balance Sheet at December 31, 2019 is not material.

Restructuring Charges included in the accompanying Consolidated Statement of Operations by segment for the year ended December 31, 2019 is as follows:

Year Ended December 31, 2019
Global RIM Business	$21,900
Global Data Center Business	306
Corporate and Other Business	26,391
Restructuring Charges	$48,597

15. Subsequent Events

On January 9, 2020 we acquired the remaining 75% equity interest in OSG for cash consideration of 6,026,020 Russian rubles (or approximately $95,100, based upon the exchange rate between the Russian ruble and the United States dollar on the closing date of the OSG Acquisition) (the "OSG Acquisition"). The OSG Acquisition will enable us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. Commencing on the date of the OSG Acquisition, we will fully consolidate the results of OSG within our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Dollars in thousands)

Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,150 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.f. to Notes to Consolidated Financial Statements as of December 31, 2019:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$3,856,515

Add Reconciling Items:
Book value of racking included in leased facilities(1)	1,321,159
Book value of financing leases(2)	439,166
Book value of construction in progress(3)	280,108
Book value of other(4)	73,182
Total Reconciling Items	2,113,615
Gross Amount of Real Estate Assets, As Disclosed in Note 2.f.	$5,970,130
_______________________________________________________________________________

(1)	Represents the gross book value of racking installed in our 1,150 leased facilities, which is included in historical book value of racking in Note 2.f., but excluded from Schedule III.

(2)
Represents the gross book value of buildings and building improvements that are subject to financing leases, which are included in the historical book value of building and building improvements in Note 2.f., but excluded from Schedule III.

(3)
Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.f., but excluded from Schedule III, as such assets are not considered real estate associated with owned buildings. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2019 is included in Schedule III.

(4)
Represents the gross book value of owned land that is either (i) associated with buildings that are subject to financing leases or (ii) under development, which are included in the historical book value of either land or construction in progress, respectively, in Note 2.f., but excluded from Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2019:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,072,013
Add Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,412,193
Accumulated Depreciation - racking in leased facilities(2)	817,069
Accumulated Depreciation - financing leases(3)	124,594
Total Reconciling Items	2,353,856
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$3,425,869
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

(2)
Represents the accumulated depreciation of racking as of December 31, 2019 installed in our 1,150 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

(3)
Represents the accumulated depreciation of buildings and building improvements as of December 31, 2019 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$953	$2,275	$1,107	2001		Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,737	4,374	1,937	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	141,274	156,873	257	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	15,322	438,429	28,395	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	11,461	23,639	5,227	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,045	8,350	5,002	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	1,302	89,167	8,139	2018	(5)	Up to 40 years
13379 Jurupa Ave, Fontana, California	1	—	10,472	8,714	19,186	9,930	2002		Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,897	6,659	2,969	2002		Up to 40 years
21063 Forbes St., Hayward, California	1	—	13,407	351	13,758	2,666	2019	(7)	Up to 40 years
5086 4th St, Irwindale, California	1	—	6,800	2,523	9,323	3,589	2002		Up to 40 years
6933 Preston Ave, Livermore, California	1	—	14,585	13,927	28,512	10,535	2002		Up to 40 years
1006 North Mansfield, Los Angeles, California	1	—	749	—	749	109	2014		Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	26,191	36,359	13,914	1988		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	6,224	21,396	14,882	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	495	5,071	1,842	2002		Up to 40 years
8700 Mercury Lane, Pico Rivera, California	1	—	27,957	213	28,170	9,584	2012		Up to 40 years
8661 Kerns St, San Diego, California	1	—	10,512	6,821	17,333	7,352	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,261	4,681	1,954	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,251	8,580	4,177	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	18	15,118	2,168	2019	(7)	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,774	4,823	2,080	2001		Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,390	5,973	1,810	2001		Up to 40 years
North Stone Ave, Colorado Springs, Colorado	2	—	761	2,718	3,479	1,771	2001		Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	19,117	135,453	9,503	2017		Up to 40 years
11333 E 53rd Ave, Denver, Colorado	1	—	7,403	10,215	17,618	9,330	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	709	7,021	1,528	2014		Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,891	9,308	6,125	2002		Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	933	2,701	1,373	2000		Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	31,140	41,587	20,432	2001		Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	2,019	6,040	2,846	2002		Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,044	8,270	5,036	2002		Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	567	2,420	938	2001		Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	2,966	6,259	3,187	2001		Up to 40 years
7801 Riviera Blvd, Miramar, Florida	1	—	8,250	221	8,471	808	2017		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
10002 Satellite Blvd, Orlando, Florida	1	$—	$1,927	$295	$2,222	$886	2001		Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	13,678	17,879	6,968	2001		Up to 40 years
1890 MacArthur Blvd, Atlanta Georgia	1	—	1,786	742	2,528	1,123	2002		Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	326	1,511	863	2001		Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,940	6,748	3,146	2002		Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	1,648	5,190	390	2017		Up to 40 years
3150 Nifda Dr, Smyrna, Georgia	1	—	463	770	1,233	731	1990		Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	19,657	27,604	15,927	1999		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	13,979	18,243	8,435	2001		Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,658	9,128	4,310	2006		Up to 40 years
2604 West 13th St, Chicago, Illinois	1	—	404	2,818	3,222	2,799	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,892	5,881	1,516	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	2,461	24,509	9,552	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	923	2,301	254	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	504	1,126	408	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	13,427	14,136	5,302	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	387	8,724	3,151	2015	(7)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,416	8,614	3,591	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	1,337	5,119	2,618	2000		Up to 40 years
8275 Patuxent Range Rd, Jessup, Maryland	1	—	10,105	7,703	17,808	10,037	2001		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,926	7,147	3,661	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	930	1,094	542	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,391	7,211	5,431	1991		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	788	2,699	2,085	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	218	5,631	713	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	1,089	2,387	1,270	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	12,506	68,429	40,067	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1	—	10,285	1,243	11,528	3,937	2015	(7)	Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,150	2,444	1,240	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	530	2,332	1,113	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,635	6,061	3,705	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,381	5,381	2,687	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,398	6,470	2,351	2004		Up to 40 years
Missouri Bottom Road, Hazelwood, Missouri	4	—	28,282	4,969	33,251	7,708	Various	(7)	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	19,736	22,660	7,533	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,957	12,387	5,850	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,351	10,530	6,523	2001		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
Kimberly Rd, East Brunsick, New Jersey	3	$—	$22,105	$5,924	$28,029	$14,303	Various		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	36,772	347,176	19,038	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	55,396	94,093	52,431	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	9,774	21,508	1,478	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	709	10,231	858	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	1,855	10,800	905	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,808	15,393	6,027	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,086	12,410	6,584	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,132	6,218	3,482	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,788	7,399	4,609	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	2,959	3,061	1,646	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,442	7,161	2,721	2006		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	1,285	5,608	2,271	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	11,277	34,414	22,318	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	11,664	16,806	7,062	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,712	5,641	2,924	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	328	1,930	222	2015		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	2,224	4,104	1,909	1999		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	266	7,353	1,335	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	599	3,728	2,041	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	3,268	6,604	3,185	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,881	2,911	1,483	1999		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	507	29,599	2,013	2018	(5)	Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	1,081	1,683	752	2001		Up to 40 years
Partnership Drive, Oklahoma City, Oklahoma	3	—	11,437	313	11,750	3,286	2015	(7)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,874	7,061	4,170	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	3	—	21,166	232,609	253,775	61,886	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	953	3,410	2,069	2000		Up to 40 years
36 Great Valley Pkwy, Malvern, Pennsylvania	1	—	2,397	7,076	9,473	4,420	1999		Up to 40 years
2300 Newlins Mill Road, Palmer Township, Pennsylvania	1	—	18,365	9,027	27,392	1,412	2017		Up to 40 years
Henderson Dr/Elmwood Ave, Sharon Hill, Pennsylvania	2	—	24,153	105	24,258	12,362	Various		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,447	7,632	4,416	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,202	4,861	2,928	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,340	14,116	3,223	2016	(7)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,258	4,104	1,217	2016	(7)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,557	5,275	2,022	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	2,915	4,742	1,921	2000		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
United States (Including Puerto Rico) (continued)
11406 Metric Blvd, Austin, Texas	1	$—	$5,489	$2,211	$7,700	$4,090	2002		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	454	4,973	1,358	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	246	8,545	2,661	2015	(7)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	1,179	20,852	9,438	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	791	2,965	1,387	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,680	7,198	4,193	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	1	—	1,277	1,596	2,873	1,979	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	1,083	4,298	2,578	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	2,065	7,393	2,951	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,173	10,527	5,947	2003		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	37,648	43,975	13,034	2004		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,172	5,012	2,575	2000		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	692	8,379	5,840	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,401	5,868	2,753	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,189	2,221	1,089	2002		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	994	2,789	1,300	2000		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	11,476	14,664	8,672	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,276	7,599	1,832	2015	(7)	Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	2,305	3,985	1,302	2001		Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	7,952	11,763	5,042	2001		Up to 40 years
930 Avenue B, San Antonio, Texas	1	—	393	245	638	259	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	1,144	4,670	2,857	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	4,270	10,509	5,236	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,924	3,633	1,842	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	30	21,010	5,777	2015	(7)	Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	1,088	7,615	3,297	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	172	2,749	1,119	2015	(7)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,651	16,818	9,475	2002		Up to 40 years
8001 Research Way, Springfield, Virginia	1	—	5,230	2,790	8,020	3,384	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,724	11,322	6,018	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,367	4,445	2,323	1999		Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,259	4,769	2,066	1999		Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,404	8,803	3,543	2002		Up to 40 years
19826 Russell Rd, South, Kent, Washington	1	—	14,793	9,752	24,545	10,705	2002		Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,112	6,608	3,556	2001		Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	850	4,756	472	2015		Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,124	3,431	1,445	1999		Up to 40 years
	179	—	1,908,077	1,070,345	2,978,422	791,249

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)	Life on which depreciation in latest income statement is computed
Canada
One Command Court, Bedford	1	$—	$3,847	$4,482	$8,329	$4,126	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,479	11,882	5,357	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	17,257	22,264	7,916	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,062	10,153	4,648	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	7,114	11,440	4,658	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	8,509	23,167	11,114	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	640	2,660	1,578	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	660	4,299	330	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	138	2,889	1,382	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	18,161	26,357	12,687	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,531	4,331	1,699	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	6,899	7,958	4,019	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	(70)	7,408	2,647	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,676	2,505	855	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	1,208	3,061	1,279	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	667	1,910	676	2007	Up to 40 years
	16	—	72,200	78,413	150,613	64,971
	195	—	1,980,277	1,148,758	3,129,035	856,220

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$8,051	$14,593	$3,514	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	6,309	8,850	4,218	2003		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	572	1,980	33	2018		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	3,227	6,363	434	2017		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	(46)	1,889	158	2017		Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	1,550	8,530	4,888	2003		Up to 40 years
Corby 278, Long Croft Road, Corby, England	1	—	20,486	744	21,230	537	2018		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,430	10,848	5,269	2003		Up to 40 years
Pennine Way, Hemel Hempstead, England	1	—	10,847	6,113	16,960	7,002	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	6,990	12,267	8,524	2004		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,829	4,948	2,872	2003		Up to 40 years
Cody Road, London, England	3	—	20,307	8,816	29,123	11,398	Various		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	342	4,381	2,342	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,445	2,126	1,384	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	478	3,114	1,190	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,429	4,179	2,214	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(747)	20,571	3,904	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(80)	1,242	235	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	700	4,090	846	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(272)	13,869	1,838	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	582	12,407	15,136	27,543	18,712	2004		Up to 40 years
45 Rue de Savoie, Manissieux, Saint Priest, France	1	—	5,546	(185)	5,361	779	2016	(4)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	742	4,764	966	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,571	4,791	3,272	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,534	11,574	4,604	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	742	3,560	1,333	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	6,983	23,017	7,689	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	1,824	3,676	2,255	2015	(7)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	(657)	601	300	2015	(7)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	1,022	2,379	1,691	2015	(7)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	5,556	12,526	4,912	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,170	2,283	1,101	2004		Up to 40 years

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Europe (Continued)
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	$—	$11,517	$25,433	$36,950	$17,916	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	317	503	264	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	1,845	12,856	3,088	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,719	9,700	6,460	2001		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(75)	978	446	Various		Up to 40 years
	57	582	231,658	122,557	354,215	138,588
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	—	655	1,188	1,843	535	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(162)	4	—	1998		Up to 40 years
Saraza 6135, Buenos Aires, Argentina	1	—	144	98	242	52	1995		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(9,554)	3,219	582	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(2,267)	10,295	1,524	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	2	—	8,894	(1,760)	7,134	1,141	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	10,436	12,304	3,341	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	1,279	25,357	3,569	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	2	—	2,629	32,773	35,402	11,212	2006		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	5	—	4,001	18,831	22,832	7,261	2004		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,292	1,666	1,016	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,278	2,183	998	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(771)	19,166	2,864	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	3,691	7,228	2,636	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	4,790	6,994	5,167	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	15,171	22,715	7,341	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	893	2,442	1,203	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	1,232	4,112	5,314	9,426	4,656	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	32,720	40,899	9,227	2010		Up to 40 years
	37	1,232	116,111	115,240	231,351	64,325

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
Region/Country/State/Campus Address	Facilities(1)	Encumbrances	Initial cost to Company(1)	Cost capitalized subsequent to acquisition (1)(2)	Gross amount carried at close of current period (1)(8)	Accumulated depreciation at close of current period(1)(8)	Date of construction or acquired(3)		Life on which depreciation in latest income statement is computed
Asia
Warehouse No 4, Shanghai, China	1	$—	$1,530	$671	$2,201	$373	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	(316)	7,581	2,195	2017		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	21,633	80,270	5,058	2018	(7)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	871	11,266	836	2016	(4)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	1,315	17,014	1,262	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	6,136	19,362	2,659	2016	(4)	Up to 40 years
	7	—	107,384	30,310	137,694	12,383
Australia
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	2,532	3,213	404	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	(83)	1,007	93	2015		Up to 40 years
	2	—	1,771	2,449	4,220	497
Total	298	$1,814	$2,437,201	$1,419,314	$3,856,515	$1,072,013
____________________________________

(1)
The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,150 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.

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

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2019
(Dollars in thousands)

(8)	The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Gross Carrying Amount of Real Estate	2019	2018
Gross amount at beginning of period	$3,700,307	$2,707,925
Additions during period:
Discretionary capital projects	278,508	155,901
Acquisitions(1)	—	918,091
Other adjustments(2)	25,077	—
Foreign currency translation fluctuations	5,978	(58,798)
	309,563	1,015,194
Deductions during period:
Cost of real estate sold, disposed or written-down	(153,355)	(22,812)
Gross amount at end of period	$3,856,515	$3,700,307
_______________________________________________________________________________

(1)	Includes acquisition of sites through business combinations and purchase accounting adjustments.

(2)	Includes costs associated with real estate we acquired which primarily includes building improvements and racking, which were previously subject to leases.

	Year Ended December 31,
Accumulated Depreciation	2019	2018
Gross amount of accumulated depreciation at beginning of period	$1,011,050	$909,092
Additions during period:
Depreciation	122,366	125,280
Other adjustments(1)	1,314	—
Foreign currency translation fluctuations	3,514	(16,016)
	127,194	109,264
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(66,231)	(7,306)
Gross amount of end of period	$1,072,013	$1,011,050
_______________________________________________________________________________

(1)	Includes accumulated depreciation associated with building improvements and racking, which were previously subject to leases.

The aggregate cost of our real estate assets for federal tax purposes at December 31, 2019 was approximately $3,812,000.

Item 16. Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item
3.1
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 26, 2014, as corrected by the Certificate of Correction of the Company filed with the Secretary of State of the State of Delaware on June 30, 2014. (Incorporated by reference to Annex B-1 to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

3.2	Certificate of Merger, filed by the Company, effective as of January 20, 2015. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)
3.3	Bylaws of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)
4.1
Senior Subordinated Indenture, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 29, 2011)

4.2
Second Supplemental Indenture, dated as of August 10, 2012, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 53/4% Senior Subordinated Notes due 2024. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated August 10, 2012.)

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

Exhibit	Item
4.14
Senior Indenture, dated as of September 9, 2019, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2019.)

4.15
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.16	Description of Securities (Filed herewith.)
10.1
2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007)

10.2
First Amendment to 2008 Restatement of the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008.)

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

10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999.)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002.)
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008.)
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008.)
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010.)
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)
10.11
Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to Annex C to the Iron Mountain Incorporated Proxy Statement for the Special Meeting of Stockholders, filed with the SEC on December 23, 2014.)

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

10.14
Form of Iron Mountain Incorporated Amended and Restated Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.15	Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)
10.16
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non‑Qualified Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.17
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.18
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.19
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non‑Qualified Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

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

10.28
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

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

10.31
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

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

10.36
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.37
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
10.39
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

Exhibit	Item
10.40	Ernest Cloutier Secondment Letter, dated March 27, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.41	Restated Compensation Plan for Non-Employee Directors. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
10.42	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007.)
10.43	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.44	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.45	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.46	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.47	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.48
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

10.49
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

10.50
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

10.51
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

10.52
Fourth Amendment, dated as of December 20, 2019, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Filed herewith.)

10.53
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit	Item
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 13, 2020
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 13, 2020
Jennifer M. Allerton

/s/ TED R. ANTENUCCI	Director	February 13, 2020
Ted R. Antenucci

/s/ PAMELA M. ARWAY	Director	February 13, 2020
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 13, 2020
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 13, 2020
Kent P. Dauten

/s/ PAUL F. DENINGER	Director	February 13, 2020
Paul F. Deninger

Name	Title	Date
/s/ MONTE E. FORD	Director	February 13, 2020
Monte E. Ford

/s/ PER-KRISTIAN HALVORSEN	Director	February 13, 2020
Per-Kristian Halvorsen

/s/ ROBIN L. MATLOCK	Director	February 13, 2020
Robin L. Matlock

/s/ WENDY J. MURDOCK	Director	February 13, 2020
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 13, 2020
Walter. C. Rakowich

/s/ DOYLE R. SIMONS	Director	February 13, 2020
Doyle R. Simons

/s/ ALFRED J. VERRECCHIA	Director	February 13, 2020
Alfred J. Verrecchia