Form 10-Q
period 2020-03-31
IRON MOUNTAIN INC
filed 2020-05-07
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2020, the registrant had 287,882,853 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED

Part I.    Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$152,684	$193,555
Accounts receivable (less allowances of $44,021 and $42,856 as of March 31, 2020 and December 31, 2019, respectively) (see Note 2.d.)	831,507	850,701
Prepaid expenses and other	214,865	192,083
Total Current Assets	1,199,056	1,236,339
Property, Plant and Equipment:
Property, plant and equipment	7,950,140	8,048,906
Less—Accumulated depreciation	(3,429,048)	(3,425,869)
Property, Plant and Equipment, Net	4,521,092	4,623,037
Other Assets, Net:
Goodwill	4,372,503	4,485,209
Customer relationships, customer inducements and data center lease-based intangibles	1,363,943	1,393,183
Operating lease right-of-use assets (see Note 2.e.)	1,906,678	1,869,101
Other	203,064	209,947
Total Other Assets, Net	7,846,188	7,957,440
Total Assets	$13,566,336	$13,816,816
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$127,557	$389,013
Accounts payable	321,160	324,708
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities) (see Note 2.e.)	872,147	961,752
Deferred revenue	260,399	274,036
Total Current Liabilities	1,581,263	1,949,509
Long-term Debt, net of current portion	8,708,017	8,275,566
Long-term Operating Lease Liabilities, net of current portion (see Note 2.e.)	1,760,478	1,728,686
Other Long-term Liabilities	153,264	143,018
Deferred Income Taxes	177,316	188,128
Commitments and Contingencies (see Note 7)
Redeemable Noncontrolling Interests	62,157	67,682
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 287,879,142 and 287,299,645 shares as of March 31, 2020 and December 31, 2019, respectively)	2,879	2,873
Additional paid-in capital	4,304,477	4,298,566
(Distributions in excess of earnings) Earnings in excess of distributions	(2,690,433)	(2,574,896)
Accumulated other comprehensive items, net	(493,248)	(262,581)
Total Iron Mountain Incorporated Stockholders' Equity	1,123,675	1,463,962
Noncontrolling Interests	166	265
Total Equity	1,123,841	1,464,227
Total Liabilities and Equity	$13,566,336	$13,816,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Storage rental	$683,547	$662,974
Service	385,184	390,889
Total Revenues	1,068,731	1,053,863
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	466,921	460,646
Selling, general and administrative	238,733	268,711
Depreciation and amortization	162,584	162,483
Significant Acquisition Costs (see Note 2.m.)	—	2,746
Restructuring Charges (see Note 9)	41,046	—
Intangible impairments (see Note 2.b.)	23,000	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,055)	602
Total Operating Expenses	931,229	895,188
Operating Income (Loss)	137,502	158,675
Interest Expense, Net (includes interest income of $1,448 and $1,785 for the three months ended March 31, 2020 and 2019, respectively)	105,649	102,436
Other (Income) Expense, Net	(42,726)	15,210
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	74,579	41,029
Provision (Benefit) for Income Taxes	9,687	10,553
Income (Loss) from Continuing Operations	64,892	30,476
(Loss) Income from Discontinued Operations, Net of Tax	—	(24)
Net Income (Loss)	64,892	30,452
Less: Net Income (Loss) Attributable to Noncontrolling Interests	917	891
Net Income (Loss) Attributable to Iron Mountain Incorporated	$63,975	$29,561
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.22	$0.10
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.10
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.22	$0.10
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.22	$0.10
Weighted Average Common Shares Outstanding—Basic	287,840	286,528
Weighted Average Common Shares Outstanding—Diluted	288,359	287,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$64,892	$30,452
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(223,652)	18,191
Change in Fair Value of Derivative Instruments	(8,362)	(2,674)
Total Other Comprehensive (Loss) Income	(232,014)	15,517
Comprehensive (Loss) Income	(167,122)	45,969
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(430)	1,704
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(166,692)	$44,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02")	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	2,923	508,845	5	2,918	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,288)	—	—	(1,288)	—	—	—	1,288
Parent cash dividends declared ($0.6110 per share)	(176,460)	—	—	—	(176,460)	—	—	—
Foreign currency translation adjustment	17,378	—	—	—	—	17,378	—	813
Change in fair value of derivative instruments	(2,674)	—	—	—	—	(2,674)	—	—
Net income (loss)	29,485	—	—	—	29,561	—	(76)	967
Noncontrolling interests dividends	—	—	—	—	—	—	—	(498)
Balance, March 31, 2019	$1,737,608	286,829,854	$2,868	$4,264,978	$(2,280,611)	$(250,960)	$1,333	$73,102

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	1,917	579,497	6	1,911	—	—	—	—
Change in equity related to redeemable noncontrolling interests	4,000	—	—	4,000	—	—	—	(4,000)
Parent cash dividends declared ($0.6185 per share)	(179,512)	—	—	—	(179,512)	—	—	—
Foreign currency translation adjustment	(222,305)	—	—	—	—	(222,305)	—	(1,347)
Change in fair value of derivative instruments	(8,362)	—	—	—	—	(8,362)	—	—
Net income (loss)	63,876	—	—	—	63,975	—	(99)	1,016
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,194)
Balance, March 31, 2020	$1,123,841	287,879,142	$2,879	$4,304,477	$(2,690,433)	$(493,248)	$166	$62,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$64,892	$30,452
Loss (income) from discontinued operations	—	24
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	113,700	114,611
Amortization (includes amortization of deferred financing costs and discounts of $4,513 and $4,108 for the three months ended March 31, 2020 and 2019, respectively)	53,397	51,980
Intangible impairments	23,000	—
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	2,682	3,645
Stock-based compensation expense	6,527	8,519
(Benefit) provision for deferred income taxes	(107)	1,423
(Gain) loss on disposal/write-down of property, plant and equipment, net	(1,055)	602
Foreign currency transactions and other, net	(44,849)	11,707
(Increase) decrease in assets	(45,594)	(33,138)
(Decrease) increase in liabilities	(47,178)	(72,758)
Cash Flows from Operating Activities - Continuing Operations	125,415	117,067
Cash Flows from Operating Activities - Discontinued Operations	—	—
Cash Flows from Operating Activities	125,415	117,067
Cash Flows from Investing Activities:
Capital expenditures	(97,144)	(184,765)
Cash paid for acquisitions, net of cash acquired	(118,069)	(39,423)
Acquisition of customer relationships	(1,734)	(23,934)
Customer inducements	(4,328)	(2,817)
Contract fulfillment costs and third-party commissions	(11,142)	(41,161)
Investments in joint ventures	—	(19,222)
Proceeds from sales of property and equipment and other, net	1,246	105
Cash Flows from Investing Activities - Continuing Operations	(231,171)	(311,217)
Cash Flows from Investing Activities - Discontinued Operations	—	—
Cash Flows from Investing Activities	(231,171)	(311,217)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(2,581,771)	(1,351,242)
Proceeds from revolving credit facility, term loan facilities and other debt	2,850,451	1,723,462
Debt repayment and equity distribution to noncontrolling interests	(1,194)	(498)
Parent cash dividends	(181,302)	(178,023)
Net (payments) proceeds associated with employee stock-based awards	(4,610)	(5,963)
Payment of debt financing and stock issuance costs and other	(7,816)	—
Cash Flows from Financing Activities - Continuing Operations	73,758	187,736
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	73,758	187,736
Effect of Exchange Rates on Cash and Cash Equivalents	(8,873)	2,404
(Decrease) increase in Cash and Cash Equivalents	(40,871)	(4,010)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	193,555	165,485
Cash and Cash Equivalents, including Restricted Cash, End of Period	$152,684	$161,475

Supplemental Information:
Cash Paid for Interest	$157,541	$136,667
Cash Paid for Income Taxes, Net	$14,004	$15,141
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.e.)	$13,061	$7,523
Accrued Capital Expenditures	$60,761	$75,824
Fair Value of Investments Applied to Acquisitions (see Note 4)	$27,276	$—
Accrued Purchase Price and Other Holdbacks	$—	$1,042
Dividends Payable	$184,231	$180,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
1.    General

The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us"), help organizations around the world protect their information, reduce storage rental costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology ("IT") infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and opportunistic hyperscale data center deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on February 13, 2020 (our "Annual Report").

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and the World Health Organization subsequently declared COVID-19 a pandemic. This has resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and the quarantining of people who may have been exposed to the virus. We have temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees, which have disrupted how we operate our business. The preventative and protective actions that the governments have ordered, or we have implemented as an organization, have resulted in a period of reduced operations and business disruption for us, our customers and other third parties with which we do business. The broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows, including impacts to estimates used throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), remain uncertain and difficult to predict as information is rapidly evolving, and the severity and duration of the COVID-19 pandemic is still unknown, as is our visibility to the COVID-19 pandemic’s effect on the markets we serve and our customers within those markets. See Note 2.b. and Note 2.d. for additional information.

In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. See Note 9.

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
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

a.    Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value. At March 31, 2020 and December 31, 2019, we had $6,679 and $4,865, respectively, of restricted cash held by certain financial institutions related to bank guarantees and required cash collateral.

b.    Goodwill and Other Intangible Assets and Liabilities

Goodwill

Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first three months of 2020 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2019. There were no other changes to the composition of our reporting units for the three months ended March 31, 2020.

Since December 31, 2019, there have been no changes to our accounting polices related to the accounting for goodwill. As of December 31, 2019, no factors were identified that would alter our October 1, 2019 goodwill impairment analysis. During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. As a result of the interim goodwill impairment test, we concluded that the fair value of our Fine Arts reporting unit was less than its carrying value and, therefore, we recorded a $23,000 impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. The remaining goodwill for this reporting unit as of March 31, 2020 is approximately $15,000. Factors that may impact these assumptions include, but are not limited to: (i) our ability to maintain, or grow, storage rental and service revenues in line with current expectations and (ii) our ability to manage our fixed and variable costs in line with potential future revenue declines.

Additionally, we concluded that, as of March 31, 2020, we did not have a triggering event requiring an interim impairment test on the goodwill associated with our other reporting units. However, the duration and severity of the COVID-19 pandemic, as well as the related economic impact on both our business and the businesses of our customers, remain uncertain as of the filing of this Quarterly Report. Any material adverse changes to our businesses that negatively impact their fair values could result in future goodwill impairments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2020 are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2019	$3,942,901	$424,568	$117,740	$4,485,209
Non-deductible goodwill acquired during the year	60,018	—	—	60,018
Goodwill impairment	—	—	(23,000)	(23,000)
Fair value and other adjustments(1)	(4,854)	—	403	(4,451)
Currency effects	(141,752)	(2,547)	(974)	(145,273)
Goodwill balance, net accumulated amortization as of March 31, 2020	$3,856,313	$422,021	$94,169	$4,372,503
Accumulated Goodwill Impairment Balance as of December 31, 2019	$132,409	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of March 31, 2020	$132,409	$—	$26,011	$158,420
________________________________________________________________

(1)	Total fair value and other adjustments include $(4,451) in net adjustments primarily related to customer relationships.

Finite-lived Intangible Assets and Liabilities

Finite-lived intangible assets and liabilities are primarily comprised of customer relationship intangible assets, customer inducements and data center intangible assets and liabilities. Since December 31, 2019, there have been no changes to our accounting policies related to the accounting for any of our finite-lived intangible assets and liabilities as disclosed in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,734,034	$(544,952)	$1,189,082	$1,751,848	$(544,721)	$1,207,127
Customer inducements	55,571	(30,370)	25,201	52,718	(29,397)	23,321
Data center lease-based intangible assets(1)	264,631	(114,971)	149,660	265,945	(103,210)	162,735
Third-party commissions asset(2)	31,708	(5,277)	26,431	31,708	(4,134)	27,574
	$2,085,944	$(695,570)	$1,390,374	$2,102,219	$(681,462)	$1,420,757
Liabilities:
Data center below-market leases	$12,729	$(4,393)	$8,336	$12,750	$(3,937)	$8,813
_______________________________________________________________

(1)	Includes data center in-place lease intangible assets, data center tenant relationship intangible assets and data center above-market in-place lease intangible assets.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The third-party commissions asset is primarily comprised of additional payments associated with the execution of future customer contracts through the one-year anniversary of the acquisition of IO Data Centers, LLC ("IODC").

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of customer inducements and revenue reduction associated with the amortization of data center above-market leases and data center below-market leases for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$26,764	$27,881
Data center in-place leases and tenant relationships	11,353	12,609
Third-party commissions asset and other finite-lived intangible assets	2,363	757
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$2,465	$2,740
Data center above-market leases and data center below-market leases	217	905

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

c.    Revenues

Since December 31, 2019, there have been no changes to our accounting policies related to the accounting for revenues as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report.

The costs of the initial intake of customer records into physical storage ("Intake Costs") and capitalized commissions asset (collectively, "Contract Fulfillment Costs") as of March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020			December 31, 2019
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$40,585	$(23,615)	$16,970	$41,224	$(23,579)	$17,645
Capitalized commissions asset	Other (within Other Assets, Net)	73,638	(31,259)	42,379	68,008	(27,178)	40,830

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Intake Costs asset	$2,779	$2,679
Capitalized commissions asset	5,625	3,946

Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

Description	Location in Balance Sheet	March 31, 2020	December 31, 2019
Deferred revenue - Current	Deferred revenue	$260,399	$274,036
Deferred revenue - Long-term	Other Long-term Liabilities	34,783	36,029

Data Center Lessor Considerations

Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASU 2016-02. Since December 31, 2019, there have been no changes to our accounting policies related to the accounting for our lessor revenue as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Storage rental revenue(1)	$64,595	$59,718
______________________________________________________________

(1)	Revenue associated with power and connectivity included within storage rental revenue was $11,413 and $9,118 for the three months ended March 31, 2020 and 2019, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

d.    Accounts Receivable

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure credit losses on most financial assets. The standard eliminates the probable initial recognition of estimated losses and provides a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments.

Prior to our adoption of ASU 2016-13, we maintained an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. When calculating the allowance, we considered our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance might have been required. Additionally, we write off uncollectible balances as circumstances warrant, generally, no later than one year past due.

On January 1, 2020 we adopted ASU 2016-13 on a modified retrospective basis for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not result in a material impact on our consolidated financial statements. In accordance with the guidance in ASU 2016-13, we now calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to the factors identified above. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters and any impacts associated with the COVID-19 pandemic. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident, including the effects of the COVID-19 pandemic. Our financial assets measured at amortized cost that potentially subject us to credit risk consist predominantly of our accounts receivable. Our highly diverse global customer base, with no single customer accounting for more than 1% of revenue during the three months ended March 31, 2020, limits our exposure to concentration of credit risk. However, the COVID-19 pandemic is impacting numerous industries and geographies globally. We continue to monitor the credit worthiness of our customers, customer payment trends and the adequacy of our bad debt allowance as the COVID-19 pandemic continues.

The rollforward of allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2020 is as follows:

Allowance for Doubtful Accounts and Credit Memo Reserves
Balance at December 31, 2019	$42,856
Credit memos charged to revenue	13,030
Allowance for bad debts charged to expense	6,197
Deductions and other(1)	(18,062)
Balance at March 31, 2020	$44,021
______________________________________________________________

(1)	Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

e.    Leases

We lease facilities for certain of our warehouses, data centers and office space. We also have land leases, including those on which certain of our facilities are located. Since December 31, 2019 there have been no changes to our accounting policies related to the accounting for leases as disclosed in Note 2.m. to Notes to Consolidated Financial Statements included in our Annual Report.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2020 and December 31, 2019 are as follows:

Description	Location in Balance Sheet	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,906,678	$1,869,101
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, Plant and Equipment, Net	316,422	327,215
Total		$2,223,100	$2,196,316
Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$229,331	$223,249
Financing lease liabilities	Current portion of long-term debt	44,427	46,582
Total current lease liabilities		273,758	269,831
Long-term
Operating lease liabilities	Long-term Operating Lease Liabilities, net of current portion	1,760,478	1,728,686
Financing lease liabilities	Long-term Debt, net of current portion	312,415	320,600
Total long-term lease liabilities		2,072,893	2,049,286
Total		$2,346,651	$2,319,117
_______________________________________________________________
(1) At March 31, 2020, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software). At December 31, 2019, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2) At March 31, 2020, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets. At December 31, 2019, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The components of the lease expense for the three months ended March 31, 2020 and 2019 are as follows:

		Three Months Ended March 31,
Description	Location in Statement of Operations	2020	2019
Operating lease cost(1)	Cost of sales and Selling, general and administrative	$123,289	$111,906
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$12,955	$16,329
Interest expense for financing lease liabilities	Interest Expense, Net	4,844	6,142
Total financing lease cost		$17,799	$22,471
_______________________________________________________________
(1) Of the $123,289 incurred for the three months ended March 31, 2020, $120,315 is included within Cost of sales and $2,974 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $27,805 for the three months ended March 31, 2020. Of the $111,906 incurred for the three months ended March 31, 2019, $108,601 is included within Cost of sales and $3,305 is included within Selling, general and administrative expenses. Operating lease cost includes variable lease costs of $25,489 for the three months ended March 31, 2019.

Other than the lease agreement entered into during the fourth quarter of 2019 in the United Kingdom for a facility that is currently under construction, as disclosed in Note 2.m. to Notes to Consolidated Financial Statement included in our Annual Report, we do not have any material operating or financing leases that are signed but have not yet commenced as of March 31, 2020. In addition, as of March 31, 2020, we do not have any operating or financing leases with related parties that are material to our consolidated financial statements.

Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in measurement of lease liabilities:	2020	2019
Operating cash flows used in operating leases	$86,418	$83,676
Operating cash flows used in financing leases (interest)	4,844	6,142
Financing cash flows used in financing leases	12,739	16,675
Non-cash items:
Operating lease modifications and reassessments	$34,916	$1,842
New operating leases (including acquisitions)	110,609	21,535
New financing leases, modifications and reassessments	13,061	7,523

f.    Stock-Based Compensation

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

Stock-based compensation expense for Employee Stock-Based Awards for the three months ended March 31, 2020 and 2019 was $6,527 ($6,065 after tax or $0.02 per basic and diluted share) and $8,519 ($7,935 after tax or $0.03 per basic and diluted share), respectively. The substantial majority of the stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2020, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $73,265 and is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

Stock Options
Outstanding at December 31, 2019	4,835,721
Granted	589,993
Exercised	(135,312)
Forfeited	(65,861)
Expired	(40,749)
Outstanding at March 31, 2020	5,183,792
Options exercisable at March 31, 2020	3,786,186
Options expected to vest	1,320,231

Restricted Stock Units

The fair value of RSUs vested during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Fair value of RSUs vested	$18,379	$15,333
A summary of RSU activity for the three months ended March 31, 2020 is as follows:

RSUs
Non-vested at December 31, 2019	1,203,599
Granted	866,416
Vested	(526,086)
Forfeited	(32,661)
Non-vested at March 31, 2020	1,511,268
RSUs expected to vest	1,480,838

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

Performance Units

The fair value of earned PUs that vested during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Fair value of earned PUs that vested	$10,890	$6,503

A summary of PU activity for the three months ended March 31, 2020 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2019	1,113,691	(314,798)	798,893
Granted	425,777	—	425,777
Vested	(271,452)	—	(271,452)
Forfeited/Performance or Market Conditions Not Achieved	(36,961)	(4,710)	(41,671)
Non-vested at March 31, 2020	1,231,055	(319,508)	911,547
________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.

As of March 31, 2020, we expected 100%, 100% and 0% achievement of each of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 6) targets associated with the awards of PUs made in 2020, 2019 and 2018, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

g.    Income (Loss) Per Share—Basic and Diluted

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

The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations	$64,892	$30,476
Less: Net income (loss) attributable to noncontrolling interests	917	891
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	63,975	29,585
(Loss) income from discontinued operations, net of tax	—	(24)
Net income (loss) attributable to Iron Mountain Incorporated	$63,975	$29,561

Weighted-average shares—basic	287,840,000	286,528,000
Effect of dilutive potential stock options	51,799	231,402
Effect of dilutive potential RSUs and PUs	467,334	732,421
Weighted-average shares—diluted	288,359,133	287,491,823

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.22	$0.10
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.22	$0.10

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.22	$0.10
(Loss) income from discontinued operations, net of tax	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$0.22	$0.10

Antidilutive stock options, RSUs and PUs, excluded from the calculation	5,513,714	3,985,161
_______________________________________________________________

(1)	Columns may not foot due to rounding.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

h.    Income Taxes

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

Our effective tax rates for the three months ended March 31, 2020 and 2019 were 13.0% and 25.7%, respectively. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2020 and 2019 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

i.    Fair Value Measurements

Our financial assets or liabilities that are carried at fair value are required to be measured using inputs from the three levels of the fair value hierarchy as disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report.

The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019, respectively, are as follows:

		Fair Value Measurements at March 31, 2020 Using
Description	Total Carrying Value at March 31, 2020	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$9,194	$—		$9,194		$—
Trading Securities	10,131	9,582	(2)	549	(3)	—
Derivative Assets(4)	5,388	—		5,388		—
Derivative Liabilities(4)	23,506	—		23,506		—

		Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Value at December 31, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$13,653	$—		$13,653		$—
Trading Securities	10,732	10,168	(2)	564	(3)	—
Derivative Liabilities(4)	9,756	—		9,756		—
________________________________________________________________

(1)	Money market funds are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)	These trading securities are measured at fair value using unadjusted quoted market prices in active markets for identical assets that we have the ability to access at the measurement date.

(3)	These trading securities are measured based on inputs that are observable, other than quoted market prices.

(4)
Derivative assets and liabilities include (i) interest rate swap agreements, including forward-starting interest rate swap agreements, to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness and (ii) cross-currency swap agreements to hedge the variability of exchange rates impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 3 for additional information on our derivative financial instruments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019, other than (i) those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) those acquired in acquisitions that occurred during the three months ended March 31, 2020, as described in Note 4, and (iii) the Fine Arts reporting unit, as described in Note 2.b., all of which are based on Level 3 inputs.

We account for our investment in the MakeSpace JV (the "MakeSpace Investment") as an equity method investment. The carrying value of the MakeSpace Investment at March 31, 2020 and December 31, 2019 is $14,316 and $18,570, respectively, and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets.

The fair value of our long-term debt, which is determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5 and is measured at cost in our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

j.    Accumulated Other Comprehensive Items, Net

The changes in accumulated other comprehensive items, net for the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(252,825)	$(9,756)	$(262,581)	$(264,691)	$(973)	$(265,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(222,305)	—	(222,305)	17,378	—	17,378
Change in fair value of derivative instruments	—	(8,362)	(8,362)	—	(2,674)	(2,674)
Total other comprehensive (loss) income	(222,305)	(8,362)	(230,667)	17,378	(2,674)	14,704
End of Period	$(475,130)	$(18,118)	$(493,248)	$(247,313)	$(3,647)	$(250,960)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

k.    Other (Income) Expense, Net

Other (income) expense, net for the three months ended March 31, 2020 and 2019 consists of the following:

	Three Months Ended March 31,
	2020	2019
Foreign currency transaction (gains) losses, net(1)	$(37,399)	$17,697
Other, net(2)	(5,327)	(2,487)
Other (Income) Expense, Net	$(42,726)	$15,210

_______________________________________________________________
(1) The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined and discussed more fully in Note 5), (ii) our Euro Notes (as defined in Note 5) and (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested (as more fully discussed in Note 3).

(2) Other, net for the three months ended March 31, 2020, is primarily comprised of a gain on our previously held 25% equity investment in OSG Records Management (Europe) Limited ("OSG"), as more fully discussed in Note 4, which is partially offset by losses on certain of our equity method investments.

l.    New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement of our financial assets and liabilities among the three levels of the fair value hierarchy. We adopted ASU 2018-13 on January 1, 2020. ASU 2018-13 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis. See Note 2.d. for information regarding the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

m.    Change in Presentation

We have historically classified our significant acquisition costs which represent operating expenditures associated with (1) the acquisition of Recall Holdings Limited ("Recall") that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the acquisition of IODC (collectively, "Significant Acquisition Costs"), as components of Selling, general and administrative expenses and Cost of sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior period has been conformed to this presentation.

The following table sets forth the effect of the change in presentation of Significant Acquisition Costs to certain line items of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Cost of sales (excluding depreciation and amortization)	$(898)
Selling, general and administrative	$(1,848)
Significant Acquisition Costs	$2,746

There were no Significant Acquisition Costs for the three months ended March 31, 2020 as all of the costs associated with the Recall Transaction and IODC were incurred as of December 31, 2019. Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment for the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Global RIM Business	$880
Global Data Center Business	143
Corporate and Other Business	1,723
Total Significant Acquisition Costs	$2,746

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
3.    Derivative Instruments and Hedging Activities

Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).

Interest Rate Swap Agreements Designated as Cash Flow Hedges

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2020 and December 31, 2019, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed interest rate specified in the interest rate swap agreements).

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

We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. At March 31, 2020 and December 31, 2019, we had a derivative liability of $23,506 and $8,774, respectively, which was recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheets. We have recorded the change in fair value of the interest rate swap agreements as a component of Accumulated other comprehensive items, net in our Condensed Consolidated Balance Sheets. We have recorded unrealized losses of $14,732 and $2,674 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, cumulative net losses of $23,506 are recorded within Accumulated other comprehensive items, net associated with these cash flow hedges.

Net Investment Hedges

a.    Cross-Currency Swap Agreements Designated as a Hedge of Net Investment

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrecognized losses are recognized as liabilities. At March 31, 2020, we had a derivative asset of $5,388, which was recorded as a component of Other within Other assets, net and at December 31, 2019, we had a derivative liability of $982, which was recorded as a component of Other long-term liabilities, net in our Condensed Consolidated Balance Sheets. These amounts represent the fair value of the cross-currency swap agreements. We have recorded unrealized gains of $6,370 for the three months ended March 31, 2020 associated with these cross-currency swap agreements. As of March 31, 2020, cumulative net gains of $5,388 are recorded within Accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
3.    Derivative Instruments and Hedging Activities (Continued)

b.    Euro Notes Designated as a Hedge of Net Investment

In addition, we have designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2020 and 2019, we designated, on average, 300,000 and 271,146 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $6,453 and $6,141 for the three months ended March 31, 2020 and 2019, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of Accumulated other comprehensive items, net. As of March 31, 2020, cumulative net gains of $26,714, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

4.    Acquisitions

We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

Prior to January 9, 2020, we owned a 25% equity interest in OSG. On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM (as defined in Note 6) Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our condensed consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition which resulted in a gain of approximately $10,000 during the three months ended March 31, 2020, and is included as a component of Other (income) expense, net on our Condensed Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.

On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of 107,000 United Arab Emirates dirham (or approximately $29,100, based upon the exchange rate between the United Arab Emirates dirham and the United States dollar on the closing date of the acquisition).

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
4.    Acquisitions (Continued)

Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2020 acquisitions through March 31, 2020 is as follows:

Three Months Ended March 31, 2020
Cash Paid (gross of cash acquired)(1)	$124,614
Fair Value of Investments Applied to Acquisitions	27,276
Total Consideration	151,890
Fair Value of Identifiable Assets Acquired:
Cash	6,545
Accounts Receivable, Prepaid Expenses and Other Assets	17,375
Property, Plant and Equipment(2)	40,467
Customer Relationship Intangible Assets	60,846
Operating Lease Right-of-Use Assets	104,104
Debt Assumed	(11,479)
Accounts Payable, Accrued Expenses and Other Liabilities	(15,518)
Operating Lease Liabilities	(104,104)
Deferred Income Taxes	(6,364)
Total Fair Value of Identifiable Net Assets Acquired	91,872
Goodwill Initially Recorded(3)	$60,018
________________________________________________________________

(1)	Included in cash paid for acquisitions in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 is net cash acquired of $6,545.

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

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of March 31, 2020 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures) and income taxes (primarily deferred income taxes), associated with the acquisitions we closed in 2020 and 2019.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended March 31, 2020 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt

Long-term debt is as follows:

	March 31, 2020				December 31, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$645,603	$(11,205)	$634,398	$645,603	$348,808	$(12,053)	$336,755	$348,808
Term Loan A(1)	225,000	—	225,000	225,000	228,125	—	228,125	228,125
Term Loan B(2)	684,702	(7,181)	677,521	686,000	686,395	(7,493)	678,902	686,890
Australian Dollar Term Loan (the "AUD Term Loan")(3)	197,454	(1,937)	195,517	198,435	226,924	(2,313)	224,611	228,156
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")(4)	173,246	(1,557)	171,689	173,246	184,601	(1,801)	182,800	184,601
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)	500,000	(2,006)	497,994	495,000	500,000	(2,436)	497,564	503,450
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	600,000	(3,752)	596,248	603,000	600,000	(4,027)	595,973	613,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	176,414	(1,776)	174,638	170,681	192,058	(2,071)	189,987	199,380
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(6,065)	993,935	992,500	1,000,000	(6,409)	993,591	1,010,625
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)	330,016	(3,302)	326,714	289,177	336,468	(3,462)	333,006	345,660
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	494,988	(5,218)	489,770	443,960	527,432	(5,809)	521,623	539,892
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,649)	247,351	242,500	250,000	(2,756)	247,244	261,641
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(5)	1,000,000	(10,664)	989,336	970,000	1,000,000	(11,020)	988,980	1,029,475
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(5)	825,000	(9,447)	815,553	813,904	825,000	(9,742)	815,258	859,598
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(5)	1,000,000	(13,742)	986,258	939,380	1,000,000	(14,104)	985,896	1,015,640
Real Estate Mortgages, Financing Lease Liabilities and Other	494,573	(297)	494,276	494,573	523,671	(406)	523,265	523,671
Accounts Receivable Securitization Program	270,562	(241)	270,321	270,562	272,062	(81)	271,981	272,062
Mortgage Securitization Program(6)	50,000	(945)	49,055	50,000	50,000	(982)	49,018	50,000
Total Long-term Debt	8,917,558	(81,984)	8,835,574		8,751,544	(86,965)	8,664,579
Less Current Portion	(127,557)	—	(127,557)		(389,013)	—	(389,013)
Long-term Debt, Net of Current Portion	$8,790,001	$(81,984)	$8,708,017		$8,362,531	$(86,965)	$8,275,566
_______________________________________________________________

(1)
Collectively, the credit agreement (the "Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $645,603 of outstanding borrowings under the Revolving Credit Facility as of March 31, 2020, $580,500 was denominated in United States dollars, 28,500 was denominated in Canadian dollars and 40,900 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $4,851. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2020 was $1,099,546 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.7% as of March 31, 2020. The average interest rate in effect under the Revolving Credit Facility as of March 31, 2020 was 2.7% and the interest rate in effect under Term Loan A as of March 31, 2020 was 2.7%.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)

(2)
Consists of an incremental term loan B borrowed by IMI's wholly owned subsidiary, Iron Mountain Information Management, LLC, with an original principal amount of $700,000 (the "Term Loan B"). The Term Loan B is scheduled to mature on January 2, 2026. The interest rate in effect as of March 31, 2020 was 2.7%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,298 and $1,355 as of March 31, 2020 and December 31, 2019, respectively.

(3)
The interest rate in effect as of March 31, 2020 was 4.4%. We had 323,125 Australian dollars outstanding on the AUD Term Loan as of March 31, 2020. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $981 and $1,232 as of March 31, 2020 and December 31, 2019, respectively.

(4)	The interest rate in effect as of March 31, 2020 was 3.0%.

(5)	Collectively, the "Parent Notes".

(6)	The interest rate in effect as of March 31, 2020 was 3.5%.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2020 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2019 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt agreements since December 31, 2019 other than the modification of the Accounts Receivable Securitization Program, described below.

See Note 3 for information regarding the forward-starting interest rate swap agreements and the cross-currency swap agreements outstanding at March 31, 2020.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275,000 to $300,000 and (ii) extend the maturity date from July 30, 2020 to July 31, 2021, at which point all obligations become due. As a result, the full amount outstanding is classified within the long-term portion of long-term debt in our Condensed Consolidated Balance Sheet as of March 31, 2020. The interest rate in effect as of March 31, 2020 was 2.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of December 31, 2019. The maximum available borrowings is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)

The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$356,000	$(354,700)	$1,300	$372,100	$(369,000)	$3,100
TRS Cash Pool	358,500	(354,700)	3,800	319,800	(301,300)	18,500

The net cash position balances as of March 31, 2020 and December 31, 2019 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Letters of Credit

As of March 31, 2020, we had outstanding letters of credit totaling $35,249, of which $4,851 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between April 2020 and January 2033.

Debt Covenants

The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, net total lease adjusted leverage ratio and net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a bond leverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements as of March 31, 2020 and December 31, 2019. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information

Our three reportable operating segments as of December 31, 2019 are described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:

•	Global Records and Information Management ("Global RIM") Business

•	Global Data Center Business

•	Corporate and Other Business

There have been no changes made to our reportable operating segments since December 31, 2019. The operations associated with acquisitions completed during the first three months of 2020 have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended March 31, 2020
Total Revenues	$956,419	$67,357	$44,955	$1,068,731
Storage Rental	590,013	64,595	28,939	683,547
Service	366,406	2,762	16,016	385,184
Depreciation and Amortization	112,212	35,267	15,105	162,584
Depreciation	79,039	21,908	12,753	113,700
Amortization	33,173	13,359	2,352	48,884
Adjusted EBITDA	391,972	30,895	(59,790)	363,077
Total Assets(1)	10,552,140	2,538,401	475,795	13,566,336
Expenditures for Segment Assets	176,500	43,560	12,357	232,417
Capital Expenditures	41,698	43,089	12,357	97,144
Cash Paid for Acquisitions, Net of Cash Acquired	118,069	—	—	118,069
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	16,733	471	—	17,204
For the Three Months Ended March 31, 2019
Total Revenues	$945,883	$61,536	$46,444	$1,053,863
Storage Rental	575,773	59,718	27,483	662,974
Service	370,110	1,818	18,961	390,889
Depreciation and Amortization	116,055	31,632	14,796	162,483
Depreciation	82,925	19,013	12,673	114,611
Amortization	33,130	12,619	2,123	47,872
Adjusted EBITDA	365,836	26,011	(67,341)	324,506
Total Assets(1)	10,785,331	2,310,001	599,002	13,694,334
Expenditures for Segment Assets	123,157	153,705	15,238	292,100
Capital Expenditures	51,490	121,557	11,718	184,765
Cash Paid for Acquisitions, Net of Cash Acquired	35,903	—	3,520	39,423
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions	35,764	32,148	—	67,912

_______________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)

The accounting policies of the reportable operating segments are the same as those described in Note 2 and in Note 2 to Notes to Consolidated Financial Statements included in our Annual Report. Adjusted EBITDA for each segment is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other (income) expense, net (which includes foreign currency transaction (gains) losses, net); (4) Significant Acquisition Costs; and (5) Restructuring Charges (as defined in Note 9). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations on a consolidated basis for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$363,077	$324,506
(Add)/Deduct:
Provision (Benefit) for Income Taxes	9,687	10,553
Other (Income) Expense, Net	(42,726)	15,210
Interest Expense, Net	105,649	102,436
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,055)	602
Depreciation and amortization	162,584	162,483
Significant Acquisition Costs	—	2,746
Restructuring Charges	41,046	—
Intangible impairments	23,000	—
Income (Loss) from Continuing Operations	$64,892	$30,476

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)

Information as to our revenues by product and service lines by segment for the three months ended March 31, 2020 and 2019 are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended March 31, 2020
Records Management(1)	$727,616	$—	$28,876	$756,492
Data Management(1)	125,898	—	16,079	141,977
Information Destruction(1)(2)	102,905	—	—	102,905
Data Center	—	67,357	—	67,357
Total Revenues	$956,419	$67,357	$44,955	$1,068,731
For the Three Months Ended March 31, 2019
Records Management(1)	$701,098	$—	$32,298	$733,396
Data Management(1)	133,102	—	14,146	147,248
Information Destruction(1)(2)	111,683	—	—	111,683
Data Center	—	61,536	—	61,536
Total Revenues	$945,883	$61,536	$46,444	$1,053,863
_______________________________________________________________

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
7.    Commitments and Contingencies

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. There have been no material updates or changes to our accounting policies related to the accounting for commitments and contingencies or to the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report. We believe that the resolution of the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report will not have a material impact on our consolidated financial condition, results of operations or cash flows.

We have estimated a reasonably possible range for all loss contingencies, including those disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $6,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

8.    Related Parties

During 2019, we contributed our customer contracts and certain intellectual property and other assets, including $20,000 in cash consideration to MakeSpace Labs, Inc. to form a joint venture entity, MakeSpace LLC, (the “MakeSpace JV”), a consumer storage services provider (the “Consumer Storage Transaction”). In connection with the Consumer Storage Transaction we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized approximately $6,800 of revenue for the three months ended March 31, 2020 and an immaterial amount of revenue for the three months ended March 31, 2019, associated with the MakeSpace Agreement.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
9.    Project Summit

In October 2019, we announced Project Summit. Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. Since Project Summit was announced, we have identified additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology capabilities to enable us to adjust our service delivery model and more efficiently utilize our fleet, labor and real estate, which has broadened the initial scope of Project Summit.

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We now expect the total program benefits associated with Project Summit to be fully realized exiting 2021. Including the expanded scope of Project Summit, we now estimate that the implementation of Project Summit will result in total costs of approximately $450,000, which includes operating expenditures (“Restructuring Charges”) and capital expenditures. During the three months ended March 31, 2020, we incurred $41,046 of Restructuring Charges, primarily related to employee severance costs and professional fees.

Restructuring Charges included in the accompanying Condensed Consolidated Statement of Operations by segment for the three months ended March 31, 2020 and from the inception of Project Summit through March 31, 2020 are as follows:

	Three Months Ended March 31, 2020	From the inception of Project Summit through March 31, 2020
Global RIM Business	$8,288	$30,188
Global Data Center Business	187	493
Corporate and Other Business	32,571	58,962
Restructuring Charges	$41,046	$89,643

A rollforward of the accrued Restructuring Charges associated with Project Summit in our Condensed Consolidated Balance Sheet during the three months ended March 31, 2020 is as follows:

Restructuring Charges
Balance as of December 31, 2019	$17,777
Amounts accrued	41,046
Payments	(22,282)
Other, including currency translation adjustments	(2,952)
Balance as of March 31, 2020	$33,589

10.	Subsequent Events

On May 5, 2020, we declared a dividend to our stockholders of record as of June 15, 2020 of $0.6185 per share, payable on July 2, 2020.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2020, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 13, 2020 (our "Annual Report").

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected change in volume of records stored with us, (3) expectations that profits will increase in our growth portfolio, including our higher-growth markets, and that our growth portfolio will become a larger part of our business over time, (4) expectations related to our revenue management programs and continuous improvement initiatives, (5) expectations related to our leverage ratio and capital requirements, (6) expected ability to identify and complete acquisitions and drive returns on invested capital, (7) anticipated capital expenditures, (8) expectations and assumptions regarding the possible impact from the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows and the goodwill associated with our reporting units and (9) expected benefits, costs and actions related to, and timing of, Project Summit (as defined and discussed below). These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

•
the severity and duration of the COVID-19 pandemic and its effects on the global economy, including its effects on us, the markets we serve and our customers and the third parties with whom we do business within those markets;

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

Additional risks and facts that may affect us, including as a result of the COVID-19 pandemic, are set forth in our filings with the SEC, including under "Item 1A. Risk Factors" in this Quarterly Report and our Annual Report.

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

Overview

The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2020 within each section.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and the World Health Organization subsequently declared COVID-19 a pandemic. This has resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and the quarantining of people who may have been exposed to the virus. We have temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees, which have disrupted how we operate our business. The preventative and protective actions that the governments have ordered, or we have implemented as an organization, have resulted in a period of reduced operations and business disruption for us, our customers and other third parties with which we do business. The effects of the pandemic, including the effects on the economy, and the preventative and protective actions experienced to date include, but are not limited to, a decline in our service revenues, limited delays in cash collections from customers and the incurrence of incremental costs as a result of such protective actions. The broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows remain uncertain and difficult to predict as information is rapidly evolving, and the severity and duration of the COVID-19 pandemic is still unknown, as is our visibility to the COVID-19 pandemic’s effect on the markets we serve and our customers within those markets.

Project Summit

In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit"). Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. We are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals as part of Project Summit. Since Project Summit was announced, we have identified additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology capabilities to enable us to adjust our service delivery model and more efficiently utilize our fleet, labor and real estate, which has broadened the initial scope of Project Summit.

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We now expect the total program benefits associated with Project Summit to be fully realized exiting 2021. Including the expanded scope of Project Summit described above, we now estimate that Project Summit will improve annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, an increase from our original estimate of $200.0 million. In addition, we now expect Project Summit to improve annual Adjusted EBITDA by approximately $150.0 million in 2020, an increase from our original estimate of $80.0 million. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.

Including the expanded scope of Project Summit described above, we now estimate that the implementation of Project Summit will result in total costs (including operating expenditures ("Restructuring Charges") and capital expenditures) of approximately $450.0 million, a $210.0 million increase from our original estimate of $240.0 million, of which we expect to incur $240.0 million in 2020. The following table presents (in thousands) the total costs related to Project Summit, comprised of Restructuring Charges, primarily related to employee severance costs and professional fees, and capital expenditures for both the three months ended March 31, 2020 and from the inception of Project Summit through March 31, 2020.

	For the Three Months Ended March 31, 2020	From the inception of Project Summit through March 31, 2020
Restructuring Charges	$41,046	$89,643
Capital Expenditures associated with Project Summit	1,278	1,278
Total	$42,324	$90,921

See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on the Restructuring Charges.

During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments and reporting units, as discussed in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. As a result of the managerial structure changes associated with Project Summit, we now have the following reportable operating segments: (i) Global Records and Information Management ("Global RIM") Business (which consists of our former North American Records and Information Management Business (excluding our technology escrow services business, which is now included as a component of our Corporate and Other Business), North American Data Management Business, Western European Business and Other International Business segments); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses and our technology escrow services business). As a result of these changes, previously reported segment information has been restated to conform to the current presentation.

Change in Presentation

We have historically classified our significant acquisition costs which represent operating expenditures associated with (1) the acquisition of Recall Holdings Limited ("Recall") that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the acquisition of IO Data Centers, LLC ("IODC") (collectively, "Significant Acquisition Costs"), as components of Selling, general and administrative expenses and Cost of Sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior period has been confirmed to this presentation.

There were no Significant Acquisition Costs for the three months ended March 31, 2020 as all of the costs associated with the Recall Transaction and IODC were incurred as of December 31, 2019. Significant Acquisition Costs for the three months ended March 31, 2019 was approximately $2.7 million.

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

Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2019 results at the 2020 average exchange rates. Constant currency growth rates are a non-GAAP measure.

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Three Months Ended March 31,		Average Exchange Rates for the Three Months Ended March 31,		Percentage Strengthening / (Weakening) of Foreign Currency
	2020	2019	2020	2019
Australian dollar	3.1%	3.4%	$0.658	$0.712	(7.6)%
Brazilian real	2.2%	2.7%	$0.226	$0.265	(14.7)%
British pound sterling	6.1%	6.6%	$1.280	$1.302	(1.7)%
Canadian dollar	5.6%	5.8%	$0.746	$0.752	(0.8)%
Euro	7.2%	7.5%	$1.103	$1.136	(2.9)%

The percentage of United States dollar-reported revenues for all other foreign currencies was 14.0% and 12.7% for the three months ended March 31, 2020 and 2019, respectively.

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

Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (Loss) from Continuing Operations	$64,892	$30,476
Add/(Deduct):
Provision (Benefit) for Income Taxes	9,687	10,553
Other (Income) Expense, Net	(42,726)	15,210
Interest Expense, Net	105,649	102,436
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,055)	602
Depreciation and amortization	162,584	162,483
Significant Acquisition Costs	—	2,746
Restructuring Charges	41,046	—
Intangible impairments	23,000	—
Adjusted EBITDA	$363,077	$324,506

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2020	2019
Reported EPS—Fully Diluted from Continuing Operations	$0.22	$0.10
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—
Other (Income) Expense, Net	(0.15)	0.05
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	—
Significant Acquisition Costs	—	0.01
Restructuring Charges	0.14	—
Intangible impairments	0.08	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.02)	—
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.27	$0.17
_______________________________________________________________

(1)
The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2020 and 2019 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2020 and 2019 was 17.1% and 18.9%, respectively.

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

Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$64,892	$30,452
Add/(Deduct):
Real Estate Depreciation(1)	76,587	73,079
Gains on Sale of Real Estate, Net of Tax	(492)	—
Data Center Lease-Based Intangible Assets Amortization(2)	11,353	12,609
FFO (Nareit)	152,340	116,140
Add/(Deduct):
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(244)	602
Other (Income) Expense, Net(3)	(42,726)	15,210
Real Estate Financing Lease Depreciation	3,163	3,504
Significant Acquisition Costs	—	2,746
Restructuring Charges	41,046	—
Intangible impairments	23,000	—
Tax Impact of Reconciling Items and Discrete Tax Items(4)	(6,812)	(709)
Loss (Income) from Discontinued Operations, Net of Tax(5)	—	24
FFO (Normalized)	$169,767	$137,517
_______________________________________________________________

(1)
Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.

(2)
Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as discussed in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.

(3)
Includes foreign currency transaction (gains) losses, net of $(37.4) million and $17.7 million for the three months ended March 31, 2020 and 2019, respectively. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $0.0 million and $(0.6) million for the three months ended March 31, 2020 and 2019, respectively.

(5)	Net of a de minimis tax benefit for the three months ended March 31, 2020 and 2019.

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

Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein and should be read in conjunction with the disclosure below which addresses updates in light of the COVID-19 pandemic.

Impairment of Tangible and Intangible Assets

Goodwill and other indefinite-lived intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2019 and concluded that as of October 1, 2019 goodwill was not impaired. As of December 31, 2019, no factors were identified that would alter our October 1, 2019 goodwill impairment analysis. Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first three months of 2020 (which are described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) has been incorporated into our reporting units as they existed as of December 31, 2019. There were no other changes to the composition of our reporting units for the three months ended March 31, 2020.

During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. As a result of the interim goodwill impairment test, we concluded that the fair value of the Fine Arts reporting unit was less than its carrying value, primarily due to near-term revenue declines that are unable to be fully mitigated by the cost reduction measures we have taken. Therefore, we recorded a $23.0 million impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. The remaining goodwill for this reporting unit as of March 31, 2020, is approximately $15.0 million. As disclosed in our Annual Report, our Global Data Center reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. At March 31, 2020, we determined we did not have a triggering event requiring an interim impairment test on the goodwill associated with our Global Data Center reporting unit. Additionally, we concluded that, as of March 31, 2020, we did not have a triggering event requiring an interim impairment test on the goodwill associated with our other reporting units.

Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples. There are inherent uncertainties and judgments involved when determining the fair value of our reporting units for purposes of our annual impairment testing or upon a triggering event. The success of each of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors, which may be impacted by the economic effects of the COVID-19 pandemic. Such factors include, but are not limited to: (i) our ability to maintain, or grow, storage rental and service revenues in line with current expectations and (ii) our ability to manage our fixed and variable costs in line with potential future revenue declines. These factors are incremental to those previously outlined in our Annual Report, which included, but were not limited to: (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions. In addition, the discount rates utilized in our valuation models could be impacted by changes in the underlying interest rates and risk premiums which could also result in future goodwill impairments. However, the duration and severity of the COVID-19 pandemic, as well as the related economic impact on both our business and the businesses of our customers, remain uncertain as of the filing of this Quarterly Report. As such, the current assumptions we used in determining the fair values of our reporting units may materially change as we gain additional visibility into the impact to our business and our customers’ businesses. If our reporting units are not able to meet the assumptions we used in the Discounted Cash Flow Model, or there are any future adverse market conditions that are not currently known or are more severe than we currently expect, including relating to the COVID-19 pandemic, it could lead to a fair value that is less than the carrying value in any one of our reporting units and cause future goodwill impairments.

Recent Accounting Pronouncements

See Note 2.l. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently issued accounting pronouncements, including those recently adopted.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2020	2019
Revenues	$1,068,731	$1,053,863	$14,868	1.4%
Operating Expenses	931,229	895,188	36,041	4.0%
Operating Income	137,502	158,675	(21,173)	(13.3)%
Other Expenses, Net	72,610	128,199	(55,589)	(43.4)%
Income from Continuing Operations	64,892	30,476	34,416	112.9%
(Loss) Income from Discontinued Operations, Net of Tax	—	(24)	24	(100.0)%
Net Income	64,892	30,452	34,440	113.1%
Net Income (Loss) Attributable to Noncontrolling Interests	917	891	26	2.9%
Net Income Attributable to Iron Mountain Incorporated	$63,975	$29,561	$34,414	116.4%
Adjusted EBITDA(1)	$363,077	$324,506	$38,571	11.9%
Adjusted EBITDA Margin(1)	34.0%	30.8%
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

REVENUES
Consolidated revenues consist of the following (in thousands):

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2020	2019
Storage Rental	$683,547	$662,974	$20,573	3.1%	4.9%	3.0%
Service	385,184	390,889	(5,705)	(1.5)%	0.3%	(2.3)%
Total Revenues	$1,068,731	$1,053,863	$14,868	1.4%	3.2%	1.0%
________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2019 results at the 2020 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three months ended March 31, 2020, the increase in reported consolidated storage rental revenues was driven by consolidated organic storage rental revenue growth and the favorable impact of acquisitions/divestitures, partially offset by unfavorable fluctuations in foreign currency exchange rates. The net impact of acquisitions/divestitures contributed 1.9% to the reported storage rental revenue growth rates for the three months ended March 31, 2020 compared to the prior year period, primarily driven by acquisitions in our Global RIM Business segment. While our core storage business remains stable in spite of the COVID-19 pandemic, we have experienced some decreases in new storage volume. Organic storage rental revenue growth of 3.0% in the three months ended March 31, 2020 compared to the prior year period was driven by organic storage rental revenue growth of 2.1% in our Global RIM Business segment primarily driven by revenue management. Organic storage rental revenue growth in our Global Data Center Business segment was 8.7% for the three months ended March 31, 2020 compared to the prior year period, primarily related to increased customer leasing activity. Excluding the impact of acquisitions/divestitures, our Global RIM Business segment net volumes as of March 31, 2020 decreased by 0.6% over the ending volume as of March 31, 2019. Including the impact of acquisitions/divestitures, our Global RIM Business segment net volumes as of March 31, 2020 increased by 2.2% over the ending volume as of March 31, 2019. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the three months ended March 31, 2020 by 1.8%, compared to the prior year period.

Service Revenues

In the three months ended March 31, 2020, the decrease in reported consolidated service revenues was driven by negative organic service revenue growth and unfavorable fluctuations in foreign currency exchange rates, partially offset by the favorable impact of acquisitions/divestitures. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate for the three months ended March 31, 2020 by 1.8%, compared to the prior year period. Our reported consolidated service revenues during the three months ended March 31, 2020 also was impacted by the COVID-19 pandemic. Our operations in countries, such as China, that saw a peak in COVID-19 cases during the three months ended March 31, 2020, are limited, and as a result, the majority of our business did not experience service revenue declines until mid-to-late March 2020. However, we did experience decreases, primarily in our service activity, and particularly in regions where governments have imposed restrictions on non-essential business operations. In April 2020, we experienced service activity declines of approximately 40% when compared to April 2019. In the three months ended March 31, 2020, organic service revenue growth was negative 2.3% compared to the prior year period, primarily driven by negative organic service revenue growth of 1.8% in our Global RIM Business segment reflecting lower recycled paper prices and reduced retrieval/re-file and related transportation activity, partially offset by growth in our secure shredding revenue and increased project activity. The net impact of acquisitions/divestitures contributed 2.6% to the reported service revenue growth rates for the three months ended March 31, 2020, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues increased $14.9 million, or 1.4%, to $1,068.7 million for the three months ended March 31, 2020 from $1,053.9 million for three months ended March 31, 2019. The net impact of acquisitions/divestitures contributed 2.2% to the reported consolidated revenue growth rate for the three months ended March 31, 2020 compared to the prior year period. Consolidated organic revenue growth was 1.0% in the three months ended March 31, 2020 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the three months ended March 31, 2020 by 1.8%, compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2018			2019				2020
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Rental Revenue	1.9%	2.3%	1.9%	2.0%	2.4%	3.0%	2.5%	3.0%
Service Revenue	7.6%	7.1%	6.1%	1.8%	(2.0)%	(3.0)%	(0.7)%	(2.3)%
Total Revenues	4.1%	4.1%	3.5%	1.9%	0.7%	0.7%	1.3%	1.0%

During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 3.0%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth were benefited by (i) 0.3% and 0.2%, respectively, for the second quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment, (ii) 0.3% and 0.2%, respectively, for the third quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment and (iii) 0.3% and 0.2%, respectively, for the fourth quarter of 2019 related to a $2.0 million customer lease modification fee in our Global Data Center Business segment. Our organic storage rental revenue growth rates have increased over the past two fiscal years, as organic storage rental revenue growth for full year 2018 and 2019 was 2.4% and 2.5%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and 2019, we experienced relatively steady net volume in our Global RIM Business segment, with organic storage rental revenue growth coming primarily from revenue management. While our core storage business remains stable in spite of the COVID-19 pandemic, we have experienced some decreases in new storage volume. The impact that the pandemic will have on our future organic storage rental revenue growth remains uncertain and will be dependent on the severity and duration of the COVID-19 pandemic.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our Global RIM Business segment. The increases in organic service revenue growth rates of 7.6%, 7.1% and 6.1% in the second, third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8%, negative 2.0%, negative 3.0% and negative 0.7% for the first, second, third and fourth quarters of 2019, respectively, reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. Organic service revenue growth declined to negative 2.3% in the first quarter of 2020, reflecting continued weakness in recycled paper prices and to a lesser extent, recycled paper volume decline. The severity of future service level declines are currently uncertain and are dependent on the duration and severity of the COVID-19 pandemic, the resulting government and business actions and the duration and strength of any ensuing economic recovery that may follow, specifically within the markets in which we operate and among our customers. As restrictions associated with the COVID-19 pandemic are relaxed, we expect our service activity levels to gradually return. However, we expect the declines in organic service revenue growth rates to continue into the second quarter and potentially beyond.

OPERATING EXPENSES

COVID-19

A significant portion of our cost base is fixed, particularly with regard to our storage business. However, at lower service activity levels, we do have a number of options to manage our costs and capital expenditures. In light of the COVID-19 pandemic, we have taken certain actions, which were initiated in late March 2020 but primarily took place in April 2020, including, but not limited to: (i) the termination of nearly all of our temporary and contract workers; (ii) reductions in our full-time and part-time work forces; (iii) the introduction of furloughs, reduced hours or other temporary reduction measures impacting approximately one-third of our global workforce; (iv) the deferral of certain previously planned non-essential capital investments and (v) the implementation of a temporary freeze on future acquisitions. While we have implemented cost savings measures to address the decreased level of service activity, we continue to incur costs, such as labor, vehicle and facility costs for service operations that are not being fully utilized, as well as increased costs due to COVID-19-related actions such as heightened safety and cleaning procedures and the purchase of personal protective equipment for employees. In addition, we can provide no assurance that the cost savings measures we have taken, or may take in future periods, will be sufficient to offset any future service level declines, and we continue to evaluate additional cost saving measures as additional information regarding the COVID-19 pandemic and the related economic downturn become known.

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
Labor	$203,846	$205,291	$(1,445)	(0.7)%	1.6%	19.1%	19.5%	(0.4)%
Facilities	184,532	174,719	9,813	5.6%	7.6%	17.3%	16.6%	0.7%
Transportation	38,938	41,040	(2,102)	(5.1)%	(3.5)%	3.6%	3.9%	(0.3)%
Product Cost of Sales and Other	39,605	39,596	9	—%	2.6%	3.7%	3.8%	(0.1)%
Total Cost of Sales	$466,921	$460,646	$6,275	1.4%	3.5%	43.7%	43.7%	—%

Labor

Labor expenses decreased to 19.1% of consolidated revenues in the three months ended March 31, 2020 compared to 19.5% in the three months ended March 31, 2019. The decrease in labor expenses as a percentage of consolidated revenues was primarily driven by lower labor expenses in our Global RIM Business segment, partially attributable to benefits from Project Summit and ongoing cost management actions. On a constant dollar basis, labor expenses for the three months ended March 31, 2020 increased by $3.2 million, or 1.6%, compared to the prior year period, primarily driven by recent acquisitions in our Global RIM Business segment.

Facilities

Facilities expenses increased to 17.3% of consolidated revenues in the three months ended March 31, 2020 compared to 16.6% in the three months ended March 31, 2019. The 70 basis point increase in facilities expenses as a percentage of consolidated revenues was driven by increases in rent expense, in part due to recent acquisitions in our Global RIM Business segment, as well as property taxes and insurance, partially offset by lower building maintenance costs. On a constant dollar basis, facilities expenses for the three months ended March 31, 2020 increased by $13.0 million, or 7.6%, compared to the prior year period.

Transportation

Transportation expenses decreased to 3.6% of consolidated revenues in the three months ended March 31, 2020 compared to 3.9% in the three months ended March 31, 2019. The decrease in transportation expenses as a percentage of consolidated revenues was primarily driven by lower third-party carrier costs, in part due to lower service revenue activity levels. On a constant dollar basis, transportation expenses for the three months ended March 31, 2020 decreased by $1.4 million, or 3.5%, compared to the prior year period.

Product Cost of Sales and Other

Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues, were 3.7% of consolidated revenues for the three months ended March 31, 2020 compared to 3.8% in the three months ended March 31, 2019. On a constant dollar basis, product cost of sales and other increased by $1.0 million, or 2.6%, compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
General and Administrative	$129,198	$151,332	$(22,134)	(14.6)%	(13.2)%	12.1%	14.4%	(2.3)%
Sales, Marketing and Account Management	59,459	66,170	(6,711)	(10.1)%	(8.8)%	5.6%	6.3%	(0.7)%
Information Technology	43,879	46,171	(2,292)	(5.0)%	(4.0)%	4.1%	4.4%	(0.3)%
Bad Debt Expense	6,197	5,038	1,159	23.0%	23.5%	0.6%	0.5%	0.1%
Total Selling, General and Administrative Expenses	$238,733	$268,711	$(29,978)	(11.2)%	(9.8)%	22.3%	25.5%	(3.2)%

General and Administrative

General and administrative expenses decreased to 12.1% of consolidated revenues in the three months ended March 31, 2020 compared to 14.4% in the three months ended March 31, 2019. The decrease in general and administrative expenses as a percentage of consolidated revenues was driven by benefits from Project Summit and ongoing cost management actions. On a constant dollar basis, general and administrative expenses for the three months ended March 31, 2020 decreased by $19.6 million, or 13.2%, compared to the prior year period.

Sales, Marketing and Account Management

Sales, marketing and account management expenses decreased to 5.6% of consolidated revenues in the three months ended March 31, 2020 compared to 6.3% in the three months ended March 31, 2019. The decrease in sales, marketing and account management expenses as a percentage of consolidated revenues was driven by benefits from Project Summit and ongoing cost management actions. On a constant dollar basis, sales, marketing and account management expenses for the three months ended March 31, 2020 decreased by $5.7 million, or 8.8%, compared to the prior year period.

Information Technology

Information technology expenses decreased to 4.1% of consolidated revenues in the three months ended March 31, 2020 compared to 4.4% in the three months ended March 31, 2019. The decrease in information technology expenses as a percentage of consolidated revenues was driven by benefits from Project Summit and ongoing cost management actions. On a constant dollar basis, information technology expenses for the three months ended March 31, 2020 decreased by $1.8 million, or 4.0%, compared to the prior year period.

Bad Debt Expense

We maintain an allowance for doubtful accounts based on reasonable and supportable forecasts for expected future collectability of our outstanding receivables that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic and macroeconomic conditions, and specific circumstances of individual receivable balances. We continually monitor our customers' payment activity and make adjustments to the allowance as necessary. Bad debt expense for the three months ended March 31, 2020 increased by $1.2 million on a constant dollar basis compared to the prior year period, primarily driven by higher bad debt expense in our Global RIM Business segment.

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

Depreciation expense decreased $0.9 million, or 0.8%, on a reported dollar basis for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.

Amortization expense increased $1.0 million, or 2.1%, on a reported dollar basis for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Restructuring Charges

Restructuring Charges for the three months ended March 31, 2020 were approximately $41.0 million and primarily consisted of employee severance costs and professional fees associated with Project Summit.

Intangible impairments

The intangible impairment charge for the three months ended March 31, 2020 was $23.0 million and related to the write-down of goodwill associated with our Fine Arts reporting unit, as discussed above.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $3.2 million, or 3.1%, to $105.6 million in the three months ended March 31, 2020 from $102.4 million in the three months ended March 31, 2019. This increase was a result of higher average debt outstanding during the three months ended March 31, 2020. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended March 31,		Dollar Change
	2020	2019
Foreign currency transaction (gains) losses, net	$(37,399)	$17,697	$(55,096)
Other, net	(5,327)	(2,487)	(2,840)
Other (Income) Expense, Net	$(42,726)	$15,210	$(57,936)
Foreign Currency Transaction (Gains) Losses

We recorded net foreign currency transaction gains of $37.4 million in the three months ended March 31, 2020, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2019 on our intercompany balances with and between certain of our subsidiaries.

We recorded net foreign currency transaction losses of $17.7 million in the three months ended March 31, 2019, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.

Other, net

Included in Other, net is a gain of approximately $10.0 million recorded in connection with our acquisition of the remaining 75% equity interest in OSG Records Management (Europe) Limited ("OSG" and such acquisition, the "OSG Acquisition"), as our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition, which is partially offset by losses on certain of our equity method investments.

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

Our effective tax rates for the three months ended March 31, 2020 and 2019 were 13.0% and 25.7%, respectively. The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2020 and 2019 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA

The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2020	2019
Income (Loss) from Continuing Operations	$64,892	$30,476	$34,416	112.9%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	6.1%	2.9%
Adjusted EBITDA	$363,077	$324,506	$38,571	11.9%
Adjusted EBITDA Margin	34.0%	30.8%

Consolidated Adjusted EBITDA for the three months ended March 31, 2020 increased by $38.6 million, or 11.9%, and consolidated Adjusted EBITDA Margin increased by 320 basis points compared to the same prior year period, primarily due to lower selling, general and administrative expenses reflecting benefits from Project Summit and ongoing cost management actions.

Segment Analysis (in thousands)

See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.

Global RIM Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$590,013	$575,773	$14,240	2.5%	4.5%	2.1%
Service	366,406	370,110	(3,704)	(1.0)%	0.9%	(1.8)%
Segment Revenue	$956,419	$945,883	$10,536	1.1%	3.1%	0.6%
Segment Adjusted EBITDA(1)	$391,972	$365,836	$26,136
Segment Adjusted EBITDA Margin(2)	41.0%	38.7%
_______________________________________________________________

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

For the three months ended March 31, 2020, reported revenue in our Global RIM Business segment increased 1.1%, compared to the three months ended March 31, 2019, due to organic revenue growth and the favorable net impact of acquisitions/dispositions, partially offset by unfavorable fluctuations in foreign currency exchange rates. Organic revenue growth of 0.6% was primarily the result of organic storage rental revenue growth of 2.1% driven by revenue management. In addition, negative organic service revenue growth of 1.8% was driven by lower recycled paper prices and reduced retrieval/re-file and related transportation activity, partially offset by growth in our secure shredding revenue and increased project activity. The net impact of acquisitions/divestitures contributed 2.5% to the reported revenue growth rate for the three months ended March 31, 2020, compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the three months ended March 31, 2020 by 2.0%, compared to the prior year period. Adjusted EBITDA Margin increased 230 basis points during the three months ended March 31, 2020 compared to the prior year period, primarily driven by lower selling, general and administrative expenses reflecting benefits from Project Summit and ongoing cost management actions.

Global Data Center Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$64,595	$59,718	$4,877	8.2%	8.6%	8.7%
Service	2,762	1,818	944	51.9%	52.3%	53.4%
Segment Revenue	$67,357	$61,536	$5,821	9.5%	9.9%	9.9%
Segment Adjusted EBITDA(1)	$30,895	$26,011	$4,884
Segment Adjusted EBITDA Margin(2)	45.9%	42.3%
_______________________________________________________________

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

For the three months ended March 31, 2020, reported revenue in our Global Data Center Business segment increased 9.5% compared to the three months ended March 31, 2019, due to organic revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. Organic storage rental revenue growth in our Global Data Center Business segment was 8.7% for the three months ended March 31, 2020 compared to the prior year period, reflecting increased customer leasing activity. Adjusted EBITDA Margin increased 360 basis points during the three months ended March 31, 2020 compared to the prior year period primarily due to ongoing cost management actions.

Corporate and Other Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$28,939	$27,483	$1,456	5.3%	5.5%	8.1%
Service	16,016	18,961	(2,945)	(15.5)%	(14.8)%	(17.1)%
Segment Revenue	$44,955	$46,444	$(1,489)	(3.2)%	(2.8)%	(2.2)%
Segment Adjusted EBITDA(1)	$(59,790)	$(67,341)	$7,551
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(5.6)%	(6.4)%
_______________________________________________________________

(1)
See "Non-GAAP Measures—Adjusted EBITDA" in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

For the three months ended March 31, 2020, reported revenue in our Corporate and Other Business segment decreased 3.2% compared to the prior year period, primarily due to negative organic service revenue growth. The negative service revenue organic growth reflects lower service activity levels in our Fine Arts business. Adjusted EBITDA in our Corporate and Other Business segment increased $7.6 million for the three months ended March 31, 2020 compared to the prior year period reflecting benefits from Project Summit and ongoing cost management actions.

Liquidity and Capital Resources

COVID-19

While we have broad geographic and customer diversification with operations in more than 50 countries, and no single customer accounting for more than 1% of our revenue during the three months ended March 31, 2020, COVID-19 is a global pandemic impacting numerous industries and geographies. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. We continue to monitor the credit worthiness of our customers and customer payment trends, as well as the related impact on our liquidity.

Project Summit

As disclosed above, in October 2019, we announced Project Summit. We now estimate that the implementation of Project Summit will result in total costs of $450.0 million. During the three months ended March 31, 2020, we incurred approximately $42.3 million of costs related to Project Summit which were comprised of $41.0 million of Restructuring Charges, primarily related to employee severance costs and professional fees, and $1.3 million of capital expenditures.

Cash Flows

The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2020	2019
Cash Flows from Operating Activities - Continuing Operations	$125,415	$117,067
Cash Flows from Investing Activities - Continuing Operations	(231,171)	(311,217)
Cash Flows from Financing Activities - Continuing Operations	73,758	187,736
Cash and Cash Equivalents, including Restricted Cash, End of Period	152,684	161,475

a.    Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash flows provided by operating activities increased by $8.3 million compared to the prior year period, primarily due to a decrease in cash used in working capital of $13.1 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses, partially offset by a decrease in net income (including non-cash charges) of $4.8 million.

b.    Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2020 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $118.1 million, primarily funded by borrowings under our revolving credit facility (the "Revolving Credit Facility").

•
We paid cash for capital expenditures of $97.1 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending are included in the Capital Expenditures section below.

•
We acquired customer relationships and incurred both (i) customer inducements (which consist primarily of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the three months ended March 31, 2020 of $1.7 million, $4.3 million and $11.1 million, respectively.

c.    Cash Flows from Financing Activities

Our significant financing activities during the three months ended March 31, 2020 included:

•	Net proceeds of $268.7 million primarily associated with borrowings under our Revolving Credit Facility.

•	Payment of dividends in the amount of $181.3 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the three months ended March 31, 2020 and 2019, organized by the type of the spending as described in our Annual Report (in thousands):

	Three Months Ended March 31,

Nature of Capital Spend	2020	2019
Growth Investment Capital Expenditures:
Real Estate	$17,431	$14,836
Non-Real Estate	6,739	8,825
Data Center	36,952	131,078
Innovation	99	4,781
Total Growth Investment Capital Expenditures	61,221	159,520
Recurring Capital Expenditures:
Real Estate	7,435	10,699
Non-Real Estate	4,120	4,496
Data Center	1,449	662
Total Recurring Capital Expenditures	13,004	15,857
Total Capital Spend (on accrual basis)	74,225	175,377
Net increase (decrease) in prepaid capital expenditures	1,335	1,069
Net decrease (increase) in accrued capital expenditures	21,584	8,319
Total Capital Spend (on cash basis)	$97,144	$184,765

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with Project Summit, we expect our recurring capital expenditures on real estate and non-real estate, as well as non-real estate growth investment capital expenditures, to be approximately $90.0 million to $110.0 million, our capital expenditures on our Global Data Center Business to be approximately $275.0 million and our capital expenditures on real estate growth investment and innovation to be approximately $90.0 million to $115.0 million in the year ending December 31, 2020.

Dividends

On May 5, 2020, we declared a dividend to our stockholders of record as of June 15, 2020 of $0.6185 per share, payable on July 2, 2020.

Financial Instruments and Debt

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment as of March 31, 2020 is related to cash and cash equivalents. See Note 2.i. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.

Long-term debt as of March 31, 2020 is as follows (in thousands):

	March 31, 2020
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$645,603	$(11,205)	$634,398
Term Loan A	225,000	—	225,000
Term Loan B	684,702	(7,181)	677,521
Australian Dollar Term Loan	197,454	(1,937)	195,517
UK Bilateral Revolving Credit Facility	173,246	(1,557)	171,689
4 3/8% Senior Notes due 2021(1)	500,000	(2,006)	497,994
6% Senior Notes due 2023(1)	600,000	(3,752)	596,248
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	176,414	(1,776)	174,638
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes)(1)	1,000,000	(6,065)	993,935
3% Euro Senior Notes due 2025(1)	330,016	(3,302)	326,714
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	494,988	(5,218)	489,770
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,649)	247,351
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(10,664)	989,336
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes")(1)	825,000	(9,447)	815,553
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(13,742)	986,258
Real Estate Mortgages, Financing Lease Liabilities and Other	494,573	(297)	494,276
Accounts Receivable Securitization Program	270,562	(241)	270,321
Mortgage Securitization Program	50,000	(945)	49,055
Total Long-term Debt	8,917,558	(81,984)	8,835,574
Less Current Portion	(127,557)	—	(127,557)
Long-term Debt, Net of Current Portion	$8,790,001	$(81,984)	$8,708,017
_______________________________________________________________

(1)	Collectively, the "Parent Notes".

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275.0 million to $300.0 million and (ii) extend the maturity date from July 30, 2020 to July 31, 2021, at which point all obligations become due. As a result, the full amount outstanding is classified within the long-term portion of long-term debt in our Condensed Consolidated Balance Sheet as of March 31, 2020. The interest rate in effect as of March 31, 2020 was 2.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of December 31, 2019. The maximum available borrowings is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

Letters of Credit

As of March 31, 2020, we had outstanding letters of credit totaling $35.2 million, of which $4.9 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between April 2020 and January 2033.

Debt Covenants

The Credit Agreement (as defined in Note 5 to Notes of Condensed Consolidated Financial Statements included in this Quarterly Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, net total lease adjusted leverage ratio and net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a bond leverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. The calculation of financial performance under the Credit Agreement and the 4 7/8% Notes due 2029 includes (subject to specified exceptions and caps), for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) to exclude the effects of events that are extraordinary, unusual or non-recurring, such as the COVID-19 pandemic.

Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2020 and December 31, 2019, as well as our leverage ratio under our indentures as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.6	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.4	2.3	Maximum allowable of 4.0
Bond leverage ratio (not lease adjusted)	5.9	5.9	Maximum allowable of 6.5-7.0(1)
Fixed charge coverage ratio	2.2	2.2	Minimum allowable of 1.5
______________________________________________________________

(1)
The maximum leverage ratio permitted under our indentures for the 4 7/8% Notes due 2029, the 4 7/8% Notes due 2027, the GBP Notes and the 5 1/4% Notes is 7.0, while the maximum leverage ratio permitted under the indentures pertaining to our remaining senior and senior subordinated notes is 6.5. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio exceeding the maximum permitted ratio under our indentures and still remain in compliance with the covenant.

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

Supplemental Guarantor Information

In March 2020, the SEC released Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Rule 33-10762”). Rule 33-10762 simplifies the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The amendments in Rule 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Rule 33-10762 effective for the period ending March 31, 2020.

The Parent Notes, the CAD Notes, the GBP Notes, and the 5 3/8% Notes (collectively, the "Notes") are guaranteed on an unsecured basis by IMI's wholly owned U.S. subsidiaries that represent the substantial majority of its U.S. operations (the "Guarantors"). In addition, IMI guarantees the CAD Notes, which were issued by Iron Mountain Canada Operations ULC ("Canada Company"), the GBP Notes, which were issued by Iron Mountain (UK) PLC ("IM UK"), and the 5 3/8% Notes, which were issued by Iron Mountain US Holdings, Inc., which is one of the Guarantors. The guarantees of the Notes by the Guarantors and IMI are joint and several and full and unconditional. IMI's subsidiaries that do not guarantee the Parent Notes, the CAD Notes, the GBP Notes, and the 5 3/8% Notes are referred to below as the Non-Guarantors.

The Notes and the guarantees thereof, other than the 5 3/4% Notes and the guarantees thereof, are unsecured senior debt obligations and rank pari passu in right of payment with all existing and future senior debt of IMI and the Guarantors (and Canada Company and IM UK in the case of the CAD Notes and the GBP Notes, respectively) and rank senior in right of payment to all existing and future subordinated debt of IMI and the Guarantors (and Canada Company and IM UK in the case of the CAD Notes and the GBP Notes, respectively). The 5 3/4% Notes and guarantees thereof are unsecured senior subordinated obligations and rank behind all of IMI's and the Guarantors' current and future senior indebtedness, pari passu with IMI's and the Guarantors' future senior subordinated indebtedness and senior in right of payment to all existing and future subordinated debt of IMI and the Guarantors. The Notes and the guarantees by the Guarantors are effectively subordinated to IMI's, Canada Company's, IM UK's and the Guarantors' secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to the indebtedness and other liabilities of the Non-Guarantors. The Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor. Any right that IMI or the Guarantors have to receive any assets of any of the Non-Guarantors upon the bankruptcy, liquidation or reorganization of any Non-Guarantor, and, consequently, the rights of holders of the Notes to realize proceeds from the bankruptcy, liquidation or reorganization of any Non-Guarantor, would be effectively subordinated to the claims of such Non-Guarantors' creditors, including trade creditors, and holders of preferred equity interests, if any, of such Non-Guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantors, the Non-Guarantors will pay the holders of their debts, including trade creditors, and holders of preferred equity interests, if any, before they will be able to distribute any of their assets to IMI or any of the Guarantors.

The indentures governing the Notes (the "Indentures") generally provide that the guarantees of a Guarantor will automatically be released, in the event certain conditions as defined in the Indentures being met, including, but not limited to, (i) the sale or other disposition of capital stock or all or substantially all of the assets of a Guarantor by way of consolidation, merger or otherwise to a person that is not (either before or after giving effect to such transaction) IMI or a restricted subsidiary, as defined in the applicable Indenture; and (ii) if IMI designates any restricted subsidiary that is a Guarantor as an unrestricted subsidiary in accordance with the terms of the applicable Indenture.

The following tables present summarized financial information for IMI and the Guarantor entities, on a combined basis after elimination of (i) intercompany transactions and balances among IMI and the Guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a Non-Guarantor:

	March 31, 2020	December 31, 2019
Current Assets(1)	$702,492	$675,960
Non-Current Assets	7,743,441	7,805,611
Current Liabilities	986,766	1,048,650
Non-Current Liabilities	7,897,015	7,680,961

Three Months Ended March 31, 2020
Total Revenues(2)	$661,755
Total Operating Expenses(3)	598,321
Operating Income	63,434
(Loss) Income from Continuing Operations	(9,146)
Net (Loss) Income	(9,146)
Net (Loss) Income Attributable to Iron Mountain Incorporated	(9,146)
______________________________________________________________

(1)	Current assets include intercompany receivables due from the Non-Guarantors of approximately $333.7 million and $319.8 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Included in total revenues during the three months ended March 31, 2020 are revenues of approximately $1.2 million generated from the Non-Guarantors.

(3)	Included in total operating expenses during the three months ended March 31, 2020 are cost of sales of $4.8 million incurred in their transactions with the Non-Guarantors.

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

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $110.0 million at an interest rate of 6.0% for approximately 99.1 million Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. We have designated these cross-currency swap agreements as net investment hedges.

See Note 3 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information on our derivative instruments.

Equity Financing

As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). During the three months ended March 31, 2020, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of March 31, 2020, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

Acquisitions

See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2020 acquisitions.

a.    OSG Acquisition

On January 9, 2020, we completed the OSG Acquisition for cash consideration of approximately $95.5 million. The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our condensed consolidated financial statements from the closing date of the OSG Acquisition.

b.    Glenbeigh Acquisition

On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of 107.0 million United Arab Emirates dirham (or approximately $29.1 million, based upon the exchange rate between the United Arab Emirates dirham and the United States dollar on the closing date of the acquisition).

c.    MakeSpace Capital Contribution

In the second quarter of 2020, we committed to participate in a round of equity funding for MakeSpace LLC (the “MakeSpace JV”) whereby we would contribute $36.0 million of the $45.0 million being raised (the “Additional Investment”). Our first contribution of the Additional Investment of $7.0 million was made in May 2020. We have committed to make the remaining contributions as follows: $3.0 million during the fourth quarter of 2020 and then an additional $6.5 million in each of January 2021, April 2021, July 2021 and October 2021. Prior to the Additional Investment, our equity interest in the MakeSpace JV was approximately 34% (the "Initial MakeSpace Investment"), which we account for as an equity method investment. After the Additional Investment, our equity interest in the MakeSpace JV will be approximately 46%.

The carrying value of the Initial MakeSpace Investment at March 31, 2020 and December 31, 2019 was $14.3 million and $18.6 million, respectively, and is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2020 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In March 2020, many of our employees began working remotely due to the COVID-19 pandemic. We have not implemented any material changes in our internal control over financial reporting due to the changes in the way we are working. We are monitoring and assessing the effects of the COVID-19 pandemic to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

The COVID-19 pandemic may have a material adverse effect on our business operations, results of operations, cash flows and financial position.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and the World Health Organization subsequently declared COVID-19 a pandemic.

Our service revenues, and to a lesser extent, our storage rental revenues, have been and may continue to be adversely affected.

As a result of the COVID-19 pandemic, U.S. federal, state and local and foreign governments have placed restrictions on physical movement, travel and certain other activities. In response, we have temporarily closed certain of our offices and facilities. While in certain geographies with governmental restrictions in place, we have been designated as an essential business and are permitted to continue to serve certain industries, such as the healthcare and finance sectors, we are not able to serve all our customers in these geographies. In addition, many of our customers are implementing stay-at-home measures and other restrictions that reduce the demand for our routine services. As a result, we have experienced, and may continue to experience, a decrease in our service activity and revenues, particularly in regions where governments have imposed restrictions on continued business operations. While we have implemented cost savings measures to address this decrease, we continue to incur costs for service operations that are not being fully utilized. Thus far, the COVID-19 pandemic has had a minor negative impact on our storage rental revenues, though we have experienced a slowdown in both organic volume growth and in onboarding volumes from new sales.

We expect these trends to continue during the COVID-19 pandemic. In addition, our customers’ shift from paper and tape storage to alternative technologies may accelerate as a result of the pandemic.

If our customers’ liquidity is impacted by the COVID-19 pandemic, it may have an adverse effect on our financial situation.

While the COVID-19 pandemic so far has had limited impact on cash collections from our customers or on our ability to expand on our revenue management program, this may change if our customers’ liquidity situation becomes more constrained based on a continuation or worsening of current economic conditions. Our inability to collect cash from our customers or expand on our revenue management program could have a material adverse impact on our own liquidity and financial situation.

Our employees’ working from home arrangements and travel restrictions could negatively impact our business operations.

Many of our employees are currently working remotely, and some of our operations are being run with limited personnel. We also have implemented travel restrictions for our employees, which have disrupted how we operate our business. An extended period of remote work arrangements or operating with limited personnel could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting.

Some of the risks we faced before the emergence of COVID-19 have been, and may continue to be, exacerbated as a result of the COVID-19 pandemic.

Our business is subject to numerous risks as discussed in “Item 1A. Risk Factors” in our Annual Report. Some of these risks have been or may be exacerbated by the effects of the COVID-19 pandemic. For example, our ability to execute on our growth strategy in general and grow our data center business may be negatively impacted by delays in investments in acquisitions, capital and other expenditures, as well as delays in our data center construction. Furthermore, if as a result of the COVID-19 pandemic our revenues, cash flows and/or Adjusted EBITDA continue to decline or we incur additional indebtedness, we may be unable to make required payments on our debt or to satisfy the financial and other covenants contained in our Credit Agreement and indentures. If our revenues, cash flows and/or Adjusted EBITDA are negatively impacted in a material way, we may decide to suspend or decrease our future dividend payments, which could impact our ability to satisfy our REIT distribution requirements and jeopardize our qualification for taxation as a REIT.

In addition, if the COVID-19 pandemic continues to disrupt the credit and financial markets or impacts our credit ratings, our ability to access capital on favorable terms, if at all, could be adversely affected, which could have an adverse effect on our liquidity needs. Our reputation could also be harmed if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate. Any exacerbation of the risks discussed in our Annual Report could have a material adverse effect on our business and financial condition.

The future impacts of COVID-19 are highly unpredictable.

The COVID-19 pandemic is quickly evolving and the extent to which it continues to impact us will depend on numerous factors that we are currently unable to predict, including: the severity of the COVID-19 pandemic; the duration or re-emergence of outbreaks; the continuation and/or expansion of restrictions imposed by governments and businesses; the impact of the pandemic on economic activity and the strength and duration of any economic recovery; the health of our workforce; our ability to meet staffing needs for critical functions; and the impact on our customers, suppliers, vendors, and other business partners, and their respective financial condition. Furthermore, even as governmental and private entity restrictions are lifted, our ability to resume normal business operations may be delayed, and our actions to manage costs, in part through reductions in workforce and furloughs, may make it more challenging to meet any increased customer demand following the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the three months ended March 31, 2020, nor did we repurchase any shares of our common stock during the three months ended March 31, 2020.

Item 5. Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, including specified activities or transactions relating to the Government of Iran (as defined in section 560.304 of title 31 of the Code of Federal Regulations) and to persons designated under Executive Order No. 13382 (70 Fed. Reg. 38567). In the quarter ended March 31, 2020, we determined that one of our non-U.S. subsidiaries provided limited hard copy record, electronic media (e.g., CD), box and container storage and handling services during such quarter, and in prior periods since the reporting requirement took effect, to at least one Government of Iran entity and one entity designated under Executive Order No. 13382 - both located outside of Iran.

In each case, the customer relationship commenced at a time when U.S. sanctions law did not limit dealings with entities determined to be part of the Government of Iran or designated under Executive Order No. 13382 by non-U.S. entities owned or controlled by U.S. persons. Each relationship automatically continued from year to year without any affirmative step being taken by either party.

In the quarter ended March 31, 2020, the gross revenues from services provided to these entities were approximately $3,000 in the aggregate. The gross revenues attributable to the services provided to these entities over the course of the engagements (since 2004 in one instance and since 2008 in the other) were approximately $100,000 to $200,000 in the aggregate. It is not possible to determine the exact amount of profits attributable to these services, but the net profits are less than the associated revenues.

We have notified the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) of these limited activities and initiated an internal investigation. We plan to submit a more detailed report to OFAC at the conclusion of our investigation and will cooperate with OFAC in its review of this matter. We are in the process of terminating our relationships with these entities and do not intend to provide any services to these entities in the future, except to the extent authorized by OFAC.

In the course of our ongoing investigation, we have identified two additional customer relationships between one of our non-U.S. subsidiaries and entities designated under Executive Order No. 13382 and Executive Order No. 13224. Neither of these customer relationships are active and ongoing. Over their duration, these additional relationships generated revenue of approximately $50,000 to $100,000. We are reviewing, and intend to enhance, as necessary or appropriate, our policies and processes designed to identify transactions associated with restricted parties, and comply with the disclosure requirements of Section 13(r) of the Exchange Act.

Item 6. Exhibits

(a)    Exhibits

Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
22.0	List of Guarantor Subsidiaries. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: May 7, 2020