Form 10-Q
period 2020-06-30
IRON MOUNTAIN INC
filed 2020-08-06
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2020, the registrant had 288,148,319 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED

Part I.    Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$907,180	$193,555
Accounts receivable (less allowances of $53,394 and $42,856 as of June 30, 2020 and December 31, 2019, respectively) (see Note 2.d.)	805,901	850,701
Prepaid expenses and other	184,292	192,083
Total Current Assets	1,897,373	1,236,339
Property, Plant and Equipment:
Property, plant and equipment	8,074,520	8,048,906
Less—Accumulated depreciation	(3,538,792)	(3,425,869)
Property, Plant and Equipment, Net	4,535,728	4,623,037
Other Assets, Net:
Goodwill	4,421,062	4,485,209
Customer relationships, customer inducements and data center lease-based intangibles	1,346,282	1,393,183
Operating lease right-of-use assets (see Note 2.e.)	1,947,665	1,869,101
Other	219,443	209,947
Total Other Assets, Net	7,934,452	7,957,440
Total Assets	$14,367,553	$13,816,816
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$880,212	$389,013
Accounts payable	296,629	324,708
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities) (see Note 2.e.)	954,396	961,752
Deferred revenue	252,034	274,036
Total Current Liabilities	2,383,271	1,949,509
Long-term Debt, net of current portion	8,750,116	8,275,566
Long-term Operating Lease Liabilities, net of current portion (see Note 2.e.)	1,802,494	1,728,686
Other Long-term Liabilities	159,800	143,018
Deferred Income Taxes	184,029	188,128
Commitments and Contingencies (see Note 7)
Redeemable Noncontrolling Interests	63,512	67,682
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 288,142,703 and 287,299,645 shares as of June 30, 2020 and December 31, 2019, respectively)	2,881	2,873
Additional paid-in capital	4,325,803	4,298,566
(Distributions in excess of earnings) Earnings in excess of distributions	(2,876,861)	(2,574,896)
Accumulated other comprehensive items, net	(427,523)	(262,581)
Total Iron Mountain Incorporated Stockholders' Equity	1,024,300	1,463,962
Noncontrolling Interests	31	265
Total Equity	1,024,331	1,464,227
Total Liabilities and Equity	$14,367,553	$13,816,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues:
Storage rental	$676,956	$669,288
Service	305,283	397,619
Total Revenues	982,239	1,066,907
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	406,693	463,809
Selling, general and administrative	241,947	252,156
Depreciation and amortization	163,850	164,331
Significant Acquisition Costs (see Note 2.o.)	—	1,901
Restructuring Charges (see Note 10)	39,298	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	(1,275)	(8,405)
Total Operating Expenses	850,513	873,792
Operating Income (Loss)	131,726	193,115
Interest Expense, Net (includes interest income of $2,567 and $1,461 for the three months ended June 30, 2020 and 2019, respectively)	103,456	105,314
Other Expense (Income), Net	25,700	(15,192)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	2,570	102,993
Provision (Benefit) for Income Taxes	9,683	10,646
(Loss) Income from Continuing Operations	(7,113)	92,347
Income (Loss) from Discontinued Operations, Net of Tax	—	128
Net (Loss) Income	(7,113)	92,475
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(27)	34
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(7,086)	$92,441
(Losses) Earnings per Share—Basic:
(Loss) Income from Continuing Operations	$(0.02)	$0.32
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.02)	$0.32
(Losses) Earnings per Share—Diluted:
(Loss) Income from Continuing Operations	$(0.02)	$0.32
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(0.02)	$0.32
Weighted Average Common Shares Outstanding—Basic	288,071	286,925
Weighted Average Common Shares Outstanding—Diluted	288,071	287,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Revenues:
Storage rental	$1,360,503	$1,332,262
Service	690,467	788,508
Total Revenues	2,050,970	2,120,770
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	873,614	924,455
Selling, general and administrative	480,680	520,867
Depreciation and amortization	326,434	326,814
Significant Acquisition Costs (see Note 2.o.)	—	4,647
Restructuring Charges (see Note 10)	80,344	—
Intangible impairments (see Note 2.b.)	23,000	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	(2,330)	(7,803)
Total Operating Expenses	1,781,742	1,768,980
Operating Income (Loss)	269,228	351,790
Interest Expense, Net (includes interest income of $4,015 and $3,246 for the six months ended June 30, 2020 and 2019, respectively)	209,105	207,750
Other (Income) Expense, Net	(17,026)	18
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	77,149	144,022
Provision (Benefit) for Income Taxes	19,370	21,199
Income (Loss) from Continuing Operations	57,779	122,823
Income (Loss) from Discontinued Operations, Net of Tax	—	104
Net Income (Loss)	57,779	122,927
Less: Net Income (Loss) Attributable to Noncontrolling Interests	890	925
Net Income (Loss) Attributable to Iron Mountain Incorporated	$56,889	$122,002
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.20	$0.43
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.20	$0.43
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.20	$0.42
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.20	$0.42
Weighted Average Common Shares Outstanding—Basic	287,955	286,727
Weighted Average Common Shares Outstanding—Diluted	288,301	287,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net (Loss) Income	$(7,113)	$92,475
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	69,027	(5,791)
Change in Fair Value of Derivative Instruments	(2,961)	(4,931)
Total Other Comprehensive Income (Loss)	66,066	(10,722)
Comprehensive Income (Loss)	58,953	81,753
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	314	173
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$58,639	$81,580

	Six Months Ended June 30,
	2020	2019
Net Income (Loss)	$57,779	$122,927
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(154,625)	12,400
Change in Fair Value of Derivative Instruments	(11,323)	(7,605)
Total Other Comprehensive (Loss) Income	(165,948)	4,795
Comprehensive (Loss) Income	(108,169)	127,722
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(116)	1,877
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(108,053)	$125,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended June 30, 2020
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, March 31, 2020	$1,123,841	287,879,142	$2,879	$4,304,477	$(2,690,433)	$(493,248)	$166	$62,157
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	22,725	263,561	2	22,723	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,397)	—	—	(1,397)	—	—	—	1,397
Parent cash dividends declared (see Note 8)	(179,342)	—	—	—	(179,342)	—	—	—
Foreign currency translation adjustment	68,686	—	—	—	—	68,686	—	341
Change in fair value of derivative instruments	(2,961)	—	—	—	—	(2,961)	—	—
Net (loss) income	(7,221)	—	—	—	(7,086)	—	(135)	108
Noncontrolling interests dividends	—	—	—	—	—	—	—	(491)
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512

Six Month Period Ended June 30, 2020
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	24,642	843,058	8	24,634	—	—	—	—
Change in equity related to redeemable noncontrolling interests	2,603	—	—	2,603	—	—	—	(2,603)
Parent cash dividends declared (see Note 8)	(358,854)	—	—	—	(358,854)	—	—	—
Foreign currency translation adjustment	(153,619)	—	—	—	—	(153,619)	—	(1,006)
Change in fair value of derivative instruments	(11,323)	—	—	—	—	(11,323)	—	—
Net income (loss)	56,655	—	—	—	56,889	—	(234)	1,124
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,685)
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended June 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, March 31, 2019	$1,737,608	286,829,854	$2,868	$4,264,978	$(2,280,611)	$(250,960)	$1,333	$73,102
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	16,774	231,915	2	16,772	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(166)	—	—	(166)	—	—	—	166
Parent cash dividends declared (see Note 8)	(176,642)	—	—	—	(176,642)	—	—	—
Foreign currency translation adjustment	(5,930)	—	—	—	—	(5,930)	—	139
Change in fair value of derivative instruments	(4,931)	—	—	—	—	(4,931)	—	—
Net income (loss)	92,268	—	—	—	92,441	—	(173)	207
Noncontrolling interests dividends	—	—	—	—	—	—	—	(501)
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113

Six Month Period Ended June 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02")	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	19,697	740,760	7	19,690	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	1,454
Parent cash dividends declared (see Note 8)	(353,102)	—	—	—	(353,102)	—	—	—
Foreign currency translation adjustment	11,448	—	—	—	—	11,448	—	952
Change in fair value of derivative instruments	(7,605)	—	—	—	—	(7,605)	—	—
Net income (loss)	121,753	—	—	—	122,002	—	(249)	1,174
Noncontrolling interests dividends	—	—	—	—	—	—	—	(999)
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$57,779	$122,927
Loss (income) from discontinued operations	—	(104)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	226,628	228,333
Amortization (includes amortization of deferred financing costs and discounts of $9,001 and $8,208 for the six months ended June 30, 2020 and 2019, respectively)	108,807	106,689
Intangible impairments (see Note 2.b.)	23,000	—
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	5,248	7,178
Stock-based compensation expense	26,672	21,020
(Benefit) provision for deferred income taxes	(2,413)	2,753
Loss on early extinguishment of debt	17,040	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(2,330)	(7,803)
Foreign currency transactions and other, net	(30,555)	(7,505)
(Increase) decrease in assets	(10,794)	(53,038)
Increase (decrease) in liabilities	19,992	9,281
Cash Flows from Operating Activities - Continuing Operations	439,074	429,731
Cash Flows from Operating Activities - Discontinued Operations	—	—
Cash Flows from Operating Activities	439,074	429,731
Cash Flows from Investing Activities:
Capital expenditures	(200,158)	(367,131)
Cash paid for acquisitions, net of cash acquired	(118,512)	(44,651)
Acquisition of customer relationships	(2,885)	(33,375)
Customer inducements	(6,970)	(5,841)
Contract fulfillment costs and third-party commissions	(18,738)	(51,346)
Investments in joint venture	(6,850)	(19,222)
Proceeds from sales of property and equipment and other, net	9,902	46,832
Cash Flows from Investing Activities - Continuing Operations	(344,211)	(474,734)
Cash Flows from Investing Activities - Discontinued Operations	—	5,061
Cash Flows from Investing Activities	(344,211)	(469,673)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(5,691,163)	(2,602,922)
Proceeds from revolving credit facility, term loan facilities and other debt	5,426,057	2,998,107
Early redemption of senior notes, including call premium	(1,111,986)	—
Net proceeds from sales of senior notes	2,376,000	—
Debt repayment and equity distribution to noncontrolling interests	(1,685)	(999)
Parent cash dividends	(359,461)	(353,357)
Net (payments) proceeds associated with employee stock-based awards	(2,030)	(1,727)
Payment of debt financing costs and other	(18,820)	—
Cash Flows from Financing Activities - Continuing Operations	616,912	39,102
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	616,912	39,102
Effect of Exchange Rates on Cash and Cash Equivalents	1,850	(2,649)
Increase (decrease) in Cash and Cash Equivalents	713,625	(3,489)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	193,555	165,485
Cash and Cash Equivalents, including Restricted Cash, End of Period	$907,180	$161,996

Supplemental Information:
Cash Paid for Interest	$225,676	$201,602
Cash Paid for Income Taxes, Net	$1,798	$38,302
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.e.)	$26,546	$13,662
Accrued Capital Expenditures	$50,831	$66,154
Fair Value of Investments Applied to Acquisitions (see Note 4)	$27,276	$—
Accrued Purchase Price and Other Holdbacks	$—	$2,394
Dividends Payable	$185,414	$181,731
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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and the World Health Organization subsequently declared COVID-19 a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and the quarantining of people who may have been exposed to the virus ("Mandated Restrictions"). In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. While we have since reopened the majority of the offices and facilities that had been temporarily closed, Mandated Restrictions in certain locations and certain travel restrictions we have imposed for employees remain in place, which continue to disrupt how we operate our business. The preventative and protective actions that governments have ordered, or we have implemented as an organization, have resulted in a period of reduced operations and business disruption for us, our customers and other third parties with which we do business. The broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows, including impacts to estimates used throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), remain uncertain and difficult to predict as information continues to rapidly evolve, and the severity and duration of the pandemic remains unknown, as is our visibility to its effect on the markets we serve and our customers within those markets. See Note 2.b. and Note 2.d. for additional information.

In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. See Note 10.

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

a.    Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2020 and December 31, 2019, we had $6,429 and $4,865, respectively, of restricted cash held by certain financial institutions related to bank guarantees and required cash collateral.

b.    Goodwill and Other Intangible Assets and Liabilities

Goodwill

Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first six months of 2020 (which are described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2019. There were no other changes to the composition of our reporting units for the six months ended June 30, 2020.

Since December 31, 2019, there have been no changes to our accounting polices related to the accounting for goodwill. As of December 31, 2019, no factors were identified that would alter our October 1, 2019 goodwill impairment analysis. During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. As a result of the interim goodwill impairment test, we concluded that the fair value of our Fine Arts reporting unit was less than its carrying value, and, therefore, we recorded a $23,000 impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. The remaining goodwill for this reporting unit subsequent to the impairment charge was approximately $15,000. Factors that may impact these assumptions include, but are not limited to: (i) our ability to maintain, or grow, storage rental and service revenues in line with current expectations and (ii) our ability to manage our fixed and variable costs in line with potential future revenue declines. Additionally, we concluded that, as of March 31, 2020, we did not have a triggering event requiring an interim impairment test on the goodwill associated with our other reporting units.

During the second quarter of 2020, no factors were identified that would alter our interim goodwill impairment analysis performed during the first quarter of 2020, or change the conclusions reached at that time. However, the duration and severity of the COVID-19 pandemic, as well as the related economic impact on both our business and the businesses of our customers, remain uncertain as of the filing of this Quarterly Report. Any material adverse changes to our businesses that negatively impact their fair values could result in future goodwill impairments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2020 are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2019	$3,942,901	$424,568	$117,740	$4,485,209
Non-deductible goodwill acquired during the year	48,775	—	—	48,775
Goodwill impairment	—	—	(23,000)	(23,000)
Fair value and other adjustments(1)	(3,885)	—	403	(3,482)
Currency effects	(85,887)	158	(711)	(86,440)
Goodwill balance, net accumulated amortization as of June 30, 2020	$3,901,904	$424,726	$94,432	$4,421,062
Accumulated Goodwill Impairment Balance as of December 31, 2019	$132,409	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of June 30, 2020	$132,409	$—	$26,011	$158,420
________________________________________________________________

(1)	Total fair value and other adjustments include $(3,925) in net adjustments primarily related to customer relationships and racking and cash paid for acquisitions completed in 2019 of $443.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets:
Customer relationship intangible assets	$1,764,106	$(582,954)	$1,181,152	$1,751,848	$(544,721)	$1,207,127
Customer inducements	54,485	(28,706)	25,779	52,718	(29,397)	23,321
Data center lease-based intangible assets(1)	265,491	(126,140)	139,351	265,945	(103,210)	162,735
Third-party commissions asset(2)	36,030	(6,460)	29,570	31,708	(4,134)	27,574
	$2,120,112	$(744,260)	$1,375,852	$2,102,219	$(681,462)	$1,420,757
Liabilities:
Data center below-market leases	$12,751	$(4,884)	$7,867	$12,750	$(3,937)	$8,813
_______________________________________________________________

(1)	Includes data center in-place lease intangible assets, data center tenant relationship intangible assets and data center above-market in-place lease intangible assets.

(2)
Third-party commissions asset is included in Other, a component of Other assets, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The third-party commissions asset is primarily comprised of additional payments associated with the execution of future customer contracts through the one-year anniversary of the acquisition of IO Data Centers, LLC ("IODC").

Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of customer inducements and revenue reduction associated with the amortization of data center above-market leases and data center below-market leases for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense included in depreciation and amortization associated with:
Customer relationship and customer inducement intangible assets	$29,966	$28,283	$56,730	$56,164
Data center in-place leases and tenant relationships	10,379	11,372	21,732	23,981
Third-party commissions asset and other finite-lived intangible assets	1,758	2,184	4,121	2,941
Revenue reduction associated with amortization of:
Permanent withdrawal fees	$2,348	$2,598	$4,813	$5,338
Data center above-market leases and data center below-market leases	218	935	435	1,840

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

The costs of the initial intake of customer records into physical storage ("Intake Costs") and capitalized commissions asset (collectively, "Contract Fulfillment Costs") as of June 30, 2020 and December 31, 2019 are as follows:

		June 30, 2020			December 31, 2019
Description	Location in Balance Sheet	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intake Costs asset	Other (within Other Assets, Net)	$39,798	$(23,467)	$16,331	$41,224	$(23,579)	$17,645
Capitalized commissions asset	Other (within Other Assets, Net)	67,752	(25,828)	41,924	68,008	(27,178)	40,830

Amortization expense associated with the Intake Costs asset and capitalized commissions asset for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Intake Costs asset	$2,802	$2,835	$5,581	$5,514
Capitalized commissions asset	6,017	5,935	11,642	9,881

Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

Description	Location in Balance Sheet	June 30, 2020	December 31, 2019
Deferred revenue - Current	Deferred revenue	$252,034	$274,036
Deferred revenue - Long-term	Other Long-term Liabilities	34,813	36,029

Data Center Lessor Considerations

Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASU 2016-02. Since December 31, 2019, there have been no changes to our accounting policies related to the accounting for our lessor revenue as disclosed in Note 2.l. to Notes to Consolidated Financial Statements included in our Annual Report. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Storage rental revenue(1)	$63,812	$60,582	$128,407	$120,300
______________________________________________________________

(1)
Revenue associated with power and connectivity included within storage rental revenue was $11,540 and $22,953 for the three and six months ended June 30, 2020, respectively, and $9,912 and $19,030 for the three and six months ended June 30, 2019, respectively.

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

On January 1, 2020 we adopted ASU 2016-13 on a modified retrospective basis for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not result in a material impact on our consolidated financial statements. In accordance with the guidance in ASU 2016-13, we now calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to the factors identified above. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters and any impacts associated with the COVID-19 pandemic, such as bankruptcy of, and increased collectability risk from, some of our customers. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident, including the effects of the COVID-19 pandemic. Our financial assets measured at amortized cost that potentially subject us to credit risk consist predominantly of our accounts receivable. Our highly diverse global customer base, with no single customer accounting for more than 1% of revenue during the six months ended June 30, 2020, limits our exposure to concentration of credit risk. However, the COVID-19 pandemic is impacting numerous industries and geographies globally. We continue to monitor the credit worthiness of our customers, customer payment trends and the adequacy of our bad debt allowance as the pandemic continues.

The rollforward of allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2020 is as follows:

Allowance for Doubtful Accounts and Credit Memo Reserves
Balance at December 31, 2019	$42,856
Credit memos charged to revenue	28,320
Allowance for bad debts charged to expense	21,176
Deductions and other(1)	(38,958)
Balance at June 30, 2020	$53,394
______________________________________________________________

(1)	Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

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

Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2020 and December 31, 2019 are as follows:

Description	Location in Balance Sheet	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$1,947,665	$1,869,101
Financing lease right-of-use assets, net of accumulated depreciation(2)	Property, Plant and Equipment, Net	310,964	327,215
Total		$2,258,629	$2,196,316
Liabilities:
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$232,926	$223,249
Financing lease liabilities	Current portion of long-term debt	43,582	46,582
Total current lease liabilities		276,508	269,831
Long-term
Operating lease liabilities	Long-term Operating Lease Liabilities, net of current portion	1,802,494	1,728,686
Financing lease liabilities	Long-term Debt, net of current portion	313,418	320,600
Total long-term lease liabilities		2,115,912	2,049,286
Total		$2,392,420	$2,319,117
_______________________________________________________________

(1)
At June 30, 2020 and December 31, 2019, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).

(2)
At June 30, 2020, these assets are comprised of approximately 70% real estate related assets and 30% non-real estate related assets. At December 31, 2019, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

The components of the lease expense for the three and six months ended June 30, 2020 and 2019 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location in Statement of Operations	2020	2019	2020	2019
Operating lease cost:	Cost of sales	$116,448	$110,441	$236,763	$216,335
	Selling, general and administrative	2,829	2,951	5,803	6,236
Total operating lease cost(1)		$119,277	$113,392	$242,566	$222,571
Financing lease cost:
Depreciation of financing lease right-of-use assets	Depreciation and amortization	$12,567	$14,942	$25,522	$31,271
Interest expense for financing lease liabilities	Interest Expense, Net	4,929	4,925	9,773	11,067
Total financing lease cost		$17,496	$19,867	$35,295	$42,338
_______________________________________________________________

(1)
Total operating lease cost includes variable lease costs of $26,996 and $54,801 for the three and six months ended June 30, 2020, respectively, and $23,847 and $46,610 for the three and six months ended June 30, 2019, respectively.

Other than the lease agreement entered into during the fourth quarter of 2019 in the United Kingdom for a facility that is currently under construction, as disclosed in Note 2.m. to Notes to Consolidated Financial Statement included in our Annual Report, we do not have any material operating or financing leases that are signed but have not yet commenced as of June 30, 2020. In addition, as of June 30, 2020, we do not have any operating or financing leases with related parties that are material to our consolidated financial statements.

Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
Cash paid for amounts included in measurement of lease liabilities:	2020	2019
Operating cash flows used in operating leases	$178,011	$167,426
Operating cash flows used in financing leases (interest)	9,773	11,067
Financing cash flows used in financing leases	23,953	31,146
Non-cash items:
Operating lease modifications and reassessments	$76,764	$14,024
New operating leases (including acquisitions)	123,860	87,482
New financing leases, modifications and reassessments	26,546	13,662

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

f.    Stock-Based Compensation

We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan (collectively, "Employee Stock-Based Awards"). There have been no significant changes to our accounting policies, assumptions and valuation methodologies related to the accounting for our Employee Stock-Based Awards as disclosed in Note 2.n. to Notes to Consolidated Financial Statements included in our Annual Report.

Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$20,145	$12,501	$26,672	$21,020
Stock-based compensation expense, after tax	$18,716	$11,649	$24,781	$19,585
Stock-based compensation expense, after tax (per basic share)	$0.06	$0.04	$0.09	$0.07
Stock-based compensation expense, after tax (per diluted share)	$0.06	$0.04	$0.09	$0.07

The substantial majority of the stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2020, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $57,955 and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

Stock Options
Outstanding at December 31, 2019	4,835,721
Granted	589,993
Exercised	(199,627)
Forfeited	(127,266)
Expired	(185,677)
Outstanding at June 30, 2020	4,913,144
Options exercisable at June 30, 2020	3,579,301
Options expected to vest	1,275,624

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

Restricted Stock Units

The fair value of RSUs vested during the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value of RSUs vested	$3,266	$2,375	$21,645	$17,710

A summary of RSU activity for the six months ended June 30, 2020 is as follows:

RSUs
Non-vested at December 31, 2019	1,203,599
Granted	1,017,849
Vested	(648,321)
Forfeited	(123,680)
Non-vested at June 30, 2020	1,449,447
RSUs expected to vest	1,439,946

Performance Units

The fair value of earned PUs that vested during the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value of earned PUs that vested	$161	$—	$11,051	$6,503

A summary of PU activity for the six months ended June 30, 2020 is as follows:

	Original PU Awards	PU Adjustment(1)	Total PU Awards
Non-vested at December 31, 2019	1,113,691	(314,798)	798,893
Granted	425,777	—	425,777
Vested	(275,972)	—	(275,972)
Forfeited/Performance or Market Conditions Not Achieved	(113,867)	(4,710)	(118,577)
Non-vested at June 30, 2020	1,149,629	(319,508)	830,121
________________________________________________________________

(1)
Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs.

As of June 30, 2020, we expected 100% achievement of each of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 6) targets associated with the awards of PUs made in 2020, 2019 and 2018.

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

The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income from continuing operations	$(7,113)	$92,347	$57,779	$122,823
Less: Net (loss) income attributable to noncontrolling interests	(27)	34	890	925
(Loss) income from continuing operations (utilized in numerator of Earnings Per Share calculation)	(7,086)	92,313	56,889	121,898
Income (loss) from discontinued operations, net of tax	—	128	—	104
Net (loss) income attributable to Iron Mountain Incorporated	$(7,086)	$92,441	$56,889	$122,002

Weighted-average shares—basic	288,071,000	286,925,000	287,955,000	286,727,000
Effect of dilutive potential stock options	—	148,629	35,706	190,016
Effect of dilutive potential RSUs and PUs	—	407,659	309,911	570,040
Weighted-average shares—diluted	288,071,000	287,481,288	288,300,617	287,487,056

(Losses) earnings per share—basic:
(Loss) income from continuing operations	$(0.02)	$0.32	$0.20	$0.43
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net (loss) income attributable to Iron Mountain Incorporated(1)	$(0.02)	$0.32	$0.20	$0.43

(Losses) earnings per share—diluted:
(Loss) income from continuing operations	$(0.02)	$0.32	$0.20	$0.42
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net (loss) income attributable to Iron Mountain Incorporated(1)	$(0.02)	$0.32	$0.20	$0.42

Antidilutive stock options, RSUs and PUs, excluded from the calculation	6,836,239	5,004,112	6,174,977	4,494,637
_______________________________________________________________

(1)	Columns may not foot due to rounding.

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

Our effective tax rates for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(2)	2020(2)	2019(2)
Effective Tax Rate	—%	10.3%	25.1%	14.7%
_______________________________________________________________

(1)
For the three months ended June 30, 2020, we had a provision for income taxes of $9,683 and income from continuing operations before provision for income taxes of $2,570; as such, our effective tax rate is not meaningful.

(2)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2020 and for the three and six months ended June 30, 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

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

The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at June 30, 2020 Using
Description	Total Carrying Value at June 30, 2020	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$763,780	$—		$763,780		$—
Trading Securities	10,988	10,504	(2)	484	(3)	—
Derivative Assets(4)	3,326	—		3,326		—
Derivative Liabilities(4)	24,404	—		24,404		—

		Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Value at December 31, 2019	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$13,653	$—		$13,653		$—
Trading Securities	10,732	10,168	(2)	564	(3)	—
Derivative Liabilities(4)	9,756	—		9,756		—
________________________________________________________________

(1)
Money market funds are measured based on quoted prices for similar assets and/or subsequent transactions. See Note 5 for additional information regarding our temporary investment in money market funds as of June 30, 2020.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. There were no material items that are measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019, other than (i) those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) those acquired in acquisitions that occurred during the six months ended June 30, 2020, as described in Note 4, and (iii) the Fine Arts reporting unit, as described in Note 2.b., all of which are based on Level 3 inputs.

The fair value of our long-term debt, which is determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 5 and is measured at cost in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

j.    Investments

During 2019, we contributed our customer contracts and certain intellectual property and other assets, including $20,000 in cash consideration (gross of certain transaction expenses), to MakeSpace Labs, Inc. to form a joint venture entity (the “MakeSpace JV”), a consumer storage services provider (the “Consumer Storage Transaction”). We account for our investment in the MakeSpace JV as an equity method investment, which is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we will contribute $36,000 of the $45,000 being raised (the “Additional Investment”). Our first contribution of the Additional Investment of $7,000 was made in May 2020 (the “First Installment”). We will make the remaining contributions in quarterly installments through October 2021. After the First Installment, our equity interest in the MakeSpace JV increased to approximately 37%. After completion of the Additional Investment, we expect our equity interest in the MakeSpace JV will be approximately 46%. The carrying value of our investment in the MakeSpace JV at June 30, 2020 and December 31, 2019 was $17,674 and $18,570, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

k.    Accumulated Other Comprehensive Items, Net

The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(475,130)	$(18,118)	$(493,248)	$(252,825)	$(9,756)	$(262,581)
Other comprehensive income (loss):
Foreign currency translation adjustment	68,686	—	68,686	(153,619)	—	(153,619)
Change in fair value of derivative instruments	—	(2,961)	(2,961)	—	(11,323)	(11,323)
Total other comprehensive income (loss)	68,686	(2,961)	65,725	(153,619)	(11,323)	(164,942)
End of Period	$(406,444)	$(21,079)	$(427,523)	$(406,444)	$(21,079)	$(427,523)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(247,313)	$(3,647)	$(250,960)	$(264,691)	$(973)	$(265,664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,930)	—	(5,930)	11,448	—	11,448
Change in fair value of derivative instruments	—	(4,931)	(4,931)	—	(7,605)	(7,605)
Total other comprehensive (loss) income	(5,930)	(4,931)	(10,861)	11,448	(7,605)	3,843
End of Period	$(253,243)	$(8,578)	$(261,821)	$(253,243)	$(8,578)	$(261,821)

l.    Gain on Disposal/Write-Down of Property, Plant and Equipment, Net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the six months ended June 30, 2019 was $7,803. The gain for the six months ended June 30, 2019 primarily consisted of gains associated with the sale of certain land and buildings in the United Kingdom of approximately $36,000 in the second quarter of 2019. These gains were partially offset by losses primarily associated with (i) an impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio of approximately $24,000 and (ii) the write-down of certain property, plant and equipment in our Global RIM (as defined in Note 6) Business segment of approximately $3,100.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

m.     Other Expense (Income), Net

Other expense (income), net for the three and six months ended June 30, 2020 and 2019 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency transaction losses (gains), net(1)	$1,471	$(19,331)	$(35,928)	$(1,634)
Debt extinguishment expense(2)	17,040	—	17,040	—
Other, net(3)	7,189	4,139	1,862	1,652
Other Expense (Income), Net	$25,700	$(15,192)	$(17,026)	$18

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

(2)
Debt extinguishment expense relates to the call premium associated with the early redemption of the 6% Notes due 2023, as well as the write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes due 2023 (both as defined and described in Note 5).

(3)
Other, net for the six months ended June 30, 2020 is primarily comprised of losses on certain of our equity method investments, partially offset by a gain on our previously held 25% equity investment in OSG Records Management (Europe) Limited ("OSG"), as more fully discussed in Note 4.

n.    New Accounting Pronouncements

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)

o.    Change in Presentation

We have historically classified our significant acquisition costs which represent operating expenditures associated with (1) the acquisition of Recall Holdings Limited ("Recall") that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the acquisition of IODC (collectively, "Significant Acquisition Costs"), as components of Selling, general and administrative expenses and Cost of sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior periods have been conformed to this presentation.

The following table sets forth the effect of the change in presentation of Significant Acquisition Costs to certain line items of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of sales (excluding depreciation and amortization)	$(1,293)	$(2,191)
Selling, general and administrative	$(608)	$(2,456)
Significant Acquisition Costs	$1,901	$4,647

There were no Significant Acquisition Costs for the three and six months ended June 30, 2020 as all of the costs associated with the Recall Transaction and IODC were incurred as of December 31, 2019. Significant Acquisition Costs included in the accompanying Condensed Consolidated Statements of Operations by segment for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Global RIM Business	$1,032	$1,912
Global Data Center Business	124	267
Corporate and Other Business	745	2,468
Total Significant Acquisition Costs	$1,901	$4,647

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

Interest Rate Swap Agreements Designated as Cash Flow Hedges

In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2020 and December 31, 2019, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rate payments (at the fixed interest rate specified in the interest rate swap agreements).

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

We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. At June 30, 2020 and December 31, 2019, we had a derivative liability of $24,404 and $8,774, respectively, which was recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheets. We have recorded the change in fair value of the interest rate swap agreements as a component of Accumulated other comprehensive items, net in our Condensed Consolidated Balance Sheets.

Unrealized losses associated with these cash flow hedges for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized losses associated with cash flow hedges	$898	$4,931	$15,630	$7,605

As of June 30, 2020, cumulative net losses of $24,404 are recorded within Accumulated other comprehensive items, net associated with these cash flow hedges.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
3.    Derivative Instruments and Hedging Activities (Continued)

Net Investment Hedges

a.    Cross-Currency Swap Agreements Designated as a Hedge of Net Investment

In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. The cross-currency swap agreements, which expire in August 2023, are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. At June 30, 2020, we had a derivative asset of $3,326, which was recorded as a component of Other within Other assets, net and at December 31, 2019, we had a derivative liability of $982, which was recorded as a component of Other long-term liabilities, net in our Condensed Consolidated Balance Sheets. These amounts represent the fair value of the cross-currency swap agreements.

Unrealized losses (gains) associated with these cross-currency swap agreements for the three and six months ended June 30, 2020 is as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Unrealized losses (gains) associated with cross-currency swaps	$2,062	$(4,308)

As of June 30, 2020, cumulative net gains of $3,326 are recorded within Accumulated other comprehensive items, net associated with this net investment hedge.

b.    Euro Notes Designated as a Hedge of Net Investment

In addition, we have designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2020 and 2019, we designated, on average, 300,000 and 274,161 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we record foreign exchange (gains) losses related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net.

Foreign exchange losses (gains) associated with this hedge of net investment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange losses (gains) associated with net investment hedge	$6,854	$4,280	$401	$(1,861)

As of June 30, 2020, cumulative net gains of $19,860, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

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

Prior to January 9, 2020, we owned a 25% equity interest in OSG. On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our condensed consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition which resulted in us recording a gain of approximately $10,000 during the first quarter of 2020, which is included as a component of Other (income) expense, net on our Condensed Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
4.    Acquisitions (Continued)

Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2020 acquisitions through June 30, 2020 is as follows:

Six Months Ended June 30, 2020
Cash Paid (gross of cash acquired)(1)	$124,614
Fair Value of Investments Applied to Acquisitions	27,276
Total Consideration	151,890
Fair Value of Identifiable Assets Acquired:
Cash	6,545
Accounts Receivable, Prepaid Expenses and Other Assets	16,815
Property, Plant and Equipment(2)	45,095
Customer Relationship Intangible Assets	60,846
Operating Lease Right-of-Use Assets	111,251
Debt Assumed	(11,479)
Accounts Payable, Accrued Expenses and Other Liabilities	(8,343)
Operating Lease Liabilities	(111,251)
Deferred Income Taxes	(6,364)
Total Fair Value of Identifiable Net Assets Acquired	103,115
Goodwill Initially Recorded(3)	$48,775
________________________________________________________________

(1)
Included in cash paid for acquisitions in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 is net cash acquired of $6,545 and contingent and other payments of $443 related to acquisitions completed in 2019.

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

See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our allocations of the purchase price for acquisitions. The preliminary purchase price allocations that are not finalized as of June 30, 2020 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures) and income taxes (primarily deferred income taxes), associated with the acquisitions we closed in 2020.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and six months ended June 30, 2020 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt

Long-term debt is as follows:

	June 30, 2020				December 31, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$362,106	$(10,343)	$351,763	$362,106	$348,808	$(12,053)	$336,755	$348,808
Term Loan A(1)	221,875	—	221,875	221,875	228,125	—	228,125	228,125
Term Loan B(2)	683,008	(6,869)	676,139	684,250	686,395	(7,493)	678,902	686,890
Australian Dollar Term Loan (the "AUD Term Loan")(3)	219,717	(1,875)	217,842	220,706	226,924	(2,313)	224,611	228,156
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")(4)	172,580	(1,488)	171,092	172,580	184,601	(1,801)	182,800	184,601
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(5)	—	—	—	—	500,000	(2,436)	497,564	503,450
6% Senior Notes due 2023 (the "6% Notes due 2023")(5)	—	—	—	—	600,000	(4,027)	595,973	613,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	183,252	(1,713)	181,539	184,168	192,058	(2,071)	189,987	199,380
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(5)	1,000,000	(5,722)	994,278	1,007,500	1,000,000	(6,409)	993,591	1,010,625
3% Euro Senior Notes due 2025 (the "Euro Notes")(5)	336,869	(3,142)	333,727	328,043	336,468	(3,462)	333,006	345,660
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	493,085	(4,965)	488,120	468,890	527,432	(5,809)	521,623	539,892
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,541)	247,459	251,250	250,000	(2,756)	247,244	261,641
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(5)	1,000,000	(10,309)	989,691	975,000	1,000,000	(11,020)	988,980	1,029,475
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(5)	825,000	(9,152)	815,848	822,938	825,000	(9,742)	815,258	859,598
5% Senior Notes due 2028 (the "5% Notes")(5)	500,000	(5,837)	494,163	490,625	—	—	—	—
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(5)	1,000,000	(13,381)	986,619	973,750	1,000,000	(14,104)	985,896	1,015,640
5 1/4% Senior Notes due 2030 (the "5 1/4 Notes due 2030")(5)	1,300,000	(15,110)	1,284,890	1,274,000	—	—	—	—
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(5)	600,000	(6,974)	593,026	600,000	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	486,619	(257)	486,362	486,619	523,671	(406)	523,265	523,671
Accounts Receivable Securitization Program	47,000	(196)	46,804	47,000	272,062	(81)	271,981	272,062
Mortgage Securitization Program(6)	50,000	(909)	49,091	50,000	50,000	(982)	49,018	50,000
Total Long-term Debt	9,731,111	(100,783)	9,630,328		8,751,544	(86,965)	8,664,579
Less Current Portion(7)	(880,212)	—	(880,212)		(389,013)	—	(389,013)
Long-term Debt, Net of Current Portion	$8,850,899	$(100,783)	$8,750,116		$8,362,531	$(86,965)	$8,275,566
__________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)

(1)
Collectively, the credit agreement (the "Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $362,106 of outstanding borrowings under the Revolving Credit Facility as of June 30, 2020, $316,700 was denominated in United States dollars, 9,400 was denominated in Canadian dollars and 34,300 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $3,197. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2020 was $1,384,697 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 1.9% as of June 30, 2020. The average interest rate in effect under the Revolving Credit Facility as of June 30, 2020 was 1.9% and the interest rate in effect under Term Loan A as of June 30, 2020 was 1.9%.

(2)
Consists of an incremental term loan B borrowed by IMI's wholly owned subsidiary, Iron Mountain Information Management, LLC, with an original principal amount of $700,000 (the "Term Loan B"). The Term Loan B is scheduled to mature on January 2, 2026. The interest rate in effect as of June 30, 2020 was 1.9%. The amount of debt for the Term Loan B reflects an unamortized original issue discount of $1,242 and $1,355 as of June 30, 2020 and December 31, 2019, respectively.

(3)
The interest rate in effect as of June 30, 2020 was 4.0%. We had 320,938 Australian dollars outstanding on the AUD Term Loan as of June 30, 2020. The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $989 and $1,232 as of June 30, 2020 and December 31, 2019, respectively.

(4)	The interest rate in effect as of June 30, 2020 was 2.8%.

(5)	Collectively, the "Parent Notes".

(6)	The interest rate in effect as of June 30, 2020 was 3.5%.

(7)
The Current portion of long-term debt as of June 30, 2020 includes $755,000 in aggregate principal amount of our outstanding 5 3/4% Notes. The $755,000 presented within the Current portion of long-term debt represents the portion of the 5 3/4% Notes we redeemed on July 2, 2020 utilizing funds that were received from the June 2020 Offerings (as defined and described below) and temporarily invested in money market funds as of June 30, 2020.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2020 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2019 (which are disclosed in our Annual Report). Additionally, see Note 5 to Notes to Consolidated Financial Statements included in our Annual Report for information regarding which of our consolidated subsidiaries guarantee certain of our debt instruments. There have been no material changes to our long-term debt agreements since December 31, 2019 other than the June 2020 Offerings and the modification of the Accounts Receivable Securitization Program, both described below.

See Note 3 for information regarding the forward-starting interest rate swap agreements and the cross-currency swap agreements outstanding at June 30, 2020.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)

June 2020 Offerings

On June 22, 2020, IMI completed private offerings of (i) $500,000 in aggregate principal amount of the 5% Notes, (ii) $1,300,000 in aggregate principal amount of the 5 1/4% Notes due 2030 and (iii) $600,000 in aggregate principal amount of the 5 5/8% Notes (collectively, the "June 2020 Offerings"). The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376,000 from the June 2020 Offerings, after deducting the initial purchasers' commissions, were used to redeem all of the 4 3/8% Notes, the 6% Notes due 2023 and the 5 3/4% Notes and to repay a portion of the outstanding borrowings under our Revolving Credit Facility. Pending the redemption of the 5 3/4% Notes, as of June 30, 2020, a portion of the proceeds from the June 2020 Offerings were used to temporarily repay outstanding borrowings under our Accounts Receivable Securitization Program and invest in money market funds.

On June 29, 2020, we redeemed all of the $500,000 in aggregate principal outstanding of the 4 3/8% Notes at 100.000% of par and all of the $600,000 in aggregate principal outstanding of the 6% Notes due 2023 at 102.000% of par, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $17,040 to Other expense (income), net during the second quarter of 2020 related to the early extinguishment of this debt, representing the call premium associated with the early redemption of the 6% Notes due 2023, as well as a write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes due 2023.

On July 2, 2020, we redeemed all of the outstanding 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. A debt extinguishment charge of approximately $15,300 will be recorded to Other expense (income), net during the third quarter of 2020 related to the extinguishment of this debt representing the call premium and write-off of unamortized deferred financing fees.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275,000 to $300,000 and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. As a result, the full amount outstanding is classified within the long-term portion of long-term debt in our Condensed Consolidated Balance Sheet as of June 30, 2020. The interest rate in effect as of June 30, 2020 was 1.1%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of December 31, 2019. The maximum available borrowings is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)

The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$350,500	$(347,300)	$3,200	$372,100	$(369,000)	$3,100
TRS Cash Pool	355,900	(355,000)	900	319,800	(301,300)	18,500

The net cash position balances as of June 30, 2020 and December 31, 2019 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Letters of Credit

As of June 30, 2020, we had outstanding letters of credit totaling $33,596, of which $3,197 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between September 2020 and January 2033.

Debt Covenants

The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements as of June 30, 2020 and December 31, 2019. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

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

There have been no changes made to our reportable operating segments since December 31, 2019. The operations associated with acquisitions completed during the first six months of 2020 have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2020
Total Revenues	$877,102	$66,768	$38,369	$982,239
Storage Rental	584,402	63,812	28,742	676,956
Service	292,700	2,956	9,627	305,283
Depreciation and Amortization	113,352	34,850	15,648	163,850
Depreciation	76,589	22,412	13,927	112,928
Amortization	36,763	12,438	1,721	50,922
Adjusted EBITDA	383,816	30,558	(71,490)	342,884
Expenditures for Segment Assets	37,892	68,823	8,131	114,846
Capital Expenditures	26,377	68,506	8,131	103,014
Cash Paid for Acquisitions, Net of Cash Acquired	443	—	—	443
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	11,072	317	—	11,389
For the Three Months Ended June 30, 2019
Total Revenues	$954,856	$62,291	$49,760	$1,066,907
Storage Rental	579,575	60,582	29,131	669,288
Service	375,281	1,709	20,629	397,619
Depreciation and Amortization	117,873	32,671	13,787	164,331
Depreciation	82,776	19,027	11,919	113,722
Amortization	35,097	13,644	1,868	50,609
Adjusted EBITDA	395,579	27,641	(72,278)	350,942
Expenditures for Segment Assets	94,836	102,477	12,931	210,244
Capital Expenditures	68,403	101,032	12,931	182,366
Cash Paid for Acquisitions, Net of Cash Acquired	5,228	—	—	5,228
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions	21,205	1,445	—	22,650

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Six Months Ended June 30, 2020
Total Revenues	$1,833,521	$134,125	$83,324	$2,050,970
Storage Rental	1,174,415	128,407	57,681	1,360,503
Service	659,106	5,718	25,643	690,467
Depreciation and Amortization	225,564	70,117	30,753	326,434
Depreciation	155,628	44,320	26,680	226,628
Amortization	69,936	25,797	4,073	99,806
Adjusted EBITDA	775,787	61,454	(131,280)	705,961
Total Assets(1)	10,576,969	2,561,441	1,229,143	14,367,553
Expenditures for Segment Assets	214,392	112,383	20,488	347,263
Capital Expenditures	68,075	111,595	20,488	200,158
Cash Paid for Acquisitions, Net of Cash Acquired	118,512	—	—	118,512
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	27,805	788	—	28,593
For the Six Months Ended June 30, 2019
Total Revenues	$1,900,739	$123,827	$96,204	$2,120,770
Storage Rental	1,155,348	120,300	56,614	1,332,262
Service	745,391	3,527	39,590	788,508
Depreciation and Amortization	233,928	64,303	28,583	326,814
Depreciation	165,701	38,040	24,592	228,333
Amortization	68,227	26,263	3,991	98,481
Adjusted EBITDA	761,415	53,652	(139,619)	675,448
Total Assets(1)	10,779,505	2,330,535	610,942	13,720,982
Expenditures for Segment Assets	217,993	256,182	28,169	502,344
Capital Expenditures	119,893	222,589	24,649	367,131
Cash Paid for Acquisitions, Net of Cash Acquired	41,131	—	3,520	44,651
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs and third-party commissions	56,969	33,593	—	90,562

_______________________________________________________________

(1)	Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)

The accounting policies of the reportable operating segments are the same as those described in Note 2 and in Note 2 to Notes to Consolidated Financial Statements included in our Annual Report. Adjusted EBITDA for each segment is defined as (loss) income from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net, and debt extinguishment expense); (4) Significant Acquisition Costs; (5) Restructuring Charges (as defined in Note 10); and (6) COVID-19 Costs (as defined below). Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

A reconciliation of (Loss) Income from Continuing Operations to Adjusted EBITDA on a consolidated basis for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) Income from Continuing Operations	$(7,113)	$92,347	$57,779	$122,823
Add/(Deduct):
Provision (Benefit) for Income Taxes	9,683	10,646	19,370	21,199
Other Expense (Income), Net	25,700	(15,192)	(17,026)	18
Interest Expense, Net	103,456	105,314	209,105	207,750
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,275)	(8,405)	(2,330)	(7,803)
Depreciation and amortization	163,850	164,331	326,434	326,814
Significant Acquisition Costs	—	1,901	—	4,647
Restructuring Charges	39,298	—	80,344	—
COVID-19 Costs(1)	9,285	—	9,285	—
Intangible impairments	—	—	23,000	—
Adjusted EBITDA	$342,884	$350,942	$705,961	$675,448
_______________________________________________________________

(1)
Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). For the three and six months ended June 30, 2020, approximately $7,600 and $1,600 of COVID-19 Costs are included within in Cost of sales and Selling, general and administrative expenses, respectively, on our Condensed Consolidated Statements of Operations. These costs primarily consist of incremental cleaning costs, the purchase of personal protective equipment for our employees and legal and professional fees.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)

Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2020 and 2019 are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
For the Three Months Ended June 30, 2020
Records Management(1)	$678,969	$—	$21,079	$700,048
Data Management(1)	119,259	—	17,290	136,549
Information Destruction(1)(2)	78,874	—	—	78,874
Data Center	—	66,768	—	66,768
Total Revenues	$877,102	$66,768	$38,369	$982,239
For the Three Months Ended June 30, 2019
Records Management(1)	$716,605	$—	$34,177	$750,782
Data Management(1)	128,847	—	15,583	144,430
Information Destruction(1)(2)	109,404	—	—	109,404
Data Center	—	62,291	—	62,291
Total Revenues	$954,856	$62,291	$49,760	$1,066,907
For the Six Months Ended June 30, 2020
Records Management(1)	$1,406,585	$—	$49,955	$1,456,540
Data Management(1)	245,157	—	33,369	278,526
Information Destruction(1)(2)	181,779	—	—	181,779
Data Center	—	134,125	—	134,125
Total Revenues	$1,833,521	$134,125	$83,324	$2,050,970
For the Six Months Ended June 30, 2019
Records Management(1)	$1,417,703	$—	$66,475	$1,484,178
Data Management(1)	261,949	—	29,729	291,678
Information Destruction(1)(2)	221,087	—	—	221,087
Data Center	—	123,827	—	123,827
Total Revenues	$1,900,739	$123,827	$96,204	$2,120,770
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

In fiscal year 2019 and the first six months of 2020, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 7, 2019	$0.6110	March 15, 2019	$175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019
October 31, 2019	0.6185	December 16, 2019	177,687	January 2, 2020
February 13, 2020	0.6185	March 16, 2020	178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020

On August 5, 2020, we declared a dividend to our stockholders of record as of September 15, 2020 of $0.6185 per share, payable on October 2, 2020.

At The Market (ATM) Equity Program

As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, in October 2017, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500,000 of our common stock through the Agents (the “At The Market (ATM) Equity Program”). There were no shares of common stock sold under the At The Market (ATM) Equity Program during the six months ended June 30, 2020. As of June 30, 2020, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431,200.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
9.    Related Parties

In connection with the Consumer Storage Transaction (as described in Note 2.j.), we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”).

Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized approximately $7,100 and $13,900 of revenue for the three and six months ended June 30, 2020, respectively, and approximately $7,400 and $7,900 of revenue for the three and six months ended June 30, 2019, respectively, associated with the MakeSpace Agreement.

10.    Project Summit

In October 2019, we announced Project Summit. Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. As part of Project Summit, we are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals. Since Project Summit was announced, we have identified additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology solutions to enable us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate, which has broadened the initial scope of Project Summit.

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. Including the expanded scope of Project Summit, we estimate that the implementation of Project Summit will result in total costs of approximately $450,000, which includes (1) operating expenditures (“Restructuring Charges”) that primarily consist of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs, and (2) capital expenditures. During the three and six months ended June 30, 2020, we incurred $39,298 and $80,344, respectively, of Restructuring Charges, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees.

Restructuring Charges included in the accompanying Condensed Consolidated Statements of Operations by segment for the three and six months ended June 30, 2020 and from the inception of Project Summit through June 30, 2020 are as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	From the inception of Project Summit through June 30, 2020
Global RIM Business	$12,774	$21,062	$42,962
Global Data Center Business	503	690	996
Corporate and Other Business	26,021	58,592	84,983
Restructuring Charges	$39,298	$80,344	$128,941

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
10.    Project Summit (Continued)

A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet, from December 31, 2019 to June 30, 2020 is as follows:

Restructuring Charges
Balance as of December 31, 2019(1)	$17,777
Amounts accrued	80,344
Payments	(72,757)
Other, including currency translation adjustments	(2,716)
Balance as of June 30, 2020(2)	$22,648
_______________________________________________________________
(1) Accrued Restructuring Charges at December 31, 2019 consist of approximately $13,000 of accrued professional fees and approximately $4,800 of accrued employee severance costs.
(2) Accrued Restructuring Charges at June 30, 2020 consist of approximately $16,000 of accrued professional fees and approximately $6,600 of accrued employee severance costs.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2020, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 13, 2020 (our "Annual Report").

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected change in volume of records stored with us, (3) expectations that profits will increase in our growth portfolio, including our higher-growth markets, and that our growth portfolio will become a larger part of our business over time, (4) expectations related to our revenue management programs and continuous improvement initiatives, (5) expectations related to our leverage ratio and capital requirements, (6) expected ability to identify and complete acquisitions and drive returns on invested capital, (7) anticipated capital expenditures, (8) expectations and assumptions regarding the possible impact from the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows and the goodwill associated with our reporting units, (9) expected benefits, costs and actions related to, and timing of, Project Summit (as defined and discussed below) and (10) statements regarding the durability of our core storage business. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:

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

Additional risks and facts that may affect us, including as a result of the COVID-19 pandemic, are set forth in our filings with the SEC, including under "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 (the "March 31, 2020 Quarterly Report") and our Annual Report.

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report, as well as our other periodic reports filed with the SEC including under "Risk Factors" in the March 31, 2020 Quarterly Report and in our Annual Report.

Overview

The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2020 within each section.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and the World Health Organization subsequently declared COVID-19 a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and the quarantining of people who may have been exposed to the virus ("Mandated Restrictions"). In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. While we have since reopened the majority of the offices and facilities that had been temporarily closed, Mandated Restrictions in certain locations and certain travel restrictions we have imposed for employees remain in place, which continue to disrupt how we operate our business. The preventative and protective actions that governments have ordered, or we have implemented as an organization, have resulted in a period of reduced operations and business disruption for us, our customers and other third parties with which we do business. The effects of the pandemic, including the effects on the economy and the preventative and protective actions taken to date, have included, but are not limited to: (i) declines in our service revenues; (ii) higher operating costs and reduced leverage associated with labor, vehicle and facility costs for service operations that are not being fully utilized, and (iii) limited delays in cash collections and increased bad debt expense due to bankruptcy of, and increased collectability risk from, some of our customers. We have not made any adjustments for these impacts in our reported results or in calculating our various non-GAAP measures (as described below). We have also incurred other costs due to the COVID-19 pandemic which are direct, incremental and not expected to recur once the pandemic ends, primarily associated with the purchase of personal protective equipment for our employees, increased cleaning costs and legal and professional fees. We have excluded these costs in calculating our various non-GAAP measures. The broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows remain uncertain and difficult to predict as information continues to rapidly evolve, and the severity and duration of the pandemic remains unknown, as is our visibility to its effect on the markets we serve and our customers within those markets.

Project Summit

In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives ("Project Summit"). Project Summit focuses on simplifying our global structure by combining our core records and information management operations under one global leader and rebalancing our resources, streamlining managerial structures and leveraging our global and regional customer facing resources. As part of Project Summit, we are also implementing systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals. Since Project Summit was announced, we have identified additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology solutions to enable us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate, which has broadened the initial scope of Project Summit.

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized exiting 2021. Including the expanded scope of Project Summit described above, we estimate that Project Summit will improve annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, an increase from our original estimate of $200.0 million. In addition, we expect Project Summit to improve annual Adjusted EBITDA by approximately $150.0 million in 2020, an increase from our original estimate of $80.0 million. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.

Including the expanded scope of Project Summit described above, we estimate that the implementation of Project Summit will result in total costs of approximately $450.0 million, a $210.0 million increase from our original estimate of $240.0 million, of which we expect to incur $240.0 million in 2020. These costs include (1) operating expenditures ("Restructuring Charges") that primarily consist of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs, and (2) capital expenditures. The following table presents (in thousands) the total costs related to Project Summit, comprised of Restructuring Charges (primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees) and capital expenditures for both the three and six months ended June 30, 2020 and from the inception of Project Summit through June 30, 2020.

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	From the inception of Project Summit through June 30, 2020
Restructuring Charges	$39,298	$80,344	$128,941
Capital Expenditures associated with Project Summit	827	2,105	2,105
Total	$40,125	$82,449	$131,046

See Note 10 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on the Restructuring Charges.

During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments and reporting units, as discussed in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. As a result of the managerial structure changes associated with Project Summit, we have the following reportable operating segments: (i) Global Records and Information Management ("Global RIM") Business (which consists of our former North American Records and Information Management Business (excluding our technology escrow services business, which is included as a component of our Corporate and Other Business), North American Data Management Business, Western European Business and Other International Business segments); (ii) Global Data Center Business; and (iii) Corporate and Other Business (which includes our Adjacent Businesses and our technology escrow services business). As a result of these changes, previously reported segment information has been restated to conform to the current presentation.

Change in Presentation

We have historically classified our significant acquisition costs which represent operating expenditures associated with (1) the acquisition of Recall Holdings Limited ("Recall") that we completed on May 2, 2016 (the "Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the acquisition of IO Data Centers, LLC ("IODC") (collectively, "Significant Acquisition Costs"), as components of Selling, general and administrative expenses and Cost of sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior periods have been confirmed to this presentation.

There were no Significant Acquisition Costs for the three and six months ended June 30, 2020 as all of the costs associated with the Recall Transaction and IODC were incurred as of December 31, 2019. Significant Acquisition Costs for the three and six months ended June 30, 2019 were approximately $1.9 million and $4.6 million, respectively.

General

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, primarily consist of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years, technology escrow services that protect and manage source code and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the related sale of recycled paper, the price of which can fluctuate from period to period, and customer termination and permanent removal fees; (3) other services, including the scanning, imaging and document conversion services of active and inactive records and project revenues; and (4) consulting services. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.

Cost of sales (excluding depreciation and amortization) primarily consists of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, IT, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies.

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

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	Percentage of United States Dollar-Reported Revenue for the Three Months Ended June 30,		Average Exchange Rates for the Three Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2020	2019	2020	2019
Australian dollar	3.2%	3.4%	$0.657	$0.700	(6.1)%
Brazilian real	1.8%	2.6%	$0.186	$0.255	(27.1)%
British pound sterling	5.6%	6.4%	$1.241	$1.285	(3.4)%
Canadian dollar	5.3%	5.7%	$0.721	$0.748	(3.6)%
Euro	7.4%	7.5%	$1.101	$1.124	(2.0)%

	Percentage of United States Dollar-Reported Revenue for the Six Months Ended June 30,		Average Exchange Rates for the Six Months Ended June 30,		Percentage Strengthening / (Weakening) of Foreign Currency
	2020	2019	2020	2019
Australian dollar	3.1%	3.4%	$0.657	$0.706	(6.9)%
Brazilian real	2.0%	2.6%	$0.206	$0.260	(20.8)%
British pound sterling	5.9%	6.5%	$1.261	$1.294	(2.6)%
Canadian dollar	5.4%	5.7%	$0.734	$0.750	(2.1)%
Euro	7.3%	7.5%	$1.102	$1.130	(2.5)%

The percentage of United States dollar-reported revenues for all other foreign currencies was 13.6% and 13.8% for the three and six months ended June 30, 2020, respectively, and 12.6% and 12.7% for the three and six months ended June 30, 2019, respectively.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is defined as (loss) income from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net, and debt extinguishment expense); (4) Significant Acquisition Costs; (5) Restructuring Charges; and (6) COVID-19 Costs (as defined below). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flows to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business.

Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating income, (loss) income from continuing operations, net (loss) income or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).

Reconciliation of (Loss) Income from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) Income from Continuing Operations	$(7,113)	$92,347	$57,779	$122,823
Add/(Deduct):
Provision (Benefit) for Income Taxes	9,683	10,646	19,370	21,199
Other Expense (Income), Net	25,700	(15,192)	(17,026)	18
Interest Expense, Net	103,456	105,314	209,105	207,750
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(1,275)	(8,405)	(2,330)	(7,803)
Depreciation and amortization	163,850	164,331	326,434	326,814
Significant Acquisition Costs	—	1,901	—	4,647
Restructuring Charges	39,298	—	80,344	—
COVID-19 Costs(1)	9,285	—	9,285	—
Intangible impairments	—	—	23,000	—
Adjusted EBITDA	$342,884	$350,942	$705,961	$675,448
_______________________________________________________________

(1)
Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). For the three and six months ended June 30, 2020, approximately

$7.6 million and $1.6 million of COVID-19 Costs are included within in Cost of sales and Selling, general and administrative expenses, respectively, on our Condensed Consolidated Statements of Operations. These costs primarily consist of incremental cleaning costs, the purchase of personal protective equipment for our employees and legal and professional fees.

Adjusted EPS

Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations excluding: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net, and debt extinguishment expense); (4) Significant Acquisition Costs; (5) Restructuring Charges; (6) COVID-19 Costs; and (7) the tax impact of reconciling items and discrete tax items. Adjusted EPS includes income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reported EPS—Fully Diluted from Continuing Operations	$(0.02)	$0.32	$0.20	$0.42
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—
Other Expense (Income), Net	0.09	(0.05)	(0.06)	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	—	(0.03)	(0.01)	(0.03)
Significant Acquisition Costs	—	0.01	—	0.02
Restructuring Charges	0.14	—	0.28	—
COVID-19 Costs	0.03	—	0.03	—
Intangible impairments	—	—	0.08	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	(0.01)	(0.03)	(0.01)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.22	$0.23	$0.49	$0.40
_______________________________________________________________

(1)
The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2020 and 2019 is primarily due to (i) the reconciling items above, which impact our reported (loss) income from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2020 and 2019 was 17.1% and 17.7%, respectively.

(2)	Columns may not foot due to rounding.

FFO (Nareit) and FFO (Normalized)

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("Nareit") and us as net (loss) income excluding depreciation on real estate assets, gains on sale of real estate, net of tax and amortization of data center leased-based intangibles ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net (loss) income. Although Nareit has published a definition of FFO, modifications to FFO (Nareit) are common among REITs as companies seek to provide financial measures that most meaningfully reflect their particular business. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment (excluding real estate), net; (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net, and debt extinguishment expense); (4) real estate financing lease depreciation; (5) Significant Acquisition Costs; (6) Restructuring Charges; (7) COVID-19 Costs; (8) the tax impact of reconciling items and discrete tax items; (9) (income) loss from discontinued operations, net of tax; and (10) (gain) loss on sale of discontinued operations, net of tax.

Reconciliation of Net (Loss) Income to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(7,113)	$92,475	$57,779	$122,927
Add/(Deduct):
Real Estate Depreciation(1)	75,719	74,161	152,306	147,240
Gains on Sale of Real Estate, Net of Tax	(1,089)	(30,512)	(1,581)	(30,512)
Data Center Lease-Based Intangible Assets Amortization(2)	10,379	11,372	21,732	23,981
FFO (Nareit)	77,896	147,496	230,236	263,636
Add/(Deduct):
(Gain) Loss on disposal/write-down of property, plant and equipment (excluding real estate), net	(155)	27,587	(399)	28,189
Other Expense (Income), Net(3)	25,700	(15,192)	(17,026)	18
Real Estate Financing Lease Depreciation	3,431	3,113	6,594	6,617
Significant Acquisition Costs	—	1,901	—	4,647
Restructuring Charges	39,298	—	80,344	—
COVID-19 Costs	9,285	—	9,285	—
Intangible impairments	—	—	23,000	—
Tax Impact of Reconciling Items and Discrete Tax Items(4)	(3,241)	(10,168)	(10,053)	(10,144)
(Income) Loss from Discontinued Operations, Net of Tax(5)	—	(128)	—	(104)
FFO (Normalized)	$152,214	$154,609	$321,981	$292,859
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

(3)
Includes (i) foreign currency transaction losses (gains), net of $1.5 million and $(35.9) million for the three and six months ended June 30, 2020, respectively, and $(19.3) million and $(1.6) million for the three and six months ended June 30, 2019, respectively and (ii) debt extinguishment expense of $17.0 million for the three and six months ended June 30, 2020. See Note 2.m. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

(4)
Represents the tax impact of (i) the reconciling items above, which impact our reported (loss) income from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $2.3 million and $2.2 million for the three and six months ended June 30, 2020, respectively, and $(5.9) million and $(6.5) million for the three and six months ended June 30, 2019, respectively.

(5)	Net of a de minimis tax benefit for the three and six months ended June 30, 2019.

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

Impairment of Tangible and Intangible Assets

Goodwill and other indefinite-lived intangible assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2019 and concluded that as of October 1, 2019 goodwill was not impaired. As of December 31, 2019, no factors were identified that would alter our October 1, 2019 goodwill impairment analysis. Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first six months of 2020 (which are described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) has been incorporated into our reporting units as they existed as of December 31, 2019. There were no other changes to the composition of our reporting units for the six months ended June 30, 2020.

During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. As a result of the interim goodwill impairment test, we concluded that the fair value of the Fine Arts reporting unit was less than its carrying value, primarily due to near-term revenue declines that are unable to be fully mitigated by the cost reduction measures we have taken. Therefore, we recorded a $23.0 million impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. The remaining goodwill for this reporting unit subsequent to the impairment charge was approximately $15.0 million. As disclosed in our Annual Report, our Global Data Center reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. At March 31, 2020, we determined we did not have a triggering event requiring an interim impairment test on the goodwill associated with our Global Data Center reporting unit. Additionally, we concluded that, as of March 31, 2020, we did not have a triggering event requiring an interim impairment test on the goodwill associated with our other reporting units. During the second quarter of 2020, no factors were identified that would alter our interim goodwill impairment analysis performed during the first quarter of 2020, or change the conclusions reached at that time.

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

Results of Operations

Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2020	2019
Revenues	$982,239	$1,066,907	$(84,668)	(7.9)%
Operating Expenses	850,513	873,792	(23,279)	(2.7)%
Operating Income	131,726	193,115	(61,389)	(31.8)%
Other Expenses, Net	138,839	100,768	38,071	37.8%
(Loss) Income from Continuing Operations	(7,113)	92,347	(99,460)	(107.7)%
Income (Loss) from Discontinued Operations, Net of Tax	—	128	(128)	(100.0)%
Net (Loss) Income	(7,113)	92,475	(99,588)	(107.7)%
Net (Loss) Income Attributable to Noncontrolling Interests	(27)	34	(61)	(179.4)%
Net (Loss) Income Attributable to Iron Mountain Incorporated	$(7,086)	$92,441	$(99,527)	(107.7)%
Adjusted EBITDA(1)	$342,884	$350,942	$(8,058)	(2.3)%
Adjusted EBITDA Margin(1)	34.9%	32.9%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2020	2019
Revenues	$2,050,970	$2,120,770	$(69,800)	(3.3)%
Operating Expenses	1,781,742	1,768,980	12,762	0.7%
Operating Income	269,228	351,790	(82,562)	(23.5)%
Other Expenses, Net	211,449	228,967	(17,518)	(7.7)%
Income (Loss) from Continuing Operations	57,779	122,823	(65,044)	(53.0)%
Income (Loss) from Discontinued Operations, Net of Tax	—	104	(104)	(100.0)%
Net Income (Loss)	57,779	122,927	(65,148)	(53.0)%
Net Income (Loss) Attributable to Noncontrolling Interests	890	925	(35)	(3.8)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$56,889	$122,002	$(65,113)	(53.4)%
Adjusted EBITDA(1)	$705,961	$675,448	$30,513	4.5%
Adjusted EBITDA Margin(1)	34.4%	31.8%
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

REVENUES
Consolidated revenues consist of the following (in thousands):

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2020	2019
Storage Rental	$676,956	$669,288	$7,668	1.1%	3.7%	2.3%
Service	305,283	397,619	(92,336)	(23.2)%	(21.3)%	(23.1)%
Total Revenues	$982,239	$1,066,907	$(84,668)	(7.9)%	(5.6)%	(7.2)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)
	2020	2019
Storage Rental	$1,360,503	$1,332,262	$28,241	2.1%	4.3%	2.6%
Service	690,467	788,508	(98,041)	(12.4)%	(10.5)%	(12.8)%
Total Revenues	$2,050,970	$2,120,770	$(69,800)	(3.3)%	(1.2)%	(3.1)%
________________________________________________________________

(1)	Constant currency growth rates are calculated by translating the 2019 results at the 2020 average exchange rates.

(2)
Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Storage Rental Revenues

In the three and six months ended June 30, 2020, the increase in reported consolidated storage rental revenues was driven by consolidated organic storage rental revenue growth and the favorable impact of acquisitions, partially offset by unfavorable fluctuations in foreign currency exchange rates. The impact of acquisitions contributed 1.7% to the reported storage rental revenue growth rates for the six months ended June 30, 2020 compared to the prior year period, primarily driven by acquisitions in our Global RIM Business segment. While our core storage business remains durable in spite of the COVID-19 pandemic, we have experienced some decreases in new storage volume. Organic storage rental revenue growth of 2.6% in the six months ended June 30, 2020 compared to the prior year period was driven by organic storage rental revenue growth of 2.0% in our Global RIM Business segment primarily driven by revenue management. Organic storage rental revenue growth in our Global Data Center Business segment was 7.2% for the six months ended June 30, 2020 compared to the prior year period, primarily related to increased customer leasing activity. Excluding the impact of acquisitions, our Global RIM Business segment net volumes as of June 30, 2020 decreased by 1.1% over the ending volume as of June 30, 2019. Including the impact of acquisitions, our Global RIM Business segment net volumes as of June 30, 2020 increased by 2.1% over the ending volume as of June 30, 2019. Foreign currency exchange rate fluctuations decreased our reported storage rental revenue growth rate for the six months ended June 30, 2020 by 2.2%, compared to the prior year period.

Service Revenues

In the three and six months ended June 30, 2020, the decrease in reported consolidated service revenues was driven by organic service revenue declines and unfavorable fluctuations in foreign currency exchange rates, partially offset by the favorable impact of acquisitions. Our reported consolidated service revenues during the three months ended June 30, 2020 were significantly impacted by the COVID-19 pandemic, primarily due to decreases in our service activity, and particularly in regions where governments have imposed restrictions on non-essential business operations. In the three months ended June 30, 2020, organic service revenue declined 23.1% compared to the prior year period, primarily driven by organic service revenue declines of 22.0% in our Global RIM Business segment. In the six months ended June 30, 2020, organic service revenue declined 12.8% compared to the prior year period, primarily driven by organic service revenue declines of 12.0% in our Global RIM Business segment. The impact of acquisitions contributed 2.3% to the reported service revenue growth rates for the six months ended June 30, 2020, compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported service revenue growth rate for the six months ended June 30, 2020 by 1.9%, compared to the prior year period.

Total Revenues

For the reasons stated above, our reported consolidated revenues decreased $84.7 million, or 7.9%, to $982.2 million and $69.8 million, or 3.3%, to $2,051.0 million for the three and six months ended June 30, 2020, respectively, from $1,066.9 million and $2,120.8 million for three and six months ended June 30, 2019, respectively. The impact of acquisitions contributed 1.9% to the reported consolidated revenue growth rate for the six months ended June 30, 2020 compared to the prior year period. Consolidated organic revenue declined 3.1% in the six months ended June 30, 2020 compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the six months ended June 30, 2020 by 2.1%, compared to the prior year period.

Organic Growth—Eight-Quarter Trend

	2018		2019				2020
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.3%	1.9%	2.0%	2.4%	3.0%	2.5%	3.0%	2.3%
Service Revenue	7.1%	6.1%	1.8%	(2.0)%	(3.0)%	(0.7)%	(2.3)%	(23.1)%
Total Revenues	4.1%	3.5%	1.9%	0.7%	0.7%	1.3%	1.0%	(7.2)%

During the past eight quarters, our organic storage rental revenue growth rate has ranged between 1.9% and 3.0%. Consolidated organic storage rental revenue growth and consolidated total organic revenue growth were benefited by (i) 0.3% and 0.2%, respectively, for the second quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment, (ii) 0.3% and 0.2%, respectively, for the third quarter of 2019 related to a $1.7 million customer lease modification fee in our Global Data Center Business segment and (iii) 0.3% and 0.2%, respectively, for the fourth quarter of 2019 related to a $2.0 million customer lease modification fee in our Global Data Center Business segment. Our organic storage rental revenue growth rates have increased over the past two fiscal years, as organic storage rental revenue growth for full year 2018 and 2019 was 2.4% and 2.5%, respectively. At various points in the economic cycle, organic storage rental revenue growth may be influenced by changes in pricing and volume. In 2018 and 2019, we experienced relatively steady net volume in our Global RIM Business segment, with organic storage rental revenue growth coming primarily from revenue management. While our core storage business remains durable in spite of the COVID-19 pandemic, we have experienced some decreases in new storage volume. The impact that the pandemic will have on our future organic storage rental revenue growth remains uncertain and will be dependent on the severity and duration of the COVID-19 pandemic. For the remainder of 2020 we expect organic storage rental revenue growth to approach the same levels we experienced in the second quarter of 2020.

The organic growth rate for service revenue is inherently more volatile than the organic growth rate for storage rental revenues due to the more discretionary nature of certain services we offer, such as large special projects, and, as a commodity, the volatility of pricing for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. The organic growth rate for total service revenues over the past eight quarters reflects reduced retrieval/re-file activity and a related decrease in transportation revenues within our Global RIM Business segment. The increases in organic service revenue growth rates of 7.1% and 6.1% in the third and fourth quarters of 2018 reflect a strong contribution from our secure shredding business, which benefited from higher recycled paper prices, higher destruction activity and acquisitions of customer relationships. Organic service revenue growth declined to 1.8%, negative 2.0%, negative 3.0% and negative 0.7% for the first, second, third and fourth quarters of 2019, respectively, reflecting declining recycled paper prices and moderation of destruction activity compared to previous quarters. Organic service revenue growth declined to negative 2.3% in the first quarter of 2020, reflecting continued weakness in recycled paper prices and to a lesser extent, recycled paper volume decline. In the second quarter of 2020, organic service revenue growth declined to negative 23.1%, significantly impacted by the COVID-19 pandemic, primarily due to decreases in our service activity, particularly in regions where governments have imposed restrictions on non-essential business operations. The severity of future service level declines is uncertain and is dependent on the duration and severity of the COVID-19 pandemic, the resulting governmental and business actions and the duration and strength of any ensuing economic recovery that may follow, specifically within the markets in which we operate and among our customers. As restrictions associated with the COVID-19 pandemic are relaxed, we expect our service activity levels to continue to gradually improve. We expect organic service revenue declines to slightly improve for the remainder of 2020.

OPERATING EXPENSES

COVID-19
A significant portion of our cost base is fixed, particularly with regard to our storage business. However, at lower service activity levels, we do have a number of options to manage our costs and capital expenditures. As a result of the COVID-19 pandemic, we have taken certain actions during the six months ended June 30, 2020, including, but not limited to: (i) the termination of nearly all of our temporary and contract workers; (ii) reductions in our full-time and part-time work forces; (iii) the introduction of furloughs, reduced hours or other temporary reduction measures impacting approximately one-third of our global workforce during the second quarter of 2020; (iv) the deferral of certain previously planned non-essential capital investments and (v) the implementation of a temporary freeze on future acquisitions. While we have implemented cost savings measures to address the decreased level of service activity, we continue to incur higher operating costs and reduced leverage associated with labor, vehicle and facility costs for service operations that are not being fully utilized, as well as, increased bad debt expense due to bankruptcy of, and increased collectability risk from, some of our customers. We have not made any adjustments for these impacts in our reported results or in calculating our various non-GAAP measures. We have also incurred other costs due to the COVID-19 pandemic which are direct, incremental and not expected to recur once the pandemic ends, primarily associated with the purchase of personal protective equipment for our employees, increased cleaning costs and legal and professional fees. We have excluded these costs in calculating our various non-GAAP measures. We can provide no assurance that the cost savings measures we have taken, or may take in future periods, will be sufficient to offset any future service level declines, and we continue to evaluate additional cost saving measures as additional information regarding the COVID-19 pandemic and the related economic downturn become known.

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
Labor	$164,672	$206,623	$(41,951)	(20.3)%	(17.6)%	16.8%	19.4%	(2.6)%
Facilities	173,618	176,950	(3,332)	(1.9)%	0.7%	17.7%	16.6%	1.1%
Transportation	28,162	41,959	(13,797)	(32.9)%	(31.6)%	2.9%	3.9%	(1.0)%
Product Cost of Sales and Other	32,593	38,277	(5,684)	(14.8)%	(11.5)%	3.3%	3.6%	(0.3)%
COVID-19 Costs	7,648	—	7,648	100.0%	100.0%	0.8%	—%	0.8%
Total Cost of Sales	$406,693	$463,809	$(57,116)	(12.3)%	(9.7)%	41.4%	43.5%	(2.1)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
Labor	$368,518	$411,914	$(43,396)	(10.5)%	(8.0)%	18.0%	19.4%	(1.4)%
Facilities	358,150	351,669	6,481	1.8%	4.2%	17.5%	16.6%	0.9%
Transportation	67,100	82,999	(15,899)	(19.2)%	(17.7)%	3.3%	3.9%	(0.6)%
Product Cost of Sales and Other	72,198	77,873	(5,675)	(7.3)%	(4.4)%	3.5%	3.7%	(0.2)%
COVID-19 Costs	7,648	—	7,648	100.0%	100.0%	0.4%	—%	0.4%
Total Cost of Sales	$873,614	$924,455	$(50,841)	(5.5)%	(3.1)%	42.6%	43.6%	(1.0)%

Labor

On a constant dollar basis, labor expenses for the six months ended June 30, 2020 decreased by $32.0 million, or 8.0%, compared to the prior year period, primarily driven by lower labor expenses in our Global RIM Business segment, reflecting cost containment actions taken in response to lower service activity levels in the second quarter of 2020 due to the COVID-19 pandemic, partially offset by incremental labor costs associated with recent acquisitions in our Global RIM Business segment.

Facilities

On a constant dollar basis, facilities expenses for the six months ended June 30, 2020 increased by $14.3 million, or 4.2%, compared to the prior year period, driven by increases in rent expense, in part due to recent acquisitions in our Global RIM Business segment, as well as higher property taxes and utility costs, partially offset by lower insurance and building maintenance costs.

Transportation

On a constant dollar basis, transportation expenses for the six months ended June 30, 2020 decreased by $14.4 million, or 17.7%, compared to the prior year period, primarily driven by lower third-party carrier costs and fuel costs, reflecting cost containment actions taken in response to lower service activity levels in the second quarter of 2020 due to the COVID-19 pandemic.

Product Cost of Sales and Other

Product cost of sales and other, which includes cartons, media and other service, storage and supply costs and is highly correlated to service revenue streams, particularly project revenues. On a constant dollar basis, product cost of sales and other for the six months ended June 30, 2020 decreased by $3.3 million, or 4.4%, compared to the prior year period. The decrease in product cost of sales and other was primarily driven by lower operating supplies and product costs, reflecting cost containment actions taken in response to lower service activity levels in the second quarter of 2020 due to the COVID-19 pandemic.

COVID-19 Costs

COVID-19 Costs included in cost of sales were $7.6 million for the six months ended June 30, 2020 and primarily consist of incremental cleaning costs and the purchase of personal protective equipment for our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
General and Administrative	$136,181	$143,842	$(7,661)	(5.3)%	(3.3)%	13.9%	13.5%	0.4%
Sales, Marketing and Account Management	52,385	62,536	(10,151)	(16.2)%	(14.4)%	5.3%	5.9%	(0.6)%
Information Technology	36,765	42,029	(5,264)	(12.5)%	(10.8)%	3.7%	3.9%	(0.2)%
Bad Debt Expense	14,979	3,749	11,230	299.5%	306.3%	1.5%	0.4%	1.1%
COVID-19 Costs	1,637	—	1,637	100.0%	100.0%	0.2%	—%	0.2%
Total Selling, General and Administrative Expenses	$241,947	$252,156	$(10,209)	(4.0)%	(2.0)%	24.6%	23.6%	1.0%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
General and Administrative	$265,379	$295,174	$(29,795)	(10.1)%	(8.4)%	12.9%	13.9%	(1.0)%
Sales, Marketing and Account Management	111,844	128,706	(16,862)	(13.1)%	(11.5)%	5.5%	6.1%	(0.6)%
Information Technology	80,644	88,200	(7,556)	(8.6)%	(7.3)%	3.9%	4.2%	(0.3)%
Bad Debt Expense	21,176	8,787	12,389	141.0%	143.2%	1.0%	0.4%	0.6%
COVID-19 Costs	1,637	—	1,637	100.0%	100.0%	0.1%	—%	0.1%
Total Selling, General and Administrative Expenses	$480,680	$520,867	$(40,187)	(7.7)%	(6.1)%	23.4%	24.6%	(1.2)%

General and Administrative

On a constant dollar basis, general and administrative expenses for the six months ended June 30, 2020 decreased by $24.3 million, or 8.4%, compared to the prior year period, primarily driven by a decrease in compensation expense and other employee related costs, as well as lower professional fees, reflecting benefits from Project Summit and ongoing cost containment measures.

Sales, Marketing and Account Management

On a constant dollar basis, sales, marketing and account management expenses for the six months ended June 30, 2020 decreased by $14.5 million, or 11.5%, compared to the prior year period, primarily driven by a decrease in compensation expense and other employee related costs, reflecting benefits from Project Summit and ongoing cost containment measures.

Information Technology

On a constant dollar basis, information technology expenses for the six months ended June 30, 2020 decreased by $6.3 million, or 7.3%, compared to the prior year period, primarily driven by a decrease in compensation expense and other employee related costs, as well as lower professional fees, reflecting benefits from Project Summit and ongoing cost containment measures.

Bad Debt Expense

We maintain an allowance for doubtful accounts based on reasonable and supportable forecasts for expected future collectability of our outstanding receivables that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic and macroeconomic conditions, and specific circumstances of individual receivable balances. We continually monitor our customers' payment activity and make adjustments to the allowance as necessary. Bad debt expense for the six months ended June 30, 2020 increased by $12.4 million on a constant dollar basis compared to the prior year period, primarily driven by increased collectability risk resulting from the COVID-19 pandemic.

COVID-19 Costs

COVID-19 Costs included in selling, general and administrative expenses were $1.6 million for the six months ended June 30, 2020 and primarily consist of legal and professional fees related to actions taken in direct response to the COVID-19 pandemic.

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

Depreciation expense decreased $1.7 million, or 0.7%, on a reported dollar basis for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.

Amortization expense increased $1.3 million, or 1.3%, on a reported dollar basis for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Restructuring Charges

Restructuring Charges for the six months ended June 30, 2020 were approximately $80.3 million and primarily consist of employee severance, internal costs associated with the development and implementation of Project Summit initiatives and professional fees.

Intangible impairments

The intangible impairment charge for the six months ended June 30, 2020 was $23.0 million and related to the write-down of goodwill associated with our Fine Arts reporting unit in the first quarter of 2020, as discussed above.

Gain on disposal/write-down of property, plant and equipment, net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the six months ended June 30, 2019 was approximately $7.8 million. The gain for the six months ended June 30, 2019 primarily consisted of gains associated with the sale of certain land and buildings in the United Kingdom of approximately $36.0 million in the second quarter of 2019. These gains were partially offset by losses primarily associated with (i) an impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio of approximately $24.0 million and (ii) the write-down of certain property, plant and equipment in our Global RIM Business segment of approximately $3.1 million.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $1.3 million, or 0.7%, to $209.1 million in the six months ended June 30, 2020 from $207.8 million in the six months ended June 30, 2019. This increase was mainly driven by higher average debt outstanding during the six months ended June 30, 2020. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other Expense (Income), Net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2020	2019		2020	2019
Foreign currency transaction losses (gains), net	$1,471	$(19,331)	$20,802	$(35,928)	$(1,634)	$(34,294)
Debt extinguishment expense	17,040	—	17,040	17,040	—	17,040
Other, net	7,189	4,139	3,050	1,862	1,652	210
Other Expense (Income), Net	$25,700	$(15,192)	$40,892	$(17,026)	$18	$(17,044)
Foreign Currency Transaction Losses (Gains)

We recorded net foreign currency transaction gains of $35.9 million in the six months ended June 30, 2020, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2019 on our intercompany balances with and between certain of our subsidiaries.

We recorded net foreign currency transaction gains of $1.6 million in the six months ended June 30, 2019, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries. These gains were partially offset by losses primarily from the impact of changes in the exchange rate of the Euro against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.

Debt Extinguishment Expense

During the second quarter of 2020, we recorded debt extinguishment expense of $17.0 million comprised of the call premium associated with the early redemption of the 6% Notes due 2023, as well as the write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes due 2023 (both as defined and described below).

Other, net

Included in Other, net are losses on certain of our equity method investments, which are partially offset by a gain of approximately $10.0 million recorded during the first quarter of 2020 in connection with our acquisition of the remaining 75% equity interest in OSG Records Management (Europe) Limited ("OSG" and such acquisition, the "OSG Acquisition"), as our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition.

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

Our effective tax rates for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(2)	2020(2)	2019(2)
Effective Tax Rate(1)	—%	10.3%	25.1%	14.7%
_______________________________________________________________

(1)
For the three months ended June 30, 2020, we had a provision for income taxes of $9.7 million and income from continuing operations before provision for income taxes of $2.6 million; as such, our effective tax rate is not meaningful.

(2)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2020 and for the three and six months ended June 30, 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA

The following table reflects the effect of the foregoing factors on our consolidated Income (Loss) From Continuing Operations and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019
(Loss) Income from Continuing Operations	$(7,113)	$92,347	$(99,460)	(107.7)%
(Loss) Income from Continuing Operations as a percentage of Consolidated Revenue	(0.7)%	8.7%
Adjusted EBITDA	$342,884	$350,942	$(8,058)	(2.3)%
Adjusted EBITDA Margin	34.9%	32.9%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019
Income (Loss) from Continuing Operations	$57,779	$122,823	$(65,044)	(53.0)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	2.8%	5.8%
Adjusted EBITDA	$705,961	$675,448	$30,513	4.5%
Adjusted EBITDA Margin	34.4%	31.8%

Consolidated Adjusted EBITDA for the six months ended June 30, 2020 increased by $30.5 million, or 4.5%, and consolidated Adjusted EBITDA Margin increased by 260 basis points compared to the same prior year period, reflecting benefits from Project Summit and ongoing cost containment measures.

Segment Analysis (in thousands)

See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.

Global RIM Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$584,402	$579,575	$4,827	0.8%	3.8%	2.0%
Service	292,700	375,281	(82,581)	(22.0)%	(20.0)%	(22.0)%
Segment Revenue	$877,102	$954,856	$(77,754)	(8.1)%	(5.6)%	(7.5)%
Segment Adjusted EBITDA(1)	$383,816	$395,579	$(11,763)
Segment Adjusted EBITDA Margin(2)	43.8%	41.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$1,174,415	$1,155,348	$19,067	1.7%	4.1%	2.0%
Service	659,106	745,391	(86,285)	(11.6)%	(9.6)%	(12.0)%
Segment Revenue	$1,833,521	$1,900,739	$(67,218)	(3.5)%	(1.2)%	(3.5)%
Segment Adjusted EBITDA(1)	$775,787	$761,415	$14,372
Segment Adjusted EBITDA Margin(2)	42.3%	40.1%
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

For the three months ended June 30, 2020, reported revenue in our Global RIM Business segment decreased 8.1%, compared to the three months ended June 30, 2019, due to organic revenue declines and unfavorable fluctuations in foreign currency exchange rates, partially offset by the favorable impact of acquisitions. The organic revenue decline of 7.5% was primarily the result of organic service revenue declines of 22.0%. Our reported service revenues during the three months ended June 30, 2020 were significantly impacted by the COVID-19 pandemic, primarily due to decreases in our service activity, particularly in regions where governments have imposed restrictions on non-essential business operations. Organic storage rental revenue growth of 2.0% was driven by revenue management. The impact of acquisitions contributed 1.9% to the reported revenue growth rate for the three months ended June 30, 2020, compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the three months ended June 30, 2020 by 2.5%, compared to the prior year period.

For the six months ended June 30, 2020, reported revenue in our Global RIM Business segment decreased 3.5%, compared to the six months ended June 30, 2019, due to organic revenue declines and unfavorable fluctuations in foreign currency exchange rates, partially offset by the favorable impact of acquisitions. The organic revenue decline of 3.5% was primarily the result of organic service revenue declines of 12.0%, mainly driven by the COVID-19 pandemic, partially offset by organic storage rental revenue growth of 2.0% driven by revenue management. The impact of acquisitions contributed 2.3% to the reported revenue growth rate for the six months ended June 30, 2020, compared to the prior year period. Foreign currency exchange rate fluctuations decreased our reported revenue growth rate for the six months ended June 30, 2020 by 2.3%, compared to the prior year period. Adjusted EBITDA Margin increased 220 basis points during the six months ended June 30, 2020 compared to the prior year period, primarily driven by benefits from Project Summit, ongoing cost containment measures and revenue management.

Global Data Center Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$63,812	$60,582	$3,230	5.3%	5.8%	5.8%
Service	2,956	1,709	1,247	73.0%	73.4%	73.4%
Segment Revenue	$66,768	$62,291	$4,477	7.2%	7.6%	7.6%
Segment Adjusted EBITDA(1)	$30,558	$27,641	$2,917
Segment Adjusted EBITDA Margin(2)	45.8%	44.4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$128,407	$120,300	$8,107	6.7%	7.2%	7.2%
Service	5,718	3,527	2,191	62.1%	62.5%	62.5%
Segment Revenue	$134,125	$123,827	$10,298	8.3%	8.8%	8.8%
Segment Adjusted EBITDA(1)	$61,454	$53,652	$7,802
Segment Adjusted EBITDA Margin(2)	45.8%	43.3%
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

For the six months ended June 30, 2020, reported revenue in our Global Data Center Business segment increased 8.3% compared to the six months ended June 30, 2019, due to organic revenue growth, partially offset by unfavorable fluctuations in foreign currency exchange rates. Organic storage rental revenue growth in our Global Data Center Business segment was 7.2% for the six months ended June 30, 2020 compared to the prior year period, reflecting increased customer leasing activity. Adjusted EBITDA Margin increased 250 basis points during the six months ended June 30, 2020 compared to the prior year period primarily due to ongoing cost containment measures.

Corporate and Other Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$28,742	$29,131	$(389)	(1.3)%	(0.9)%	1.0%
Service	9,627	20,629	(11,002)	(53.3)%	(52.7)%	(52.0)%
Segment Revenue	$38,369	$49,760	$(11,391)	(22.9)%	(22.3)%	(21.2)%
Segment Adjusted EBITDA(1)	$(71,490)	$(72,278)	$788
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(7.3)%	(6.8)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth
	2020	2019
Storage Rental	$57,681	$56,614	$1,067	1.9%	2.2%	4.5%
Service	25,643	39,590	(13,947)	(35.2)%	(34.5)%	(35.3)%
Segment Revenue	$83,324	$96,204	$(12,880)	(13.4)%	(12.8)%	(12.0)%
Segment Adjusted EBITDA(1)	$(131,280)	$(139,619)	$8,339
Segment Adjusted EBITDA(1) as a percentage of Consolidated Revenue	(6.4)%	(6.6)%
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

For the six months ended June 30, 2020, reported revenue in our Corporate and Other Business segment decreased 13.4% compared to the prior year period, primarily due to organic service revenue declines. The organic service revenue decline reflects lower service activity levels in our Fine Arts business, primarily related to the COVID-19 pandemic. Adjusted EBITDA in our Corporate and Other Business segment increased $8.3 million for the six months ended June 30, 2020 compared to the prior year period reflecting benefits from Project Summit and ongoing cost containment measures.

Liquidity and Capital Resources

COVID-19

While we have broad geographic and customer diversification with operations in approximately 50 countries, and no single customer accounting for more than 1% of our revenue during the six months ended June 30, 2020, COVID-19 is a global pandemic impacting numerous industries and geographies. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. We continue to monitor the credit worthiness of our customers and customer payment trends, as well as the related impact on our liquidity.

Project Summit

As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total costs of $450.0 million. During the six months ended June 30, 2020, we incurred approximately $82.4 million of costs related to Project Summit which were comprised of $80.3 million of Restructuring Charges, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees, and $2.1 million of capital expenditures.

Cash Flows

The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended
June 30,

	2020	2019
Cash Flows from Operating Activities - Continuing Operations	$439,074	$429,731
Cash Flows from Investing Activities - Continuing Operations	(344,211)	(474,734)
Cash Flows from Financing Activities - Continuing Operations	616,912	39,102
Cash and Cash Equivalents, including Restricted Cash, End of Period	907,180	161,996

a.    Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash flows provided by operating activities increased by $9.3 million compared to the prior year period, primarily due to an increase in cash from working capital of $52.3 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses, partially offset by a decrease in net income (including non-cash charges) of $43.0 million.

b.    Cash Flows from Investing Activities

Our significant investing activities during the six months ended June 30, 2020 are highlighted below:

•	We paid cash for acquisitions (net of cash acquired) of $118.5 million, primarily funded by borrowings under our revolving credit facility (the "Revolving Credit Facility").

•
We paid cash for capital expenditures of $200.2 million. Our business requires capital expenditures to maintain our ongoing operations, support our expected revenue growth and new products and services, and increase our profitability. All of these expenditures are included in the cash flows from investing activities. Additional details of our capital spending are included in the Capital Expenditures section below.

•
We acquired customer relationships and incurred both (i) customer inducements (which primarily consist of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.b. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the six months ended June 30, 2020 of $2.9 million, $7.0 million and $18.7 million, respectively.

•	We paid cash in connection with our additional investment in the MakeSpace JV of approximately $6.9 million (as defined and discussed below).

c.    Cash Flows from Financing Activities

Our significant financing activities during the six months ended June 30, 2020 included:

•	Net proceeds of $2,376.0 million associated with the June 2020 Offerings (as defined and discussed below).

•	Payments, including a call premium, of $1,112.0 million associated with the early redemption of the 4 3/8% Notes and the 6% Notes due 2023.

•	Net payments of $265.1 million primarily associated with repayments on our Revolving Credit Facility and Accounts Receivable Securitization Program.

•	Payment of dividends in the amount of $359.5 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the six months ended June 30, 2020 and 2019, organized by the type of the spending as described in our Annual Report (in thousands):

	Six Months Ended June 30,
Nature of Capital Spend	2020	2019
Growth Investment Capital Expenditures:
Real Estate	$28,624	$40,459
Non-Real Estate	17,912	18,993
Data Center	91,831	235,170
Innovation	501	10,680
Total Growth Investment Capital Expenditures	138,868	305,302
Recurring Capital Expenditures:
Real Estate	17,294	27,563
Non-Real Estate	6,666	12,260
Data Center	4,247	3,607
Total Recurring Capital Expenditures	28,207	43,430
Total Capital Spend (on accrual basis)	167,075	348,732
Net increase (decrease) in prepaid capital expenditures	1,569	410
Net decrease (increase) in accrued capital expenditures	31,514	17,989
Total Capital Spend (on cash basis)	$200,158	$367,131

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with Project Summit, we expect our capital expenditures to be approximately $525.0 million in the year ending December 31, 2020.

Dividends

See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2020 and fiscal year 2019.

On August 5, 2020, we declared a dividend to our stockholders of record as of September 15, 2020 of $0.6185 per share, payable on October 2, 2020.

Financial Instruments and Debt

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investment as of June 30, 2020 is related to cash and cash equivalents. See Note 2.i. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.

Long-term debt as of June 30, 2020 is as follows (in thousands):

	June 30, 2020
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$362,106	$(10,343)	$351,763
Term Loan A	221,875	—	221,875
Term Loan B	683,008	(6,869)	676,139
Australian Dollar Term Loan	219,717	(1,875)	217,842
UK Bilateral Revolving Credit Facility	172,580	(1,488)	171,092
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	183,252	(1,713)	181,539
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(1)	1,000,000	(5,722)	994,278
3% Euro Senior Notes due 2025 (the "Euro Notes")(1)	336,869	(3,142)	333,727
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	493,085	(4,965)	488,120
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	250,000	(2,541)	247,459
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(10,309)	989,691
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(9,152)	815,848
5% Senior Notes due 2028 (the "5% Notes")(1)	500,000	(5,837)	494,163
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(13,381)	986,619
5 1/4% Senior Notes due 2030 (the "5 1/4 Notes due 2030")(1)	1,300,000	(15,110)	1,284,890
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(6,974)	593,026
Real Estate Mortgages, Financing Lease Liabilities and Other	486,619	(257)	486,362
Accounts Receivable Securitization Program	47,000	(196)	46,804
Mortgage Securitization Program	50,000	(909)	49,091
Total Long-term Debt	9,731,111	(100,783)	9,630,328
Less Current Portion(2)	(880,212)	—	(880,212)
Long-term Debt, Net of Current Portion	$8,850,899	$(100,783)	$8,750,116
_______________________________________________________________

(1)	Collectively, the "Parent Notes".

(2)
The Current portion of long-term debt as of June 30, 2020 includes $755.0 million in aggregate principal amount of our outstanding 5 3/4% Notes. The $755.0 million presented within the Current portion of long-term debt represents the portion of the 5 3/4% Notes we redeemed on July 2, 2020 utilizing funds that were received from the June 2020 Offerings (as defined and described below) and temporarily invested in money market funds as of June 30, 2020.

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

June 2020 Offerings

On June 22, 2020, IMI completed private offerings of (i) $500.0 million in aggregate principal amount of the 5% Notes, (ii) $1,300.0 million in aggregate principal amount of the 5 1/4% Notes due 2030 and (iii) $600.0 million in aggregate principal amount of the 5 5/8% Notes (collectively, the "June 2020 Offerings"). The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376.0 million from the June 2020 Offerings, after deducting the initial purchasers' commissions, were used to redeem all of the 4 3/8% Notes, the 6% Notes due 2023 and the 5 3/4% Notes and to repay a portion of the outstanding borrowings under our Revolving Credit Facility. Pending the redemption of the 5 3/4% Notes, as of June 30, 2020, a portion of the proceeds from the June 2020 Offerings were used to temporarily repay outstanding borrowings under our Accounts Receivable Securitization Program and invest in money market funds.

On June 29, 2020, we redeemed all of the $500.0 million in aggregate principal outstanding of the 4 3/8% Notes at 100.000% of par and all of the $600.0 million in aggregate principal outstanding of the 6% Notes due 2023 at 102.000% of par, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $17.0 million to Other expense (income), net during the second quarter of 2020 related to the early extinguishment of this debt, representing the call premium associated with the early redemption of the 6% Notes due 2023, as well as a write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes due 2023.

On July 2, 2020, we redeemed all of the outstanding 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. A debt extinguishment charge of approximately $15.3 million will be recorded to Other expense (income), net during the third quarter of 2020 related to the extinguishment of this debt representing the call premium and write-off of unamortized deferred financing fees.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275.0 million to $300.0 million and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. As a result, the full amount outstanding is classified within the long-term portion of long-term debt in our Condensed Consolidated Balance Sheet as of June 30, 2020. The interest rate in effect as of June 30, 2020 was 1.1%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of December 31, 2019. The maximum available borrowings is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

Letters of Credit

As of June 30, 2020, we had outstanding letters of credit totaling $33.6 million, of which $3.2 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between September 2020 and January 2033.

Debt Covenants

The Credit Agreement (as defined in Note 5 to Notes of Condensed Consolidated Financial Statements included in this Quarterly Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.

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

Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.4	5.7	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.8	2.3	Maximum allowable of 4.0
Fixed charge coverage ratio	2.3	2.2	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.9	5.9	Maximum allowable of 6.5-7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.1	—	Minimum allowable of 2.0(1)
______________________________________________________________

(1)
The maximum leverage ratio permitted under our indentures for the GBP Notes, the 4 7/8% Notes due 2027, the 5 1/4% Notes due 2028 and the 4 7/8% Notes due 2029 is 7.0, while the maximum leverage ratio permitted under the indentures for the CAD Notes, the 5 3/4% Notes, the Euro Notes, and the 5 3/8% Notes is 6.5. The indentures for the 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes do not include a maximum leverage ratio covenant; the indentures for these notes instead require us to maintain a minimum fixed charge coverage ratio of 2.0. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio or bond fixed charge coverage ratio exceeding or falling below the maximum or minimum permitted ratio under our indentures and still remain in compliance with the applicable covenant.

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

Equity Financing

As described in greater detail in Note 12 to Notes to Consolidated Financial Statements included in our Annual Report, in October 2017, we entered into a distribution agreement with a syndicate of 10 banks (the “Agents”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the Agents (the “At The Market (ATM) Equity Program”). During the six months ended June 30, 2020, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of June 30, 2020, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

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

c.    MakeSpace Capital Contribution

During 2019, we contributed our customer contracts and certain intellectual property and other assets, including $20.0 million in cash consideration (gross of certain transaction expenses), to MakeSpace Labs, Inc. to form a joint venture entity (the “MakeSpace JV”), a consumer storage services provider. We account for our investment in the MakeSpace JV as an equity method investment, which is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we will contribute $36.0 million of the $45.0 million being raised (the “Additional Investment”). Our first contribution of the Additional Investment of $7.0 million was made in May 2020 (the “First Installment”). We will make the remaining contributions in quarterly installments through October 2021. After the First Installment, our equity interest in the MakeSpace JV increased to approximately 37%. After completion of the Additional Investment, we expect our equity interest in the MakeSpace JV will be approximately 46%. The carrying value of our investment in the MakeSpace JV at June 30, 2020 and December 31, 2019 was $17.7 million and $18.6 million, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2020 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In March 2020, many of our employees began working remotely due to the COVID-19 pandemic. We have not implemented any material changes in our internal control over financial reporting due to the changes in the way we are working. We are monitoring and assessing the effects of the COVID-19 pandemic to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II.    Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the three months ended June 30, 2020, nor did we repurchase any shares of our common stock during the three months ended June 30, 2020.

Item 5. Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, including specified activities or transactions relating to the Government of Iran (as defined in section 560.304 of title 31 of the Code of Federal Regulations) and to persons designated under Executive Order No. 13382 (70 Fed. Reg. 38567). In the March 31, 2020 Quarterly Report, we reported that we had determined that one of our non-U.S. subsidiaries provided limited hard copy record, electronic media (e.g., CD), box and container storage and handling services during such quarter, and in prior periods since the reporting requirement took effect, to at least one Government of Iran entity and one entity designated under Executive Order No. 13382 - both located outside of Iran.

We also reported in the March 31, 2020 Quarterly Report that we had notified the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) of these limited activities and initiated an internal investigation, and, during that investigation, we had identified two additional customer relationships between the subsidiary in question and entities designated under Executive Order No. 13382 and Executive Order No. 13224, neither of which was active and ongoing during the quarter ended March 31, 2020. As further disclosed in the March 31, 2020 Quarterly Report, we intend to cooperate with OFAC in its review of this matter.

During the quarter ended June 30, 2020, the subsidiary in question notified both entities with active relationships identified during the quarter ended March 31, 2020 of its decision to terminate those relationships. Because we consider property held in storage for these two entities to be blocked property under regulations administered by OFAC, the subsidiary in question continues to hold the boxes and will do so in accordance with applicable rules and regulations. The subsidiary has not engaged in any other activity with the entities during the period covered by this report. During the quarter ended June 30, 2020, the subsidiary in question received cash of less than 2,000 British pounds sterling from one of the entities due to activities performed and invoiced prior to the quarter ended June 30, 2020. The subsidiary is treating this money as blocked property. Consistent with the disclosure contained in the March 31, 2020 Quarterly Report, we do not intend to continue any activity involving the entities in question.

We plan to submit a more detailed report to OFAC at the conclusion of our internal investigation and will continue to cooperate fully with OFAC in its ongoing review of this matter.

Moreover, we continue to review, and intend to enhance, as necessary or appropriate, our policies and processes designed to identify transactions associated with restricted parties, and to comply with the disclosure requirements of Section 13(r) of the Exchange Act.

Item 6. Exhibits

(a)    Exhibits

Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
4.1
2028 Senior Notes Indenture, dated as of June 22, 2020, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.000% Senior Notes due 2028. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 22, 2020.)

4.2
2030 Senior Notes Indenture, dated as of June 22, 2020, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.250% Senior Notes due 2030. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 22, 2020.)

4.3
2032 Senior Notes Indenture, dated as of June 22, 2020, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.625% Senior Notes due 2032. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 22, 2020.)

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
Dated: August 6, 2020