Form 10-Q
period 2020-09-30
IRON MOUNTAIN INC
filed 2020-11-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2020, the registrant had 288,171,345 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED

Part I.    Financial Information
Item 1.    Unaudited Condensed Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$151,972	$193,555
Accounts receivable (less allowances of $53,788 and $42,856 as of September 30, 2020 and December 31, 2019, respectively) (see Note 2.d.)	791,859	850,701
Prepaid expenses and other	190,194	192,083
Total Current Assets	1,134,025	1,236,339
Property, Plant and Equipment:
Property, plant and equipment	8,100,871	8,048,906
Less—Accumulated depreciation	(3,641,804)	(3,425,869)
Property, Plant and Equipment, Net	4,459,067	4,623,037
Other Assets, Net:
Goodwill	4,461,529	4,485,209
Customer relationships, customer inducements and data center lease-based intangibles	1,317,399	1,393,183
Operating lease right-of-use assets (see Note 2.e.)	1,963,019	1,869,101
Other	347,621	209,947
Total Other Assets, Net	8,089,568	7,957,440
Total Assets	$13,682,660	$13,816,816
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$392,586	$389,013
Accounts payable	302,618	324,708
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities; see Note 2.e.)	951,269	961,752
Deferred revenue	244,430	274,036
Total Current Liabilities	1,890,903	1,949,509
Long-term Debt, net of current portion	8,618,856	8,275,566
Long-term Operating Lease Liabilities, net of current portion (see Note 2.e.)	1,818,844	1,728,686
Other Long-term Liabilities	158,507	143,018
Deferred Income Taxes	194,638	188,128
Commitments and Contingencies (see Note 7)
Redeemable Noncontrolling Interests	63,666	67,682
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 288,162,966 and 287,299,645 shares as of September 30, 2020 and December 31, 2019, respectively)	2,882	2,873
Additional paid-in capital	4,335,799	4,298,566
(Distributions in excess of earnings) Earnings in excess of distributions	(3,018,144)	(2,574,896)
Accumulated other comprehensive items, net	(383,178)	(262,581)
Total Iron Mountain Incorporated Stockholders' Equity	937,359	1,463,962
Noncontrolling Interests	(113)	265
Total Equity	937,246	1,464,227
Total Liabilities and Equity	$13,682,660	$13,816,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Revenues:
Storage rental	$696,294	$673,318
Service	340,353	388,906
Total Revenues	1,036,647	1,062,224
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	434,505	449,372
Selling, general and administrative	232,095	237,151
Depreciation and amortization	157,252	157,561
Significant Acquisition Costs (see Note 2.o.)	—	3,950
Restructuring Charges (see Note 10)	48,371	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	(75,840)	(9,284)
Total Operating Expenses	796,383	838,750
Operating Income (Loss)	240,264	223,474
Interest Expense, Net (includes interest income of $2,476 and $1,558 for the three months ended September 30, 2020 and 2019, respectively)	104,303	106,677
Other Expense (Income), Net	83,465	(13,415)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	52,496	130,212
Provision (Benefit) for Income Taxes	13,934	21,928
Income (Loss) from Continuing Operations	38,562	108,284
Income (Loss) from Discontinued Operations, Net of Tax	—	—
Net Income (Loss)	38,562	108,284
Less: Net Income (Loss) Attributable to Noncontrolling Interests	168	609
Net Income (Loss) Attributable to Iron Mountain Incorporated	$38,394	$107,675
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.13	$0.37
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.13	$0.37
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.13	$0.37
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.13	$0.37
Weighted Average Common Shares Outstanding—Basic	288,403	287,152
Weighted Average Common Shares Outstanding—Diluted	288,811	287,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Revenues:
Storage rental	$2,056,797	$2,005,580
Service	1,030,820	1,177,414
Total Revenues	3,087,617	3,182,994
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,308,119	1,373,827
Selling, general and administrative	712,775	758,018
Depreciation and amortization	483,686	484,375
Significant Acquisition Costs (see Note 2.o.)	—	8,597
Restructuring Charges (see Note 10)	128,715	—
Intangible impairments (see Note 2.b.)	23,000	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net (see Note 2.l.)	(78,170)	(17,087)
Total Operating Expenses	2,578,125	2,607,730
Operating Income (Loss)	509,492	575,264
Interest Expense, Net (includes interest income of $6,491 and $4,804 for the nine months ended September 30, 2020 and 2019, respectively)	313,408	314,427
Other Expense (Income), Net	66,439	(13,397)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	129,645	274,234
Provision (Benefit) for Income Taxes	33,304	43,127
Income (Loss) from Continuing Operations	96,341	231,107
Income (Loss) from Discontinued Operations, Net of Tax	—	104
Net Income (Loss)	96,341	231,211
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,058	1,534
Net Income (Loss) Attributable to Iron Mountain Incorporated	$95,283	$229,677
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.33	$0.80
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.33	$0.80
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.33	$0.80
Total Income (Loss) from Discontinued Operations, Net of Tax	$—	$—
Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.33	$0.80
Weighted Average Common Shares Outstanding—Basic	288,105	286,869
Weighted Average Common Shares Outstanding—Diluted	288,471	287,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net Income (Loss)	$38,562	$108,284
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	44,883	(83,595)
Change in Fair Value of Derivative Instruments	(184)	(1,496)
Total Other Comprehensive Income (Loss)	44,699	(85,091)
Comprehensive Income (Loss)	83,261	23,193
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	522	(100)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$82,739	$23,293

	Nine Months Ended September 30,
	2020	2019
Net Income (Loss)	$96,341	$231,211
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(109,742)	(71,195)
Change in Fair Value of Derivative Instruments	(11,507)	(9,101)
Total Other Comprehensive (Loss) Income	(121,249)	(80,296)
Comprehensive (Loss) Income	(24,908)	150,915
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	406	1,777
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(25,314)	$149,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended September 30, 2020
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	9,997	20,263	1	9,996	—	—	—	—
Parent cash dividends declared (see Note 8)	(179,677)	—	—	—	(179,677)	—	—	—
Foreign currency translation adjustment	44,529	—	—	—	—	44,529	—	354
Change in fair value of derivative instruments	(184)	—	—	—	—	(184)	—	—
Net income (loss)	38,250	—	—	—	38,394	—	(144)	312
Noncontrolling interests dividends	—	—	—	—	—	—	—	(512)
Balance, September 30, 2020	$937,246	288,162,966	$2,882	$4,335,799	$(3,018,144)	$(383,178)	$(113)	$63,666

Nine Month Period Ended September 30, 2020
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	34,639	863,321	9	34,630	—	—	—	—
Change in equity related to redeemable noncontrolling interests	2,603	—	—	2,603	—	—	—	(2,603)
Parent cash dividends declared (see Note 8)	(538,531)	—	—	—	(538,531)	—	—	—
Foreign currency translation adjustment	(109,090)	—	—	—	—	(109,090)	—	(652)
Change in fair value of derivative instruments	(11,507)	—	—	—	—	(11,507)	—	—
Net income (loss)	94,905	—	—	—	95,283	—	(378)	1,436
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,197)
Balance, September 30, 2020	$937,246	288,162,966	$2,882	$4,335,799	$(3,018,144)	$(383,178)	$(113)	$63,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands, except Share Data)
(Unaudited)

Three Month Period Ended September 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, June 30, 2019	$1,658,981	287,061,769	$2,870	$4,281,584	$(2,364,812)	$(261,821)	$1,160	$73,113
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	6,381	73,425	1	6,380	—	—	—	—
Change in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,590)
Parent cash dividends declared (see Note 8)	(176,665)	—	—	—	(176,665)	—	—	—
Foreign currency translation adjustment	(82,886)	—	—	—	—	(82,886)	—	(709)
Change in fair value of derivative instruments	(1,496)	—	—	—	—	(1,496)	—	—
Net income (loss)	107,534	—	—	—	107,675	—	(141)	750
Noncontrolling interests dividends	—	—	—	—	—	—	—	(465)
Balance, September 30, 2019	$1,511,849	287,135,194	$2,871	$4,287,964	$(2,433,802)	$(346,203)	$1,019	$68,099

Nine Month Period Ended September 30, 2019
		Iron Mountain Incorporated Stockholders' Equity
		Common Stock		Additional Paid-in Capital	(Distributions in Excess of Earnings) Earnings in Excess of Distributions		Noncontrolling Interests
	Total	Shares	Amounts			Accumulated Other Comprehensive Items, Net		Redeemable Noncontrolling Interests
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASU 2016-02")	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	26,078	814,185	8	26,070	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	(3,136)
Parent cash dividends declared (see Note 8)	(529,767)	—	—	—	(529,767)	—	—	—
Foreign currency translation adjustment	(71,438)	—	—	—	—	(71,438)	—	243
Change in fair value of derivative instruments	(9,101)	—	—	—	—	(9,101)	—	—
Net income (loss)	229,287	—	—	—	229,677	—	(390)	1,924
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,464)
Balance, September 30, 2019	$1,511,849	287,135,194	$2,871	$4,287,964	$(2,433,802)	$(346,203)	$1,019	$68,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$96,341	$231,211
Loss (income) from discontinued operations	—	(104)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	334,780	336,485
Amortization (includes amortization of deferred financing costs and discounts of $13,150 and $12,286 for the nine months ended September 30, 2020 and 2019, respectively)	162,057	160,176
Intangible impairments (see Note 2.b.)	23,000	—
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	7,612	10,417
Stock-based compensation expense	35,618	28,140
(Benefit) provision for deferred income taxes	(3,074)	2,643
Loss on early extinguishment of debt	68,300	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(78,170)	(17,087)
Foreign currency transactions and other, net	4,043	(25,283)
(Increase) decrease in assets	(10,219)	(24,121)
(Decrease) increase in liabilities	(13,070)	(54,332)
Cash Flows from Operating Activities - Continuing Operations	627,218	648,145
Cash Flows from Operating Activities - Discontinued Operations	—	—
Cash Flows from Operating Activities	627,218	648,145
Cash Flows from Investing Activities:
Capital expenditures	(309,162)	(533,614)
Cash paid for acquisitions, net of cash acquired	(118,581)	(56,499)
Acquisition of customer relationships	(3,529)	(42,990)
Customer inducements	(8,269)	(7,429)
Contract fulfillment costs and third-party commissions	(30,705)	(63,090)
Investments in joint ventures	(6,850)	(19,222)
Proceeds from sales of property and equipment and other, net	116,965	82,148
Cash Flows from Investing Activities - Continuing Operations	(360,131)	(640,696)
Cash Flows from Investing Activities - Discontinued Operations	—	5,061
Cash Flows from Investing Activities	(360,131)	(635,635)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(7,354,790)	(12,690,691)
Proceeds from revolving credit facility, term loan facilities and other debt	7,090,842	12,256,276
Early redemption of senior notes, including call premiums	(2,942,554)	—
Net proceeds from sales of senior notes	3,465,000	987,500
Debt repayment and equity distribution to noncontrolling interests	(2,197)	(1,464)
Parent cash dividends	(537,853)	(528,908)
Net (payments) proceeds associated with employee stock-based awards	(979)	(2,059)
Payment of debt financing costs and other	(24,643)	(769)
Cash Flows from Financing Activities - Continuing Operations	(307,174)	19,885
Cash Flows from Financing Activities - Discontinued Operations	—	—
Cash Flows from Financing Activities	(307,174)	19,885
Effect of Exchange Rates on Cash and Cash Equivalents	(1,496)	(11,102)
(Decrease) increase in Cash and Cash Equivalents	(41,583)	21,293
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	193,555	165,485
Cash and Cash Equivalents, including Restricted Cash, End of Period	$151,972	$186,778

Supplemental Information:
Cash Paid for Interest	$357,897	$342,139
Cash Paid for Income Taxes, Net	$27,430	$54,446
Non-Cash Investing and Financing Activities:
Financing Leases (see Note 2.e.)	$34,889	$20,699
Accrued Capital Expenditures	$58,175	$78,329
Fair Value of Investments Applied to Acquisitions (see Note 4)	$27,276	$—
Accrued Purchase Price and Other Holdbacks	$—	$4,135
Dividends Payable	$186,699	$182,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
1.    General

The unaudited condensed consolidated financial statements of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries ("we" or "us"), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

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

In January 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings and stay-at-home orders and advisories. In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. The preventative and protective actions that governments have ordered, or we have implemented as an organization, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. Currently, certain of the restrictions have been lifted; however, other restrictions still remain and the broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows, including impacts to estimates used throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), remain uncertain and difficult to predict as information continues to rapidly evolve, and the severity and duration of the pandemic remains unknown, as is our visibility of its effect on the markets we serve and our customers within those markets.

2.    Summary of Significant Accounting Policies

a.    Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and cash invested in highly liquid short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Restricted cash was less than $5,000 at both September 30, 2020 and December 31, 2019.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
b.    Goodwill

Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first nine months of 2020 (described in Note 4) has been incorporated into our reporting units as they existed as of December 31, 2019.

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

During the second and third quarters of 2020, for each of our reporting units, no factors were identified that would alter our interim goodwill impairment analysis performed during the first quarter of 2020, or change the conclusions reached at that time. Any material adverse changes to our businesses that negatively impact their fair values could result in future goodwill impairments.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2020 are as follows:

	Global RIM Business	Global Data Center Business	Corporate and Other Business	Total Consolidated
Goodwill balance, net of accumulated amortization as of December 31, 2019	$3,942,901	$424,568	$117,740	$4,485,209
Non-deductible goodwill acquired during the period	51,319	—	—	51,319
Goodwill impairment	—	—	(23,000)	(23,000)
Fair value and other adjustments	(4,131)	—	403	(3,728)
Currency effects	(54,428)	6,026	131	(48,271)
Goodwill balance, net accumulated amortization as of September 30, 2020	$3,935,661	$430,594	$95,274	$4,461,529
Accumulated goodwill impairment balance as of September 30, 2020	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
c.    Revenues

Contract fulfillment costs consist of the costs of the initial intake of customer records into physical storage and capitalized commissions asset (collectively, "Contract Fulfillment Costs"), which as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract Fulfillment Costs	$123,795	$(57,538)	$66,257	$109,232	$(50,757)	$58,475

Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

Description	September 30, 2020	December 31, 2019
Deferred revenue - Current	$244,430	$274,036
Deferred revenue - Long-term	35,187	36,029

Data Center Lessor Considerations

Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with ASU 2016-02. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Storage rental revenue(1)	$68,416	$62,001	$196,823	$182,301
______________________________________________________________
(1)Revenue associated with power and connectivity included within storage rental revenue was $12,033 and $34,986 for the three and nine months ended September 30, 2020, respectively, and $12,001 and $31,031 for the three and nine months ended September 30, 2019, respectively.

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

On January 1, 2020 we adopted ASU 2016-13 on a modified retrospective basis for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not result in a material impact on our consolidated financial statements. We now calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to considering our past loss experience, current and prior trends in our aged receivables and credit memo activity. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters and any impacts associated with the COVID-19 pandemic. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident. Our highly diverse global customer base, with no single customer accounting for more than 1% of revenue during the nine months ended September 30, 2020, limits our exposure to concentration of credit risk.

The rollforward of allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2020 is as follows:

Balance at December 31, 2019	$42,856
Credit memos charged to revenue	42,713
Allowance for bad debts charged to expense	25,715
Deductions and other(1)	(57,496)
Balance at September 30, 2020	$53,788
_______________________________________________________________
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
e.    Leases

We lease facilities for certain of our warehouses, data centers and office space. We also have land leases, including those on which certain of our facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2020 and December 31, 2019 are as follows:

Description	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$1,963,019	$1,869,101
Financing lease right-of-use assets, net of accumulated depreciation(1)	306,640	327,215
Liabilities:
Current
Operating lease liabilities	$236,019	$223,249
Financing lease liabilities(1)	42,620	46,582
Long-term
Operating lease liabilities	1,818,844	1,728,686
Financing lease liabilities(1)	311,387	320,600
_______________________________________________________________

(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2020	2019	2020	2019
Operating lease cost(1)	$122,737	$114,727	$365,303	$343,282
Financing lease cost:
Depreciation of financing lease right-of-use assets	$12,973	$14,679	$38,495	$45,950
Interest expense for financing lease liabilities	4,891	4,905	14,664	15,972
_______________________________________________________________
(1)    Operating lease cost, the majority of which is in Cost of sales, includes variable lease costs of $27,486 and $82,287 for the three and nine months ended September 30, 2020, respectively, and $26,121 and $78,712 for the three and nine months ended September 30, 2019, respectively.

Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
Cash paid for amounts included in measurement of lease liabilities:	2020	2019
Operating cash flows used in operating leases	$266,619	$252,277
Operating cash flows used in financing leases (interest)	14,664	15,972
Financing cash flows used in financing leases	36,008	44,808
Operating Lease Non-cash items:
Operating lease modifications and reassessments	$89,727	$42,418
New operating leases (including acquisitions)	173,635	117,193

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
f.    Stock-Based Compensation

Stock-based compensation expense for the cost of stock options, restricted stock units ("RSUs"), performance units ("PUs") and shares of stock issued under our employee stock purchase plan (collectively, "Employee Stock-Based Awards") for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$8,946	$7,120	$35,618	$28,140

As of September 30, 2020, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $49,492.

Restricted Stock Units and Performance Units

The fair value of RSUs and earned PUs that vested during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value of RSUs vested	$2,766	$3,092	$24,411	$20,802
Fair value of earned PUs that vested	1,370	1,176	12,421	7,679
As of September 30, 2020, we expected 100% achievement of each of the predefined revenue, return on invested capital and Adjusted EBITDA (as defined in Note 6) targets associated with the awards of PUs made in 2020, 2019 and 2018.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
g.    Income (Loss) Per Share—Basic and Diluted

The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$38,562	$108,284	$96,341	$231,107
Less: Net income (loss) attributable to noncontrolling interests	168	609	1,058	1,534
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	38,394	107,675	95,283	229,573
Income (loss) from discontinued operations, net of tax	—	—	—	104
Net income (loss) attributable to Iron Mountain Incorporated	$38,394	$107,675	$95,283	$229,677

Weighted-average shares—basic	288,403,000	287,152,000	288,105,000	286,869,000
Effect of dilutive potential stock options	14,758	93,752	28,723	157,928
Effect of dilutive potential RSUs and PUs	392,943	445,081	337,588	528,387
Weighted-average shares—diluted	288,810,701	287,690,833	288,471,311	287,555,315

Earnings (losses) per share—basic:
Income (loss) from continuing operations	$0.13	$0.37	$0.33	$0.80
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated	$0.13	$0.37	$0.33	$0.80

Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$0.13	$0.37	$0.33	$0.80
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated	$0.13	$0.37	$0.33	$0.80

Antidilutive stock options, RSUs and PUs, excluded from the calculation	5,529,126	4,782,661	5,959,693	4,590,645

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
h.    Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.

Our effective tax rates for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective Tax Rate(1)	26.5%	16.8%	25.7%	15.7%
_______________________________________________________________

(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2020 and 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. In addition, for the three and nine months ended September 30, 2020, the costs associated with Project Summit (as defined in Note 10) are more heavily weighted to our United States qualified REIT subsidiaries, and, therefore, provide no tax benefit.

i.    Fair Value Measurements

The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at September 30, 2020 Using
Description	Total Carrying Value at September 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$15,030	$—	$15,030	$—
Trading Securities	11,452	11,095	357	—
Derivative Assets	4,346	—	4,346	—
Derivative Liabilities	25,609	—	25,609	—

		Fair Value Measurements at December 31, 2019 Using
Description	Total Carrying Value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$13,653	$—	$13,653	$—
Trading Securities	10,732	10,168	564	—
Derivative Liabilities	9,756	—	9,756	—

There were no material items that are measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019, other than (i) those disclosed in Note 2.s. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) those acquired in acquisitions that occurred during the nine months ended September 30, 2020, as described in Note 4 and (iii) the Fine Arts reporting unit, as described in Note 2.b., all of which are based on Level 3 inputs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
j.    Investments

During 2019, we formed a joint venture entity with MakeSpace Labs, Inc. (the "MakeSpace JV"). In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we agreed to contribute $36,000 of the $45,000 being raised in installments beginning in May 2020 through October 2021. Our equity interest in the MakeSpace JV at September 30, 2020 and December 31, 2019 was 37% and 34%, respectively, and the carrying value of our investment in the MakeSpace JV at September 30, 2020 and December 31, 2019 was $15,801 and $18,570, respectively.

k.    Accumulated Other Comprehensive Items, Net

The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Foreign Currency Translation and Other Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation and Other Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(406,444)	$(21,079)	$(427,523)	$(252,825)	$(9,756)	$(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	44,529	—	44,529	(109,090)	—	(109,090)
Change in fair value of derivative instruments	—	(184)	(184)	—	(11,507)	(11,507)
Total other comprehensive income (loss)	44,529	(184)	44,345	(109,090)	(11,507)	(120,597)
End of Period	$(361,915)	$(21,263)	$(383,178)	$(361,915)	$(21,263)	$(383,178)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Foreign Currency Translation and Other Adjustments	Change in Fair Value of Derivative Instruments	Total	Foreign Currency Translation and Other Adjustments	Change in Fair Value of Derivative Instruments	Total
Beginning of Period	$(253,243)	$(8,578)	$(261,821)	$(264,691)	$(973)	$(265,664)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(82,886)	—	(82,886)	(71,438)	—	(71,438)
Change in fair value of derivative instruments	—	(1,496)	(1,496)	—	(9,101)	(9,101)
Total other comprehensive (loss) income	(82,886)	(1,496)	(84,382)	(71,438)	(9,101)	(80,539)
End of Period	$(336,129)	$(10,074)	$(346,203)	$(336,129)	$(10,074)	$(346,203)

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
l.    Gain on Disposal/Write-Down of Property, Plant and Equipment, Net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2020 was approximately $75,800 and $78,200, respectively. These amounts primarily consisted of gains of approximately $76,400 associated with the sale-leaseback transactions of two facilities during the third quarter of 2020.

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2019 was approximately $9,300 and $17,100, respectively. These amounts consisted of (i) a gain of approximately $36,000 associated with the sale of certain land and buildings during the second quarter of 2019 and (ii) a gain of approximately $9,800 associated with a sale-leaseback transaction of five facilities during the third quarter of 2019, and were partially offset by losses incurred during the second quarter of 2019 primarily associated with an impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio of approximately $24,800.

m.    Other Expense (Income), Net

Consolidated other expense (income), net for the three and nine months ended September 30, 2020 and 2019 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2020	2019	2020	2019
Foreign currency transaction losses (gains), net	$29,635	$(18,251)	$(6,293)	$(19,885)
Debt extinguishment expense	51,260	—	68,300	—
Other, net(1)	2,570	4,836	4,432	6,488
Other Expense (Income), Net	$83,465	$(13,415)	$66,439	$(13,397)
_______________________________________________________________
(1)    Other, net for the nine months ended September 30, 2020 is primarily comprised of losses on certain of our equity method investments, partially offset by a gain on our previously held 25% equity investment in OSG Records Management (Europe) Limited ("OSG"), as more fully discussed in Note 4.

n.    Recent Accounting Pronouncements

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
2.    Summary of Significant Accounting Policies (Continued)
o.    Change in Presentation

We have historically classified our Significant Acquisition Costs (as defined in Note 2.x. to Notes to Consolidated Financial Statements included in our Annual Report) as components of Selling, general and administrative expenses and Cost of sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior periods have been conformed to this presentation.

The following table sets forth the effect of the change in presentation of Significant Acquisition Costs to certain line items of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of sales (excluding depreciation and amortization)	$(1,945)	$(4,136)
Selling, general and administrative	$(2,005)	$(4,461)
Significant Acquisition Costs	$3,950	$8,597

All Significant Acquisition Costs were incurred by December 31, 2019.

3.    Derivative Instruments and Hedging Activities

Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).

Interest Rate Swap Agreements Designated as Cash Flow Hedges

As of September 30, 2020 and December 31, 2019, we had $350,000 in notional value of interest rate swap agreements outstanding, which limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These interest rate swap agreements expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.

We have forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swap agreements expire in March 2022. The forward-starting interest rate swap agreements have $350,000 in notional value, commence in March 2022 and expire in March 2024. Under the forward-starting interest rate swap agreements, we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.

We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities. At September 30, 2020 and December 31, 2019, we had a derivative liability of $23,219 and $8,774, respectively, which was recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheets. We have recorded the change in fair value of the interest rate swap agreements as a component of Accumulated other comprehensive items, net in our Condensed Consolidated Balance Sheets.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
3.    Derivative Instruments and Hedging Activities (Continued)
Unrealized (gains) losses associated with the interest rate swap agreements for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized (gains) losses associated with interest rate swap agreements	$(1,185)	$3,468	$14,445	$11,073

As of September 30, 2020, cumulative net losses of $23,219 are recorded within Accumulated other comprehensive items, net associated with these cash flow hedges.

Net Investment Hedges

a.    Cross-Currency Swap Agreements Designated as a Hedge of Net Investment

We enter into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. The cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. The cross-currency swaps are marked to market at each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities.

In September 2020, we entered into cross-currency swap agreements whereby we notionally exchanged approximately $359,200 at an interest rate of 4.5% for approximately 300,000 Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026. At September 30, 2020, we had a derivative asset of $4,346, which was recorded as a component of Other within Other assets, net associated with these cross-currency swap agreements.

In August 2019, we entered into cross-currency swap agreements whereby we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023. We had a derivative liability of $2,390 and $982 at September 30, 2020 and December 31, 2019, respectively, which was recorded as a component of Other long-term liabilities associated with these cross-currency swap agreements.

Unrealized losses (gains) associated with the cross-currency swap agreements for the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized losses (gains) associated with cross-currency swap agreements	$1,370	$(1,972)	$(2,938)	$(1,972)

As of September 30, 2020, cumulative net gains of $1,956 are recorded within Accumulated other comprehensive items, net associated with these net investment hedges.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
3.    Derivative Instruments and Hedging Activities (Continued)
b.    Euro Notes Designated as a Hedge of Net Investment

Prior to their redemption in August 2020, we designated a portion of our previously outstanding Euro Notes (as defined in Note 5) as a hedge of net investment of certain of our Euro denominated subsidiaries. From January 1, 2020 through the date of redemption and for the nine months ended September 30, 2019, we designated, on average, 300,000 and 279,821 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange (gains) losses related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net.

Foreign exchange losses (gains) associated with this hedge of net investment for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange losses (gains) associated with net investment hedge	$16,604	$(13,101)	$17,005	$(14,962)

As of September 30, 2020, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

4.    Acquisitions

Prior to January 9, 2020, we owned a 25% equity interest in OSG. On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our condensed consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition; as a result, we recorded a gain of approximately $10,000 during the first quarter of 2020, which is included as a component of Other expense (income), net on our Condensed Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.

On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29,100.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
4.    Acquisitions (Continued)
Purchase Price Allocation

A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2020 acquisitions through September 30, 2020 is as follows:

Nine Months Ended September 30, 2020
Cash Paid (gross of cash acquired)(1)	$124,614
Fair Value of Investments Applied to Acquisitions	27,276
Total Consideration	151,890
Fair Value of Identifiable Assets Acquired:
Cash	6,545
Accounts Receivable, Prepaid Expenses and Other Assets	16,815
Property, Plant and Equipment(2)	43,643
Customer Relationship Intangible Assets(3)	60,846
Operating Lease Right-of-Use Assets	111,251
Debt Assumed	(11,479)
Accounts Payable, Accrued Expenses and Other Liabilities	(9,435)
Operating Lease Liabilities	(111,251)
Deferred Income Taxes	(6,364)
Total Fair Value of Identifiable Net Assets Acquired	100,571
Goodwill Initially Recorded	$51,319
________________________________________________________________

(1)Included in cash paid for acquisitions in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 is net cash acquired of $6,545 and contingent and other payments of $512 related to acquisitions completed in 2019.
(2)    Consists primarily of leasehold improvements, racking structures and warehouse equipment.
(3)    The preliminary weighted average lives of customer relationship intangible assets associated with acquisitions is seven years.

The preliminary purchase price allocations that are not finalized as of September 30, 2020 primarily relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures) and income taxes (primarily deferred income taxes) associated with the acquisitions we closed in 2020. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and nine months ended September 30, 2020 were not material to our results from operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt
Long-term debt is as follows:

	September 30, 2020				December 31, 2019
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$172,603	$(9,482)	$163,121	$172,603	$348,808	$(12,053)	$336,755	$348,808
Term Loan A(1)	218,750	—	218,750	218,750	228,125	—	228,125	228,125
Term Loan B	681,315	(6,557)	674,758	682,500	686,395	(7,493)	678,902	686,890
Australian Dollar Term Loan (the "AUD Term Loan")	226,690	(1,731)	224,959	227,602	226,924	(2,313)	224,611	228,156
UK Bilateral Revolving Credit Facility (the "UK Bilateral Facility")	180,204	(1,393)	178,811	180,204	184,601	(1,801)	182,800	184,601
4 3/8% Senior Notes due 2021 (the "4 3/8% Notes")(2)	—	—	—	—	500,000	(2,436)	497,564	503,450
6% Senior Notes due 2023 (the "6% Notes due 2023")(2)	—	—	—	—	600,000	(4,027)	595,973	613,500
5 3/8% CAD Senior Notes due 2023 (the "CAD Notes")	—	—	—	—	192,058	(2,071)	189,987	199,380
5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes")(2)	—	—	—	—	1,000,000	(6,409)	993,591	1,010,625
3% Euro Senior Notes due 2025 (the "Euro Notes")(2)	—	—	—	—	336,468	(3,462)	333,006	345,660
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	514,867	(4,942)	509,925	519,027	527,432	(5,809)	521,623	539,892
5 3/8% Senior Notes due 2026 (the "5 3/8% Notes")	—	—	—	—	250,000	(2,756)	247,244	261,641
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(2)	1,000,000	(9,954)	990,046	1,012,500	1,000,000	(11,020)	988,980	1,029,475
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(2)	825,000	(8,857)	816,143	851,813	825,000	(9,742)	815,258	859,598
5% Senior Notes due 2028 (the "5% Notes")(2)	500,000	(5,667)	494,333	507,500	—	—	—	—
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(2)	1,000,000	(13,019)	986,981	1,012,500	1,000,000	(14,104)	985,896	1,015,640
5 1/4% Senior Notes due 2030 (the "5 1/4 Notes due 2030")(2)	1,300,000	(14,792)	1,285,208	1,352,000	—	—	—	—
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")(2)	1,100,000	(12,970)	1,087,030	1,102,750	—	—	—	—
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(2)	600,000	(6,873)	593,127	630,000	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other	468,906	(215)	468,691	468,906	523,671	(406)	523,265	523,671
Accounts Receivable Securitization Program	270,600	(168)	270,432	270,600	272,062	(81)	271,981	272,062
Mortgage Securitization Program	50,000	(873)	49,127	50,000	50,000	(982)	49,018	50,000
Total Long-term Debt	9,108,935	(97,493)	9,011,442		8,751,544	(86,965)	8,664,579
Less Current Portion	(392,586)	—	(392,586)		(389,013)	—	(389,013)
Long-term Debt, Net of Current Portion	$8,716,349	$(97,493)	$8,618,856		$8,362,531	$(86,965)	$8,275,566
_______________________________________________________________

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)
(1)Collectively, the credit agreement (the "Credit Agreement"). The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan A"). The Credit Agreement is scheduled to mature on June 3, 2023. Of the $172,603 of outstanding borrowings under the Revolving Credit Facility as of September 30, 2020, $128,000 was denominated in United States dollars, 3,200 was denominated in Canadian dollars and 36,000 was denominated in Euros. In addition, we also had various outstanding letters of credit totaling $3,202. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2020 was $1,574,195 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 2.3% as of September 30, 2020 and the average interest rate in effect under the Revolving Credit Facility as of September 30, 2020 was 2.9%.
(2)Collectively, the "Parent Notes".

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2020 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2019 (which are disclosed in our Annual Report).

June 2020 Offerings

On June 22, 2020, IMI completed private offerings of (i) $500,000 in aggregate principal amount of the 5% Notes, (ii) $1,300,000 in aggregate principal amount of the 5 1/4% Notes due 2030 and (iii) $600,000 in aggregate principal amount of the 5 5/8% Notes (collectively, the "June 2020 Offerings"). The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376,000 from the June 2020 Offerings, after deducting the initial purchasers' commissions, were used to redeem all of the 4 3/8% Notes, the 6% Notes due 2023 and the 5 3/4% Notes and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

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

On July 2, 2020, we redeemed all of the $1,000,000 in aggregate principal outstanding of the 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $15,310 to Other expense (income), net during the third quarter of 2020 related to the early extinguishment of this debt, representing the call premium and write-off of unamortized deferred financing fees.

August 2020 Offering

On August 18, 2020, IMI completed a private offering of $1,100,000 in aggregate principal amount of the 4 1/2% Notes. The 4 1/2% Notes were issued at 100.000% of par. The total net proceeds of approximately $1,089,000 from the issuance of the 4 1/2% Notes, after deducting the initial purchasers' commissions, were used to redeem all of the CAD Notes, the Euro Notes, and the 5 3/8% Notes and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)
On August 21, 2020, we redeemed all of the 250,000 CAD in aggregate principal outstanding of the CAD Notes at 104.031% of par, 300,000 Euro in aggregate principal outstanding of the Euro Notes at 101.500% of par and $250,000 in aggregate principal outstanding of the 5 3/8% Notes at 106.628% of par, plus, in each case accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $35,950 to Other expense (income), net during the third quarter of 2020 related to the early extinguishment of the CAD Notes, the Euro Notes and the 5 3/8% Notes, representing the call premiums and write off unamortized deferred financing costs associated with the early redemption of these debt instruments.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275,000 to $300,000 and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

Cash Pooling

We currently utilize two separate cash pooling arrangements, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the "QRS Cash Pool") and the other for our taxable REIT subsidiaries (the "TRS Cash Pool"). The approximate amount of the net cash position for our QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
	Gross Cash Position	Outstanding Debit Balances	Net Cash Position	Gross Cash Position	Outstanding Debit Balances	Net Cash Position
QRS Cash Pool	$573,600	$(573,000)	$600	$372,100	$(369,000)	$3,100
TRS Cash Pool	363,800	(362,600)	1,200	319,800	(301,300)	18,500

The net cash position balances as of September 30, 2020 and December 31, 2019 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Letters of Credit

As of September 30, 2020, we had outstanding letters of credit totaling $34,761, of which $3,202 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between October 2020 and January 2033.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
5.    Debt (Continued)
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2020 and December 31, 2019. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

6.    Segment Information

Our three reportable operating segments as of December 31, 2019 are described in Note 9 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:

•Global Records and Information Management ("Global RIM") Business
•Global Data Center Business
•Corporate and Other Business

The operations associated with acquisitions completed during the first nine months of 2020 have been incorporated into our existing reportable operating segments.

An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global RIM Business
Total Revenues	$921,773	$949,564	$2,755,294	$2,850,303
Adjusted EBITDA	393,883	395,181	1,169,671	1,156,596
Global Data Center Business
Total Revenues	$72,814	$64,418	$206,939	$188,245
Adjusted EBITDA	33,359	32,261	94,812	85,913
Corporate and Other Business
Total Revenues	$42,060	$48,242	$125,384	$144,446
Adjusted EBITDA	(57,195)	(51,741)	(188,475)	(191,360)
Total Consolidated
Total Revenues	$1,036,647	$1,062,224	$3,087,617	$3,182,994
Adjusted EBITDA	370,047	375,701	1,076,008	1,051,149

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

A reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA on a consolidated basis for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (Loss) from Continuing Operations	$38,562	$108,284	$96,341	$231,107
Add/(Deduct):
Provision (Benefit) for Income Taxes	13,934	21,928	33,304	43,127
Other Expense (Income), Net	83,465	(13,415)	66,439	(13,397)
Interest Expense, Net	104,303	106,677	313,408	314,427
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(75,840)	(9,284)	(78,170)	(17,087)
Depreciation and amortization	157,252	157,561	483,686	484,375
Significant Acquisition Costs	—	3,950	—	8,597
Restructuring Charges	48,371	—	128,715	—
COVID-19 Costs(1)	—	—	9,285	—
Intangible impairments	—	—	23,000	—
Adjusted EBITDA	$370,047	$375,701	$1,076,008	$1,051,149
_______________________________________________________________
(1)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). For the nine months ended September 30, 2020, approximately $7,600 and $1,600 of COVID-19 Costs are included within Cost of Sales and Selling, general and administrative expenses, respectively, on our Condensed Consolidated Statement of Operations. These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
6.    Segment Information (Continued)
Information as to our revenues by product and service lines by segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global RIM Business
Records Management(1)	$712,182	$717,570	$2,118,767	$2,135,273
Data Management(1)	121,936	129,451	367,093	391,400
Information Destruction(1)(2)	87,655	102,543	269,434	323,630
Data Center	—	—	—	—
Total Revenues	$921,773	$949,564	$2,755,294	$2,850,303
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)(2)	—	—	—	—
Data Center	72,814	64,418	206,939	188,245
Total Revenues	$72,814	$64,418	$206,939	$188,245
Corporate and Other Business
Records Management(1)	$25,720	$32,034	$75,675	$98,509
Data Management(1)	16,340	16,208	49,709	45,937
Information Destruction(1)(2)	—	—	—	—
Data Center	—	—	—	—
Total Revenues	$42,060	$48,242	$125,384	$144,446
Total Consolidated
Records Management(1)	$737,902	$749,604	$2,194,442	$2,233,782
Data Management(1)	138,276	145,659	416,802	437,337
Information Destruction(1)(2)	87,655	102,543	269,434	323,630
Data Center	72,814	64,418	206,939	188,245
Total Revenues	$1,036,647	$1,062,224	$3,087,617	$3,182,994
_______________________________________________________________
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
7.    Commitments and Contingencies

We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. There have been no material updates to the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report, and we continue to believe that the resolution of the matters disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report will not have a material impact on our consolidated financial condition, results of operations or cash flows.

We have estimated a reasonably possible range for all loss contingencies, including those disclosed in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $5,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.

8.    Stockholders' Equity Matters

In fiscal year 2019 and the first nine months of 2020, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 7, 2019	$0.6110	March 15, 2019	$175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019
October 31, 2019	0.6185	December 16, 2019	177,687	January 2, 2020
February 13, 2020	0.6185	March 16, 2020	178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020

On November 4, 2020, we declared a dividend to our stockholders of record as of December 15, 2020 of $0.6185 per share, payable on January 6, 2021.

9.     Related Parties

In connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized approximately $8,400 and $22,300 of revenue for the three and nine months ended September 30, 2020, respectively, and approximately $7,300 and $15,200 of revenue for the three and nine months ended September 30, 2019, respectively, associated with the MakeSpace Agreement.

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

Including the expanded scope of Project Summit, we estimate that the implementation of Project Summit will result in total costs of approximately $450,000, which includes (1) operating expenditures (“Restructuring Charges”) that primarily consist of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs, and (2) capital expenditures. For the three and nine months ended September 30, 2020, Restructuring Charges primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees.

Restructuring Charges included in the accompanying Condensed Consolidated Statements of Operations by segment for the three and nine months ended September 30, 2020 and from the inception of Project Summit through September 30, 2020 are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	From the inception of Project Summit through September 30, 2020
Global RIM Business	$16,183	$37,245	$59,145
Global Data Center Business	296	986	1,292
Corporate and Other Business	31,892	90,484	116,875
Restructuring Charges	$48,371	$128,715	$177,312

A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet, for the nine months ended September 30, 2020 is as follows:

Balance as of December 31, 2019(1)	$17,777
Amounts accrued	128,715
Payments	(97,646)
Other, including currency translation adjustments	(3,604)
Balance as of September 30, 2020(2)	$45,242
_______________________________________________________________
(1)    Accrued Restructuring Charges at December 31, 2019 consist of approximately $13,000 of accrued professional fees and approximately $4,800 of accrued employee severance costs.
(2)    Accrued Restructuring Charges at September 30, 2020 consist of approximately $33,400 of accrued professional fees and approximately $11,800 of accrued employee severance costs.

Table of Content
IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
11.    Subsequent Events

On October 1, 2020, we formed a joint venture (the “Frankfurt JV Transaction”) with AGC Equity Partners (“AGC”) to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center currently under development in Frankfurt, Germany (the “Frankfurt JV”). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the “Frankfurt JV Investment”). The total cash consideration for the 80% equity interest sold to AGC was approximately $100,000. The substantial majority of the consideration was received upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $10,000 upon the completion of development of the data center, which we expect to occur in the second quarter of 2021. In connection with the Frankfurt JV Transaction, we also entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV.

The assets included in the Frankfurt JV Transaction have a carrying value of approximately $100,000 at September 30, 2020, and are primarily land and land development assets which are included within our Global Data Center Business segment. The assets are classified as held for sale and are included within Other, a component of Other assets, net in our Condensed Consolidated Balance Sheet at September 30, 2020.

We will account for the Frankfurt JV Investment as an equity method investment, and the carrying value will be presented as a component of Other within Other assets, net in our Consolidated Balance Sheet beginning in the fourth quarter of 2020. During the fourth quarter of 2020, we expect to recognize a gain of approximately $25,000 associated with the Frankfurt JV Transaction, representing the excess of the fair value of the consideration received over the carrying value of the assets. The gain remains subject to customary closing adjustments. At the closing date of the Frankfurt JV Transaction, the fair value of our Frankfurt JV Investment was approximately $25,000.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2020, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 13, 2020 (our "Annual Report").
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) expectations and assumptions regarding the possible impact from the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows and the goodwill associated with our reporting units, (2) expected benefits, costs and actions related to, and timing of, Project Summit (as defined and discussed below), (3) anticipated capital expenditures and possible funding sources, (4) expected total consolidated revenue declines in 2020 and (5) other forward-looking statements related to our business, results of operations and financial condition. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•the severity and duration of the COVID-19 pandemic and its effects on the global economy, including its effects on us, the markets we serve and our customers and the third parties with whom we do business within those markets;
•our ability to execute on Project Summit and the potential impacts of Project Summit on our ability to retain and recruit employees and execute on our strategic growth plan;
•our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes ("REIT");
•changes in customer preferences and demand for our storage and information management services, including as a result of the adoption of alternative technologies and shifts to storage of data through non-paper based technologies;
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, expand internationally, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and grow our business through joint ventures;
•changes in the amount of our capital expenditures;
•our ability to raise debt or equity capital and changes in the cost of our debt;
•the cost and our ability to comply with laws, regulations and customer demands, including those relating to data security and privacy issues, as well as fire and safety standards;
•the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information or our internal records or information technology systems and the impact of such incidents on our reputation and ability to compete;
•changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;
•changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate;
•our ability to comply with our existing debt obligations and restrictions in our debt instruments;
•the impact of service interruptions or equipment damage and the cost of power on our data center operations;
•the cost or potential liabilities associated with real estate necessary for our business;
•the performance of business partners upon whom we depend for technical assistance or management expertise;
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption "Risk Factors" in Part I, Item 1A of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "March 31, 2020 Quarterly Report").
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

Overview

The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2020 within each section. Trends and changes that are consistent with the three and nine month periods are not repeated and are discussed on a year to date basis only.

COVID-19

In January 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories. In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. The preventative and protective actions that governments have ordered, or we have implemented as an organization, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. While we have broad geographic and customer diversification with operations in approximately 50 countries, and no single customer accounting for more than 1% of our revenue during the nine months ended September 30, 2020, COVID-19 is a global pandemic impacting numerous industries and geographies. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. We continue to monitor the credit worthiness of our customers and customer payment trends, as well as the related impact on our liquidity.

We have taken certain actions during the nine months ended September 30, 2020 to manage our costs and capital expenditures, including, but not limited to: (i) the termination of nearly all of our temporary and contract workers; (ii) reductions in our full-time and part-time work forces; (iii) temporary furloughs, reduced hours or other temporary reduction measures; (iv) the deferral of certain previously planned non-essential capital investments and (v) the implementation of a temporary freeze on future acquisitions. We can provide no assurance that the cost savings measures we have taken, or may take in future periods, will be sufficient to offset any future service level declines, and we continue to evaluate the need for these cost saving measures and additional cost saving measures as additional information regarding the COVID-19 pandemic and the related economic downturn become known. We have incurred certain costs due to the COVID-19 pandemic which are direct, incremental and not expected to recur once the pandemic ends, which include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs. We have excluded these costs in calculating our various non-GAAP measures (as described below).

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

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized exiting 2021. Including the expanded scope of Project Summit described above, we estimate that Project Summit will improve annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021. In addition, we expect Project Summit to improve annual Adjusted EBITDA by approximately $165.0 million in 2020. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.

Including the expanded scope of Project Summit described above, we estimate that the implementation of Project Summit will result in total costs of approximately $450.0 million, of which we expect to incur approximately $200.0 million in 2020. These costs include (1) operating expenditures ("Restructuring Charges") that primarily consist of: (i) employee severance costs; (ii) internal costs associated with the development and implementation of Project Summit initiatives; (iii) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (iv) system implementation and data conversion costs, and (2) capital expenditures. The following table presents (in thousands) the total costs related to Project Summit, comprised of Restructuring Charges (primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees) and capital expenditures for both the three and nine months ended September 30, 2020 and from the inception of Project Summit through September 30, 2020.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	From the inception of Project Summit through September 30, 2020
Restructuring Charges	$48,371	$128,715	$177,312
Capital Expenditures associated with Project Summit	2,567	4,672	4,672
Total	$50,938	$133,387	$181,984

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

Change in Presentation

We have historically classified our Significant Acquisition Costs (as defined in Note 2.x. to Notes to Consolidated Financial Statements included in our Annual Report) as components of Selling, general and administrative expenses and Cost of sales. Beginning in the fourth quarter of 2019, we present Significant Acquisition Costs as its own line item within Operating Expenses in our Condensed Consolidated Statements of Operations. The prior periods have been conformed to this presentation.

All Significant Acquisition Costs were incurred by December 31, 2019. Significant Acquisition Costs for the three and nine months ended September 30, 2019 were approximately $4.0 million and $8.6 million, respectively.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, and also excludes certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net (including real estate); (2) intangible impairments; (3) other expense (income), net (which includes foreign currency transaction (gains) losses, net, and debt extinguishment expense); (4) Significant Acquisition Costs; (5) Restructuring Charges; and (6) COVID-19 Costs (as defined below). Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We use multiples of current or projected Adjusted EBITDA in conjunction with our discounted cash flow models to determine our estimated overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide our current and potential investors with relevant and useful information regarding our ability to generate cash flows to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable operating segments under “Results of Operations – Segment Analysis” below.

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

Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (Loss) from Continuing Operations	$38,562	$108,284	$96,341	$231,107
Add/(Deduct):
Provision (Benefit) for Income Taxes	13,934	21,928	33,304	43,127
Other Expense (Income), Net	83,465	(13,415)	66,439	(13,397)
Interest Expense, Net	104,303	106,677	313,408	314,427
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(75,840)	(9,284)	(78,170)	(17,087)
Depreciation and amortization	157,252	157,561	483,686	484,375
Significant Acquisition Costs	—	3,950	—	8,597
Restructuring Charges	48,371	—	128,715	—
COVID-19 Costs(1)	—	—	9,285	—
Intangible impairments	—	—	23,000	—
Adjusted EBITDA	$370,047	$375,701	$1,076,008	$1,051,149
_______________________________________________________________

(1)    Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

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

Reconciliation of Reported EPS—Fully Diluted from Continuing Operations to Adjusted EPS—Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reported EPS—Fully Diluted from Continuing Operations	$0.13	$0.37	$0.33	$0.80
Add/(Deduct):
Income (Loss) Attributable to Noncontrolling Interests	—	—	—	0.01
Other Expense (Income), Net	0.29	(0.05)	0.23	(0.05)
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(0.26)	(0.03)	(0.27)	(0.06)
Significant Acquisition Costs	—	0.01	—	0.03
Restructuring Charges	0.17	—	0.45	—
COVID-19 Costs	—	—	0.03	—
Intangible impairments	—	—	0.08	—
Tax Impact of Reconciling Items and Discrete Tax Items(1)	(0.01)	—	(0.05)	(0.01)
Adjusted EPS—Fully Diluted from Continuing Operations(2)	$0.31	$0.32	$0.80	$0.71
_______________________________________________________________

(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2020 and 2019 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2020 and 2019 was 16.8% and 18.6%, respectively.
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

Reconciliation of Net Income (Loss) to FFO (Nareit) and FFO (Normalized) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$38,562	$108,284	$96,341	$231,211
Add/(Deduct):
Real Estate Depreciation	72,019	72,939	224,325	220,179
Gains on Sale of Real Estate, Net of Tax	(75,880)	(9,740)	(77,461)	(40,252)
Data Center Lease-Based Intangible Assets Amortization	10,441	11,356	32,173	35,337
FFO (Nareit)	45,142	182,839	275,378	446,475
Add/(Deduct):
Loss (Gain) on disposal/write-down of property, plant and equipment (excluding real estate), net	40	369	(359)	28,558
Other Expense (Income), Net(1)	83,465	(13,415)	66,439	(13,397)
Real Estate Financing Lease Depreciation	3,501	3,115	10,095	9,732
Significant Acquisition Costs	—	3,950	—	8,597
Restructuring Charges	48,371	—	128,715	—
COVID-19 Costs	—	—	9,285	—
Intangible impairments	—	—	23,000	—
Tax Impact of Reconciling Items and Discrete Tax Items(2)	(4,314)	1,283	(13,959)	(9,202)
(Income) Loss from Discontinued Operations, Net of Tax(3)	—	—	—	(104)
FFO (Normalized)	$176,205	$178,141	$498,594	$470,659
_______________________________________________________________

(1)Includes (i) foreign currency transaction losses (gains), net of $29.6 million and $(6.3) million for the three and nine months ended September 30, 2020, respectively, and $(18.3) million and $(19.9) million for the three and nine months ended September 30, 2019, respectively and (ii) debt extinguishment expense of $51.3 million and $68.3 million for the three and nine months ended September 30, 2020, respectively.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(3.8) million and $(1.6) million for the three and nine months ended September 30, 2020, respectively, and $1.0 million and $(5.5) million for the three and nine months ended September 30, 2019, respectively.
(3)Net of a de minimis tax benefit for the nine months ended September 30, 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:
•Revenue Recognition
•Accounting for Acquisitions
•Impairment of Tangible and Intangible Assets
•Income Taxes

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

Impairment of Tangible and Intangible Assets

Goodwill and other indefinite-lived intangible assets not subject to amortization: Our reporting units as of December 31, 2019 are described in detail in Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first nine months of 2020 (which are described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) has been incorporated into our reporting units as they existed as of December 31, 2019.

During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. We concluded that the fair value of the Fine Arts reporting unit was less than its carrying value, primarily due to near-term revenue declines that are unable to be fully mitigated by the cost reduction measures we have taken. Therefore, we recorded a $23.0 million impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. As disclosed in our Annual Report, our Global Data Center reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. At March 31, 2020, we determined we did not have a triggering event requiring an interim impairment test on the goodwill associated with our Global Data Center reporting unit. During the second and third quarters of 2020, for each of our reporting units, no factors were identified that would alter our interim goodwill impairment analysis performed during the first quarter of 2020, or change the conclusions reached at that time.

Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples. There are inherent uncertainties and judgments involved when determining the fair value of our reporting units for purposes of our annual impairment testing or upon a triggering event. The success of each of these businesses and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors, which may be impacted by the economic effects of the COVID-19 pandemic. Such factors include, but are not limited to: (i) our ability to maintain, or grow, storage rental and service revenues in line with current expectations and (ii) our ability to manage our fixed and variable costs in line with potential future revenue declines. These factors are incremental to those previously outlined in our Annual Report, which included, but were not limited to: (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions. In addition, the discount rates utilized in our valuation models could be impacted by changes in the underlying interest rates and risk premiums which could also result in future goodwill impairments. However, the duration and severity of the COVID-19 pandemic, as well as the related economic impact on both our business and the businesses of our customers, remain uncertain as of the filing of this Quarterly Report. As such, the current assumptions we used in determining the fair values of our reporting units may materially change as we gain additional visibility into the impact to our business and our customers’ businesses. If our reporting units are not able to meet the assumptions we used in the Discounted Cash Flow Model, or there are any future adverse market conditions that are not currently known or are more severe than we currently expect, including relating to the COVID-19 pandemic, it could potentially lead to a fair value that is less than the carrying value in any one of our reporting units and cause future goodwill impairments.

Recent Accounting Pronouncements

See Note 2.n. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recently adopted accounting pronouncements.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2020	2019
Revenues	$1,036,647	$1,062,224	$(25,577)	(2.4)%
Operating Expenses	796,383	838,750	(42,367)	(5.1)%
Operating Income	240,264	223,474	16,790	7.5%
Other Expenses, Net	201,702	115,190	86,512	75.1%
Income (Loss) from Continuing Operations	38,562	108,284	(69,722)	(64.4)%
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	—%
Net Income (Loss)	38,562	108,284	(69,722)	(64.4)%
Net Income (Loss) Attributable to Noncontrolling Interests	168	609	(441)	(72.4)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$38,394	$107,675	$(69,281)	(64.3)%
Adjusted EBITDA	$370,047	$375,701	$(5,654)	(1.5)%
Adjusted EBITDA Margin	35.7%	35.4%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2020	2019
Revenues	$3,087,617	$3,182,994	$(95,377)	(3.0)%
Operating Expenses	2,578,125	2,607,730	(29,605)	(1.1)%
Operating Income	509,492	575,264	(65,772)	(11.4)%
Other Expenses, Net	413,151	344,157	68,994	20.0%
Income (Loss) from Continuing Operations	96,341	231,107	(134,766)	(58.3)%
Income (Loss) from Discontinued Operations, Net of Tax	—	104	(104)	(100.0)%
Net Income (Loss)	96,341	231,211	(134,870)	(58.3)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,058	1,534	(476)	(31.0)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$95,283	$229,677	$(134,394)	(58.5)%
Adjusted EBITDA	$1,076,008	$1,051,149	$24,859	2.4%
Adjusted EBITDA Margin	34.8%	33.0%

REVENUES
Consolidated revenues consist of the following (in thousands):

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)	Impact of Acquisitions
	2020	2019
Storage Rental	$696,294	$673,318	$22,976	3.4%	3.8%	2.5%	1.3%
Service	340,353	388,906	(48,553)	(12.5)%	(12.2)%	(13.5)%	1.3%
Total Revenues	$1,036,647	$1,062,224	$(25,577)	(2.4)%	(2.1)%	(3.4)%	1.3%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency(1)	Organic Growth(2)	Impact of Acquisitions
	2020	2019
Storage Rental	$2,056,797	$2,005,580	$51,217	2.6%	4.2%	2.6%	1.6%
Service	1,030,820	1,177,414	(146,594)	(12.5)%	(11.1)%	(13.0)%	1.9%
Total Revenues	$3,087,617	$3,182,994	$(95,377)	(3.0)%	(1.5)%	(3.2)%	1.7%
________________________________________________________________
(1)Constant currency growth rates, which are a non-GAAP measure, are calculated by translating the 2019 results at the 2020 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.

Total Revenues

For the nine months ended September 30, 2020, the decrease in reported consolidated revenue was driven by declines in reported service revenue, partially offset by reported storage rental revenue growth. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the nine months ended September 30, 2020 by 1.5% compared to the prior year period. We expect low single digit total consolidated revenue declines for the full year 2020.

Storage Rental Revenues

Primary factors influencing the change in reported consolidated storage rental revenue for the nine months ended September 30, 2020 include the following:
•organic storage rental revenue growth driven by volume growth in faster growing markets and revenue management;
•a 2.1% increase in global records management net volume due to acquisitions (excluding acquisitions, global records management net volume decreased 1.2%); and
•a decrease of $30.9 million due to foreign currency exchange rate fluctuations.
Service Revenues

Primary factors influencing the change in reported consolidated service revenue for the nine months ended September 30, 2020 include the following:
•a decrease in service activity as a result of the COVID-19 pandemic in the second quarter and, to a lesser extent, the third quarter of 2020, particularly in regions where governments have imposed restrictions on non-essential business operations;
•organic service revenue declines reflecting lower service activity levels; and
•a decrease of $18.0 million due to foreign currency exchange rate fluctuations.

The severity of future service level declines is uncertain and is dependent on the duration and severity of the COVID-19 pandemic, the resulting governmental and business actions and the duration and strength of any ensuing economic recovery that may follow, specifically within the markets in which we operate and among our customers.

OPERATING EXPENSES

Cost of Sales

Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
Labor	$183,878	$200,471	$(16,593)	(8.3)%	(7.4)%	17.7%	18.9%	(1.2)%
Facilities	179,031	171,700	7,331	4.3%	4.5%	17.3%	16.2%	1.1%
Transportation	30,890	40,137	(9,247)	(23.0)%	(23.4)%	3.0%	3.8%	(0.8)%
Product Cost of Sales and Other	40,706	37,064	3,642	9.8%	10.9%	3.9%	3.5%	0.4%
Total Cost of sales	$434,505	$449,372	$(14,867)	(3.3)%	(2.8)%	41.9%	42.3%	(0.4)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
Labor	$552,396	$612,385	$(59,989)	(9.8)%	(7.8)%	17.9%	19.2%	(1.3)%
Facilities	537,181	523,369	13,812	2.6%	4.3%	17.4%	16.4%	1.0%
Transportation	97,990	123,136	(25,146)	(20.4)%	(19.6)%	3.2%	3.9%	(0.7)%
Product Cost of Sales and Other	112,904	114,937	(2,033)	(1.8)%	0.6%	3.7%	3.6%	0.1%
COVID-19 Costs	7,648	—	7,648	100.0%	100.0%	0.2%	—%	0.2%
Total Cost of sales	$1,308,119	$1,373,827	$(65,708)	(4.8)%	(3.0)%	42.4%	43.2%	(0.8)%

Primary factors influencing the change in reported consolidated Cost of sales for the nine months ended September 30, 2020 include the following:
•a decrease in labor costs driven by cost containment actions taken in response to lower service activity levels due to the COVID-19 pandemic, partially offset by incremental labor costs associated with recent acquisitions;
•a decrease in transportation costs, primarily driven by lower third-party carrier costs and fuel costs, reflecting cost containment actions taken in response to lower service activity levels;
•an increase in facilities expenses driven by increases in rent expense, in part due to recent acquisitions; and
•a decrease of $25.4 million due to foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses

Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
General and Administrative	$131,911	$133,796	$(1,885)	(1.4)%	(1.0)%	12.7%	12.6%	0.1%
Sales, Marketing and Account Management	55,294	58,011	(2,717)	(4.7)%	(4.6)%	5.3%	5.5%	(0.2)%
Information Technology	40,351	37,781	2,570	6.8%	6.9%	3.9%	3.6%	0.3%
Bad Debt Expense	4,539	7,563	(3,024)	(40.0)%	(40.5)%	0.4%	0.7%	(0.3)%
Total Selling, general and administrative expenses	$232,095	$237,151	$(5,056)	(2.1)%	(1.9)%	22.4%	22.3%	0.1%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues		Percentage Change (Favorable)/ Unfavorable

			Dollar Change	Actual	Constant Currency
	2020	2019				2020	2019
General and Administrative	$397,290	$428,970	$(31,680)	(7.4)%	(6.1)%	12.9%	13.5%	(0.6)%
Sales, Marketing and Account Management	167,138	186,717	(19,579)	(10.5)%	(9.3)%	5.4%	5.9%	(0.5)%
Information Technology	120,995	125,981	(4,986)	(4.0)%	(3.0)%	3.9%	4.0%	(0.1)%
Bad Debt Expense	25,715	16,350	9,365	57.3%	57.4%	0.8%	0.5%	0.3%
COVID-19 Costs	1,637	—	1,637	100.0%	100.0%	0.1%	—%	0.1%
Total Selling, general and administrative expenses	$712,775	$758,018	$(45,243)	(6.0)%	(4.7)%	23.1%	23.8%	(0.7)%

Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the three months ended September 30, 2020 include the following:
•a decrease in bad debt expense, primarily driven by improved collection activity; and
•a decrease of $0.5 million due to foreign currency exchange rate fluctuations.

Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the nine months ended September 30, 2020 include the following:
•a decrease in general and administrative expenses, driven by decreased wages and benefits expense and other employee related costs, as well as lower professional fees, reflecting benefits from Project Summit and ongoing cost containment measures, partially offset by higher bonus compensation accruals;
•a decrease in sales, marketing and account management expenses, driven by decreased compensation expense and other employee related costs, reflecting benefits from Project Summit and ongoing cost containment measures;
•higher bad debt expense, primarily driven by increased collectability risk resulting from the COVID-19 pandemic; and
•foreign currency exchange rate fluctuations decreased reported consolidated Selling, general and administrative expenses by $9.8 million.

Depreciation and Amortization

Depreciation expense decreased by $1.7 million, or 0.5%, for the nine months ended September 30, 2020 compared to the prior year period. See Note 2.f. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.

Amortization expense increased by $1.0 million, or 0.7%, for the nine months ended September 30, 2020 compared to the prior year period.

Restructuring Charges

Restructuring Charges for the nine months ended September 30, 2020 were approximately $128.7 million and primarily consist of employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees.

Intangible impairments

The intangible impairment charge for the nine months ended September 30, 2020 was $23.0 million and related to the write-down of goodwill associated with our Fine Arts reporting unit in the first quarter of 2020, as discussed above.

Gain on disposal/write-down of property, plant and equipment, net

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2020 was approximately $75.8 million and $78.2 million, respectively. These amounts primarily consisted of gains of approximately $76.4 million associated with the sale-leaseback transactions of two facilities during the third quarter of 2020.

Consolidated gain on disposal/write-down of property, plant and equipment, net, for the three and nine months ended September 30, 2019 was approximately $9.3 million and $17.1 million, respectively. These amounts consisted of (i) a gain of approximately $36.0 million associated with the sale of certain land and buildings during the second quarter of 2019 and (ii) a gain of approximately $9.8 million associated with a sale-leaseback transaction of five facilities during the third quarter of 2019, and were partially offset by losses incurred during the second quarter of 2019 primarily associated with an impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio of approximately $24.8 million.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net decreased by $1.0 million, to $313.4 million in the nine months ended September 30, 2020 from $314.4 million in the prior year period. This decrease was mainly driven by a decrease in the weighted average interest rate on our outstanding debt, partially offset by higher average debt outstanding during the nine months ended September 30, 2020. See Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.

Other Expense (Income), Net

Consolidated other expense (income), net consists of the following (in thousands):

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
Description	2020	2019		2020	2019
Foreign currency transaction losses (gains), net	$29,635	$(18,251)	$47,886	$(6,293)	$(19,885)	$13,592
Debt extinguishment expense	51,260	—	51,260	68,300	—	68,300
Other, net	2,570	4,836	(2,266)	4,432	6,488	(2,056)
Other Expense (Income), Net	$83,465	$(13,415)	$96,880	$66,439	$(13,397)	$79,836
Foreign currency transaction losses (gains), net

We recorded net foreign currency transaction gains of $6.3 million in the nine months ended September 30, 2020, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2019 on our intercompany balances with and between certain of our subsidiaries.

We recorded net foreign currency transaction gains of $19.9 million in the nine months ended September 30, 2019, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2018 on our intercompany balances with and between certain of our subsidiaries.

Debt extinguishment expense

Debt extinguishment expense represents the call premiums and write-off of unamortized deferred financing costs associated with the early redemption of the 6% Notes due 2023, the 4 3/8% Notes, the 5 3/4% Notes, the CAD Notes, the Euro Notes and the 5 3/8% Notes (as defined below).

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

Provision for Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.

Our effective tax rates for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective Tax Rate(1)	26.5%	16.8%	25.7%	15.7%
_______________________________________________________________
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2020 and 2019 were the benefit derived from the dividends paid deduction and the impact of differences in the tax rates at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. In addition, for the three and nine months ended September 30, 2020, the costs associated with Project Summit are more heavily weighted to our United States qualified REIT subsidiaries, and, therefore, provide no tax benefit.

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA

The following table reflects the effect of the foregoing factors on our consolidated Income (Loss) From Continuing Operations and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019
Income (Loss) from Continuing Operations	$38,562	$108,284	$(69,722)	(64.4)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	3.7%	10.2%
Adjusted EBITDA	$370,047	$375,701	$(5,654)	(1.5)%
Adjusted EBITDA Margin	35.7%	35.4%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019
Income (Loss) from Continuing Operations	$96,341	$231,107	$(134,766)	(58.3)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	3.1%	7.3%
Adjusted EBITDA	$1,076,008	$1,051,149	$24,859	2.4%
Adjusted EBITDA Margin	34.8%	33.0%

Adjusted EBITDA Margin increased by 180 basis points for the nine months ended September 30, 2020 compared to the same prior year period, reflecting benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenue and higher bonus compensation accruals. Adjusted EBITDA for the nine months ended September 30, 2020 excludes $9.3 million of direct and incremental costs related to COVID-19 incurred in the second quarter.

The decrease in Adjusted EBITDA for the three months ended September 30, 2020 compared to the same prior year period, reflects the impact of lower service activity levels and higher bonus compensation accruals, partially offset by benefits from Project Summit. Adjusted EBITDA for the three months ended September 30, 2020 includes direct and incremental costs related to COVID-19.

Segment Analysis (in thousands)

See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.

Global RIM Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$598,949	$582,844	$16,105	2.8%	3.4%	1.8%	1.6%
Service	322,824	366,720	(43,896)	(12.0)%	(11.7)%	(13.0)%	1.3%
Segment Revenue	$921,773	$949,564	$(27,791)	(2.9)%	(2.5)%	(3.9)%	1.4%
Segment Adjusted EBITDA	$393,883	$395,181	$(1,298)
Segment Adjusted EBITDA Margin	42.7%	41.6%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$1,773,364	$1,738,192	$35,172	2.0%	3.9%	2.0%	1.9%
Service	981,930	1,112,111	(130,181)	(11.7)%	(10.3)%	(12.3)%	2.0%
Segment Revenue	$2,755,294	$2,850,303	$(95,009)	(3.3)%	(1.7)%	(3.6)%	1.9%
Segment Adjusted EBITDA	$1,169,671	$1,156,596	$13,075
Segment Adjusted EBITDA Margin	42.5%	40.6%

Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2020 include the following:
•a decline in organic service revenue mainly driven by reduced service activity levels, primarily related to the COVID-19 pandemic;
•organic storage rental revenue growth driven by revenue management;
•a decrease in revenue of $48.7 million due to foreign currency exchange rate fluctuations;
•a 2.1% increase in global records management net volume due to acquisitions (excluding acquisitions, global records management net volume decreased 1.2%); and
•a 190 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenue and higher bonus compensation accruals.

Global Data Center Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$68,416	$62,001	$6,415	10.3%	9.5%	9.5%	—%
Service	4,398	2,417	1,981	82.0%	79.9%	79.9%	—%
Segment Revenue	$72,814	$64,418	$8,396	13.0%	12.1%	12.1%	—%
Segment Adjusted EBITDA	$33,359	$32,261	$1,098
Segment Adjusted EBITDA Margin	45.8%	50.1%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$196,823	$182,301	$14,522	8.0%	8.0%	8.0%	—%
Service	10,116	5,944	4,172	70.2%	69.6%	69.6%	—%
Segment Revenue	$206,939	$188,245	$18,694	9.9%	9.9%	9.9%	—%
Segment Adjusted EBITDA	$94,812	$85,913	$8,899
Segment Adjusted EBITDA Margin	45.8%	45.6%

Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2020 include the following:
•organic total revenue growth from leases signed in prior periods and service revenue growth partially offset by churn of 290 basis points;
•non-recurring revenue benefits in the prior year include a previously disclosed lease modification fee of $3.4 million, while non-recurring revenue benefits in the current year were $1.8 million; and
•a 20 basis point increase in Adjusted EBITDA Margin driven by ongoing cost containment measures, partially offset by headwinds from flow through of non-recurring revenue items described above.

Corporate and Other Business

	Three Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$28,929	$28,473	$456	1.6%	1.0%	1.1%	(0.1)%
Service	13,131	19,769	(6,638)	(33.6)%	(34.1)%	(34.0)%	(0.1)%
Segment Revenue	$42,060	$48,242	$(6,182)	(12.8)%	(13.4)%	(13.3)%	(0.1)%
Segment Adjusted EBITDA	$(57,195)	$(51,741)	$(5,454)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.5)%	(4.9)%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change	Actual	Constant Currency	Organic Growth	Impact of Acquisitions
	2020	2019
Storage Rental	$86,610	$85,087	$1,523	1.8%	1.8%	3.3%	(1.5)%
Service	38,774	59,359	(20,585)	(34.7)%	(34.4)%	(34.9)%	0.5%
Segment Revenue	$125,384	$144,446	$(19,062)	(13.2)%	(13.0)%	(12.5)%	(0.5)%
Segment Adjusted EBITDA	$(188,475)	$(191,360)	$2,885
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(6.1)%	(6.0)%

Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the nine months ended September 30, 2020 include the following:
•a decline in organic service revenue due to lower service activity levels in our Fine Arts business, primarily related to the COVID-19 pandemic; and
•an increase in Adjusted EBITDA driven by benefits from Project Summit and ongoing cost containment measures, partially offset by the impact of lower service activity in our Fine Arts business in addition to higher corporate bonus compensation accruals.

Liquidity and Capital Resources

Project Summit

As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total costs of $450.0 million. During the nine months ended September 30, 2020, we incurred approximately $133.4 million of costs related to Project Summit which were comprised of $128.7 million of Restructuring Charges, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees, and $4.7 million of capital expenditures.

Cash Flows

The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2020	2019
Cash Flows from Operating Activities - Continuing Operations	$627,218	$648,145
Cash Flows from Investing Activities - Continuing Operations	(360,131)	(640,696)
Cash Flows from Financing Activities - Continuing Operations	(307,174)	19,885
Cash and Cash Equivalents, including Restricted Cash, End of Period	151,972	186,778

    a.    Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash flows provided by operating activities decreased by $20.9 million compared to the prior year period, primarily due to a decrease in net income (including non-cash charges) of $76.1 million partially offset by an increase in cash from working capital of $55.2 million, primarily related to the timing of collections of accounts receivable and certain prepaid and accrued expenses.

    b.    Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2020 are highlighted below:

•We paid cash for capital expenditures of $309.2 million. Additional details of our capital spending are included in the "Capital Expenditures" section below.
•We paid cash for acquisitions (net of cash acquired) of $118.6 million, primarily funded by borrowings under the revolving credit facility (the "Revolving Credit Facility").
•We received $117.0 million in proceeds from sales of property, plant and equipment, primarily related to the sale-leaseback transactions of two facilities during the third quarter of 2020. We plan to monetize a small portion of our total industrial real estate assets going forward.
•We acquired customer relationships and incurred both (i) customer inducements (which primarily consist of permanent withdrawal fees) and (ii) Contract Fulfillment Costs (as defined in Note 2.c. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report) during the nine months ended September 30, 2020 of $3.5 million, $8.3 million and $30.7 million, respectively.

    c.    Cash Flows from Financing Activities

Our significant financing activities during the nine months ended September 30, 2020 included:

•Net proceeds of $2,376.0 million associated with the June 2020 Offerings (as defined below).
•Net proceeds of $1,089.0 million associated with the issuance of the 4 1/2% Notes (as defined below).
•Payments, including call premiums, of $2,942.6 million associated with the early redemption of the 4 3/8% Notes, the 6% Notes due 2023, the 5 3/4% Notes, the CAD Notes, the Euro Notes and the 5 3/8% Notes.
•Net payments of $263.9 million primarily associated with repayments on the Revolving Credit Facility.
•Payment of dividends in the amount of $537.9 million on our common stock.

Capital Expenditures

The following table presents our capital spend for the nine months ended September 30, 2020 and 2019, organized by the type of the spending as described in our Annual Report (in thousands):

	Nine Months Ended September 30,
Nature of Capital Spend	2020	2019
Growth Investment Capital Expenditures:
Real Estate	$45,888	$107,895
Non-Real Estate	35,538	20,813
Data Center	151,692	316,932
Innovation	1,145	14,596
Total Growth Investment Capital Expenditures	234,263	460,236
Recurring Capital Expenditures:
Real Estate	28,242	42,997
Non-Real Estate	12,183	19,255
Data Center	8,083	4,951
Total Recurring Capital Expenditures	48,508	67,203
Total Capital Spend (on accrual basis)	282,771	527,439
Net increase (decrease) in prepaid capital expenditures	2,221	361
Net decrease (increase) in accrued capital expenditures	24,170	5,814
Total Capital Spend (on cash basis)	$309,162	$533,614

Excluding capital expenditures associated with potential future acquisitions, opportunistic real estate investments and capital expenditures associated with Project Summit, we expect our capital expenditures to be approximately $450.0 million in the year ending December 31, 2020.

Dividends

See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2020 and fiscal year 2019.

On November 4, 2020, we declared a dividend to our stockholders of record as of December 15, 2020 of $0.6185 per share, payable on January 6, 2021.

Financial Instruments and Debt

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investment as of September 30, 2020 is related to cash and cash equivalents. See Note 2.i. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds.

Long-term debt as of September 30, 2020 is as follows (in thousands):

	September 30, 2020
	Debt (inclusive of discount)	Unamortized Deferred Financing Costs	Carrying Amount
Revolving Credit Facility	$172,603	$(9,482)	$163,121
Term Loan A	218,750	—	218,750
Term Loan B	681,315	(6,557)	674,758
Australian Dollar Term Loan	226,690	(1,731)	224,959
UK Bilateral Revolving Credit Facility	180,204	(1,393)	178,811
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	514,867	(4,942)	509,925
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")(1)	1,000,000	(9,954)	990,046
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")(1)	825,000	(8,857)	816,143
5% Senior Notes due 2028 (the "5% Notes")(1)	500,000	(5,667)	494,333
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")(1)	1,000,000	(13,019)	986,981
5 1/4% Senior Notes due 2030 (the "5 1/4 Notes due 2030")(1)	1,300,000	(14,792)	1,285,208
4 1/2% Senior Notes due 2031 (the "4 1/2 Notes")(1)	1,100,000	(12,970)	1,087,030
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")(1)	600,000	(6,873)	593,127
Real Estate Mortgages, Financing Lease Liabilities and Other	468,906	(215)	468,691
Accounts Receivable Securitization Program	270,600	(168)	270,432
Mortgage Securitization Program	50,000	(873)	49,127
Total Long-term Debt	9,108,935	(97,493)	9,011,442
Less Current Portion	(392,586)	—	(392,586)
Long-term Debt, Net of Current Portion	$8,716,349	$(97,493)	$8,618,856
_______________________________________________________________
(1)Collectively, the "Parent Notes".

See Note 4 to Notes to Consolidated Financial Statements included in our Annual Report and Note 5 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

June 2020 Offerings

On June 22, 2020, IMI completed private offerings of (i) $500.0 million in aggregate principal amount of the 5% Notes, (ii) $1,300.0 million in aggregate principal amount of the 5 1/4% Notes due 2030 and (iii) $600.0 million in aggregate principal amount of the 5 5/8% Notes (collectively, the "June 2020 Offerings"). The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376.0 million from the June 2020 Offerings, after deducting the initial purchasers' commissions, were used to redeem all of the 4 3/8% Senior Notes due 2021 ("the 4 3/8% Notes"), the 6% Senior Notes due 2023 (the "6% Notes due 2023") and the 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes") and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

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

On July 2, 2020, we redeemed all of the $1,000.0 million in aggregate principal outstanding of the 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $15.3 million to Other expense (income), net during the third quarter of 2020 related to the early extinguishment of this debt, representing the call premium and write-off of unamortized deferred financing fees.

August 2020 Offering

On August 18, 2020, IMI completed a private offering of $1,100.0 million in aggregate principal amount of the 4 1/2% Notes. The 4 1/2% Notes were issued at 100.000% of par. The total net proceeds of approximately $1,089.0 million from the issuance of the 4 1/2% Notes, after deducting the initial purchasers' commissions, were used to redeem all of the 5 3/8% CAD Senior Notes due 2023 (the "CAD Notes"), the 3% Euro Senior Notes due 2025 (the "Euro Notes") and the 5 3/8% Senior Notes due 2026 (the "5 3/8% Notes") and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
On August 21, 2020, we redeemed all of the 250.0 million CAD in aggregate principal outstanding of the CAD Notes at 104.031% of par, 300.0 million Euro in aggregate principal outstanding of the Euro Notes at 101.500% of par and $250.0 million in aggregate principal outstanding of the 5 3/8% Notes at 106.628% of par, plus, in each case accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of approximately $36.0 million to Other expense (income), net during the third quarter of 2020 related to the early extinguishment of the CAD Notes, the Euro Notes and the 5 3/8% Notes, representing the call premiums and write off unamortized deferred financing costs associated with the early redemption of these debt instruments.

Accounts Receivable Securitization Program

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275.0 million to $300.0 million and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of September 30, 2020.

Letters of Credit

As of September 30, 2020, we had outstanding letters of credit totaling $34.8 million, of which $3.2 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2020 and January 2033.

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

The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and the 4 7/8% Notes due 2029 includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) to exclude the effects of events that are extraordinary, unusual or non-recurring, such as the COVID-19 pandemic.

Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of September 30, 2020 are as follows:

	September 30, 2020	Maximum/Minimum Allowable
Net total lease adjusted leverage ratio	5.3	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.0	Maximum allowable of 4.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.9	Maximum allowable of 7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.3	Minimum allowable of 2.0(1)
______________________________________________________________
(1)The maximum leverage ratio permitted under our indentures for the GBP Notes, the 4 7/8% Notes due 2027, the 5 1/4% Notes due 2028 and the 4 7/8% Notes due 2029 is 7.0. As of September 30, 2020, we no longer have any indentures subject to a maximum leverage ratio of 6.5. The indentures for the 5% Notes, the 5 1/4% Notes due 2030, the 4 1/2% Notes and the 5 5/8% Notes do not include a maximum leverage ratio covenant; the indentures for these notes instead require us to maintain a minimum fixed charge coverage ratio of 2.0. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio or bond fixed charge coverage ratio exceeding or falling below the maximum or minimum permitted ratio under our indentures and still remain in compliance with the applicable covenant.

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

Derivative Instruments

a.    Interest Rate Swap Agreements

In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swap agreements expire in March 2022. The forward-starting interest rate swap agreements have $350.0 million in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements. We have designated these interest rate swap agreements as cash flow hedges.

b.    Cross-Currency Swap Agreements

We enter into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. The cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.

In September 2020, we entered into cross-currency swap agreements whereby we notionally exchanged approximately $359.2 million at an interest rate of 4.5% for approximately 300.0 million Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026.

In August 2019, we entered into cross-currency swap agreements whereby we notionally exchanged approximately $110.0 million at an interest rate of 6.0% for approximately 99.1 million Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023.

See Note 3 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information on our derivative instruments.

Equity Financing

In 2017, we entered into a distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the agents under the agreement (the “At The Market (ATM) Equity Program”). During the nine months ended September 30, 2020, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of September 30, 2020, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

Acquisitions and Joint Ventures

See Note 4 and Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2020 acquisitions and joint ventures.

a.    OSG Acquisition

On January 9, 2020, we completed the OSG Acquisition for cash consideration of approximately $95.5 million. The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our condensed consolidated financial statements from the closing date of the OSG Acquisition.

b.    Glenbeigh Acquisition

On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29.1 million.

c.    MakeSpace Capital Contribution

During 2019, we formed a joint venture entity with MakeSpace Labs, Inc. (the "MakeSpace JV"). In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we agreed to contribute $36.0 million of the $45.0 million being raised in installments beginning in May 2020 through October 2021. Our equity interest in the MakeSpace JV at September 30, 2020 and December 31, 2019 was 37% and 34%, respectively, and the carrying value of our investment in the MakeSpace JV at September 30, 2020 and December 31, 2019 was approximately $15.8 million and $18.6 million, respectively.

d.     Frankfurt Joint Venture

On October 1, 2020, we formed a joint venture (the “Frankfurt JV Transaction”) with AGC Equity Partners (“AGC”) to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center currently under development in Frankfurt, Germany (the “Frankfurt JV”). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the “Frankfurt JV Investment”). The total cash consideration for the 80% equity interest sold to AGC was approximately $100.0 million. The substantial majority of the consideration was received upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $10.0 million upon the completion of development of the data center, which we expect to occur in the second quarter of 2021. In connection with the Frankfurt JV Transaction, we also entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV.

The assets included in the Frankfurt JV Transaction have a carrying value of approximately $100.0 million at September 30, 2020, and are primarily land and land development assets which are included within our Global Data Center Business segment. The assets are classified as held for sale and are included within Other, a component of Other assets, net in our Condensed Consolidated Balance Sheet at September 30, 2020.

During the fourth quarter of 2020, we expect to recognize a gain of approximately $25.0 million associated with the Frankfurt JV Transaction, representing the excess of the fair value of the consideration received over the carrying value of the assets. The gain remains subject to customary closing adjustments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2020 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In March 2020, many of our employees began working remotely due to the COVID-19 pandemic. We have not implemented any material changes in our internal control over financial reporting due to the changes in the way we are working. We are monitoring and assessing the effects of the COVID-19 pandemic to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II.    Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the three months ended September 30, 2020, nor did we repurchase any shares of our common stock during the three months ended September 30, 2020.

Item 6. Exhibits

(a)    Exhibits

Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

Exhibit No.	Description
4.1
2031 Senior Notes Indenture, dated as of August 18, 2020, among the Company, Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Senior Notes due 2031.
(Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 2020.)

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
Dated: November 5, 2020