Form 10-K
period 2020-12-31
IRON MOUNTAIN INC
filed 2021-02-24
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13045
_________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2020, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $7.4 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 19, 2021: 288,421,215
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the “Annual Report”) is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the fiscal year ended December 31, 2020.

IRON MOUNTAIN INCORPORATED
2020 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	08	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	20	ITEM 2.	PROPERTIES
	23	ITEM 3.	LEGAL PROCEEDINGS
	23	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	25	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	25	ITEM 6.	[RESERVED.]
	25	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	55	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	56	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	56	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	56	ITEM 9A.	CONTROLS AND PROCEDURES
	59	ITEM 9B.	OTHER INFORMATION

PART III	61	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	61	ITEM 11.	EXECUTIVE COMPENSATION
	61	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	61	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	61	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	63	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	136	ITEM 16.	FORM 10-K SUMMARY

References in this Annual Report on Form 10-K for the year ended December 31, 2020 (this "Annual Report") to “the Company,” “Iron Mountain,” “we,” “us” or “our” include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) expectations and assumptions regarding the impact of the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows, (2) commitment to future dividend payments, (3) expected change in volume of records stored with us, (4) expected organic revenue growth, including 2021 consolidated organic storage rental revenue growth rate and consolidated organic total revenue growth rate, (5) expectations that profits will increase in our growth portfolio, including our higher-growth markets, and that our growth portfolio will become a larger part of our business over time, (6) expectations related to our revenue management programs and continuous improvement initiatives, (7) expectations related to monetizing our owned industrial real estate assets as part of our capital recycling program, (8) expected ability to identify and complete acquisitions and drive returns on invested capital, (9) anticipated capital expenditures, (10) expected benefits, costs and actions related to, and timing of, Project Summit (as defined below), and (11) other forward-looking statements related to our business, results of operations and financial condition. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as “believes,” “expects,” “anticipates,” “estimates”, "plans", "intends" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•the severity and duration of the COVID-19 pandemic and its effects on the global economy, including its effects on us, the markets we serve and our customers and the third parties with whom we do business within those markets;
•our ability to execute on Project Summit and the potential impacts of Project Summit on our ability to retain and recruit employees;
•our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes (“REIT”);
•changes in customer preferences and demand for our storage and information management services, including as a result of the shift from paper and tape storage to alternative technologies that require less physical space;
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, incorporate new digital information technologies into our offerings, achieve satisfactory returns on new product offerings, continue our revenue management, expand internationally, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and grow our business through joint ventures;
•changes in the amount of our capital expenditures;
•our ability to raise debt or equity capital and changes in the cost of our debt;
•the cost and our ability to comply with laws, regulations and customer demands, including those relating to data security and privacy issues, as well as fire and safety and environmental standards;
•the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers’ information or our internal records or information technology (“IT”) systems and the impact of such incidents on our reputation and ability to compete;
•changes in the price for our storage and information management services relative to the cost of providing such storage and information management services;
•changes in the political and economic environments in the countries in which our international subsidiaries operate and changes in the global political climate, particularly as we consolidate operations and move records and data across borders;
•our ability to comply with our existing debt obligations and restrictions in our debt instruments;
•the impact of service interruptions or equipment damage and the cost of power on our data center operations;
•the cost or potential liabilities associated with real estate necessary for our business;
•failures in our adoption of new IT systems;
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption "Risk Factors" in Part I, Item 1A of this Annual Report.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

Part I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

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
Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has approximately 225,000 customers in a variety of industries in 56 countries around the world, as of December 31, 2020. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 96% of the Fortune 1000. As of December 31, 2020, we employed approximately 24,000 people. We are listed on the New York Stock Exchange (the “NYSE”) and are a constituent of the Standard & Poor’s 500 Index and the MSCI REIT index. As of December 31, 2020, we were number 619 on the Fortune 1000.
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital mediums. We are a different company than the one we have been historically. The strategic journey we are on is driving this change and our focus remains on three pillars outlined below to grow our business.

Continued growth in physical storage through revenue management as well as volume growth achieved in faster growing emerging markets and consumer and adjacent business growth in developed markets
•We are establishing and enhancing leadership positions in higher-growth markets such as central and eastern Europe, Latin America, Asia and Africa, through both organic expansion and acquisitions in countries where GDP growth is faster and outsourcing information management is at an earlier stage.
•We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our digital services and our Entertainment Services, Fine Arts and Consumer Storage (each as defined below) businesses.

Utilizing our global scale as well as 70 years of customer trust to deliver differentiated data center offerings
•We have made significant progress in scaling our Global Data Center Business through acquisitions and organic growth, with 15 operating data centers across 13 global markets.
•As of December 31, 2020, approximately 87% of our data center capacity was leased. With total potential capacity of 376 megawatts ("MW") in land and buildings currently owned or operated by us, we are among the largest global data center operators.

Developing and offering new products and services that allow our customers to achieve reliable and secure information management solutions in an increasingly hybrid physical and digital world
•Our customers are faced with navigating a more complex regulatory environment, and one in which hybrid physical and digital solutions have become the norm. Our strategy is underpinned by our persistent focus on best-in-class customer experience, as we continue to seek innovative solutions to help our customers progress on their journey from physical storage to a digital ecosystem.

IRON MOUNTAIN 2020 FORM 10-K	1

Part I

PROJECT SUMMIT
In October 2019, we announced our global program ("Project Summit") designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology solutions to enable us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate. For further details on Project Summit, see the "Overview" section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
DESIGNED TO ACCELERATE EXECUTION OF STRATEGY AND CONTINUE GROWTH

Simplifying Global Structure •Combining Records and Information ("RIM") operations under one global leader •Rebalancing resources to sharpen focus on higher growth areas	Compelling Adjusted EBITDA Benefits
	~$375M Expected annual run-rate benefits realized exiting 2021	$165M Benefits delivered in 2020

Streamlining Management Structure for the Future

•Condensing number of layers and reporting levels
•Reducing number of positions at Vice President level and above by ~45%
•Reducing total managerial and administrative workforce by 700 positions
•Realignment to create a more dynamic, agile organization better positioned to make faster decisions and execute strategy in key growth areas

Enhancing Customer Experience

•Aligning global and regional customer-facing resources across RIM product lines to provide customers with a more integrated experience
•Leveraging technology to modernize processes for better alignment between new digital solutions and our core business
•Providing customers with a consistent experience across global footprint and introducing new ways of engaging with customers

2	IRON MOUNTAIN 2020 FORM 10-K

Part I

BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2020, 2019 and 2018, are set forth in Note 10 to Notes to Consolidated Financial Statements included in this Annual Report.

GLOBAL RIM BUSINESS

The Global RIM Business segment includes five distinct offerings.
Records Management, stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents (collectively, “Records Management”) for customers in 56 countries around the globe. As of December 31, 2020, we stored approximately 710 million cubic feet of hardcopy records.
Data Management, provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, (collectively, “Data Management”).
Global Digital Solutions (“GDS”), develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information, primarily in the United States and Canada.
Secure Shredding, includes the scheduled pick-up of office records that customers accumulate in specially designed secure containers we provide and is a natural extension of our hardcopy records management operations, completing the lifecycle of a record. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of shredding facilities and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada and South Africa.
Consumer Storage, provides on-demand, valet storage for consumers (“Consumer Storage”) across 31 markets in North America through a strategic partnership (the “MakeSpace JV”) with MakeSpace Labs, Inc., a consumer storage provider (“MakeSpace”), formed in March 2019. The MakeSpace JV utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.

GLOBAL DATA CENTER BUSINESS

The Global Data Center Business segment provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us with their data centers for over 15 years, and as of December 31, 2020, five of the top 10 global cloud providers were Iron Mountain Data Center customers.
As of December 31, 2020, our Global Data Center Business footprint spans nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and four international markets: Amsterdam, London, Singapore and, through an unconsolidated joint venture, Frankfurt.

CORPORATE AND OTHER BUSINESS

The Corporate and Other Business segment consists primarily of Adjacent Businesses and other corporate items.
Adjacent Businesses is comprised of (i) entertainment and media which helps industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets, throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom (“Entertainment Services”) and (ii) technical expertise in the handling, installation and storing of art in the United States, Canada and Europe (“Fine Arts”).
Our Corporate and Other Business segment also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

IRON MOUNTAIN 2020 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Diversified, Global Business
The world’s most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $4.1 billion in annual revenue in 2020. Our business has a highly diverse customer base of approximately 225,000 customers - with no single customer accounting for more than 1% of revenue during the year ended December 31, 2020 - and operates in 56 countries globally. This presents a significant cross-sell opportunity for our Global Data Center and Global Digital Solutions businesses.

$4.1 billion
Annual revenue
~225,000
Customers
56
Countries

Recurring, Durable Revenue Stream
We generate a majority of our revenues from contracted storage rental fees, via agreements that generally range from one to five years in length. Historically, in our Records Management business, we have seen strong customer retention (of approximately 98%) and solid physical records retention; more than 50% of physical records that entered our facilities 15 years ago are still with us today. We have also seen strong customer retention in our Global Data Center Business, with low annual customer churn of approximately 4% - 8%.

Comprehensive Information Management Solution
As an S&P 500 REIT with approximately 1,450 locations globally and with offerings spanning physical storage, digitization solutions and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers’ physical and digital needs and to help guide their digital transformation journey.

Significant Owner and Operator of Real Estate
We operate approximately 93 million square feet of real estate worldwide. Our owned real estate footprint spans nearly 26 million square feet and is concentrated in major metropolitan statistical areas in North America, Western Europe and Latin America.

Limited Revenue Cyclicality
Historically, economic downturns have not significantly affected our storage rental business. Due to the durability of our total global physical volumes, the success of our revenue management initiatives, and the growth of our Global Data Center Business, we believe we can continue to grow organic storage rental revenue over time.

Shifting Revenue Mix
We have identified a number of areas where we see opportunity for growth as we position ourselves to unlock greater value for our customers. These business lines, including Data Center, Fine Arts and Entertainment Services, Consumer Storage and Secure IT Asset Disposition, represent markets with strong secular growth.

4	IRON MOUNTAIN 2020 FORM 10-K

Part I

In addition, our Global Data Center business has the following attributes:

Large Data Center Platform with Significant Expansion Opportunity	As of December 31, 2020, we had 130 MW of leasable capacity with an additional 246 MW under construction or held for development.

Differentiated Compliance and Security
We offer comprehensive compliance support and physical and cyber security. Our multi-layered approach to security includes a combination of technical and human security measures, and experienced senior military and public sector cyber security leaders oversee our security. As of December 31, 2020, our data centers comply with one of the most comprehensive compliance programs in the industry, including enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems. We also report globally on service organizational controls, PCI-DSS compliance, and met FISMA HIGH and FedRAMP controls in the United States.

Efficient Access and Flexibility
We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support and IT.

100% Green Powered Data Centers
As of December 31, 2020, our Global Data Center platform was powered by 100% renewable energy, with carbon credit assistance and low power usage effectiveness (“PUE"). We are one of the top 25 buyers of renewable energy among the Fortune 1000 and now offer the Green Power Pass, which allows customers to include the power they consume at any Iron Mountain data center as green power in their CDP, RE100, GRI, or other sustainability reporting.

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
We also compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our facilities are located. We believe that competition for data center customers is based on availability of power, security considerations, location, connectivity and rental rates, and we generally believe we compete effectively in each of these areas. Additionally, we believe our strong brand, global footprint and excellent commercial relationships enable us to compete successfully and provide significant cross-sell opportunities with our existing customer base.
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2020, we employed approximately 9,000 employees in the United States and approximately 15,000 employees outside of the United States. As of December 31, 2020, approximately 500 employees in California and Georgia and three provinces in Canada were represented by unions in North America and approximately 1,100 employees were represented by unions in Latin America (in Argentina, Brazil, Chile, Colombia and Mexico). All union employees are currently under renewed labor agreements or operating under an extension agreement.
BENEFIT PROGRAMS
Where applicable, employees are generally eligible to participate in our benefit programs, which may include health and welfare arrangements as well as pension schemes. Certain unionized employees in California receive these types of benefits through their unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specified objectives for the unit in which they work.

IRON MOUNTAIN 2020 FORM 10-K	5

Part I

INCLUSION AND DIVERSITY
We believe that an inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. We have prioritized inclusion and diversity ("I&D") as part of our corporate-wide strategic goals. Strategies we have taken to create and sustain a more inclusive and diverse environment include: appointing senior leadership for I&D efforts; ensuring that our recruiting efforts reflect our diversity goals; and launching, expanding and supporting our Employee Resource Groups—groups of our employees that voluntarily join together based on shared characteristics, life experiences, or interest around particular activities.
COMPANY CULTURE
We recognize that a great culture is foundational to how we deliver on our purpose and strategy and create sustained growth and value for our shareholders. We have committed significant resources to building a sustainable culture that enables innovation and creativity and facilitates trust, employee engagement, belonging and better performance. We understand the importance of listening to our employees, and, to that end, we regularly survey our employees to obtain their views and assess their experience. We use the views expressed in the surveys to adjust our approach on culture and driving employee engagement. We also use employee survey information, headcount data and cost analyses to gain insights into how and where we work.
COMMUNITY INVOLVEMENT
We are committed to integrating responsible and sustainable practices throughout our organization to help our operations to have a positive impact on the environment and the communities in which we operate. We aim to give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer philanthropic support to our global community through our Living Legacy Initiative, which is our commitment to help preserve and make accessible cultural and historical information and artifacts. We encourage volunteerism in the communities in which we live and work through our Moving Mountains volunteer program, offering paid time off for employees to help community-based and civic-minded organizations.
INSURANCE
For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include medical, workers’ compensation, general liability, umbrella, automobile, professional, warehouse legal liability and directors’ and officers’ liability policies.
GOVERNMENT REGULATION
We are required to comply with numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters which may have a material effect on our capital expenditures, earnings and competitive position.
For example, some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes, or were affected by waste generated from nearby properties, that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances, this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Where we are aware of environmental conditions that require remediation, we undertake appropriate activity, in accordance with all legal requirements. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an environmental review of all of our properties, including those we have acquired. We therefore may be potentially liable for environmental cost and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.
We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

6	IRON MOUNTAIN 2020 FORM 10-K

Part I

In addition, we are subject to numerous U.S. federal, state, local and foreign laws and regulations relating to data privacy and cybersecurity, which are complex, change frequently and have tended to become more stringent over time. We devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with these laws and regulations, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, these laws and regulations could result in the curtailment of certain of our operations, the imposition of fines and penalties, liability resulting from litigation, restrictions on our ability to carry on or expand our operations, significant costs and expenses and reputational harm.
For more information about laws and regulations that could affect our business, see “Item 1A. Risk Factors” included in this Annual Report.
CORPORATE SOCIAL RESPONSIBILITY
Through our approach to Corporate Social Responsibility, we not only see ourselves as having our own responsibility to society, but also in helping our customers with their own environmental, social and governance (ESG) goals, and helping them gain value, make improvements and save costs. We are committed to responsible, sustainable growth and focus our environmental sustainability efforts on the concrete steps we can take to minimize the impact our operations have on the environment. To that end, we have publicly adopted long-term energy and emissions goals that establish aggressive reduction targets. We are committed to the safety and well-being of our employees and strive to cultivate a culture of inclusion that values diverse perspectives across our global workforce. Iron Mountain and its employees also make a social impact in the communities in which we operate through charitable giving and volunteerism.
We have been recognized for our commitment to Corporate Social Responsibility. We were named one of America’s Most Responsible Companies by Newsweek magazine in 2020. We ranked 81st on Newsweek’s 2021 list of America’s Most Responsible Companies. We received a 100% on the Human Rights Campaign Corporate Equality Index for 2018, 2019, 2020 and 2021.
We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a member of the FTSE4 Good Index, MSCI World ESG Index, MSCI ACWI ESG Index and MSCI USA IMI ESG Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the “About Us” section of our website, www.ironmountain.com, under the heading “Corporate Social Responsibility." We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report. In addition, we continue to work to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities.

STRONG SUSTAINABILITY FOCUS
•Green Power Pass solution in Data Center market to help customers manage their carbon footprint.
•Part of RE100 Initiative — commitment to using renewable energy sources for 100% of our worldwide electricity.
•81% of our global electricity use — including 100% of the electricity used to power our Data Center business — was from renewable sources in 2020.
•Recognized as a top 25 U.S. buyer of renewable energy and honored with the U.S. Department of Energy’s Better Buildings Goal Achiever Award.
•Reduced GHG emissions by 52% (since 2016) and achieved a 25% reduction in non-IT energy intensity, surpassing an original goal of 20% by 2026.
•Received a 100% on the Human Rights Campaign Corporate Equality Index for 2018, 2019, 2020 and 2021.

INTERNET WEBSITE
Our Internet address is www.ironmountain.com. Under the “Investors” section on our website, we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, finance, nominating and governance, risk and safety, and technology committees are available on the “Investors” section of our website, www.ironmountain.com, under the heading “Corporate Governance."

IRON MOUNTAIN 2020 FORM 10-K	7

Part I

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
We derive most of our revenues from rental fees for the storage of physical records and computer backup tapes and from storage related services. Storage volume and/or demand for our traditional storage related services may decline as our customers adopt alternative storage technologies, which require significantly less space than traditional physical records and tape storage. Our customers’ shift from paper and tape storage to alternative technologies may accelerate as a result of the COVID-19 pandemic. While volumes in our Global RIM Business segment were relatively steady in 2020 and we expect them to remain relatively consistent in the near term, we can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
The COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity.
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings and stay-at-home orders and advisories. In response, we temporarily closed certain of our offices and facilities across the world, implemented certain travel restrictions for our employees and transitioned many of our employees to remote working arrangements, with some of our operations being run with limited personnel on site. In addition, many of our customers have implemented stay-at-home measures and other restrictions that reduce the demand for our routine services. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business.
The COVID-19 pandemic has also had a substantial adverse impact on the global economy. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. In addition, if the COVID-19 pandemic and resulting recessionary conditions continue to disrupt the credit and financial markets or impact our credit ratings, our ability to access capital on favorable terms, if at all, could be adversely affected, which could have an adverse effect on our liquidity needs.
Due to the unpredictable and rapidly changing nature of the COVID-19 pandemic and the resulting economic distress, the extent to which it continues to impact us will depend on numerous factors that we are currently unable to predict, including: the duration and severity of the COVID-19 pandemic; the development, distribution and efficacy of any COVID-19 vaccines; the duration or re-emergence of outbreaks; the continuation, resumption, and/or expansion of restrictions imposed by governments and businesses; the impact of the pandemic on economic activity and any resulting recessionary conditions, and the strength and duration of any economic recovery; the health of our workforce; our ability to meet staffing needs for critical functions; and the impact on our customers, suppliers, vendors, and other business partners, and their respective financial condition. Furthermore, when the COVID-19 pandemic has ended, our ability to resume normal business operations may be delayed, and actions we have taken to manage costs may make it more challenging to meet any increased customer demand following the pandemic.
Failure to execute our strategic growth plan may adversely impact our financial condition and results of operations.
As part of our strategic growth plan, we expect to invest in our existing businesses, including records and information management storage and services businesses in our higher-growth markets, data centers and adjacent businesses, and in new businesses, business strategies, products, services, technologies and geographies, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including:
•our inability to execute on our plan to incorporate the digitization of our customers’ records and new digital information technologies into our offerings;
•failure to achieve satisfactory returns on new product offerings, acquired companies, joint ventures, growth initiatives, or other investments, particularly in markets where we do not currently operate or have a substantial presence;
•our inability to identify suitable companies to acquire, invest in or partner with;
•our inability to complete acquisitions or investments on satisfactory terms;
•our inability to structure acquisitions or investments in a manner that complies with our debt covenants and is consistent with our leverage ratio goals;

8	IRON MOUNTAIN 2020 FORM 10-K

Part I

•increased demands on our management, operating systems, internal controls and financial and physical resources and, if necessary, our inability to successfully expand our infrastructure;
•incurring additional debt necessary to acquire suitable companies or make other growth investments if we are unable to pay the purchase price or make the investment out of working capital or the issuance of our common stock or other equity securities;
•our inability to manage the budgeting, forecasting and other process control issues presented by future growth, particularly with respect to operations in countries outside of the United States or in new lines of business;
•insufficient revenues to offset expenses and liabilities associated with new investments; and
•our inability to attract, develop and retain skilled employees to lead and support our strategic growth plan, particularly in new businesses, technologies, products or offerings outside our core competencies.
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
We face competition from other companies, some of which possess substantial resources, in our efforts to grow our data center, international and complementary businesses. As a result, we may be unable to acquire or invest in, or we may pay a premium purchase price for, data centers, technology and higher-growth markets and adjacent businesses that support our strategic growth plan, which could have an adverse effect on our results of operations and financial condition. The foregoing risks may be exacerbated as a result of the COVID-19 pandemic.
As stored records and tapes become less active our service revenue growth and profitability from related services may decline.
Our Records Management and Data Management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival, and these activity levels were further negatively impacted by the COVID-19 pandemic. The amount of information available to customers digitally or in their own information systems has been steadily increasing in recent years, and we believe this trend continues to accelerate. As a result, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their activity levels. At the same time, many of our costs related to records and tape related services remain fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.
Our program to simplify our global structure may not be successful.
In October 2019, we announced Project Summit, a global program designed to better position us for future growth and achievement of our strategic objectives. Project Summit focuses on simplifying our global records and information management structure, streamlining our managerial structure and leveraging our global and regional customer facing resources. We also plan to implement systems and process changes designed to make our organization more agile and dynamic, streamline our organization and reallocate our resources to better align with our strategic goals. We expect the total program benefits associated with Project Summit, which we have expanded since our initial announcement, to be fully realized exiting 2021. However, we may not be able to realize the full amount of our expected improvements to Adjusted EBITDA in a timely manner, or at all, and the costs associated with Project Summit may exceed our expectations. In addition, this program may yield unintended consequences, such as attrition beyond our intended reduction in force, distraction of our employees and our anticipated systems and process changes may not work as expected and may create additional risks to our business. As a result, Project Summit could have a material adverse effect on our results of operations or financial condition.
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
Changes in customer behavior with respect to destruction of records stored with us could adversely affect our business, financial condition and results of operations.
Over the past year, our destruction rates, as a percentage of records stored with us, have fluctuated. When destruction rates for records stored with us increase, it has a positive impact on our service revenues in the year of destruction but negatively impacts our longer term storage revenues, adversely affecting our financial condition and results of operations.

IRON MOUNTAIN 2020 FORM 10-K	9

Part I

We and our customers are subject to laws and governmental regulations relating to data privacy and cybersecurity and our customers’ demands in this area are increasing. This may cause us to incur significant expenses and non-compliance with such regulations and demands could harm our business.
We are subject to numerous U.S. federal, state, local and foreign laws and regulations relating to data privacy and cybersecurity. These regulations are complex, change frequently and have tended to become more stringent over time. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. In addition, a growing number of U.S. and foreign legislative and regulatory bodies have adopted consumer notification and other requirements if consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such information are possible. In the U.S., we are subject to various state laws which provide for disparate notification regimes. In addition, as a result of the continued emphasis on information security and instances in which personal information has been compromised, our customers are requesting that we take increasingly sophisticated measures to enhance security and comply with data privacy regulations, and that we assume higher liability under our contracts.
We devote substantial resources, and may in the future have to devote significant additional resources, to facilitate compliance with laws and regulations, our customers’ data privacy and security demands, and to investigate, defend or remedy actual or alleged violations or breaches. Any failure by us to comply with, or remedy any violations or breaches of, laws and regulations or customer requirements could result in the curtailment of certain of our operations, the imposition of fines and penalties, liability resulting from litigation, restrictions on our ability to carry on or expand our operations, significant costs and expenses and reputational harm. For example, we have experienced incidents in which customers’ information has been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary costs to those customers for which we have provided reimbursement. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws or regulations.
Attacks on our internal IT systems could damage our reputation and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, our IT and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error or other disruptions. Moreover, until we have migrated businesses we acquire onto our IT systems, we may face additional risks because of the continued use of predecessor IT systems. We have outsourced, and expect to continue to outsource, certain support services to third parties, which may subject our IT and other sensitive information to additional risk. In addition, the continuation of remote work arrangements or operating with limited personnel as a result of the COVID-19 pandemic could increase our cybersecurity risks. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information and result in third party claims against us and reputational harm. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
Complying with fire and safety standards may result in significant expense.
As of December 31, 2020, we operated approximately 1,450 facilities worldwide, including more than 600 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed, in all material respects, in compliance with applicable laws and regulations in effect at the time of their construction or outfitting. In some instances, local authorities may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of businesses we have acquired or may acquire is the process of making investments in the acquired facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.
If we fail to meet our commitment to transition to more renewable and sustainable sources of energy, it may negatively impact our ability to attract and retain customers, employees and investors who focus on this commitment. Furthermore, changes to environmental laws and standards may increase the cost to operate some of our businesses. This could impact our results of operations and the trading of our stock.
We have made a commitment to prioritize sustainable energy practices, reduce our carbon footprint and transition to more renewable and sustainable sources of energy, particularly in our data center business. We have made progress towards reducing our carbon footprint, but if we are not successful in continuing this reduction or if our customers, employees and investors are not satisfied with our sustainability efforts, it may negatively impact our ability to attract and retain customers, employees and investors who focus on this commitment. This could negatively impact our results of operations and the trading of our stock.

10	IRON MOUNTAIN 2020 FORM 10-K

Part I

Furthermore, changes in environmental laws in any jurisdiction in which we operate could increase compliance costs or impose limitations on our operations. For example, our emergency generators at our data centers are subject to regulations and permit requirements governing air pollutants, and the heating, ventilation and air conditioning and fire suppression systems at some of our data centers and data management locations may include ozone-depleting substances that are subject to regulation. While environmental regulations do not normally impose material costs upon operations at our facilities, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, could result in unexpected costs, which could be material.
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
For example, the success of our significant acquisitions depends, in large part, on our ability to realize the anticipated benefits, including cost savings from combining the acquired businesses with ours. To realize these anticipated benefits, we must be able to successfully integrate our business and the acquired businesses, and this integration is complex and time-consuming. We may encounter challenges in the integration process including the following:
•challenges and difficulties associated with managing our larger, more complex, company;
•conforming standards, controls, procedures and policies, business cultures and compensation and benefits structures between the two businesses;
•consolidating corporate and administrative infrastructures;
•coordinating geographically dispersed organizations;
•potential unknown liabilities and unforeseen expenses or delays associated with an acquisition; and
•our ability to deliver on our strategy going forward.
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
Our customer contracts typically contain provisions limiting our liability regarding the loss or destruction of, or damage to, records, information, or other items stored with us. Our liability for physical storage is often limited to a nominal fixed amount per item or unit of storage (such as per cubic foot) and our liability for digital solutions, data center, destruction and other services unrelated to records, information and other items stored with us is often limited to a percentage of annual revenue under the contract; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our customer contracts generally include a schedule setting forth the majority of the customer-specific terms, including storage rental and related service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations in digital solutions and storage of fine arts and other valuable items and respond to customer demands for higher limitation of liability as a result of regulatory changes, our exposure to contracts with higher or no limitations of liability and disputes with customers over the interpretation of their contracts may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

IRON MOUNTAIN 2020 FORM 10-K	11

Part I

International operations may pose unique risks.
As of December 31, 2020, we operated in 55 countries outside the United States. Our international operations account for a significant portion of our overall operations, and as part of our growth strategy, we expect its share to increase as we continue to acquire or invest in businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:
•the impact of foreign government regulations and United States regulations that apply to us in foreign countries where we operate; in particular, we are subject to United States and foreign anti-corruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;
•the volatility of certain foreign economies in which we operate;
•political uncertainties and changes in the global political climate or other global events, such as the recent trade wars involving the U.S. or global pandemics, which may impose restrictions on, or create additional risk in relation to, global operations, which risks may become more pronounced as we consolidate operations across countries and need to move records and data across borders;
•unforeseen liabilities, particularly within acquired businesses;
•costs and difficulties associated with managing international operations of varying sizes and scale, including operations involving cross-border service offerings;
•our operations in the United Kingdom and the European Union may be adversely affected by the exit from the European Union (Brexit) by the United Kingdom, and the associated uncertainty;
•the risk that business partners upon whom we depend for technical assistance or management and acquisition expertise in some markets outside of the United States will not perform as expected;
•difficulties attracting and retaining local management and key employees to operate our business in certain countries; and
•cultural differences and differences in business practices and operating standards, as well as risks and challenges in expanding into countries where we have no prior operational experience.
Our use of joint ventures could expose us to additional risks and liabilities, including our reliance on joint venture partners that may have economic and business interests that are inconsistent with our business interests, our lack of sole decision-making authority, and disputes between us and our joint venture partners.
As part of our growth strategy, particularly in connection with our international and data center expansion, we currently, and may in the future, co-invest with third parties using joint ventures. These joint ventures can result in our holding non-controlling interests in, or having shared responsibility for managing the affairs of, a property or portfolio of properties, business, partnership, joint venture or other entity. As a result, in connection with our pursuit or entrance into any such joint venture, we may be subject to additional risks, including:
•our ability to sell our interests in the joint venture may be limited by the joint venture agreement;
•our ability to grow our storage volume when we rely on non-controlling interests in joint ventures for this growth;
•we may not have the right to exercise sole decision-making authority regarding the properties, business, partnership, joint venture or other entity;
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose or be required to contribute such capital;
•our partners may have economic, tax or other interests or goals that are inconsistent with our interests or goals, and that could affect our ability to negotiate satisfactory joint venture terms, to operate the property or business or maintain our qualification for taxation as a REIT;
•our partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a taxable REIT subsidiary (“TRS”) in order for us to maintain our qualification for taxation as a REIT, or purchase such partner’s interests or assets at an above-market price;
•we may agree to restrictions on our ability to expand our business in certain geographies independently or with other partners;
•disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business; and
•we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture’s liabilities, which may require us to pay an amount greater than our investment in the joint venture.
Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.

12	IRON MOUNTAIN 2020 FORM 10-K

Part I

Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations.
Since 2017, we have substantially expanded our Global Data Center Business and we expect to continue to grow our Global Data Center Business. For example, we paid an aggregate cash purchase price of over $1.7 billion for data center businesses we acquired in 2017 and 2018 and incurred other costs associated with the development of real estate to support this business. Our Global Data Center Business depends on providing customers with highly reliable facilities, power infrastructure and operations solutions, and we will need to retain and hire qualified personnel to manage our data centers. Service interruptions or significant equipment damage could result in difficulty maintaining service level commitment obligations that we owe to certain of our customers. Service interruptions or equipment damage may occur at one or more of our data centers because of numerous factors, including: human error; equipment failure; physical, electronic and cyber security breaches; fire, hurricane, flood, earthquake and other natural disasters; water damage; fiber cuts; extreme temperatures; power loss or telecommunications failure; war, terrorism and any related conflicts or similar events worldwide; and sabotage and vandalism. We also purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers’ compliance costs that may be passed through to us. In addition, climate change may increase the likelihood that our data centers are affected by some of these factors.
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
Having the United States Government as a customer subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or debarred from future United States Government contracting. We may also face private derivative securities claims because of adverse government actions. Any of these outcomes could have a material adverse effect on our revenues, operating results, financial position and reputation.

IRON MOUNTAIN 2020 FORM 10-K	13

Part I

We may be subject to certain costs and potential liabilities associated with the real estate required for our business.
Because our business is heavily dependent on real estate, we face special risks attributable to the real estate we own or lease. Such risks include:
•acquisition and occupancy costs that make it difficult to meet anticipated margins and difficulty locating suitable facilities due to a relatively small number of available buildings having the desired characteristics in some real estate markets;
•uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as fires, hurricanes and earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;
•inability to use our real estate holdings effectively and costs associated with vacating or consolidating facilities if the demand for physical storage were to diminish; and
•liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not (i) we know of, or were responsible for, the contamination, or (ii) the contamination occurred while we owned or leased the property.
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
Unexpected events, including those resulting from climate change, could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, war or terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities and equipment and through physical damage to, or disruption of, local infrastructure. During the past several years we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
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
Failure to manage and adequately implement our new IT systems could negatively affect our business.
We rely on IT infrastructure, including hardware, networks, software, people and processes, to provide information to support assessments and conclusions about our operating performance. We are in the process of upgrading a number of our IT systems, including consolidating our existing billing systems, and we face risks relating to these transitions. For example, we may incur greater costs than we anticipate training our personnel on the new systems, we may experience service disruptions or errors in accurately capturing data or retaining our records, and we may be delayed in meeting our various reporting obligations. There can be no assurance that we will manage our IT systems and implement these new systems as planned or that we will do so without disruptions to our operations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

14	IRON MOUNTAIN 2020 FORM 10-K

Part I

RISKS RELATED TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.
We have a significant amount of indebtedness. As of December 31, 2020, our total long-term debt was approximately $8.7 billion, stockholders equity was approximately $1.1 billion and we had cash and cash equivalents (including restricted cash) of approximately $205.1 million. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:
•inability to satisfy our obligations with respect to our various debt instruments;
•inability to make borrowings to fund future working capital, capital expenditures and strategic opportunities, including acquisitions, further organic development of our Global Data Center Business and expansions into adjacent businesses, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;
•limits on our distributions to stockholders; in this regard if these limits prevented us from satisfying our REIT distribution requirements, we could fail to remain qualified for taxation as a REIT or, if these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts;
•limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;
•inability to generate sufficient funds to cover required interest payments;
•restrictions on our ability to refinance our indebtedness on commercially reasonable terms;
•limits on our flexibility in planning for, or reacting to, changes in our business and the information management services industry; and
•inability to adjust to adverse economic conditions that could place us at a disadvantage to our competitors with less debt and who, therefore, may be able to take advantage of opportunities that our indebtedness prevents us from pursuing.
We are subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. In particular, if as a result of the COVID-19 pandemic our revenues, cash flows and/or Adjusted EBITDA continue to decline or we incur additional indebtedness, we may be unable to make required payments on our debt or to satisfy the financial and other covenants contained in our Credit Agreement (as defined in Note 6 to Notes to Consolidated Financial Statements included in this Annual Report) and our indentures. In addition, the expected elimination of the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to borrowings under certain of our credit arrangements and interest rate swaps, and could disrupt financial markets generally, which could potentially negatively impact our financial condition.
Despite our current indebtedness levels, we may still be able to incur substantially more debt. The terms of our indentures generally do not cap the maximum amount of additional funds that may be borrowed under our Credit Agreement and possible future credit arrangements.
Restrictive debt covenants may limit our ability to pursue our growth strategy.
Our Credit Agreement and our indentures contain covenants restricting or limiting our ability to, among other things:
•incur additional indebtedness;
•pay dividends or make other restricted payments;
•make asset dispositions;
•create or permit liens;
•sell, transfer or exchange assets;
•guarantee certain indebtedness;
•make acquisitions and other investments; and
•enter into partnerships and joint ventures.
These restrictions and our long-term commitment to reduce our leverage ratio may adversely affect our ability to pursue our acquisition and other growth strategies.

IRON MOUNTAIN 2020 FORM 10-K	15

Part I

We may not have the ability to raise the funds necessary to finance the repurchase of outstanding senior notes upon a change of control event as required by our indentures.
Upon the occurrence of a “change of control,” as defined in our indentures, we will be required to offer to repurchase all of our outstanding senior notes. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of any outstanding notes or that restrictions in our Credit Agreement will not allow such repurchases. Certain important corporate events, however, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “change of control” under our indentures.
Iron Mountain Incorporated (“IMI”) is a holding company, and, therefore, its ability to make payments on its various debt obligations depends in large part on the operations of its subsidiaries.
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
We have elected to be taxed as a REIT since our 2014 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the “Code”), such that we will continue to qualify for taxation as a REIT. However, we can provide no assurance that we will remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.
Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions of the Code.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:
•we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates; and
•we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify for taxation as a REIT.
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
We expect to continue paying regular quarterly distributions; however, the amount, timing and form of our regular quarterly distributions will be determined, and will be subject to adjustment, by our board of directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures.
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

16	IRON MOUNTAIN 2020 FORM 10-K

Part I

We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements, to comply with asset ownership tests or to fund capital expenditures, future growth and expansion initiatives.
In order to satisfy our REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if our financial condition or the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Furthermore, the REIT distribution requirements and our commitment to investors on dividend growth may result in increasing our financing needs to fund capital expenditures, future growth and expansion initiatives, which would increase our indebtedness. An increase in our outstanding debt could lead to a downgrade of our credit ratings, which could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see “Risks Related to Our Indebtedness.”
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
Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which generally includes gross income from providing customers with secure storage space or colocation or wholesale data center space. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, which may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.
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

IRON MOUNTAIN 2020 FORM 10-K	17

Part I

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
A portion of our business is conducted through wholly-owned TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our domestic TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we hold in one of our qualified REIT subsidiaries (“QRSs”) following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, any depreciation recapture income that we recognize because of accounting method changes that we make in connection with our acquisition activities will be fully subject to this 21% tax.
Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non- United States operations, as well as income from qualifying counteracting hedges, do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs.
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

18	IRON MOUNTAIN 2020 FORM 10-K

Part I

The ownership and transfer restrictions contained in our certificate of incorporation may not protect our qualification for taxation as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
At any time, the federal or state income tax laws governing REITs, the administrative interpretations of those laws, or local laws impacting our REIT structure for our international operations may be amended. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury (“Treasury”) and state and local taxing authorities. Changes to the tax laws, regulations and administrative interpretations or local laws governing our international operations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-United States TRSs or how we have structured our operations outside the United States to comply with our REIT structure. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations, administrative interpretations or local laws applicable to us may be changed or if such laws would impact our ability to qualify for taxation as a REIT or the costs for doing so.
GENERAL RISK FACTORS
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

IRON MOUNTAIN 2020 FORM 10-K	19

Part I

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Moreover, the continuation of remote work arrangements as a result of the COVID-19 pandemic could negatively impact our internal controls over financial reporting. Furthermore, our disclosure controls and procedures and internal control over financial reporting with respect to entities that we do not control or manage may be substantially more limited than those we maintain with respect to the subsidiaries that we have controlled or managed over the course of time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
We face competition for customers.
We compete with multiple businesses in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us. In addition, if we are successful in winning customers from competitors, the process of moving their stored records into our facilities is often costly and time consuming. We also compete, in some of our business lines, with our current and potential customers’ internal storage and information management services capabilities and their cloud-based alternatives. These organizations may not begin or continue to use us for their future storage and information management service needs.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2020, we conducted operations through 1,167 leased facilities and 281 owned facilities. Our facilities are divided among our reportable operating segments as follows: Global RIM Business (1,374), Global Data Center Business (15) and Corporate and Other Business (59). These facilities contain a total of approximately 92.7 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

20	IRON MOUNTAIN 2020 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	8	496,448	6	1,207,281	14	1,703,729
Arkansas	2	63,604	—	—	2	63,604
California	66	5,606,499	10	958,856	76	6,565,355
Colorado	10	499,546	4	484,490	14	984,036
Connecticut	4	199,114	6	665,013	10	864,127
Delaware	4	309,067	1	120,921	5	429,988
District of Columbia	1	1,670	—	—	1	1,670
Florida	33	2,356,117	5	263,930	38	2,620,047
Georgia	10	826,606	5	265,049	15	1,091,655
Idaho	2	105,021	—	—	2	105,021
Illinois	15	1,213,808	7	1,309,975	22	2,523,783
Indiana	6	344,516	—	—	6	344,516
Iowa	2	145,138	1	14,200	3	159,338
Kansas	3	253,919	—	—	3	253,919
Kentucky	3	116,000	4	418,760	7	534,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	19	2,032,517	2	83,442	21	2,115,959
Massachusetts (including Corporate Headquarters)	8	545,039	8	1,173,503	16	1,718,542
Michigan	13	785,563	6	345,736	19	1,131,299
Minnesota	12	908,474	—	—	12	908,474
Mississippi	3	201,300	—	—	3	201,300
Missouri	10	1,225,648	5	373,120	15	1,598,768
Montana	3	35,990	—	—	3	35,990
Nebraska	1	34,560	3	316,970	4	351,530
Nevada	7	276,520	1	107,041	8	383,561
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	34	3,091,948	8	2,476,635	42	5,568,583
New Mexico	3	151,473	—	—	3	151,473
New York	20	921,775	13	1,186,266	33	2,108,041
North Carolina	19	976,504	3	150,624	22	1,127,128
Ohio	14	1,064,729	5	290,291	19	1,355,020
Oklahoma	5	228,425	—	—	5	228,425
Oregon	11	384,296	1	55,621	12	439,917
Pennsylvania	24	2,335,704	4	2,067,081	28	4,402,785
Puerto Rico	4	237,969	1	54,352	5	292,321
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	4	247,375	2	214,238	6	461,613
Tennessee	5	256,743	4	63,909	9	320,652
Texas	40	2,172,049	27	2,229,977	67	4,402,026
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	12	685,369	7	795,036	19	1,480,405
Washington	7	719,991	5	196,028	12	916,019
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	6	389,857	1	10,655	7	400,512
Total United States	467	33,456,848	160	18,256,389	627	51,713,237
Canada	49	3,076,099	16	1,783,258	65	4,859,357
Total North America	516	36,532,947	176	20,039,647	692	56,572,594

IRON MOUNTAIN 2020 FORM 10-K	21

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	4	225,334	4	298,864	8	524,198
Armenia	3	13,712	—	—	3	13,712
Australia	44	3,004,241	2	33,845	46	3,038,086
Austria	3	92,296	1	30,000	4	122,296
Belarus	4	18,472	—	—	4	18,472
Belgium	4	202,106	1	104,391	5	306,497
Brazil	42	2,854,580	7	324,655	49	3,179,235
Bulgaria	2	154,204	—	—	2	154,204
Chile	8	295,030	10	376,183	18	671,213
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	45	1,878,851	1	20,518	46	1,899,369
Colombia	24	938,325	—	—	24	938,325
Croatia	1	36,737	1	36,447	2	73,184
Cyprus	2	51,118	2	46,246	4	97,364
Czech Republic	7	152,889	—	—	7	152,889
Denmark	3	161,361	—	—	3	161,361
England	59	2,969,416	23	1,175,907	82	4,145,323
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	3	95,896	—	—	3	95,896
France	33	2,111,261	12	936,486	45	3,047,747
Germany	14	690,283	2	93,226	16	783,509
Greece	4	291,273	—	—	4	291,273
Hungary	7	350,898	—	—	7	350,898
India	75	3,211,253	—	—	75	3,211,253
Indonesia	3	85,423	1	37,674	4	123,097
Ireland	5	133,153	3	158,558	8	291,711
Kazakhstan	4	46,482	—	—	4	46,482
Latvia	2	58,710	—	—	2	58,710
Lesotho	2	4,736	—	—	2	4,736
Lithuania	2	60,543	—	—	2	60,543
Malaysia	8	443,149	—	—	8	443,149
Mexico	10	478,471	8	585,885	18	1,064,356
The Netherlands	9	602,564	3	102,199	12	704,763
Northern Ireland	3	129,083	—	—	3	129,083
New Zealand	6	413,959	—	—	6	413,959
Norway	5	194,321	—	—	5	194,321
Peru	4	63,949	10	433,770	14	497,719
Philippines	9	338,040	—	—	9	338,040
Poland	19	796,561	—	—	19	796,561
Romania	7	412,214	—	—	7	412,214
Russia	44	1,743,914	—	—	44	1,743,914
Scotland	—	—	4	375,294	4	375,294
Serbia	3	98,876	—	—	3	98,876
Singapore	6	297,581	3	345,056	9	642,637
Slovakia	5	173,792	—	—	5	173,792
South Africa	17	483,181	—	—	17	483,181
South Korea	8	257,233	—	—	8	257,233
Spain	31	766,667	5	170,707	36	937,374
Sweden	6	759,793	—	—	6	759,793
Switzerland	11	283,104	—	—	11	283,104
Thailand	3	205,827	2	105,487	5	311,314
Turkey	8	675,751	—	—	8	675,751
Ukraine	10	208,050	—	—	10	208,050
United Arab Emirates	6	314,628	—	—	6	314,628
Total International	651	30,375,149	105	5,791,398	756	36,166,547
Total	1,167	66,908,096	281	25,831,045	1,448	92,739,141

22	IRON MOUNTAIN 2020 FORM 10-K

Part I

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
Our total building utilization and total racking utilization by region as of December 31, 2020 in Records Management and Data Management are as follows:

	RECORDS MANAGEMENT(1)		DATA MANAGEMENT
REGION	BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
North America	83%	90%	85%	97%
Europe	83%	91%	49%	74%
Latin America	87%	91%	76%	81%
Asia	86%	93%	66%	72%
Total	84%	91%	75%	90%
(1)Total building utilization and total racking utilization for Records Management includes the utilization for GDS and Consumer Storage.
See Note 2.i. to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our minimum annual lease commitments as a lessee.
See Schedule III—Schedule of Real Estate and Accumulated Depreciation in this Annual Report for information regarding the cost, accumulated depreciation and encumbrances associated with our owned real estate.
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2020. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2021	594	18.1	13.9%	$57,614	20.2%
2022	320	17.6	13.5%	46,544	16.3%
2023	261	18.7	14.4%	50,762	17.8%
2024	81	8.9	6.8%	22,497	7.9%
2025	48	11.6	8.9%	25,593	9.0%
2026	14	7.6	5.8%	15,683	5.5%
2027	3	6.8	5.2%	6,944	2.4%
Thereafter	19	41.1	31.5%	59,851	20.9%
Total	1,340	130.4	100.0%	$285,488	100.0%
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

IRON MOUNTAIN 2020 FORM 10-K	23

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol “IRM". The closing price of our common stock on the NYSE on February 19, 2021 was $32.17. As of February 19, 2021, there were 8,071 holders of record of our common stock. See Note 8 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2020, nor did we repurchase any shares of our common stock during the three months ended December 31, 2020.
ITEM 6. [RESERVED.]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.
This discussion contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Annual Report and “Item 1A. Risk Factors” beginning on page 8 of this Annual Report.

IRON MOUNTAIN 2020 FORM 10-K	25

Part II

OVERVIEW

COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings and stay-at-home orders and advisories. In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. While we have broad geographic and customer diversification with operations in 56 countries and no single customer accounting for more than 1% of our revenue during the year ended December 31, 2020, COVID-19 is a global pandemic impacting numerous industries and geographies. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. We continue to monitor the credit worthiness of our customers and customer payment trends, as well as the related impact on our liquidity.
We have taken certain actions during the year ended December 31, 2020 to manage our costs and capital expenditures, including, but not limited to: (i) the termination of nearly all of our temporary and contract workers; (ii) reductions in our full-time and part-time work forces; (iii) temporary furloughs, reduced hours or other temporary reduction measures; (iv) the deferral of certain previously planned non-essential capital investments; and (v) the implementation of a temporary freeze on future acquisitions. We can provide no assurance that the cost savings measures we have taken, or may take in future periods, will be sufficient to offset any future service level declines, and we continue to evaluate the need for these cost saving measures and additional cost saving measures as additional information regarding the COVID-19 pandemic and the related economic downturn becomes known. We have incurred certain costs due to the COVID-19 pandemic which are direct, incremental and not expected to recur once the pandemic ends, which include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs. We have excluded these costs in calculating our various non-GAAP measures as described below.

PROJECT SUMMIT

Compelling Adjusted EBITDA Benefits	Implementation Details
~$375M Expected annual run-rate benefits realized exiting 2021 $165M Benefits delivered in 2020	•Project Summit began in Q4 2019 and is expected to be substantially completed by the end of 2021 •Cost to implement is estimated to be ~$450M

In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology solutions to enable us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate. As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of December 31, 2020, we have completed approximately 70% of our planned workforce reductions.

26	IRON MOUNTAIN 2020 FORM 10-K

Part II

The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021. We expect the total program benefits associated with Project Summit to be fully realized exiting 2021. Including the expanded scope of Project Summit, we expect that Project Summit will improve annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021. We will continue to evaluate our overall operating model, as well as various opportunities and initiatives, including those associated with real estate consolidation, system implementation and process changes, which could result in the identification and implementation of additional actions associated with Project Summit and incremental costs and benefits.

2020	$165 million
Exiting 2021	$375 million (expected)
We estimate that the implementation of Project Summit will result in total operating expenditures ("Restructuring Charges") of approximately $450.0 million that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. The following table presents (in millions) total Restructuring Charges related to Project Summit primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees from the inception of Project Summit through December 31, 2020, for the year ended December 31, 2020 and for the year ended December 31, 2019:

From the Inception of Project Summit through December 31, 2020
For the Year Ended December 31, 2020
For the Year Ended December 31, 2019
We have also incurred approximately $10.1 million in capital expenditures related to Project Summit from the inception of Project Summit through December 31, 2020.
DIVESTMENTS
In March 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the “IM Consumer Storage Assets”) and approximately $20.0 million in cash (gross of certain transaction expenses) (the “Cash Contribution”) to the MakeSpace JV (the “Consumer Storage Transaction”), established by us and MakeSpace. Upon the closing of the Consumer Storage Transaction on March 19, 2019, the MakeSpace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by MakeSpace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an initial equity interest of approximately 34% in the MakeSpace JV (the “MakeSpace Investment”). In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we agreed to contribute $36.0 million of the $45.0 million being raised in installments beginning in May 2020 through October 2021. At December 31, 2020, we owned approximately 39% of the outstanding equity in the MakeSpace JV.
As described in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report, we have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as discontinued operations in our consolidated financial statements. In connection with the Consumer Storage Transaction and the MakeSpace Investment, we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. During the years ended December 31, 2020 and 2019, we recognized revenue of approximately $33.6 million and $22.5 million, respectively, associated with the MakeSpace Agreement.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution.

IRON MOUNTAIN 2020 FORM 10-K	27

Part II

CHANGES IMPACTING COMPARABILITY WITH PRIOR YEAR
During the fourth quarter of 2020, we made changes to the definitions of the following non-GAAP measures: Adjusted EBITDA, Adjusted EPS, FFO (Nareit) and FFO (Normalized) (each as defined below). These changes were implemented to align our definitions more closely with our peers. These changes impacted the results reported for these non-GAAP measures for fiscal years 2019 and 2018. However, these changes did not materially impact the discussion to what was included in previous filings. All prior periods have been recast to conform to these changes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of 2019 to 2018.
GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•In spite of the COVID-19 pandemic, we have experienced relatively steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term. We expect our total organic storage rental revenue growth rate for 2021 to be approximately 2% to 4%.
•Our organic service revenue during 2020 was significantly impacted by the COVID-19 pandemic, with declines primarily due to decreases in our service activity, particularly in regions where governments have imposed restrictions on our customers’ non-essential business operations. The severity of future service level declines is uncertain and is dependent, in part, on the duration and severity of the COVID-19 pandemic, the resulting governmental and business actions and the duration and strength of any ensuing economic recovery that may follow, particularly within the markets in which we operate and among our customers.
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues, and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; and (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
BREAKDOWN OF REVENUES

1%
Consumer storage
24%
Secure shredding
17%
Global digital solutions
4%
Adjacent businesses
1%
Data center
10%
Data management
43%
Records management
Service revenue 34%
Storage rental revenue 66%
73%
Records management
12%
Data management
10%
Data center
3%
Adjacent businesses
1%
Global digital solutions
1%
Consumer storage

28	IRON MOUNTAIN 2020 FORM 10-K

Part II

Cost of sales (excluding depreciation and amortization) consists primarily of labor, including wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, labor and facility occupancy costs are the most significant. Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, IT, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2020 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

9%
Product Cost of Sales and Other
<1%
COVID-19 Costs
42%
Labor
7%
Transportation
42%
Facilities

4%
Bad Debt Expense
<1%
COVID-19 Costs
18%
Information Technology
54%
General and Administrative
24%
Sales, Marketing and Account Management

Trends in facility occupancy costs are impacted by:
•the total number of facilities we occupy;
•the mix of properties we own versus properties we lease;
•fluctuations in per square foot occupancy costs; and
•the levels of utilization of these properties.
Trends in total wages and benefits in dollars and as a percentage of total consolidated revenue are influenced by:
•changes in headcount and compensation levels;
•achievement of incentive compensation targets;
•workforce productivity; and
•variability in costs associated with medical insurance and workers’ compensation.
The expansion of our international businesses has impacted the major cost of sales components and selling, general and administrative expenses.
•Our international operations are more labor intensive relative to revenue than our operations in North America and, therefore, labor costs are a higher percentage of international operational revenue.
•The overhead structure of our expanding international operations has generally not achieved the same level of overhead leverage as our North American operations, which may result in an increase in selling, general and administrative expenses as a percentage of consolidated revenue as our international operations become a larger percentage of our consolidated results.

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
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2019 results at the 2020 average exchange rates and the 2018 results at the 2019 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2020 FORM 10-K	29

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2020	2019	2020	2019
Australian dollar	3.2%	3.4%	$0.690	$0.695	(0.7)%
Brazilian real	1.9%	2.6%	$0.196	$0.254	(22.8)%
British pound sterling	6.0%	6.4%	$1.283	$1.277	0.5%
Canadian dollar	5.4%	5.7%	$0.746	$0.754	(1.1)%
Euro	7.5%	7.4%	$1.141	$1.120	1.9%

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2019	2018	2019	2018
Australian dollar	3.4%	3.7%	$0.695	$0.748	(7.1)%
Brazilian real	2.6%	2.9%	$0.254	$0.276	(8.0)%
British pound sterling	6.4%	6.6%	$1.277	$1.335	(4.3)%
Canadian dollar	5.7%	5.9%	$0.754	$0.772	(2.3)%
Euro	7.4%	7.3%	$1.120	$1.182	(5.2)%
The percentage of United States dollar-reported revenues for all other foreign currencies was 13.8%, 12.7% and 12.6% for the years ended December 31, 2020, 2019 and 2018, respectively.
NON-GAAP MEASURES
ADJUSTED EBITDA
During the fourth quarter of 2020, we changed our definition of Adjusted EBITDA to (a) exclude stock-based compensation expense and (b) include our share of Adjusted EBITDA from our unconsolidated joint ventures. We now define Adjusted EBITDA as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Significant Acquisition Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •COVID-19 Costs (as defined below)

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable operating segments under “Results of Operations – Segment Analysis” below.

30	IRON MOUNTAIN 2020 FORM 10-K

Part II

Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA also does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), such as operating income, income (loss) from continuing operations, net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Income (Loss) from Continuing Operations	$343,096	$268,211	$367,558
Add/(Deduct):
Interest expense, net	418,535	419,298	409,648
Provision (benefit) for income taxes	29,609	59,931	42,753
Depreciation and amortization	652,069	658,201	639,514
Significant Acquisition Costs	—	13,293	50,665
Restructuring Charges	194,396	48,597	—
Intangible impairments	23,000	—	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(363,537)	(63,824)	(73,622)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	133,611	25,720	(11,867)
Stock-based compensation expense(2)	34,272	36,194	31,014
COVID-19 Costs(3)	9,285	—	—
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,385	3,388	3,261
Adjusted EBITDA	$1,475,721	$1,469,009	$1,458,924
(1)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net. See Note 2.t. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.
(2)Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the years ended December 31, 2020 and 2019.
(3)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends (“COVID-19 Costs”). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
ADJUSTED EPS
During the fourth quarter of 2020, we changed our definition of Adjusted EPS to (a) exclude stock-based compensation expense and (b) include our share of adjusted losses (gains) from our unconsolidated joint ventures. We now define Adjusted EPS as reported earnings per share fully diluted from continuing operations (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Significant Acquisition Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •COVID-19 Costs •Tax impact of reconciling items and discrete tax items

We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

IRON MOUNTAIN 2020 FORM 10-K	31

Part II

RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM CONTINUING OPERATIONS TO ADJUSTED EPS—FULLY DILUTED FROM CONTINUING OPERATIONS:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Reported EPS—Fully Diluted from Continuing Operations	$1.19	$0.93	$1.28
Add/(Deduct):
Significant Acquisition Costs	—	0.05	0.18
Restructuring Charges	0.67	0.17	—
Intangible impairments	0.08	—	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(1.26)	(0.22)	(0.25)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.46	0.09	(0.04)
Stock-based compensation expense(1)	0.12	0.13	0.11
COVID-19 Costs(2)	0.03	—	—
Tax impact of reconciling items and discrete tax items(3)	(0.11)	(0.03)	(0.10)
Adjusted EPS—Fully Diluted from Continuing Operations(4)	$1.19	$1.11	$1.16
(1)Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the years ended December 31, 2020 and 2019.
(2)These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
(3)The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2020, 2019, and 2018 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2020, 2019 and 2018 was 15.1%, 17.6%, and 17.9%, respectively.
(4)Columns may not foot due to rounding.
FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts (“Nareit”) as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles. Consistent with Nareit's definition of FFO, during the fourth quarter of 2020, we began adjusting for our share of reconciling items from our unconsolidated joint ventures from FFO ("FFO (Nareit)"). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss).
Although Nareit has published a definition of FFO, we modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business ("FFO (Normalized)"). During the fourth quarter of 2020, we changed our definition of FFO (Normalized) to exclude stock-based compensation expense and adjust for our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures. Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Significant Acquisition Costs •Restructuring Charges •Intangible impairments •Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •COVID-19 Costs •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items •(Income) loss from discontinued operations, net of tax

32	IRON MOUNTAIN 2020 FORM 10-K

Part II

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net Income (Loss)	$343,096	$268,315	$355,131
Add/(Deduct):
Real estate depreciation(1)	298,943	303,415	284,804
Gain on sale of real estate, net of tax(2)	(365,709)	(99,194)	(55,328)
Data center lease-based intangible assets amortization(3)	42,637	46,696	43,061
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	—	1,284	1,391
FFO (Nareit)	318,967	520,516	629,059
Add/(Deduct):
Significant Acquisition Costs	—	13,293	50,665
Restructuring Charges	194,396	48,597	—
Intangible impairments	23,000	—	—
Loss (gain) on disposal/write-down of property, plant and equipment, net (excluding real estate)	2,523	40,763	(9,818)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(4)	133,611	25,720	(11,867)
Stock-based compensation expense(5)	34,272	36,194	31,014
COVID-19 Costs(6)	9,285	—	—
Real estate financing lease depreciation	13,801	13,364	13,650
Tax impact of reconciling items and discrete tax items(7)	(31,825)	(13,095)	(38,365)
(Income) loss from discontinued operations, net of tax(8)	—	(104)	12,427
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(38)	148	248
FFO (Normalized)	$697,992	$685,396	$677,013
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.
(2)Tax expense associated with the gain on sale of real estate for the years ended December 31, 2020, 2019, and 2018, was $0.4 million, $5.4 million, and $8.5 million, respectively.
(3)Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net. See Note 2.t. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other expense (income), net.
(5)Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the years ended December 31, 2020 and 2019.
(6)These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
(7)Represents the tax impact of (i) the reconciling items above, which impacts our reported income (loss) from continuing operations before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(16.8) million, $(1.5) million and $(27.7) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(8)Net of tax (benefit) provision of $0.0 million, $0.0 million and $(0.1) million for the years ended December 31, 2020, 2019 and 2018, respectively.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. The following should be read in conjunction with Note 2 to Notes to Consolidated Financial Statements included in this Annual Report, which provides a summary of our significant accounting policies. Our critical accounting estimates include the following, which are listed in no particular order:

IRON MOUNTAIN 2020 FORM 10-K	33

Part II

REVENUE RECOGNITION
Revenue is recognized when or as control of promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 2.r. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our revenue recognition policies. Revenue for all our lines of business, with the exception of storage revenues in our Global Data Center Business (which is subject to leasing guidance), is recognized under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), the application of which requires that we make estimates and judgements that may affect the amount and timing of revenue we recognize.
We have determined that the majority of our contracts contain series performance obligations which qualify to be recognized under a practical expedient available in ASU 2014-09 known as the “right to invoice.” This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract.
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are comprised of Customer Inducements (as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report). Consideration payable to a customer is reviewed as part of the transaction price. If the payment to the customer does not represent payment for a distinct service, revenue is recognized only up to the amount of consideration remaining after customer payment obligations are considered.
Contract Fulfillment Costs are amortized over a three year term, which we have determined is consistent with the transfer of the underlying performance obligations to which the assets relate. Different determinations on term length would result in differences in the amount and timing of amortization expense recognized.
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
Determining the fair values of the net assets acquired requires management’s judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates and market data, among other items. As it relates to our data center acquisitions, the fair values of the net assets acquired requires management’s judgment and often involves the use of assumptions with respect to (i) certain economic costs (as described more fully in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant, (ii) market rental rates and (iii) expectations of lease renewals and extensions. Due to the inherent uncertainty of future events, actual values of net assets acquired could be different from our estimated fair values and could have a material impact on our financial statements.
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

34	IRON MOUNTAIN 2020 FORM 10-K

Part II

Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total property, plant and equipment and intangible assets acquired in our 2020 acquisitions were approximately $52.0 million and $79.1 million, respectively.
IMPAIRMENT OF TANGIBLE AND INTANGIBLE ASSETS
ASSETS SUBJECT TO DEPRECIATION OR AMORTIZATION
We review long-lived assets and all finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Examples of events or circumstances that may be indicative of impairment include, but are not limited to:
•A significant decrease in the market price of an asset;
•A significant change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•A significant adverse change in legal factors or in the business climate that could affect the value of the asset;
•An accumulation of costs significantly greater than the amount originally expected for the acquisition or construction of an asset;
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and
•A current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
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
GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. See Note 2.k. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our goodwill and other indefinite-lived intangible assets policies.
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2020, 2019 and 2018. We concluded that as of October 1, 2020, 2019 and 2018, goodwill was not impaired.
During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. Therefore, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. We concluded that the fair value of our Fine Arts reporting unit was less than its carrying value, and, therefore, we recorded a $23.0 million impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. Factors that may impact these assumptions include, but are not limited to: (i) our ability to maintain, or grow, storage rental and service revenues in line with current expectations and (ii) our ability to manage our fixed and variable costs in line with potential future revenue declines.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2020 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe Records and Information Management reporting unit ("Europe RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Australia and New Zealand Records and Information Management reporting unit ("ANZ RIM") •Asia Records and Information Management reporting unit ("Asia RIM") •Global Data Center	•Fine Arts •Entertainment Services •Technology Escrow Services

IRON MOUNTAIN 2020 FORM 10-K	35

Part II

See Note 2.k. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.
Based on our goodwill impairment analysis as of October 1, 2020, our reporting units that had estimated fair values exceeding their carrying values by greater than 20% represented approximately $4,120.6 million, or 90.4%, of our consolidated goodwill balance at December 31, 2020. Our Global Data Center reporting unit had an estimated fair value that exceeded its carrying value by less than 20%. The reporting unit represented approximately $437.0 million, or 9.6%, of our consolidated goodwill balance at December 31, 2020. The following is a summary of the Global Data Center reporting unit including the goodwill balance (in thousands), percentage by which the fair value of the reporting unit exceeded its carrying value, and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2020:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2020	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2020	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2020
			DISCOUNT RATE	AVERAGE ANNUAL CONTRIBUTION MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
Global Data Center	$430,594	8.5%	8.0%	43.7%	27.8%	3.0%
(1)For purposes of our goodwill impairment analysis, the term “capital expenditures” includes both growth investment and recurring capital expenditures.
(2)Terminal growth rates are applied in year 10 of our discounted cash flow analysis.
Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for the Global Data Center reporting unit where the estimated fair values exceeded its carrying value by less than 20% as of October 1, 2020. The success of this business and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions.
Our Global Data Center Business footprint spans nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and four international markets: Amsterdam, London, Singapore and, through an unconsolidated joint venture, Frankfurt. We provide mission-critical data centers that are designed and operated to protect and ensure the continued operation of IT infrastructure for our customers. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities and invest capital to meet the customers’ needs. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand. The business is primarily comprised of acquisitions completed in 2018 and late 2017; therefore, we would expect that the fair value of this reporting unit will closely approximate its carrying value.
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

36	IRON MOUNTAIN 2020 FORM 10-K

Part II

Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2020.

North America RIM, Europe RIM, Latin America RIM, ANZ RIM, Asia RIM, Fine Arts, Entertainment Services and Technology Escrow Services
We noted that, based on the estimated fair value of these reporting units determined as of October 1, 2020:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2020 by a range of approximately 9.7% to 10.6% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value;
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2020 by a range of approximately 4.6% to 10.7% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value.

Global Data Center
We noted that, as of October 1, 2020, the estimated fair value of the reporting unit:
•exceeds its carrying value by less than 20%.
Accordingly, any significant negative change in either the expected annual future cash flows of the reporting unit or the discount rate may result in the carrying value of the reporting unit exceeding its estimated fair value.

At December 31, 2020, no factors were identified that would alter the conclusions of our October 1, 2020 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
INCOME TAXES
As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic TRSs, which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in other jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period after the date we first owned the asset as a REIT asset that are attributable to "built-in gains" with respect to that asset on that date. We will also be subject to a built-in gains tax on our depreciation recapture recognized into income as a result of accounting method changes in connection with our acquisition activities. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our tax policies.
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

IRON MOUNTAIN 2020 FORM 10-K	37

Part II

At December 31, 2020, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $92.1 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 43%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2020 and 2019, we had approximately $26.0 million and $35.1 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. As of December 31, 2016, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States. With the exception of certain limited instances, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $262.4 million as of December 31, 2020. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).

RESULTS OF OPERATIONS
COMPARISON OF YEAR ENDED DECEMBER 31, 2020 TO YEAR ENDED DECEMBER 31, 2019 AND COMPARISON OF YEAR ENDED DECEMBER 31, 2019 TO YEAR ENDED DECEMBER 31, 2018
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2020	2019
Revenues	$4,147,270	$4,262,584	$(115,314)	(2.7)%
Operating Expenses	3,212,485	3,481,246	(268,761)	(7.7)%
Operating Income	934,785	781,338	153,447	19.6%
Other Expenses, Net	591,689	513,127	78,562	15.3%
Income from Continuing Operations	343,096	268,211	74,885	27.9%
Income (Loss) from Discontinued Operations, Net of Tax	—	104	(104)	(100.0)%
Net Income	343,096	268,315	74,781	27.9%
Net Income Attributable to Noncontrolling Interests	403	938	(535)	(57.0)%
Net Income Attributable to Iron Mountain Incorporated	$342,693	$267,377	$75,316	28.2%
Adjusted EBITDA(1)	$1,475,721	$1,469,009	$6,712	0.5%
Adjusted EBITDA Margin(1)	35.6%	34.5%

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2019	2018
Revenues	$4,262,584	$4,225,761	$36,823	0.9%
Operating Expenses	3,481,246	3,417,494	63,752	1.9%
Operating Income	781,338	808,267	(26,929)	(3.3)%
Other Expenses, Net	513,127	440,709	72,418	16.4%
Income from Continuing Operations	268,211	367,558	(99,347)	(27.0)%
Income (Loss) from Discontinued Operations, Net of Tax	104	(12,427)	12,531	(100.8)%
Net Income	268,315	355,131	(86,816)	(24.4)%
Net Income Attributable to Noncontrolling Interests	938	1,198	(260)	(21.7)%
Net Income Attributable to Iron Mountain Incorporated	$267,377	$353,933	$(86,556)	(24.5)%
Adjusted EBITDA(1)	$1,469,009	$1,458,924	$10,085	0.7%
Adjusted EBITDA Margin(1)	34.5%	34.5%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN 2020 FORM 10-K	38

Part II

REVENUES
Consolidated revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$2,754,091	$2,681,087	$73,004	2.7%	3.8%	1.4%	2.4%
Service	1,393,179	1,581,497	(188,318)	(11.9)%	(11.0)%	1.8%	(12.8)%
Total Revenues	$4,147,270	$4,262,584	$(115,314)	(2.7)%	(1.7)%	1.6%	(3.3)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$2,681,087	$2,622,455	$58,632	2.2%	4.3%	1.8%	2.5%
Service	1,581,497	1,603,306	(21,809)	(1.4)%	0.9%	1.9%	(1.0)%
Total Revenues	$4,262,584	$4,225,761	$36,823	0.9%	3.0%	1.9%	1.1%
(1)Constant currency growth rates are calculated by translating the 2019 results at the 2020 average exchange rates and the 2018 results at the 2019 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations, but including the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the year ended December 31, 2020, the decrease in reported consolidated revenue was driven by declines in reported service revenue partially offset by reported storage rental revenue growth. Foreign currency exchange rate fluctuations decreased our reported consolidated revenues by 1.0% in the year ended December 31, 2020 compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by volume growth in faster growing markets and revenue management;
•a 2.1% increase in global records management volume due to acquisitions (excluding acquisitions, global records management volume decreased 1.1%); and
•a decrease of $29.1 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•a decrease in service activity as a result of the COVID-19 pandemic, particularly in regions where governments have imposed restrictions on our customers' non-essential business operations;
•organic service revenue declines reflecting lower service activity levels; and
•a decrease of $15.7 million due to foreign currency exchange rate fluctuations.

39	IRON MOUNTAIN 2020 FORM 10-K

Part II

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2020	2019
Labor	$738,038	$814,459	$(76,421)	(9.4)%	(7.9)%	17.8%	19.1%	(1.3)%
Facilities	731,679	697,330	34,349	4.9%	6.0%	17.6%	16.4%	1.2%
Transportation	125,591	162,905	(37,314)	(22.9)%	(22.6)%	3.0%	3.8%	(0.8)%
Product Cost of Sales and Other	154,386	158,621	(4,235)	(2.7)%	(1.0)%	3.7%	3.7%	—%
COVID-19 Costs	7,648	—	7,648	100.0%	100.0%	0.2%	—%	0.2%
Total Cost of sales	$1,757,342	$1,833,315	$(75,973)	(4.1)%	(2.9)%	42.4%	43.0%	(0.6)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE

	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2019	2018
Labor	$814,459	$818,729	$(4,270)	(0.5)%	2.2%	19.1%	19.4%	(0.3)%
Facilities	697,330	651,114	46,216	7.1%	9.5%	16.4%	15.4%	1.0%
Transportation	162,905	158,528	4,377	2.8%	5.1%	3.8%	3.8%	—%
Product Cost of Sales and Other	158,621	165,583	(6,962)	(4.2)%	(1.4)%	3.7%	3.9%	(0.2)%
Total Cost of sales	$1,833,315	$1,793,954	$39,361	2.2%	4.8%	43.0%	42.5%	0.5%
Primary factors influencing the change in reported consolidated Cost of sales for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:
•a decrease in labor costs driven by cost containment actions taken in response to lower service activity levels due to the COVID-19 pandemic, partially offset by incremental labor costs associated with recent acquisitions;
•a decrease in transportation costs primarily driven by lower third party carrier cost and fuel cost reflecting cost containment actions taken in response to lower service activity levels;
•an increase in facilities expenses driven by increases in rent expense, in part due to recent acquisitions and the impact from our recent sale-leaseback activity (which we expect to continue in 2021 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program); and
•a decrease of $23.5 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN 2020 FORM 10-K	40

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2020	2019		ACTUAL	CONSTANT CURRENCY	2020	2019
General and Administrative	$513,664	$563,965	$(50,301)	(8.9)%	(7.9)%	12.4%	13.2%	(0.8)%
Sales, Marketing and Account Management	231,365	245,704	(14,339)	(5.8)%	(5.0)%	5.6%	5.8%	(0.2)%
Information Technology	168,138	162,606	5,532	3.4%	4.2%	4.1%	3.8%	0.3%
Bad Debt Expense	34,411	19,389	15,022	77.5%	78.9%	0.8%	0.5%	0.3%
COVID-19 Costs	1,637	—	1,637	100.0%	100.0%	—%	—%	—%
Total Selling, general and administrative expenses	$949,215	$991,664	$(42,449)	(4.3)%	(3.4)%	22.9%	23.3%	(0.4)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2019	2018
General and Administrative	$563,965	$577,451	$(13,486)	(2.3)%	(0.5)%	13.2%	13.7%	(0.5)%
Sales, Marketing and Account Management	245,704	257,306	(11,602)	(4.5)%	(2.8)%	5.8%	6.1%	(0.3)%
Information Technology	162,606	153,601	9,005	5.9%	7.1%	3.8%	3.6%	0.2%
Bad Debt Expense	19,389	18,625	764	4.1%	6.4%	0.5%	0.4%	0.1%
Total Selling, general and administrative expenses	$991,664	$1,006,983	$(15,319)	(1.5)%	0.2%	23.3%	23.8%	(0.5)%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:
•a decrease in general and administrative expenses, driven by decreased wages and benefit expense and other employee related costs, as well as lower professional fees, reflecting benefits from Project Summit and ongoing cost containment measures, partially offset by higher bonus compensation accruals;
•a decrease in sales, marketing and account management expenses, driven by decreased compensation expense and other employee related costs, reflecting benefits from Project Summit and ongoing cost containment measures;
•higher bad debt expense, primarily driven by increased collectability risk resulting from the COVID-19 pandemic; and
•foreign currency exchange rate fluctuations decreased reported consolidated Selling, general and administrative expenses by $9.4 million.
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
Depreciation expense decreased $8.8 million, or 1.9%, on a reported dollar basis for the year ended December 31, 2020 compared to the year ended December 31, 2019. See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $2.6 million, or 1.3%, on a reported dollar basis for the year ended December 31, 2020 compared to the year ended December 31, 2019.

41	IRON MOUNTAIN 2020 FORM 10-K

Part II

SIGNIFICANT ACQUISITION COSTS
Significant Acquisition Costs for the years ended December 31, 2020, 2019 and 2018 were approximately $0.0 million, $13.3 million and $50.7 million, respectively, and primarily consisted of operating expenditures associated with (1) our acquisition of Recall that we completed on May 2, 2016 (the “Recall Transaction"), including: (i) advisory and professional fees to complete the Recall Transaction; (ii) costs associated with the divestments required in connection with receipt of regulatory approvals (including transitional services); and (iii) costs to integrate Recall with our existing operations, including moving, severance, facility upgrade, REIT integration and system upgrade costs, as well as certain costs associated with our shared service center initiative for our finance, human resources and information technology functions; and (2) the advisory and professional fees to complete the IODC Transaction (collectively, “Significant Acquisition Costs”).
RESTRUCTURING CHARGES
Restructuring Charges for the years ended December 31, 2020 and 2019 were approximately $194.4 million and $48.6 million, respectively, and primarily consisted of employee severance costs and professional fees associated with Project Summit.
INTANGIBLE IMPAIRMENTS
The intangible impairment charge for the year ended December 31, 2020 was $23.0 million and related to the write-down of goodwill associated with our Fine Arts reporting unit in the first quarter of 2020, as discussed above.
GAIN ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET

	YEAR ENDED DECEMBER 31,
	2020	2019
Consolidated gain on disposal/write-down of property, plant and equipment, net	Approximately $363.5 million	Approximately $63.8 million
The gains primarily consisted of:
•Gains associated with sale-leaseback transactions of approximately $342.1 million, of which (i) approximately $265.6 million relates to the sale-leaseback transactions of 14 facilities in the United States during the fourth quarter of 2020 and (ii) approximately $76.4 million relates to the sale-leaseback transactions of two facilities in the United States during the third quarter of 2020, each as part of our program to monetize a small portion of our industrial real estate assets
•Gains of approximately $24.1 million associated with the Frankfurt JV Transaction (as defined below)

•Gains associated with sale and sale-leaseback transactions of approximately $67.8 million in the United States
•The sale of certain land and buildings of approximately $36.0 million in the United Kingdom
Partially offset by losses from:
•The impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud ("Iron Cloud") portfolio and loss on the subsequent sale of certain IT infrastructure assets and rights to certain hardware and maintenance contracts used to deliver these Iron Cloud offerings of approximately $25.0 million
•The write-down of certain property, plant and equipment of approximately $15.7 million in the United States

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated Interest Expense, Net decreased $0.8 million, to $418.5 million for the year ended December 31, 2020 from $419.3 million for the year ended December 31, 2019. The decrease in Interest Expense, Net during the year ended December 31, 2020 compared to the year ended December 31, 2019 was mainly driven by a decrease in the weighted average interest rate on our outstanding debt, partially offset by higher average debt outstanding for the year ended December 31, 2020. Our weighted average interest rate, inclusive of the commitment fee on the unused portion of our Revolving Credit Facility (as defined below) and fees associated with the letters of credit, was 4.7% and 4.8% at December 31, 2020 and 2019, respectively. See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.

IRON MOUNTAIN 2020 FORM 10-K	42

Part II

OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2020	2019
Foreign currency transaction losses (gains), net	$29,830	$24,852	$4,978
Debt extinguishment expense	68,300	—	68,300
Other, net	45,415	9,046	36,369
Other Expense (Income), Net	$143,545	$33,898	$109,647
FOREIGN CURRENCY TRANSACTION LOSSES (GAINS), NET
We recorded net foreign currency transaction losses of $29.8 million in the year ended December 31, 2020, based on period-end exchange rates. These losses resulted primarily from the impact of changes in the exchange rate of the British pound sterling against the United States dollar compared to December 31, 2019 on our intercompany balances with and between certain of our subsidiaries.
DEBT EXTINGUISHMENT EXPENSE
Debt extinguishment expense represents the call premiums and write-off of unamortized deferred financing costs associated with the early redemption of the 6% Notes, the 4 3/8% Notes, the 5 3/4% Notes, the CAD Notes, the Euro Notes and the 5 3/8% Notes (as defined below).
OTHER, NET
Other, net for the year ended December 31, 2020 consists primarily of changes in the estimated value of our mandatorily redeemable noncontrolling interests as well as losses on our equity method investments.
PROVISION (BENEFIT) FOR INCOME TAXES
Our effective tax rates for the years ended December 31, 2020 and 2019 were 7.9% and 18.3%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2020	2019
The benefit derived from the dividends paid deduction of $60.4 million and the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9.5 million.

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

43	IRON MOUNTAIN 2020 FORM 10-K

Part II

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2020	2019
Income (Loss) from Continuing Operations	$343,096	$268,211	$74,885	27.9%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	8.3%	6.3%
Adjusted EBITDA	$1,475,721	$1,469,009	$6,712	0.5%
Adjusted EBITDA Margin	35.6%	34.5%

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2019	2018
Income (Loss) from Continuing Operations	$268,211	$367,558	$(99,347)	(27.0)%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	6.3%	8.7%
Adjusted EBITDA	$1,469,009	$1,458,924	$10,085	0.7%
Adjusted EBITDA Margin	34.5%	34.5%

Consolidated Adjusted EBITDA Margin for the year ended December 31, 2020 increased by 110 basis points compared to the prior year, reflecting benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenue and higher bonus compensation accruals.
↑ INCREASED BY $6.7 MILLION OR 0.5% Consolidated Adjusted EBITDA

IRON MOUNTAIN 2020 FORM 10-K	44

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 10 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,373,783	$2,320,076	$53,707	2.3%	3.6%	1.7%	1.9%
Service	1,325,497	1,492,357	(166,860)	(11.2)%	(10.2)%	1.9%	(12.1)%
Segment Revenue	$3,699,280	$3,812,433	$(113,153)	(3.0)%	(1.8)%	1.8%	(3.6)%
Segment Adjusted EBITDA	$1,574,069	$1,566,065	$8,004
Segment Adjusted EBITDA Margin	42.6%	41.1%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,320,076	$2,301,344	$18,732	0.8%	3.0%	0.8%	2.2%
Service	1,492,357	1,541,256	(48,899)	(3.2)%	(1.0)%	0.3%	(1.3)%
Segment Revenue	$3,812,433	$3,842,600	$(30,167)	(0.8)%	1.4%	0.6%	0.8%
Segment Adjusted EBITDA	$1,566,065	$1,572,438	$(6,373)
Segment Adjusted EBITDA Margin	41.1%	40.9%
3-YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:
•a decline in organic service revenue mainly driven by reduced service activity levels, primarily due to the COVID-19 pandemic;
•organic storage rental revenue growth driven by revenue management;
•a decrease in revenue of $45.7 million due to foreign currency exchange rate fluctuations;
•a 2.1% increase in global records management volume due to acquisitions (excluding acquisitions, global records management volume decreased 1.1%); and
•a 150 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenues and higher bonus compensation accruals.

45	IRON MOUNTAIN 2020 FORM 10-K

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$263,695	$246,925	$16,770	6.8%	6.5%	—%	6.5%
Service	15,617	10,226	5,391	52.7%	51.5%	—%	51.5%
Segment Revenue	$279,312	$257,151	$22,161	8.6%	8.3%	—%	8.3%
Segment Adjusted EBITDA	$126,576	$121,517	$5,059
Segment Adjusted EBITDA Margin	45.3%	47.3%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$246,925	$218,675	$28,250	12.9%	13.4%	8.1%	5.3%
Service	10,226	10,308	(82)	(0.8)%	(0.7)%	4.1%	(4.8)%
Segment Revenue	$257,151	$228,983	$28,168	12.3%	12.8%	8.0%	4.8%
Segment Adjusted EBITDA	$121,517	$99,575	$21,942
Segment Adjusted EBITDA Margin	47.3%	43.5%
3-YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:
•organic revenue growth from leases signed in prior periods and service revenue growth, partially offset by churn of 680 basis points;
•non-recurring revenue benefits in the prior year include a previously disclosed lease modification fee of $5.4 million, while non-recurring revenue benefits in the current year were $1.8 million; and
•a 200 basis point decrease in Adjusted EBITDA Margin reflecting headwinds from flow through of non-recurring revenue benefits described above and a $4.0 million prior year contractual settlement, partially offset by ongoing cost containment measures.

IRON MOUNTAIN 2020 FORM 10-K	46

Part II

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$116,613	$114,086	$2,527	2.2%	2.1%	(1.1)%	3.2%
Service	52,065	78,914	(26,849)	(34.0)%	(34.1)%	0.3%	(34.4)%
Segment Revenue	$168,678	$193,000	$(24,322)	(12.6)%	(12.7)%	(0.5)%	(12.2)%
Segment Adjusted EBITDA	$(224,924)	$(218,573)	$(6,351)
Segment Adjusted EBITDA as a Percentage of Consolidated Revenue	(5.4)%	(5.1)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2019	2018	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$114,086	$102,436	$11,650	11.4%	11.9%	8.7%	3.2%
Service	78,914	51,742	27,172	52.5%	55.0%	46.8%	8.2%
Segment Revenue	$193,000	$154,178	$38,822	25.2%	26.3%	21.4%	4.9%
Segment Adjusted EBITDA	$(218,573)	$(213,089)	$(5,484)
Segment Adjusted EBITDA as a Percentage of Consolidated Revenue	(5.1)%	(5.0)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 include the following:
•a decline in organic service revenue due to lower service activity levels in our Fine Arts business, primarily related to the COVID-19 pandemic; and
•a decrease in Adjusted EBITDA reflecting the impact of lower service activity in our Fine Arts business, increased information technology expenses and higher bonus compensation accruals, partially offset by benefits from Project Summit.

47	IRON MOUNTAIN 2020 FORM 10-K

Part II

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below) and proceeds from monetizing a small portion of our total industrial real estate assets in the future, as well as other potential financings (such as the issuance of debt or equity). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, Project Summit initiatives, potential and pending business acquisitions and normal business operation needs.
PROJECT SUMMIT
As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total Restructuring Charges of approximately $450.0 million. From the inception of Project Summit through December 31, 2020, we have incurred approximately $243.0 million of Restructuring Charges related to Project Summit, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees. From the inception of Project Summit through December 31, 2020, we have also incurred approximately $10.1 million of capital expenditures.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2020	2019	2018
Cash Flows from Operating Activities - Continuing Operations	$987,657	$966,655	$936,544
Cash Flows from Investing Activities - Continuing Operations	(85,440)	(735,946)	(2,230,128)
Cash Flows from Financing Activities - Continuing Operations	(886,699)	(198,973)	550,678
Cash and Cash Equivalents, including Restricted Cash, End of Year	205,063	193,555	165,485
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2020, net cash flows provided by operating activities increased by $21.0 million compared to the prior year period primarily due to an increase in cash provided by working capital of $125.6 million, primarily related to the timing of payments associated with certain accrued expenses offset by a decrease in net income (including non-cash charges and realized foreign exchange losses) of $104.6 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2020 are highlighted below:
•We paid cash for capital expenditures of $438.3 million. Additional details of our capital spending are included in the “Capital Expenditures” section below.
•We paid cash for acquisitions (net of cash acquired) of $118.6 million, primarily funded by borrowings under our Revolving Credit Facility.
•We received $564.7 million in proceeds from sales of property, plant and equipment, primarily related to proceeds from sale-leaseback transactions of facilities during the third quarter and fourth quarter of 2020 and proceeds received in connection with the Frankfurt JV Transaction during the fourth quarter of 2020.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities for the year ended December 31, 2020 included:
•Net proceeds of $2,376.0 million associated with the June 2020 Offerings (as defined below).
•Net proceeds of $1,089.0 million associated with the issuance of the 4 1/2% Notes (as defined below).
•Payments, including call premiums, of $2,942.6 million associated with the early redemption of the 4 3/8% Notes, the 6% Notes, the 5 3/4% Notes, the CAD Notes, the Euro Notes and the 5 3/8% Notes (each as defined below).
•Net payments of $664.9 million primarily associated with the repayments on our Revolving Credit Facility and Accounts Receivable Securitization Program (as defined below).
•Payment of dividends in the amount of $716.3 million on our common stock.

IRON MOUNTAIN 2020 FORM 10-K	48

Part II

CAPITAL EXPENDITURES
We present two categories of capital expenditures: (1) Growth Investment Capital Expenditures and (2) Recurring Capital Expenditures with the following sub-categories: (i) Data Center; (ii) Real Estate; (iii) Innovation and Other (for Growth Investment Capital Expenditures only); and (iv) Non-Real Estate (for Recurring Capital Expenditures only). During 2020, a portion of what was previously categorized as Non-Real Estate Growth Capital Expenditures was recategorized as Real Estate Growth Capital Expenditures and the remaining portion was recategorized as Recurring Capital Expenditures. In addition, capital expenditures associated with restructuring (including Project Summit) and integration of acquisitions, which was previously categorized as recurring capital expenditures, have been recategorized as Innovation and Other. We have reclassified the categorization of our prior year capital expenditures to conform with our current presentation.
GROWTH INVESTMENT CAPITAL EXPENDITURES:
•Data Center: Expenditures primarily related to investments in new construction of data center facilities (including the acquisition of land and development of facilities) or capacity expansion in existing buildings.
•Real Estate: Expenditures primarily related to investments in land, buildings, building improvements, leasehold improvements and racking structures to grow our revenues or achieve operational efficiencies.
•Innovation and Other: Discretionary capital expenditures for significant new products and services, restructuring (including Project Summit), and integration of acquisitions.
RECURRING CAPITAL EXPENDITURES:
•Real Estate: Expenditures primarily related to the replacement of components of real estate assets such as buildings, building improvements, leasehold improvements and racking structures.
•Non-Real Estate: Expenditures primarily related to the replacement of containers and shred bins, warehouse equipment, fixtures, computer hardware, or third-party or internally-developed software assets that support the maintenance of existing revenues or avoidance of an increase in costs.
•Data Center: Expenditures related to the upgrade or re-configuration of existing data center assets.
The following table presents our capital spend for 2020, 2019 and 2018 organized by the type of the spending as described above.

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2020	2019	2018
Growth Investment Capital Expenditures:
Data Center	$216,491	$401,902	$162,666
Real Estate	67,217	133,093	138,307
Innovation and Other	18,810	17,555	30,291
Total Growth Investment Capital Expenditures	302,518	552,550	331,264
Recurring Capital Expenditures:
Real Estate	51,009	55,444	73,146
Non-Real Estate	76,124	74,092	61,490
Data Center	15,959	8,589	9,051
Total Recurring Capital Expenditures	143,092	138,125	143,687
Total Capital Spend (on accrual basis)	445,610	690,675	474,951
Net increase (decrease) in prepaid capital expenditures	1,836	510	(1,844)
Net (increase) decrease in accrued capital expenditures	(9,183)	1,798	(13,045)
Total Capital Spend (on cash basis)	$438,263	$692,983	$460,062
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $550.0 million for the year ending December 31, 2021. Of this, we expect our capital expenditures for growth investment to be approximately $410.0 million, and our recurring capital expenditures to be approximately $140.0 million. Our capital expenditures for growth investment includes Global Data Center Business development spend of approximately $300.0 million.
DIVIDENDS
See Note 8 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

49	IRON MOUNTAIN 2020 FORM 10-K

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investments as of December 31, 2020 is related to cash and cash equivalents. See Note 2.f. to Notes to the Consolidated Financial Statements included in this Annual Report for information on our money market funds.
Long-term debt as of December 31, 2020 is as follows (in thousands):

	DECEMBER 31, 2020
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$—	$(8,620)	$(8,620)
Term Loan A	215,625	—	215,625
Term Loan B	679,621	(6,244)	673,377
Australian Dollar Term Loan (the "AUD Term Loan")	243,152	(1,624)	241,528
UK Bilateral Revolving Credit Facility	191,101	(1,307)	189,794
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	546,003	(4,983)	541,020
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(9,598)	990,402
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(8,561)	816,439
5% Senior Notes due 2028 (the "5% Notes")	500,000	(5,486)	494,514
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(12,658)	987,342
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(14,416)	1,285,584
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(12,648)	1,087,352
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(6,727)	593,273
Real Estate Mortgages, Financing Lease Liabilities and Other	511,922	(1,086)	510,836
Accounts Receivable Securitization Program	85,000	(152)	84,848
Total Long-term Debt	8,797,424	(94,110)	8,703,314
Less Current Portion	(193,759)	—	(193,759)
Long-term Debt, Net of Current Portion	$8,603,665	$(94,110)	$8,509,555
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750.0 million. Under the Credit Agreement, we have the option to request additional commitments of up to $1,260.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on June 4, 2023, at which point all obligations become due. The original principal amount of the Term Loan A was $250.0 million and is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on June 4, 2023.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and $215.6 million aggregate outstanding principal amount under the Term Loan A. At December 31, 2020, we had various outstanding letters of credit totaling $3.2 million under the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility as of December 31, 2020, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”), other adjustments as defined in the Credit Agreement and current external debt, was $1,746.8 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The average interest rate in effect for all outstanding borrowings under the Credit Agreement was 1.9% as of December 31, 2020.

IRON MOUNTAIN 2020 FORM 10-K	50

Part II

IMI’s wholly owned subsidiary, Iron Mountain Information Management, LLC (“IMIM”), has an incremental term loan B with a principal amount of $700.0 million (the “Term Loan B”). The Term Loan B, which matures on January 2, 2026, was issued at 99.75% of par. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.
Principal payments on the Term Loan B are to be paid in quarterly installments of $1.8 million per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. As of December 31, 2020, we had $679.6 million aggregate outstanding principal amount under the Term Loan B. The interest rate in effect under Term Loan B as of December 31, 2020 was 1.9%.
JUNE 2020 OFFERINGS
On June 22, 2020, IMI completed private offerings of (i) $500.0 million in aggregate principal amount of the 5% Notes, (ii) $1,300.0 million in aggregate principal amount of the 5 1/4% Notes due 2030 and (iii) $600.0 million in aggregate principal amount of the 5 5/8% Notes (collectively, the “June 2020 Offerings”). The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376.0 million from the June 2020 Offerings, after deducting the initial purchasers’ commissions, were used to redeem all of the 4 3/8% Senior Notes due 2021 (“the 4 3/8% Notes”), the 6% Senior Notes due 2023 (the “6% Notes”) and the 5 3/4% Senior Subordinated Notes due 2024 (the "5 3/4% Notes”) and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
On June 29, 2020, we redeemed all of the $500.0 million in aggregate principal outstanding of the 4 3/8% Notes at 100.000% of par and all of the $600.0 million in aggregate principal outstanding of the 6% Notes at 102.000% of par, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of approximately $17.0 million to Other expense (income), net during the second quarter of 2020 related to the early extinguishment of this debt, representing the call premium associated with the early redemption of the 6% Notes, as well as a write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes.
On July 2, 2020, we redeemed all of the $1,000.0 million in aggregate principal outstanding of the 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of approximately $15.3 million to Other expense (income), net during the third quarter of 2020 related to the early extinguishment of this debt, representing the call premium and write-off of unamortized deferred financing fees.
AUGUST 2020 OFFERING
On August 18, 2020, IMI completed a private offering of $1,100.0 million in aggregate principal amount of the 4 1/2% Notes. The 4 1/2% Notes were issued at 100.000% of par. The total net proceeds of approximately $1,089.0 million from the issuance of the 4 1/2% Notes, after deducting the initial purchasers’ commissions, were used to redeem all of the 5 3/8% CAD Senior Notes due 2023 (the “CAD Notes”), the 3% Euro Senior Notes due 2025 (the “Euro Notes”) and the 5 3/8% Senior Notes due 2026 (the “5 3/8% Notes”) and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
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
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

51	IRON MOUNTAIN 2020 FORM 10-K

Part II

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275.0 million to $300.0 million and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2020. As of December 31, 2020, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $274.1 million and $85.0 million, respectively. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% as of December 31, 2020. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
LETTERS OF CREDIT
As of December 31, 2020, we had outstanding letters of credit totaling $36.2 million, of which $3.2 million reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2021 and January 2033.
DEBT COVENANTS
The Credit Agreement (as defined in Note 6 to Notes of Consolidated Financial Statements included in this Annual Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) events that are extraordinary, unusual or non-recurring, such as the COVID-19 pandemic.
Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of December 31, 2020 are as follows:

	DECEMBER 31, 2020	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.3	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.9	Maximum allowable of 4.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.9	Maximum allowable of 7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.2	Minimum allowable of 2.0(1)
(1)The maximum allowable leverage ratio under our indentures for the GBP Notes due 2025, the 4 7/8% Notes due 2027, the 5 1/4% Notes due 2028 and the 4 7/8% Notes due 2029 is 7.0. As of December 31, 2020, we no longer have any indentures subject to a maximum leverage ratio of 6.5. The indentures for the 5% Notes, the 5 1/4% Notes due 2030, the 4 1/2% Notes and the 5 5/8% Notes do not include a maximum leverage ratio covenant; the indentures for these notes instead require us to maintain a minimum fixed charge coverage ratio of 2.0. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio or bond fixed charge coverage ratio exceeding or falling below the maximum or minimum permitted ratio under our indentures and still remain in compliance with the applicable covenant.
Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
___________________________________________________________________________________________________
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

IRON MOUNTAIN 2020 FORM 10-K	52

Part II

DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2020, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swap agreements expire in March 2022. The forward-starting interest rate swap agreements have $350.0 million in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements, we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on our derivative instruments.
EQUITY FINANCING
In 2017, we entered into a Distribution Agreement with the Agents pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the At The Market (ATM) Equity Program. Sales of our common stock made pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. We intend to use the net proceeds from sales of our common stock pursuant to the At The Market (ATM) Equity Program for general corporate purposes, which may include acquisitions and investments, including acquisitions and investments in our Global Data Center Business, and repaying amounts outstanding from time to time under the Revolving Credit Facility.
During the quarter and year ended December 31, 2020, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of December 31, 2020, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.

53	IRON MOUNTAIN 2020 FORM 10-K

Part II

ACQUISITIONS AND JOINT VENTURES
See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our 2020 acquisitions and joint ventures.
OSG ACQUISITION
On January 9, 2020, we completed the acquisition of OSG Records Management (Europe) Limited ("OSG" and such acquisition, the "OSG Acquisition") for cash consideration of approximately $95.5 million. The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our consolidated financial statements from the closing date of the OSG Acquisition.
GLENBEIGH ACQUISITION
On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29.1 million.
MAKESPACE JV CAPITAL CONTRIBUTION
In March 2019, we formed the MakeSpace JV with MakeSpace Labs, Inc. In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we agreed to contribute $36.0 million of the $45.0 million being raised in installments beginning in May 2020 through October 2021. We account for our investment in the MakeSpace JV as an equity method investment, and the carrying value is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet. At December 31, 2020, we owned approximately 39% of the outstanding equity in the MakeSpace JV and the carrying value of our investment in the MakeSpace JV at December 31, 2020 was approximately $16.9 million.
FORMATION OF FRANKFURT JOINT VENTURE
In October 2020, we formed a joint venture (the "Frankfurt JV") with AGC Equity Partners ("AGC") to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center currently under development in Frankfurt, Germany (the “Frankfurt JV Transaction”). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the "Frankfurt JV Investment"). The total cash consideration for the 80% equity interest sold to AGC was approximately $105.0 million. We received approximately $93.3 million (gross of certain transaction expenses) upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $11.7 million upon the completion of development of the data center, which we expect to occur in the second quarter of 2021. As a result of the Frankfurt JV Transaction, we recognized a gain of approximately $24.1 million, representing the excess of the fair value of the consideration received over the carrying value of the assets, which consisted primarily of land and land development assets which were previously included within our Global Data Center Business segment.
We account for our Frankfurt JV Investment as an equity method investment. At the closing date of the Frankfurt JV Transaction, the fair value of the Frankfurt JV Investment was approximately $23.3 million. The carrying value of our Frankfurt JV Investment at December 31, 2020 was $26.5 million, which is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.
NET OPERATING LOSSES
At December 31, 2020, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $92.1 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 43%.

IRON MOUNTAIN 2020 FORM 10-K	54

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2020 relate to cash and cash equivalents held in money market funds with four “Triple A” rated money market funds and time deposits with one global bank. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2020, our cash and cash equivalents balance, including restricted cash, was $205.1 million.
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
As of December 31, 2020, we had $1,108.1 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 3.1%, and $7,689.3 million of fixed rate debt outstanding. As of December 31, 2020, approximately 87% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2020 would have been reduced by approximately $13.8 million.
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2020.
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
We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in foreign currency exchange rates. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax considerations, among other factors. Another strategy we utilize is for IMI or IMIM, a wholly-owned subsidiary of IMI, to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Canada, Australia, Latin America and continental Europe. IM UK has financed a portion of its capital needs through the issuance in British pounds sterling of the GBP Notes due 2025. Our Australian business has financed a portion of its capital needs through direct borrowings in Australian dollars under the AUD Term Loan. This creates a tax efficient natural currency hedge.
Prior to their redemption in August 2020, we had designated a portion of our previously outstanding Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $17.0 million ($17.0 million net of tax) of foreign exchange losses related to the “marking-to-market” of such debt to currency translation adjustments which is a component of Accumulated other comprehensive items, net included in our Consolidated Balance Sheet for the year ended December 31, 2020. As of December 31, 2020, cumulative net gains of $3.3 million, net of tax are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

55	IRON MOUNTAIN 2020 FORM 10-K

Part II

We have entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. These cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. These cross-currency swaps are marked to market at the end of each reporting period and any changes in fair value are recorded as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, which are recorded as a component of Other within Other assets, net, while unrecognized losses are recognized as liabilities, which are recorded as a component of Other long-term liabilities in our Consolidated Balance Sheets.
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.
As of and during the year ending December 31, 2020, we had no outstanding forward contracts. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in Other expense (income), net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. Historically, we have not designated any of the forward contracts we have entered as hedges.
The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Items, net” component of equity. A 10% depreciation in year-end 2020 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $286.5 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

IRON MOUNTAIN 2020 FORM 10-K	56

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2020 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

57	IRON MOUNTAIN 2020 FORM 10-K

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.
BASIS FOR OPINION
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 24, 2021

IRON MOUNTAIN 2020 FORM 10-K	58

Part II

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Disclosure Pursuant to Section 13(r) of the Exchange Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, including specified activities or transactions relating to the Government of Iran (as defined in section 560.304 of title 31 of the Code of Federal Regulations) and to persons designated under Executive Order No. 13382 (70 Fed. Reg. 38567). As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (the “2020 Quarterly Reports”), during the first quarter of 2020, we determined that one of our non-U.S. subsidiaries provided limited hard copy record, electronic media (e.g., CD), box and container storage and handling services during such quarter, and in prior periods since the reporting requirement took effect, to at least one Government of Iran entity and one entity designated under Executive Order No. 13382 - both located outside of Iran. In each case, the customer relationship commenced at a time when U.S. sanctions law did not limit dealings with entities determined to be part of the Government of Iran or designated under Executive Order No. 13382 by non-U.S. entities owned or controlled by U.S. persons. Each relationship automatically continued from year to year without any affirmative step being taken by either party.
We also reported in the 2020 Quarterly Reports that we had notified the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) of these limited activities and initiated an internal investigation, and, during that investigation, we had identified two additional customer relationships between the subsidiary in question and entities designated under Executive Order No. 13382 and Executive Order No. 13224, neither of which was active and ongoing during the year ended December 31, 2020. We have been actively cooperating with OFAC in its review of this matter.
During the second quarter of 2020, the subsidiary in question notified both entities with active relationships identified during the first quarter of 2020 of its decision to terminate those relationships. Because we consider property held in storage for these two entities to be blocked property under regulations administered by OFAC, the subsidiary in question continues to hold the boxes and will do so in accordance with applicable rules and regulations. Following termination of the relationships, the subsidiary in question received cash of less than 2,000 British pounds sterling from one of the entities for services provided and invoiced prior to the termination. The subsidiary is treating this money as blocked property. The subsidiary has not engaged in any other activity with the entities during the period covered by this report. Consistent with the disclosure contained in the 2020 Quarterly Reports, we do not intend to continue any activity involving the entities in question.
The gross revenues attributable to the services provided to these entities while the entities were designated under Executive Order No. 13382 and Executive Order No. 13224 were less than 30,000 British pounds sterling in the aggregate. It is not possible to determine the exact amount of profits attributable to these services, but the net profits are less than the associated revenues.
Following the year ended December 31, 2020, we submitted a Final Notice of Voluntary Disclosure (“Final VSD”) with OFAC on January 14, 2021. The Final VSD included a detailed overview of our internal investigation and the remedial measures we have implemented or will be implementing to address the root causes of the potentially violative activity. The Final VSD findings showed that the potential violations were inadvertent. We will continue to cooperate fully with OFAC in its ongoing review of this matter.
We continue to enhance our internal processes and procedures designed to identify transactions associated with restricted parties, such as introducing a Global International Sanctions and Trade Law Policy and engaging a more comprehensive third-party screening provider. We are also supplementing our existing compliance training with the launch of global training on sanctions and restricted parties in the first quarter of 2021. We will continue to review and improve our programs and processes, as necessary or appropriate, to comply with all applicable sanctions laws and to comply with the disclosure requirements of Section 13(r) of the Exchange Act.

59	IRON MOUNTAIN 2020 FORM 10-K

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

61	IRON MOUNTAIN

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

63	IRON MOUNTAIN 2020 FORM 10-K

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

IRON MOUNTAIN 2020 FORM 10-K	64

Part IV

GOODWILL - GLOBAL DATA CENTER REPORTING UNIT - REFER TO NOTE 2.K. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Global Data Center reporting unit using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach”). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, discount rates and capital expenditures. The determination of the fair value using the Market Approach requires management to make significant assumptions related to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. The goodwill balance allocated to the Global Data Center reporting unit was $431 million as of October 1, 2020 (goodwill impairment testing date). The fair value of the Global Data Center reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
The Global Data Center reporting unit’s fair value exceeded its carrying value by less than 10%, accordingly, auditing the assumptions used in the goodwill impairment analysis for this reporting unit involved especially subjective judgment.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to future revenue growth rates, operating margins and capital expenditures (collectively, the “Forecast”), Adjusted EBITDA multiples and the selection of discount rates for the Global Data Center reporting unit included the following, among others:
•We tested the effectiveness of controls over the evaluation of goodwill for impairment, including those over the Forecast and the selection of the Adjusted EBITDA multiples and discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s Forecast by comparing it to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the Adjusted EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations and comparing the multiples selected by management to its guideline companies.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 24, 2021
We have served as the Company’s auditor since 2002.

65	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$205,063	$193,555
Accounts receivable (less allowances of $56,981 and $42,856 as of December 31, 2020 and 2019, respectively)	859,344	850,701
Prepaid expenses and other	205,380	192,083
Total Current Assets	1,269,787	1,236,339
Property, plant and equipment	8,246,337	8,048,906
Less—Accumulated depreciation	(3,743,894)	(3,425,869)
Property, Plant and Equipment, net	4,502,443	4,623,037
Other Assets, Net:
Goodwill	4,557,609	4,485,209
Customer relationships, customer inducements and data center lease-based intangibles	1,326,977	1,393,183
Operating lease right-of-use assets	2,196,502	1,869,101
Other	295,949	209,947
Total Other Assets, Net	8,377,037	7,957,440
Total Assets	$14,149,267	$13,816,816
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$193,759	$389,013
Accounts payable	359,863	324,708
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,146,288	961,752
Deferred revenue	295,785	274,036
Total Current Liabilities	1,995,695	1,949,509
Long-term Debt, net of current portion	8,509,555	8,275,566
Long-term Operating Lease Liabilities, net of current portion	2,044,598	1,728,686
Other Long-term Liabilities	204,508	143,018
Deferred Income Taxes	198,377	188,128
Commitments and Contingencies
Redeemable Noncontrolling Interests	59,805	67,682
Equity:
Iron Mountain Incorporated Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 288,273,049 shares and 287,299,645 shares as of December 31, 2020 and 2019, respectively)	2,883	2,873
Additional paid-in capital	4,340,078	4,298,566
(Distributions in excess of earnings) Earnings in excess of distributions	(2,950,339)	(2,574,896)
Accumulated other comprehensive items, net	(255,893)	(262,581)
Total Iron Mountain Incorporated Stockholders’ Equity	1,136,729	1,463,962
Noncontrolling Interests	—	265
Total Equity	1,136,729	1,464,227
Total Liabilities and Equity	$14,149,267	$13,816,816
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2020 FORM 10-K	66

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Revenues:
Storage rental	$2,754,091	$2,681,087	$2,622,455
Service	1,393,179	1,581,497	1,603,306
Total Revenues	4,147,270	4,262,584	4,225,761
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,757,342	1,833,315	1,793,954
Selling, general and administrative	949,215	991,664	1,006,983
Depreciation and amortization	652,069	658,201	639,514
Significant Acquisition Costs	—	13,293	50,665
Restructuring Charges	194,396	48,597	—
Intangible impairments	23,000	—	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(363,537)	(63,824)	(73,622)
Total Operating Expenses	3,212,485	3,481,246	3,417,494
Operating Income (Loss)	934,785	781,338	808,267
Interest Expense, Net (includes Interest Income of $8,312, $6,559 and $6,553 in 2020, 2019 and 2018, respectively)	418,535	419,298	409,648
Other Expense (Income), Net	143,545	33,898	(11,692)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	372,705	328,142	410,311
Provision (Benefit) for Income Taxes	29,609	59,931	42,753
Income (Loss) from Continuing Operations	343,096	268,211	367,558
Income (Loss) from Discontinued Operations, Net of Tax	—	104	(12,427)
Net Income (Loss)	343,096	268,315	355,131
Less: Net Income (Loss) Attributable to Noncontrolling Interests	403	938	1,198
Net Income (Loss) Attributable to Iron Mountain Incorporated	$342,693	$267,377	$353,933
Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.19	$0.93	$1.28
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.19	$0.93	$1.24
Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.19	$0.93	$1.28
Total (Loss) Income from Discontinued Operations, Net of Tax	$—	$—	$(0.04)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.19	$0.93	$1.23
Weighted Average Common Shares Outstanding—Basic	288,183	286,971	285,913
Weighted Average Common Shares Outstanding—Diluted	288,643	287,687	286,653
The accompanying notes are an integral part of these consolidated financial statements.

67	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net Income (Loss)	$343,096	$268,315	$355,131
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	45,779	11,994	(164,107)
Change in Fair Value of Derivative Instruments	(39,947)	(8,783)	(973)
Total Other Comprehensive Income (Loss)	5,832	3,211	(165,080)
Comprehensive Income (Loss)	348,928	271,526	190,051
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(453)	1,066	(2,207)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$349,381	$270,460	$192,258
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2020 FORM 10-K	68

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	EARNINGS IN EXCESS OF DISTRIBUTIONS (DISTRIBUTIONS IN EXCESS OF EARNINGS)	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2017	$2,285,134	283,110,183	$2,831	$4,164,562	$(1,779,674)	$(103,989)	$1,404	$91,418
Cumulative-effect adjustment for adoption of ASU 2014-09	(30,233)	—	—	—	(30,233)	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	30,020	762,340	8	30,012	—	—	—	—
Issuance of shares in connection with the Over-Allotment Option, net of underwriting discounts and offering expenses	76,192	2,175,000	22	76,170	—	—	—	—
Issuance of shares through the At The Market (ATM) Equity Program, net of underwriting discounts and offering expenses	8,716	273,486	2	8,714	—	—	—	—
Changes in equity related redeemable noncontrolling interests	(16,110)	—	—	(16,110)	—	—	—	(16,151)
Parent cash dividends declared	(683,519)	—	—	—	(683,519)	—	—	—
Foreign currency translation adjustment	(160,548)	—	—	—	—	(160,702)	154	(3,559)
Change in fair value of derivative instruments	(973)	—	—	—	—	(973)	—	—
Net income (loss)	353,784	—	—	—	353,933	—	(149)	1,347
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,523)
Balance, December 31, 2018	1,862,463	286,321,009	2,863	4,263,348	(2,139,493)	(265,664)	1,409	70,532
Cumulative-effect adjustment for adoption of ASU 2016-02	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	36,682	978,636	10	36,672	—	—	—	—
Changes in equity related redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	(3,136)
Parent cash dividends declared	(708,561)	—	—	—	(708,561)	—	—	—
Foreign currency translation adjustment	11,866	—	—	—	—	11,866	—	128
Change in fair value of derivative instruments	(8,783)	—	—	—	—	(8,783)	—	—
Net income (loss)	266,233	—	—	—	267,377	—	(1,144)	2,082
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,924)
Balance, December 31, 2019	1,464,227	287,299,645	2,873	4,298,566	(2,574,896)	(262,581)	265	67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	37,995	973,404	10	37,985	—	—	—	—
Changes in equity related redeemable noncontrolling interests	3,527	—	—	3,527	—	—	—	(4,924)
Parent cash dividends declared	(718,136)	—	—	—	(718,136)	—	—	—
Foreign currency translation adjustment	46,748	—	—	—	—	46,635	113	(969)
Change in fair value of derivative instruments	(39,947)	—	—	—	—	(39,947)	—	—
Net income (loss)	342,315	—	—	—	342,693	—	(378)	781
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,765)
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$—	$59,805
The accompanying notes are an integral part of these consolidated financial statements.

69	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$343,096	$268,315	$355,131
(Income) loss from discontinued operations	—	(104)	12,427
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	447,562	456,323	452,740
Amortization (includes amortization of deferred financing costs and discounts of $17,376, $16,740 and $15,675 in 2020, 2019 and 2018, respectively)	221,883	218,618	202,449
Intangible impairments	23,000	—	—
Revenue reduction associated with amortization of permanent withdrawal fees and data center above- and below-market leases	9,878	13,703	16,281
Stock-based compensation expense	37,674	35,654	31,167
(Benefit) provision for deferred income taxes	(12,986)	(624)	(4,239)
Loss on early extinguishment of debt	68,300	—	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(363,537)	(63,824)	(74,134)
Foreign currency transactions and other, net	78,437	29,838	(16,395)
(Increase) decrease in assets	(15,443)	5,404	(36,054)
Increase (decrease) in liabilities	149,793	3,352	(2,829)
Cash Flows from Operating Activities-Continuing Operations	987,657	966,655	936,544
Cash Flows from Operating Activities-Discontinued Operations	—	—	(995)
Cash Flows from Operating Activities	987,657	966,655	935,549
Cash Flows from Investing Activities:
Capital expenditures	(438,263)	(692,983)	(460,062)
Cash paid for acquisitions, net of cash acquired	(118,581)	(58,237)	(1,758,557)
Acquisition of customer relationships	(4,346)	(46,105)	(63,577)
Customer inducements	(10,644)	(9,371)	(8,902)
Contract fulfillment costs and third party commissions	(60,020)	(76,171)	(26,208)
Net proceeds from divestments	—	—	1,019
Investments in Joint Ventures and other investments	(18,250)	(19,222)	—
Proceeds from sales of property and equipment and other, net (including real estate)	564,664	166,143	86,159
Cash Flows from Investing Activities-Continuing Operations	(85,440)	(735,946)	(2,230,128)
Cash Flows from Investing Activities-Discontinued Operations	—	5,061	8,250
Cash Flows from Investing Activities	(85,440)	(730,885)	(2,221,878)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	(8,604,394)	(14,535,115)	(14,192,139)
Proceeds from revolving credit facilities, term loan facilities and other debt	7,939,458	14,059,818	15,351,614
Early redemption of senior subordinated and senior notes, including call premiums	(2,942,554)	—	—
Net proceeds from sales of senior notes	3,465,000	987,500	—
Debt repayment and equity distribution to noncontrolling interests	(2,765)	(1,924)	(2,523)
Parent cash dividends	(716,290)	(704,526)	(673,635)
Net proceeds associated with the Equity Offering, including Over-Allotment Option	—	—	76,192
Net proceeds associated with the At The Market (ATM) Program	—	—	8,716
Net proceeds (payments) associated with employee stock-based awards	321	1,027	(1,142)
Payment of debt financing and stock issuance costs and other	(25,475)	(5,753)	(16,405)
Cash Flows from Financing Activities-Continuing Operations	(886,699)	(198,973)	550,678
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	(886,699)	(198,973)	550,678
Effect of Exchange Rates on Cash and Cash Equivalents	(4,010)	(8,727)	(24,563)
Increase (decrease) in Cash and Cash Equivalents	11,508	28,070	(760,214)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Year	193,555	165,485	925,699
Cash and Cash Equivalents, including Restricted Cash, End of Year	$205,063	$193,555	$165,485
Supplemental Information:
Cash Paid for Interest	$390,332	$394,984	$388,440
Cash Paid for Income Taxes, Net	$43,468	$61,691	$64,493
Non-Cash Investing and Financing Activities:
Financing Leases	$55,782	$32,742	$83,948
Accrued Capital Expenditures	$91,528	$82,345	$84,143
Accrued Purchase Price and Other Holdbacks	$—	$4,135	$35,218
Dividends Payable	$187,867	$186,021	$181,986
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2020 FORM 10-K	70

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(In thousands, except share and per share data)
1. NATURE OF BUSINESS
The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation (“IMI”), and its subsidiaries (“we” or “us”). We help organizations around the world protect their information, reduce storage costs, comply with regulations, facilitate corporate disaster recovery, and better use their information and information technology (“IT”) infrastructure for business advantages, regardless of its format, location or life cycle stage. We do this by storing physical records and data backup media, offering information management solutions, and providing data center space for enterprise-class colocation and opportunistic hyperscale deployments. We offer comprehensive records and information management services and data management services, along with the expertise and experience to address complex storage and information management challenges such as rising storage rental costs, legal and regulatory compliance, and disaster recovery requirements. We provide secure and reliable data center facilities to protect digital information and ensure the continued operation of our customers’ IT infrastructure, with reliable and flexible deployment options.
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. This resulted in U.S. federal, state and local and foreign governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings and stay-at-home orders and advisories. In response, we temporarily closed certain of our offices and facilities across the world and implemented certain travel restrictions for our employees. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. Currently, certain of the restrictions have been lifted; however, other restrictions still remain and the broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows, including impacts to the estimates we use in the preparation of our financial statements, remain uncertain and difficult to predict as information continues to evolve, and the severity and duration of the pandemic remains unknown, as is our visibility of its effect on the markets we serve and our customers within those markets.
In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). See Note 2.k. and Note 12.
On January 10, 2018, we completed the acquisition of IO Data Centers, LLC (“IODC”). See Note 3.
We have been organized and have operated as a real estate investment trust for United States federal income tax purposes (“REIT”) beginning with our taxable year ended December 31, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. PRINCIPLES OF CONSOLIDATION
The accompanying financial statements reflect our financial position, results of operations, comprehensive income (loss), equity and cash flows on a consolidated basis. All intercompany transactions and account balances have been eliminated.
B. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.
C. FOREIGN CURRENCY
Local currencies are the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the United States dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. See Note 2.q.

71	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
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
E. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT MEMO RESERVES
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure credit losses on most financial assets. The standard eliminates the probable initial recognition of estimated losses and provides a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments.
On January 1, 2020 we adopted ASU 2016-13 on a modified retrospective basis for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not result in a material impact on our consolidated financial statements. Under ASU 2016-13, we calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to considering our past loss experience, current and prior trends in our aged receivables and credit memo activity. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters and any impacts associated with the COVID-19 pandemic. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident. Our highly diverse global customer base, with no single customer accounting for more than 1% of revenue during the years ended December 31, 2020, 2019 and 2018, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally, no later than one year past due.
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
Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2020	$42,856	$55,118	$34,411	$(75,404)	$56,981
2019	43,584	51,846	19,389	(71,963)	42,856
2018	46,648	36,329	18,625	(58,018)	43,584
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN 2020 FORM 10-K	72

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2020 and 2019 related to cash and cash equivalents. At December 31, 2020, we had money market funds with four “Triple A” rated money market funds and time deposits with one global bank. At December 31, 2019, we had money market funds with seven “Triple A” rated money market funds. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.o.
G. PREPAID EXPENSES AND ACCRUED EXPENSES
There are no prepaid expenses with items greater than 5% of total current assets as of December 31, 2020 and 2019.
Accrued expenses, with items greater than 5% of total current liabilities are shown separately, and consist of the following:

	DECEMBER 31,
DESCRIPTION	2020	2019
Interest	$131,448	$97,987
Sales tax and VAT payable	131,780	115,352
Dividends	187,867	186,021
Operating lease liabilities	250,239	223,249
Other	444,954	339,143
Accrued expenses	$1,146,288	$961,752
H. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5

73	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property, plant and equipment (including financing leases in the respective category), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2020	2019
Land	$354,395	$448,566
Buildings and building improvements	3,040,253	3,029,309
Leasehold improvements	969,273	852,022
Racking	2,083,199	2,040,832
Warehouse equipment/vehicles	499,787	483,218
Furniture and fixtures	52,978	54,275
Computer hardware and software	746,993	689,261
Construction in progress	499,459	451,423
Property, plant and equipment	$8,246,337	$8,048,906
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2020, 2019 and 2018, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Capitalized interest	$14,321	$15,980	$3,732
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
During the years ended December 31, 2020, 2019 and 2018, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Capitalized costs associated with the development of internal use computer software projects	$38,329	$34,650	$29,407
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2020 and 2019 were $34,537 and $30,831, respectively.

IRON MOUNTAIN 2020 FORM 10-K	74

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
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
We account for all leases, both operating and financing, in accordance with ASU No. 2016-02 Leases (Topic 842), as amended ("ASU 2016-02") which we adopted on January 1, 2019 on a modified retrospective basis. We also adopted an accounting policy which provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheets after the adoption of ASU 2016-02. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in our Consolidated Statements of Operations on a straight-line basis over the lease term.
The lease right-of-use assets and related lease liabilities are classified as either operating or financing. Lease right-of-use assets are calculated as the net present value of future payments plus any capitalized initial direct costs less any tenant improvements or lease incentives. Lease liabilities are calculated as the net present value of future payments. In calculating the present value of the lease payments, we utilize the rate stated in the lease (in the limited circumstances when such rate is explicitly stated) or, if no rate is explicitly stated, we utilize a rate that reflects our securitized incremental borrowing rate by geography for the lease term. We account for nonlease components (which include common area maintenance, taxes, and insurance) with the related lease component. Any variable nonlease components are not included within the lease right-of-use asset and lease liability on our Consolidated Balance Sheets, and instead, are reflected as an expense in the period incurred.
At January 1, 2019, we recognized the cumulative effect of initially applying ASU 2016-02 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in an increase of approximately $5,800 to stockholders’ equity due to certain build to suit leases that were accounted for as financing leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”) but are accounted for as operating leases under ASU 2016-02.
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2020 and 2019 are as follows:

	DECEMBER 31,
DESCRIPTION	2020	2019
Assets:
Operating lease right-of-use assets(1)	$2,196,502	$1,869,101
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	310,534	327,215
Liabilities:
Current
Operating lease liabilities	$250,239	$223,249
Financing lease liabilities(3)	43,149	46,582
Long-term
Operating lease liabilities	2,044,598	1,728,686
Financing lease liabilities(3)	323,162	320,600
(1)At December 31, 2020 and 2019, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2020, these assets are comprised of approximately 72% real estate related assets and 28% non-real estate related assets. At December 31, 2019, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.

75	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The components of the lease expense for the years ended December 31, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2020	2019
Operating lease cost(1)	$499,464	$459,619
Financing lease cost:
Depreciation of financing lease right-of-use assets	$51,629	$59,258
Interest expense for financing lease liabilities	19,942	21,031
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $111,501 and $105,922 for the years ended December 31, 2020 and 2019, respectively.
Weighted average remaining lease terms and discount rates as of December 31, 2020 and 2019 are as follows:

	DECEMBER 31, 2020		DECEMBER 31, 2019
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	11.1 years	11.5 years	11.0 years	11.6 years
Discount Rate	6.9%	5.9%	7.1%	5.7%
The estimated minimum future lease payments as of December 31, 2020, are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2021	$380,607	$(6,208)	$62,669
2022	362,970	(5,752)	54,499
2023	334,893	(5,222)	45,557
2024	307,039	(3,771)	38,051
2025	281,487	(1,661)	32,261
Thereafter	1,687,706	(6,229)	268,542
Total minimum lease payments	3,354,702	$(28,843)	501,579
Less amounts representing interest or imputed interest	(1,059,865)		(135,268)
Present value of lease obligations	$2,294,837		$366,311
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
At December 31, 2020, we had seven leases which we have signed but which have not yet commenced and are not included in our lease obligation table above. The total undiscounted minimum lease payments for these leases are approximately $236,200 and have lease terms that range from 10 to 25 years. Each of these leases is expected to commence during 2021, with the exception of one lease where the lease commencement date will be driven by the completion of the building construction, which is expected to occur by the end of 2021 or in early 2022.

IRON MOUNTAIN 2020 FORM 10-K	76

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2020	2019
Operating cash flows used in operating leases	$360,088	$338,059
Operating cash flows used in financing leases (interest)	19,942	21,031
Financing cash flows used in financing leases	47,829	58,033
NON-CASH ITEMS:
Operating lease modifications and reassessments	$143,382	$108,023
New operating leases (including acquisitions and sale-leaseback transactions)	370,011	170,464
J. LONG-LIVED ASSETS
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

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Consolidated gain on disposal/write-down of property, plant and equipment, net	$363,537	$63,824	$73,622
The gains primarily consisted of:
•Gains associated with sale-leaseback transactions of approximately $342,100, of which (i) approximately $265,600 relates to the sale-leaseback transactions of 14 facilities in the United States during the fourth quarter of 2020 and (ii) approximately $76,400 relates to the sale-leaseback transactions of two facilities in the United States during the third quarter of 2020, each as part of our program to monetize a small portion of our industrial real estate assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.i.
•Gains of approximately $24,100 associated with the Frankfurt JV Transaction (as defined in Note 3)

•Gains associated with sale and sale-leaseback transactions of approximately $67,800 in the United States
•The sale of certain land and buildings of approximately $36,000 in the United Kingdom
Partially offset by losses from:
•The impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud ("Iron Cloud") portfolio and loss on the subsequent sale of certain IT infrastructure assets and rights to certain hardware and maintenance contracts used to deliver these Iron Cloud offerings of approximately $25,000.
•The write-down of certain property, plant and equipment of approximately $15,700 in the United States.

•Gain on sale of real estate of approximately $63,800 in the United Kingdom
•Gains associated with the involuntary conversion of assets included in a facility that we own in Argentina partially destroyed in a fire in 2014, of approximately $8,800 during the fourth quarter of 2018

77	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2020, 2019 and 2018. We concluded that as of October 1, 2020, 2019 and 2018, goodwill was not impaired. During the first quarter of 2020, as discussed in greater detail below, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. We concluded that the fair value of our Fine Arts reporting unit was less than its carrying value, and, therefore, we recorded a $23,000 impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020.
The following is a discussion regarding (i) the reporting units at which level we tested goodwill for impairment as of October 1, 2019, (ii) changes to the composition of our reporting units between October 1, 2019 and December 31, 2019, (iii) interim goodwill impairment review for our Fine Arts reporting unit during the first quarter of 2020 and (iv) the reporting units at which level we tested goodwill for impairment as of October 1, 2020 and the composition of these reporting units at December 31, 2020 (including the amount of goodwill associated with each reporting unit). When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based upon their relative fair values.
GOODWILL IMPAIRMENT ANALYSIS - 2019
I. REPORTING UNITS AS OF OCTOBER 1, 2019
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2019 were as follows:

•North American Records and Information Management •North American Data Management •Fine Arts •Entertainment Services	•Western Europe •Northern/Eastern Europe and Middle East and India (“NEE and MEI”) •Latin America	•Australia, New Zealand and South Africa (“ANZ SA”) •Asia •Global Data Center

We concluded that the goodwill associated with each of our reporting units was not impaired as of such date.
II. CHANGES TO COMPOSITION OF REPORTING UNITS BETWEEN OCTOBER 1, 2019 AND DECEMBER 31, 2019
During the fourth quarter of 2019, as a result of the realignment of our global managerial structure and changes to our internal financial reporting associated with Project Summit, we reassessed the composition of our reportable operating segments (see Note 10 for a description and definitions of our reporting operating segments) as well as our reporting units.

We noted the following changes to our reporting units:
•our former North American Records and Information Management (excluding our technology escrow services business) and North American Data Management reporting units are now being managed as our “North America RIM” reporting unit;
•our former Western Europe and NEE and MEI reporting units (excluding India) and our business in Africa, which was previously managed as a component of our former ANZ SA reporting unit, is now being managed together as our “Europe RIM” reporting unit;
•our business in India, which was previously managed as a component of our former NEE and MEI reporting unit, is now being managed in conjunction with our businesses in Asia as our “Asia RIM” reporting unit;
•our former ANZ SA reporting unit will no longer include South Africa and will be referred to as our “Australia and New Zealand RIM” (“ANZ RIM”) reporting unit; and
•our technology escrow services business is now being managed separately as our “Technology Escrow Services” reporting unit.

IRON MOUNTAIN 2020 FORM 10-K	78

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
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
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2019
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2019 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2019
Global RIM (as defined in Note 10) Business	North America RIM	$2,715,550
	Europe RIM	572,482
	Latin America RIM	140,897
	ANZ RIM	274,913
	Asia RIM	239,059
Global Data Center Business	Global Data Center	424,568
Corporate and Other Business	Fine Arts	37,533
	Entertainment Services	34,102
	Technology Escrow Services	46,105
Total		$4,485,209
GOODWILL IMPAIRMENT ANALYSIS - 2020
I. INTERIM GOODWILL IMPAIRMENT REVIEW - FINE ARTS
During the first quarter of 2020, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. The primary factor contributing to our conclusion was the expected impact of the COVID-19 pandemic to this particular business and its customers and revenue sources, which caused us to believe it was more likely than not that the carrying value of our Fine Arts reporting unit exceeded its fair value. During the first quarter of 2020, we performed an interim goodwill impairment test for our Fine Arts reporting unit utilizing a discounted cash flow model, with updated assumptions on future revenues, operating expenditures and capital expenditures. We concluded that the fair value of our Fine Arts reporting unit was less than its carrying value, and, therefore, we recorded a $23,000 impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020. Factors that may impact these assumptions include, but are not limited to: (i) our ability to maintain, or grow, storage and retail service revenues in this reporting unit in line with current expectations and (ii) our ability to manage our fixed and variable costs in this reporting unit in line with potential future revenue declines.
II. REPORTING UNITS AS OF OCTOBER 1, 2020
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2020 were as follows:

•North America RIM •Europe RIM •Latin America RIM	•ANZ RIM •Asia RIM •Global Data Center	•Fine Arts •Entertainment Services •Technology Escrow Services

We concluded that the goodwill associated with each of our reporting units was not impaired as of such date. There were no changes to the composition of our reporting units between October 1, 2020 and December 31, 2020.

79	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2020
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2020 is as follows:

SEGMENT	REPORTING UNIT	CARRYING VALUE AS OF DECEMBER 31, 2020
Global RIM Business	North America RIM	$2,719,182
	Europe RIM	641,621
	Latin America RIM	117,834
	ANZ RIM	301,251
	Asia RIM	244,294
Global Data Center Business	Global Data Center	436,987
Corporate and Other Business	Fine Arts	15,176
	Entertainment Services	35,159
	Technology Escrow Services	46,105
Total		$4,557,609
Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach”).

The Discounted Cash Flow Model incorporates significant assumptions including future revenue growth rates, operating margins, discount rates and capital expenditures.	The Market Approach requires us to make assumptions related to Adjusted EBITDA (as defined in Note 10) multiples.

Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2020 and 2019 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2018	$3,899,210	$425,956	$115,864	$4,441,030
Tax deductible goodwill acquired during the year	16,450	—	—	16,450
Non-tax deductible goodwill acquired during the year	11,228	—	1,904	13,132
Fair value and other adjustments	4,439	258	(417)	4,280
Currency effects	11,574	(1,646)	389	10,317
Goodwill balance, net of accumulated amortization, as of December 31, 2019	3,942,901	424,568	117,740	4,485,209
Non-tax deductible goodwill acquired during the year	54,258	—	—	54,258
Goodwill impairment	—	—	(23,000)	(23,000)
Fair value and other adjustments	(3,815)	—	403	(3,412)
Currency effects	30,838	12,419	1,297	44,554
Goodwill balance, net of accumulated amortization, as of December 31, 2020	$4,024,182	$436,987	$96,440	$4,557,609
Accumulated Goodwill Impairment Balance as of December 31, 2019	$132,409	$—	$3,011	$135,420
Accumulated Goodwill Impairment Balance as of December 31, 2020	$132,409	$—	$26,011	$158,420

IRON MOUNTAIN 2020 FORM 10-K	80

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. FINITE-LIVED INTANGIBLE ASSETS AND LIABILITIES
I. CUSTOMER RELATIONSHIP INTANGIBLE ASSETS
Customer relationship intangible assets, which are acquired through either business combinations or acquisitions of customer relationships, are amortized over periods ranging from 10 to 30 years. Customer relationship intangible assets are recorded based upon estimates of their fair value.
II. CUSTOMER INDUCEMENTS
Payments that are made to a customer’s current records management vendor in order to terminate the customer’s existing contract with that vendor (“Permanent Withdrawal Fees”), or direct payments to a customer for which no distinct benefit is received in return, are collectively referred to as "Customer Inducements". Customer Inducements are treated as a reduction of the transaction price over periods ranging from one to 10 years and are included in storage and service revenue in the accompanying Consolidated Statements of Operations. If the customer terminates its relationship with us, the unamortized carrying value of the Customer Inducement intangible asset is charged to revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized Customer Inducement intangible asset.
III. DATA CENTER INTANGIBLE ASSETS AND LIABILITIES
Finite-lived intangible assets associated with our Global Data Center Business consist of the following:
DATA CENTER IN-PLACE LEASE INTANGIBLE ASSETS AND DATA CENTER TENANT RELATIONSHIP INTANGIBLE ASSETS
Data Center In-Place Lease Intangible Assets (“Data Center In-Place Leases”) and Data Center Tenant Relationship Intangible Assets (“Data Center Tenant Relationships”) reflect the value associated with acquiring a data center operation with active tenants as of the date of acquisition. The value of Data Center In-Place Leases is determined based upon an estimate of the economic costs (such as lost revenues, tenant improvement costs, commissions, legal expenses and other costs to acquire new data center leases) avoided by acquiring a data center operation with active tenants that would have otherwise been incurred if the data center operation was purchased vacant. Data Center In-Place Leases are amortized over the weighted average remaining term of the acquired data center leases. The value of Data Center Tenant Relationships is determined based upon an estimate of the economic costs avoided upon lease renewal of the acquired tenants, based upon expectations of lease renewal. Data Center Tenant Relationships are amortized over the weighted average remaining anticipated life of the relationship with the acquired tenant.
DATA CENTER ABOVE-MARKET AND BELOW-MARKET IN-PLACE LEASE INTANGIBLE ASSETS
We record Data Center Above-Market In-Place Lease Intangible Assets (“Data Center Above-Market Leases”) and Data Center Below-Market In-Place Lease Intangible Assets (“Data Center Below-Market Leases”) at the net present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rates for each corresponding in-place lease. Data Center Above-Market Leases and Data Center Below-Market Leases are amortized over the remaining non-cancellable term of the acquired in-place lease to storage revenue.

81	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2020 and 2019, respectively, are as follows:

	DECEMBER 31, 2020			DECEMBER 31, 2019
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer relationship intangible assets(1)	$1,852,700	$(668,547)	$1,184,153	$1,751,848	$(544,721)	$1,207,127
Customer inducements(1)	49,098	(26,923)	22,175	52,718	(29,397)	23,321
Data center lease-based intangible assets(1)(2)	269,988	(149,339)	120,649	265,945	(103,210)	162,735
Third-party commissions asset(3)	34,317	(8,761)	25,556	31,708	(4,134)	27,574
Liabilities:
Data center below-market leases(4)	$12,854	$(5,943)	$6,911	$12,750	$(3,937)	$8,813
(1)Included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.
(2)Data center lease-based intangible assets includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.
(3)Included in Other (within Other Assets, Net) in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.
(4)Included in Other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2020, 2019 and 2018 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Amortization expense included in depreciation and amortization associated with:
Customer relationship intangible assets	$117,514	$117,972	$113,782
Data center in-place leases and tenant relationships	42,637	46,696	43,061
Third-party commissions asset and other finite-lived intangible assets	7,004	7,957	5,713
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$9,878	$13,703	$16,281
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Fulfillment Costs, as defined and disclosed in Note 2.r.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2021	$168,756	$7,603
2022	139,983	5,010
2023	135,262	3,084
2024	130,298	1,453
2025	127,771	508
Thereafter	625,052	842

IRON MOUNTAIN 2020 FORM 10-K	82

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
M. DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to Other expense (income), net. See Note 6.
N. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States and our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. As of December 31, 2020 and 2019, none of our derivative instruments contained credit-risk related contingent features. See Note 5.

83	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
O. FAIR VALUE MEASUREMENTS
Entities are permitted under GAAP to elect to measure certain financial instruments and certain other items at either fair value or cost. We have elected the cost measurement option in all circumstances where we had an option.
Our financial assets or liabilities that are carried at fair value are required to be measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 and 2019, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$62,657	$—		$62,657		$—
Time Deposits(1)	2,121	—		2,121		—
Trading Securities	10,892	10,636	(2)	256	(3)	—
Derivative Liabilities(4)	49,703	—		49,703		—

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2019	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$13,653	$—		$13,653		$—
Trading Securities	10,732	10,168	(2)	564	(3)	—
Derivative Liabilities(4)	9,756	—		9,756		—
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, including forward-starting interest rate swap agreements, to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness and (ii) cross-currency swap agreements to hedge the variability of exchange rates impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 5 for additional information on our derivative financial instruments.

IRON MOUNTAIN 2020 FORM 10-K	84

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2020, 2019, and 2018, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.k.); (ii) the assets and liabilities acquired through acquisitions (as disclosed in Note 3); (iii) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.p.); and (iv) our initial investments in the Frankfurt JV, the MakeSpace JV and OSG (each as defined in Note 3), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 6. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2020 and 2019.
P. REDEEMABLE NONCONTROLLING INTERESTS
Certain unaffiliated third parties own noncontrolling interests in certain of our foreign consolidated subsidiaries. The underlying agreements between us and our noncontrolling interest shareholders for these subsidiaries contain provisions under which the noncontrolling interest shareholders can require us to purchase their respective interests in such subsidiaries at certain times and at a purchase price as stipulated in the underlying agreements (generally at fair value). These put options make these noncontrolling interests redeemable and, therefore, these noncontrolling interests are classified as temporary equity outside of stockholders’ equity. Redeemable noncontrolling interests are reported at the higher of their redemption value or the noncontrolling interest holders’ proportionate share of the underlying subsidiaries net carrying value. Increases or decreases in the redemption value of the noncontrolling interest are offset against Additional Paid-in Capital.
In 2018, one of our noncontrolling interest shareholders exercised its option to put its ownership interest back to us. Upon the exercise of the put option, this noncontrolling interest became mandatorily redeemable by us, and, therefore, is accounted for as a liability rather than a component of redeemable noncontrolling interests. Subject to agreement on final settlement terms and conditions, we and this noncontrolling interest shareholder have agreed in principle on the put option price for the noncontrolling interest shares. We are in dispute with this noncontrolling interest shareholder with respect to whether interest from the date of the put and certain other costs should be reimbursable to the noncontrolling interest shareholder. We intend to vigorously defend that interest and certain other reimbursable costs are not owed to the noncontrolling interest shareholder. We have recorded our estimate of the fair value of these noncontrolling interest shares as a component of Accrued expenses on our Consolidated Balance Sheets as of December 31, 2020 and 2019. It is possible that the value ultimately agreed upon with the noncontrolling interest shareholder could differ from our current estimate of the fair value. Subsequent to these noncontrolling interest shares becoming mandatorily redeemable, any increase or decrease in the fair value of such noncontrolling interest is included as a component of Other expense (income), net on our Consolidated Statements of Operations.

85	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Q. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the years ended December 31, 2020, 2019 and 2018 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2017	$(103,989)	$—	$(103,989)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(160,702)	—	(160,702)
Change in fair value of derivative instruments	—	(973)	(973)
Total other comprehensive (loss) income	(160,702)	(973)	(161,675)
Balance as of December 31, 2018	(264,691)	(973)	(265,664)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	11,866	—	11,866
Change in fair value of derivative instruments	—	(8,783)	(8,783)
Total other comprehensive income (loss)	11,866	(8,783)	3,083
Balance as of December 31, 2019	(252,825)	(9,756)	(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	46,635	—	46,635
Change in fair value of derivative instruments	—	(39,947)	(39,947)
Total other comprehensive income (loss)	46,635	(39,947)	6,688
Balance as of December 31, 2020	$(206,190)	$(49,703)	$(255,893)

IRON MOUNTAIN 2020 FORM 10-K	86

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
R. REVENUES
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent removal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; and (3) digital solutions including scanning, imaging and document conversion services of active and inactive records, and consulting services.
We account for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Customers are generally billed monthly based on contractually agreed-upon terms, and storage rental and service revenues are recognized in the month the respective storage rental or service is provided, in line with the transfer of control to the customer. When storage rental fees or services are billed in advance, amounts related to future storage rental or prepaid service contracts are accounted for as deferred revenue and recognized upon the transfer of control to the customer, generally ratably over the contract term. Customer contracts generally include promises to provide monthly recurring storage and related services that are essentially the same over time and have the same pattern of transfer of control to the customer; therefore, most performance obligations represent a promise to deliver a series of distinct services over time (as determined for purposes of ASU 2014-09, a “series”). For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice” and we apply the “right to invoice” practical expedient to all revenues, with the exception of storage revenues in our Global Data Center Business (which are subject to leasing guidance). Additionally, each purchasing decision is fully in the control of the customer and; therefore, consideration beyond the current reporting period is variable and allocated to the specific period to which the consideration relates, which is consistent with the practical expedient.
Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. Storage rental revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term in accordance with ASU 2016-02. The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). The following describes each of these Contract Fulfillment Costs recognized under ASU 2014-09:
INTAKE COSTS (AND ASSOCIATED DEFERRED REVENUE)
The costs of the initial intake of customer records into physical storage (“Intake Costs”) are deferred and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. In instances where such Intake Costs are billed to the customer, the associated revenue is deferred and recognized over the same three-year period.
COMMISSIONS
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

87	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Contract Fulfillment Costs, which are included as a component of Other within Other Assets, Net, as of December 31, 2020 and 2019 are as follows:

	DECEMBER 31, 2020			DECEMBER 31, 2019
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRY ING AMOUNT
Intake Costs asset	$63,721	$(33,352)	$30,369	$41,224	$(23,579)	$17,645
Commissions asset	91,069	(38,787)	52,282	68,008	(27,178)	40,830
Amortization expense associated with the Intake Costs and Commissions assets for the years ended December 31, 2020, 2019 and 2018 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2020	2019	2018
Intake Costs asset	$13,300	$10,144	$10,380
Commissions asset	24,052	19,109	13,838
Estimated amortization expense for Contract Fulfillment Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2021	$38,954
2022	24,861
2023	18,836
Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2020	2019
Deferred revenue - Current	Deferred revenue	$295,785	$274,036
Deferred revenue - Long-term	Other Long-term Liabilities	35,612	36,029
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Prior to January 1, 2019, our data center revenue contracts were accounted for in accordance with ASC 840. Beginning on January 1, 2019, our data center revenue contracts are accounted for in accordance with ASU 2016-02. ASU 2016-02 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our Global Data Center Business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component, if accounted for separately, would be classified as an operating lease. The single combined component is accounted for under ASU 2016-02 if the lease component is the predominant component and is accounted for under ASU 2014-09 if the nonlease components are the predominant components. We have elected to take this practical expedient.

IRON MOUNTAIN 2020 FORM 10-K	88

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the years ended December 31, 2020, 2019 and 2018 are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Storage rental revenue(1)	$263,695	$246,925	$218,675
(1)Revenue associated with power and connectivity included within storage rental revenue was $47,451, $43,269 and $38,749 for the years ended December 31, 2020, 2019 and 2018, respectively.
The revenue related to the service component of our Global Data Center Business remains unchanged from the adoption of ASU 2016-02 and is recognized in the period the related services are provided. Our accounting treatment for data center revenue was not significantly impacted by the adoption of ASU 2016-02.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
2021	$225,554
2022	183,027
2023	142,787
2024	111,106
2025	77,308
S. STOCK-BASED COMPENSATION
We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock units (“RSUs”), performance units (“PUs”) and shares of stock issued under our employee stock purchase plan (“ESPP”) (together, "Employee Stock-Based Awards”).
For our Employee Stock-Based Awards made on or after February 20, 2019, we have included the following retirement provision:
•Upon an employee’s retirement on or after attaining age 58, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with the company totals at least 70, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards which include the 2019 Retirement Criteria subsequent to their retirement, provided that, for awards granted in the year of retirement, their retirement occurs on or after July 1 (the “2019 Retirement Criteria”).
•Accordingly, (i) grants of Employee Stock-Based Awards to an employee who has met the 2019 Retirement Criteria on or before the date of grant, or will meet the Retirement Criteria before July 1 of the year of the grant, will be expensed between the date of grant and July 1 of the grant year and (ii) grants of Employee Stock-Based Awards to employees who will meet the 2019 Retirement Criteria during the award’s normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the 2019 Retirement Criteria.
•Stock options and RSUs granted to recipients who meet the 2019 Retirement Criteria will continue vesting on the original vesting schedule. If an employee retires and has met the 2019 Retirement Criteria, stock options will remain exercisable for up to three years or the original expiration date of the stock options, if earlier. PUs granted to recipients who meet the 2019 Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.

89	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Stock-based compensation expense	$37,674	$35,654	$31,167
Stock-based compensation expense, after tax	36,584	33,103	28,998
The substantial majority of stock-based compensation expense for Employee Stock-Based Awards is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
STOCK OPTIONS
Options are generally granted with exercise prices equal to the market price of the stock on the date of grant; however, in certain instances, options are granted at prices greater than the market price of the stock on the date of grant. The substantial majority of options we issue become exercisable ratably over a period three years from the date of grant and have a contractual life of 10 years from the date of grant, unless the holder’s employment is terminated sooner. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting.
The substantial majority of the stock options outstanding at December 31, 2020 are based on the three-year vesting period (10 year contractual life) described above.
Our equity compensation plans generally provide that, upon a vesting change in control (as defined in each plan), any unvested options and other awards granted thereunder shall vest immediately if an employee is terminated as a result of the change in control or terminates their own employment for good reason (as defined in each plan). On January 20, 2015, our stockholders approved the adoption of the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan, as amended (the "2014 Plan”). Under the 2014 Plan, the total amount of shares of common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 12,750,000. The 2014 Plan permits us to continue to grant awards through May 24, 2027.
A total of 48,253,839 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the ESPP, at December 31, 2020 was 2,818,706.
The weighted average fair value of stock options granted in 2020, 2019 and 2018 was $2.35, $3.58 and $3.50 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the years ended December 31, 2020, 2019 and 2018 are as follows:

	YEAR ENDED DECEMBER 31,
WEIGHTED AVERAGE ASSUMPTIONS	2020	2019	2018
Expected volatility(1)	25.4%	24.3%	25.4%
Risk-free interest rate(2)	1.45%	2.47%	2.65%
Expected dividend yield(3)	7%	7%	7%
Expected life(4)	10.0 years	5.0 years	5.0 years
(1)Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option.
(2)Risk-free interest rate is based on the United States Treasury interest rates whose term is consistent with the expected life (estimated period of time outstanding) of the stock options.
(3)Expected dividend yield is considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock.
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.

IRON MOUNTAIN 2020 FORM 10-K	90

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A summary of stock option activity for the year ended December 31, 2020 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2019	4,835,721	$35.64
Granted	589,993	33.32
Exercised	(204,540)	24.38
Forfeited	(151,230)	35.36
Expired	(337,425)	35.82
Outstanding at December 31, 2020	4,732,519	$35.83	6.27	$469
Options exercisable at December 31, 2020	3,439,748	$36.40	5.46	$469
Options expected to vest	1,266,640	$34.28	8.41	$—
RESTRICTED STOCK UNITS
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
The fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018, are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Fair value of RSUs vested	$26,492	$21,191	$20,454
A summary of RSU activity for the year ended December 31, 2020 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2019	1,203,599	$34.71
Granted	1,078,124	31.68
Vested	(792,083)	33.45
Forfeited	(195,634)	34.28
Non-vested at December 31, 2020	1,294,006	$33.02
PERFORMANCE UNITS
The PUs we issue vest based on our performance against predefined operational and share based targets. PUs granted in 2018 vest based on targets for revenue, Adjusted EBITDA, and total return on our common stock in relation to the MSCI United States REIT Index ("TSR Target") and the number of PUs earned may range from 0% to 200% of the initial award. For awards granted in 2019 and thereafter, the vesting is subject to a minimum level of return on invested capital (“ROIC”) in the third year of the performance period, and thereafter the number of PUs earned is based on (i) the revenue performance for each year averaged at the end of the three-year performance period, (ii) the revenue exit rate of new products in the last quarter of the three-year performance period and (iii) a TSR Target. With respect to the PUs granted in 2019 and thereafter, the number of PUs earned may range from 0% to 219% of the initial award.

91	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. As detailed above, PUs granted:
•On or after February 20, 2019, are subject to the 2019 Retirement Criteria. PUs granted to recipients who meet the 2019 Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.
•Prior to February 20, 2019, employees who terminate their employment during the three-year performance period and on or after attaining age 55 and completing 10 years of qualifying service are eligible for pro-rated vesting, subject to the actual achievement against the predefined targets or a market condition as discussed above, based on the number of full years of service completed following the grant date (but delivery of the shares remains deferred).
As a result, PUs are generally expensed over the three-year performance period.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
During the years ended December 31, 2020, 2019 and 2018, we issued 425,777, 380,856 and 353,507 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period. As of December 31, 2020, we expected 100%, 100% and 0% achievement of the predefined targets associated with the awards of PUs made in 2020, 2019 and 2018, respectively.
The fair value of earned PUs that vested during the years ended December 31, 2020, 2019 and 2018, is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Fair value of earned PUs that vested	$11,812	$6,503	$3,117
A summary of PU activity for the year ended December 31, 2020 is as follows:

	ORIGINAL PU AWARDS	PU ADJUSTMENT(1)	TOTAL PU AWARDS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2019	1,113,691	(314,798)	798,893	$36.56
Granted	425,777	—	425,777	34.85
Vested	(316,730)	—	(316,730)	37.29
Forfeited/Performance or Market Conditions Not Achieved	(149,529)	(4,710)	(154,239)	28.28
Non-vested at December 31, 2020	1,073,209	(319,508)	753,701	$36.98
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

IRON MOUNTAIN 2020 FORM 10-K	92

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. For the years ended December 31, 2020, 2019 and 2018, there were 159,853, 129,505 and 119,123 shares, respectively, purchased under the ESPP. As of December 31, 2020, we have 216,287 shares available under the ESPP.
________________________________________________________
As of December 31, 2020, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $39,056 and is expected to be recognized over a weighted-average period of 1.7 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
T. OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Foreign currency transaction losses (gains), net(1)	$29,830	$24,852	$(15,567)
Debt extinguishment expense	68,300	—	—
Other, net(2)	45,415	9,046	3,875
Other Expense (Income), Net	$143,545	$33,898	$(11,692)
(1)The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined in Note 6), (ii) our previously outstanding Euro Notes (as defined in Note 6), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 5).
(2)Other, net for the year ended December 31, 2020 consists primarily of changes in the estimated value of our mandatorily redeemable noncontrolling interests as well as losses on our equity method investments.
U. INCOME TAXES
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

93	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
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
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2020, 2019 and 2018 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Income (loss) from continuing operations	$343,096	$268,211	$367,558
Less: Net income (loss) attributable to noncontrolling interests	403	938	1,198
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	342,693	267,273	366,360
Income (loss) from discontinued operations, net of tax	—	104	(12,427)
Net income (loss) attributable to Iron Mountain Incorporated	$342,693	$267,377	$353,933
Weighted-average shares—basic	288,183,000	286,971,000	285,913,000
Effect of dilutive potential stock options	24,903	145,509	234,558
Effect of dilutive potential RSUs and PUs	435,287	570,435	505,030
Weighted-average shares—diluted	288,643,190	287,686,944	286,652,588
Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.19	$0.93	$1.28
(Loss) income from discontinued operations, net of tax	—	—	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.19	$0.93	$1.24
Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.19	$0.93	$1.28
(Loss) income from discontinued operations, net of tax	—	—	(0.04)
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.19	$0.93	$1.23
Antidilutive stock options, RSUs and PUs, excluded from the calculation	5,663,981	4,475,745	3,258,078
(1)Columns may not foot due to rounding.
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

IRON MOUNTAIN 2020 FORM 10-K	94

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER AS YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by ASU 2020-04 beginning March 12, 2020 through December 31, 2022. We are currently evaluating these amendments as they relate to our contracts, hedging relationships and other transactions that reference LIBOR, as well as the impact of ASU 2020-04 on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for us on January 1, 2021. We do not expect that ASU 2019-12 will have a material impact on our consolidated financial statements.
3. ACQUISITIONS AND JOINT VENTURES
ACQUISITIONS
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.
A. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2020
Prior to January 9, 2020, we owned a 25% equity interest in OSG Records Management (Europe) Limited ("OSG"). On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition; as a result, we recorded a gain of approximately $10,000 during the first quarter of 2020, which is included as a component of Other expense (income), net on our Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.
On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29,100.
B. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2019
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

95	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
3. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
C. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2018
ACQUISITION OF IO DATA CENTERS
On January 10, 2018, we completed the acquisition of the United States operations of IODC, a leading data center colocation space and solutions provider based in Phoenix, Arizona, including the land and buildings associated with four data centers in Phoenix and Scottsdale, Arizona; Edison, New Jersey; and Columbus, Ohio (the “IODC Transaction”). At the closing of the IODC Transaction, we paid approximately $1,347,000. In February 2019, we paid approximately $31,000 in additional purchase price associated with the execution of customer contracts from the closing through the one-year anniversary of the IODC Transaction, which, net of amortization, is reported as a third-party commissions asset as a component of Other within Other assets, net in our Consolidated Balance Sheets at December 31, 2020 and 2019.
OTHER 2018 NOTEWORTHY ACQUISITIONS
On May 25, 2018, in order to further expand our data center operations in Europe, we acquired EvoSwitch Netherlands B.V. and EvoSwitch Global Services B.V., a data center colocation space and solutions provider with a data center in Amsterdam (the “EvoSwitch Transaction”), for (i) cash consideration of 189,000 Euros (or approximately $222,000, based upon the exchange rate between the Euro and the United States dollar on the closing date of the EvoSwitch Transaction) and (ii) $25,000 of additional consideration in the form of future services we will provide to the seller, which is included in purchase price holdbacks and other in the allocation of the purchase price paid table below.
On March 8, 2018, in order to expand our data center operations into Europe and Asia, we acquired the operations of two data centers in London and Singapore from Credit Suisse International and Credit Suisse AG (together, “Credit Suisse”) for a total of (i) 34,600 British pounds sterling and (ii) 81,000 Singapore dollars (or collectively, approximately $111,400, based upon the exchange rates between the United States dollar and the British pound sterling and Singapore dollar on the closing date of the Credit Suisse transaction) (the “Credit Suisse Transaction”). As part of the Credit Suisse Transaction, Credit Suisse entered into a long-term lease with us to maintain existing data center operations.
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

IRON MOUNTAIN 2020 FORM 10-K	96

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
3. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
D. PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions in each respective year is as follows:

	2020	2019	2018
	TOTAL	TOTAL	IODC TRANSACTION	OTHER FISCAL YEAR 2018 ACQUISITIONS	TOTAL
Cash Paid (gross of cash acquired)(1)	$124,614	$53,230	$1,347,046	$432,078	$1,779,124
Purchase Price Holdbacks and Other(2)	—	4,135	—	35,218	35,218
Fair Value of Investments Applied to Acquisitions	27,276	—	—	—	—
Total Consideration	151,890	57,365	1,347,046	467,296	1,814,342
Fair Value of Identifiable Assets Acquired:
Cash	6,545	2,260	34,307	10,227	44,534
Accounts Receivable, Prepaid Expenses and Other Assets	16,559	3,102	7,070	17,662	24,732
Property, Plant and Equipment(3)	52,021	5,396	863,027	225,848	1,088,875
Customer Relationship Intangible Assets(4)	79,065	22,071	—	44,622	44,622
Operating Lease Right-of-Use Assets	100,040	16,956	—	—	—
Data Center In-Place Leases(5)	—	—	104,340	36,130	140,470
Data Center Tenant Relationships(6)	—	—	77,362	18,410	95,772
Data Center Above-Market Leases(7)	—	—	16,439	2,381	18,820
Debt Assumed	(27,363)	—	—	(12,312)	(12,312)
Accounts Payable, Accrued Expenses and Other Liabilities	(19,564)	(3,233)	(36,230)	(17,206)	(53,436)
Operating Lease Liabilities	(100,040)	(16,956)	—	—	—
Deferred Income Taxes	(9,631)	(1,813)	—	(43,218)	(43,218)
Data Center Below-Market Leases(7)	—	—	(11,421)	(694)	(12,115)
Total Fair Value of Identifiable Net Assets Acquired	97,632	27,783	1,054,894	281,850	1,336,744
Goodwill Initially Recorded(8)	$54,258	$29,582	$292,152	$185,446	$477,598
(1)Cash paid for acquisitions, net of cash acquired in our Consolidated Statement of Cash Flows includes contingent and other payments of $512, $7,267 and $23,967 for the years ended December 31, 2020, 2019 and 2018, respectively, related to acquisitions made in the years prior to 2020, 2019 and 2018, respectively.
(2)Purchase price holdbacks and other includes $18,824 purchase price accrued for the EvoSwitch Transaction in 2018.
(3)Consists primarily of buildings, building improvements, leasehold improvements, data center infrastructure, racking structures, warehouse equipment and computer hardware and software.
(4)The weighted average lives of Customer Relationship Intangible Assets associated with acquisitions in 2020, 2019 and 2018 was 14 years, 16 years and 10 years, respectively.
(5)The weighted average lives of Data Center In-Place Leases associated with acquisitions in 2018 was six years.
(6)The weighted average lives of Data Center Tenant Relationships associated with acquisitions in 2018 was nine years.
(7)The weighted average lives of Data Center Above-Market Leases associated with acquisitions in 2018 was three years and the weighted average lives of data center below-market leases associated with acquisitions in 2018 was seven years.
(8)The goodwill associated with acquisitions, including IODC, is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of our business and the acquired businesses.

97	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
3. ACQUISITIONS AND JOINT VENTURES (CONTINUED)
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates.
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2020 and year ended December 31, 2020 were not material to our results from operations.
JOINT VENTURES
A. FRANKFURT DATA CENTER JOINT VENTURE
In October 2020, we formed a joint venture (the “Frankfurt JV”) with AGC Equity Partners (“AGC”) to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center currently under development in Frankfurt, Germany (the “Frankfurt JV Transaction”). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the "Frankfurt JV Investment"). The total cash consideration for the 80% equity interest sold to AGC was approximately $105,000. We received approximately $93,300 (gross of certain transaction expenses) upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $11,700 upon the completion of development of the data center, which we expect to occur in the second quarter of 2021. In connection with the Frankfurt JV Transaction, we also entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV.
As a result of the Frankfurt JV Transaction, we recognized a gain of approximately $24,100, representing the excess of the fair value of the consideration received over the carrying value of the assets, which consisted primarily of land and land development assets which were previously included within our Global Data Center Business segment.
We account for our Frankfurt JV Investment as an equity method investment. At the closing date of the Frankfurt JV Transaction, the fair value of the Frankfurt JV Investment was approximately $23,300. The carrying value of our Frankfurt JV Investment at December 31, 2020 was $26,500, which is presented as a component of Other within Other assets, net in our Consolidated Balance Sheet.
B. MAKESPACE JOINT VENTURE
In March 2019, we formed a joint venture entity (the “MakeSpace JV”) with MakeSpace Labs, Inc., a consumer storage provider (“MakeSpace”). In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we agreed to contribute $36,000 of the $45,000 being raised in installments beginning in May 2020 through October 2021. We account for our investment in the MakeSpace JV as an equity method investment. At December 31, 2020 and 2019, we owned approximately 39% and 34%, respectively, of the outstanding equity in the MakeSpace JV, and the carrying value of our investment in the MakeSpace JV at December 31, 2020 and 2019 was $16,924 and $18,570, respectively, which is presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. See Note 4 for additional detail on the divestment of our consumer storage business that was completed in conjunction with the formation of the MakeSpace JV.

IRON MOUNTAIN 2020 FORM 10-K	98

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
4. DIVESTMENTS
In March 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the “IM Consumer Storage Assets”) and approximately $20,000 in cash (gross of certain transaction expenses) (the “Cash Contribution”) to the MakeSpace JV (the "Consumer Storage Transaction"), established by us and MakeSpace. Upon the closing of the Consumer Storage Transaction on March 19, 2019, the MakeSpace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by MakeSpace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an initial equity interest of approximately 34% in the MakeSpace JV (the "MakeSpace Investment"). In connection with the Consumer Storage Transaction and the investment in the MakeSpace JV, we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (see Note 11).
We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Consolidated Statements of Operations for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction and for the year ended December 31, 2018 and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction and for the year ended December 31, 2018.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other expense (income), net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges), (ii) cross-currency swap agreements (which are designated as net investment hedges) and (iii) foreign exchange currency forward contracts (which are not designated as hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2020 and 2019, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness once our current interest rate swap agreements expire in March 2022. The forward-starting interest rate swap agreements have $350,000 in notional value, commence in March 2022 and expire in March 2024. Under the swap agreements, we will receive variable rate interest payments based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
We have designated these interest rate swap agreements, including the forward-starting interest rate swap agreements, as cash flow hedges. Unrealized gains are recognized as assets, while unrealized losses are recognized as liabilities.

99	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023 (“August 2023 Cross Currency Swap Agreements”).
In September 2020, we entered into cross-currency swap agreements to hedge the variability of exchange rates impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $359,200 at an interest rate of 4.5% for approximately 300,000 Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026 (“February 2026 Cross Currency Swap Agreements”).
We have designated these cross-currency swap agreements as hedge of net investments against certain of our Euro denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities.
FOREIGN EXCHANGE CURRENCY FORWARD CONTRACTS NOT DESIGNATED AS HEDGING INSTRUMENTS
On occasion, we enter into forward contracts to hedge our exposures associated with certain foreign currencies. We have not designated any of these forward contracts as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2020 and 2019, we had no outstanding forward contracts.
(Liabilities) assets recognized in our Consolidated Balance Sheets as of December 31, 2020 and 2019 by derivative instrument are as follows:

DERIVATIVE INSTRUMENT(1)	DECEMBER 31, 2020	DECEMBER 31, 2019
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$(21,062)	$(8,774)
Net Investment Hedges(3)
August 2023 Cross Currency Swap Agreements	(8,229)	(982)
February 2026 Cross Currency Swap Agreements	(20,412)	—
(1)Our derivative assets are included as a component of Other within Other assets, net and our derivative liabilities are included as a component of Other long-term liabilities in our Consolidated Balance Sheets.
(2)As of December 31, 2020, cumulative net losses of $21,062 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of December 31, 2020, cumulative net losses of $28,641 are recorded within Accumulated other comprehensive items, net associated with these cross currency swap agreements.

IRON MOUNTAIN 2020 FORM 10-K	100

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Losses (gains) recognized during the years ending December 31, 2020, 2019 and 2018, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENT	2020	2019	2018
Derivative Instruments Designated as Hedging Instruments(1)
Cash Flow Hedges
Interest Rate Swap Agreements	$12,288	$7,801	$973
Net Investment Hedges
August 2023 Cross Currency Swap Agreements	7,247	982	—
February 2026 Cross Currency Swap Agreements	20,412	—	—
Derivative Instruments Not Designated as Hedging Instruments(2)
Foreign Exchange Currency Forward Contracts	—	737	4,954
(1)These amounts are recognized as unrealized losses (gains), a component of Accumulated other comprehensive items, net.
(2)These amounts are recognized as foreign exchange losses (gains), a component of Other expense (income), net. Net cash payments (receipts) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2020, 2019 and 2018 are $0, $737 and $5,797, respectively.
EURO NOTES DESIGNATED AS A HEDGE OF NET INVESTMENT
Prior to their redemption in August 2020, we designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. From January 1, 2020 through the date of redemption and for the years ended December 31, 2019 and 2018 we designated, on average, 300,000, 284,986 and 224,424 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange losses (gains) related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Foreign exchange losses (gains) associated with net investment hedge	$17,005	$6,003	$11,070
As of December 31, 2020, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

101	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2020				DECEMBER 31, 2019
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$—	$(8,620)	$(8,620)	$—	$348,808	$(12,053)	$336,755	$348,808
Term Loan A(1)	215,625	—	215,625	215,625	228,125	—	228,125	228,125
Term Loan B(1)(2)	679,621	(6,244)	673,377	680,750	686,395	(7,493)	678,902	686,890
Australian Dollar Term Loan (the “AUD Term Loan”)(3)(4)	243,152	(1,624)	241,528	244,014	226,924	(2,313)	224,611	228,156
UK Bilateral Revolving Credit Facility(4)	191,101	(1,307)	189,794	191,101	184,601	(1,801)	182,800	184,601
4 3/8% Senior Notes due 2021 (the “4 3/8% Notes”)(5)(6)(7)	—	—	—	—	500,000	(2,436)	497,564	503,450
6% Senior Notes due 2023 (the “6% Notes”)(5)(6)	—	—	—	—	600,000	(4,027)	595,973	613,500
5 3/8% CAD Senior Notes due 2023 (the “CAD Notes”)(5)(7)(8)	—	—	—	—	192,058	(2,071)	189,987	199,380
5 3/4% Senior Subordinated Notes due 2024 (the “5 3/4% Notes”)(5)(6)	—	—	—	—	1,000,000	(6,409)	993,591	1,010,625
3% Euro Senior Notes due 2025 (the “Euro Notes”)(5)(6)(7)	—	—	—	—	336,468	(3,462)	333,006	345,660
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes “)(5)(7)(9)	546,003	(4,983)	541,020	553,101	527,432	(5,809)	521,623	539,892
5 3/8% Senior Notes due 2026 (the “5 3/8% Notes”)(5)(7)(10)	—	—	—	—	250,000	(2,756)	247,244	261,641
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(5)(6)(7)	1,000,000	(9,598)	990,402	1,046,250	1,000,000	(11,020)	988,980	1,029,475
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(5)(6)(7)	825,000	(8,561)	816,439	868,313	825,000	(9,742)	815,258	859,598
5% Senior Notes due 2028 (the “5% Notes”)(5)(6)(7)	500,000	(5,486)	494,514	523,125	—	—	—	—
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(5)(6)(7)	1,000,000	(12,658)	987,342	1,050,000	1,000,000	(14,104)	985,896	1,015,640
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030”)(5)(6)(7)	1,300,000	(14,416)	1,285,584	1,400,750	—	—	—	—
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(5)(6)(7)	1,100,000	(12,648)	1,087,352	1,138,500	—	—	—	—
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(5)(6)(7)	600,000	(6,727)	593,273	660,000	—	—	—	—
Real Estate Mortgages, Financing Lease Liabilities and Other(11)	511,922	(1,086)	510,836	511,922	573,671	(1,388)	572,283	623,671
Accounts Receivable Securitization Program(12)	85,000	(152)	84,848	85,000	272,062	(81)	271,981	272,062
Total Long-term Debt	8,797,424	(94,110)	8,703,314		8,751,544	(86,965)	8,664,579
Less Current Portion	(193,759)	—	(193,759)		(389,013)	—	(389,013)
Long-term Debt, Net of Current Portion	$8,603,665	$(94,110)	$8,509,555		$8,362,531	$(86,965)	$8,275,566

IRON MOUNTAIN 2020 FORM 10-K	102

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
(1)The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (“Canada Company”) has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.o.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2020 and 2019.
(2)The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $1,129 and $1,355 as of December 31, 2020 and 2019, respectively.
(3)The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $862 and $1,232 as of December 31, 2020 and 2019, respectively.
(4)The fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(5)The fair values (Level 1 of fair value hierarchy described at Note 2.o.) of these debt instruments are based on quoted market prices for these notes on December 31, 2020 and 2019, respectively.
(6)Collectively, the “Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI’s direct and indirect 100% owned United States subsidiaries that represent the substantial majority of our United States operations (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent Notes.
(7)Collectively, the “Unregistered Notes". The Unregistered Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any other jurisdiction. Unless they are registered, the Unregistered Notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction.
(8)Canada Company was the direct obligor on the CAD Notes, which were fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees were joint and several obligations of IMI and the Guarantors.
(9)Iron Mountain (UK) PLC (“IM UK”) is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.
(10)Iron Mountain US Holdings, Inc., one of the Guarantors, was the direct obligor on the 5 3/8% Notes, which were fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees were joint and several obligations of IMI and such Guarantors.
(11)We believe the fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt approximates its carrying value. This debt includes the following:

	DECEMBER 31, 2020	DECEMBER 31, 2019
Real estate mortgages(i)	$71,673	$77,036
Financing lease liabilities(ii)	366,311	367,182
Other notes and other obligations(iii)	73,938	129,453
	$511,922	$573,671
(i)Bear interest at approximately 3.3% and 3.9% at December 31, 2020 and 2019, respectively, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2020 and 2019.
(ii)Bear a weighted average interest rate of 5.9% and 5.7% at December 31, 2020 and 2019, respectively.
(iii)These notes and other obligations, which were assumed by us as a result of certain acquisitions bear a weighted average interest rate of 10.7% and 10.8% at December 31, 2020 and 2019, respectively.
(12)The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt approximates its carrying value.

103	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. Under the Credit Agreement, we have the option to request additional commitments of up to $1,260,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on June 4, 2023, at which point all obligations become due. The original principal amount of the Term Loan A was $250,000 and is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on June 4, 2023.
On December 20, 2019, we entered into an amendment to the Credit Agreement. This amendment amended the definition of EBITDA and certain other definitions and restrictive covenants contained in the Credit Agreement.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and $215,625 aggregate outstanding principal amount under the Term Loan A. At December 31, 2020, we had various outstanding letters of credit totaling $3,232 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2020, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”), other adjustments as defined in the Credit Agreement and current external debt, was $1,746,768 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The average interest rate in effect for all outstanding borrowings under the Credit Agreement was 1.9% and 3.3% as of December 31, 2020 and 2019, respectively. The average interest rate in effect under the Revolving Credit Facility was 3.2% as of December 31, 2019, and the interest rate in effect under the Term Loan A as of December 31, 2020 and 2019 was 1.9% and 3.5%, respectively.
IMI’s wholly owned subsidiary, Iron Mountain Information Management, LLC (“IMIM”), has an incremental term loan B with a principal amount of $700,000 (the “Term Loan B”). The Term Loan B, which matures on January 2, 2026, was issued at 99.75% of par. The Term Loan B holders benefit from the same security and guarantees as other borrowings under the Credit Agreement. The Term Loan B holders also benefit from the same affirmative and negative covenants as other borrowings under the Credit Agreement; however, the Term Loan B holders are not generally entitled to the benefits of the financial covenants under the Credit Agreement.
Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. As of December 31, 2020, we had $679,621 aggregate outstanding principal amount under the Term Loan B. The interest rate in effect under Term Loan B as of December 31, 2020 and 2019 was 1.9% and 3.6%, respectively.

REVOLVING CREDIT FACILITY $1,750,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $0	Aggregate outstanding principal amount $215,625	Aggregate outstanding principal amount $679,621

N/A Interest rate	1.9% Interest rate	1.9% Interest rate
As of December 31, 2020	As of December 31, 2020	As of December 31, 2020

IRON MOUNTAIN 2020 FORM 10-K	104

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
B. NOTES ISSUED UNDER INDENTURES
Each series of notes shown below (i) is effectively subordinated to all of our secured indebtedness, including under the Credit Agreement, to the extent of the value of the collateral securing such indebtedness, (ii) ranks pari passu in right of payment with each other and with debt outstanding under the Credit Agreement, the senior notes shown below and other “senior debt” we incur from time to time, and (iii) is structurally subordinated to all liabilities of our subsidiaries that do not guarantee such series of notes.
The key terms of our indentures are as follows:

SENIOR NOTES	AGGREGATE PRINCIPAL AMOUNT	DIRECT OBLIGOR	MATURITY DATE	CONTRACTUAL INTEREST RATE	INTEREST PAYMENTS DUE	PAR CALL DATE(1)
GBP Notes	£400,000	IM UK	November 15, 2025	3 7/8%	May 15 and November 15	November 15, 2022
4 7/8% Notes due 2027	$1,000,000	IMI	September 15, 2027	4 7/8%	March 15 and September 15	September 15, 2025
5 1/4% Notes due 2028	$825,000	IMI	March 15, 2028	5 1/4%	March 15 and September 15	March 15, 2025
5% Notes	$500,000	IMI	July 15, 2028	5%	January 15 and July 15	July 15, 2025
4 7/8% Notes due 2029	$1,000,000	IMI	September 15, 2029	4 7/8%	March 15 and September 15	September 15, 2027
5 1/4% Notes due 2030	$1,300,000	IMI	July 15, 2030	5 1/4%	January 15 and July 15	July 15, 2028
4 1/2% Notes	$1,100,000	IMI	February 15, 2031	4 1/2%	February 15 and August 15	February 15, 2029
5 5/8% Notes	$600,000	IMI	July 15, 2032	5 5/8%	January 15 and July 15	July 15, 2029
(1)We may redeem the notes at any time, at our option, in whole or in part. Prior to the par call date, we may redeem the notes at the redemption price or make-whole premium specified in the applicable indenture, together with accrued and unpaid interest to, but excluding, the redemption date. On or after the par call date, we may redeem the notes at a price equal to 100% of the principal amount being redeemed, together with accrued and unpaid interest to, but excluding, the redemption date.
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
JUNE 2020 OFFERINGS
On June 22, 2020, IMI completed private offerings of the following series of notes in the amounts set forth below (collectively, the "June 2020 Offerings"):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
5% Notes	$500,000
5 1/4% Notes due 2030	1,300,000
5 5/8% Notes	600,000
The 5% Notes, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376,000 from the June 2020 Offerings, after deducting the initial purchasers’ commissions, were used to redeem all of the 4 3/8% Notes, the 6% Notes and the 5 3/4% Notes and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
On June 29, 2020, we redeemed all of the $500,000 in aggregate principal outstanding of the 4 3/8% Notes at 100.000% of par and all of the $600,000 in aggregate principal outstanding of the 6% Notes at 102.000% of par, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $17,040 to Other expense (income), net during the second quarter of 2020 related to the early extinguishment of this debt, representing the call premium associated with the early redemption of the 6% Notes, as well as a write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes.

105	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
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
AUGUST 2020 OFFERING
On August 18, 2020, IMI completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
4 1/2% Notes	$1,100,000
The 4 1/2% Notes were issued at 100.000% of par. The total net proceeds of approximately $1,089,000 from the issuance of the 4 1/2% Notes, after deducting the initial purchasers’ commissions, were used to redeem all of the CAD Notes, the Euro Notes, and the 5 3/8% Notes and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
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
C. AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. (“IM Australia”), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350,000 Australian dollars (“AUD Term Loan”). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 8,750 Australian dollars per year. The AUD Term Loan bears interest at BBSY (an Australian benchmark variable interest rate) plus 3.875%. The AUD Term Loan is scheduled to mature on September 22, 2022, at which point all obligations become due.

As of December 31, 2020, we had 316,563 Australian dollars ($244,014 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2020) outstanding on the AUD Term Loan. As of December 31, 2019, we had 325,313 Australian dollars ($228,156 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2019) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 3.9% and 4.8% as of December 31, 2020 and 2019, respectively.
OUTSTANDING BORROWINGS AU$244,014
3.9% Interest Rate
As of December 31, 2020

IRON MOUNTAIN 2020 FORM 10-K	106

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
D. UK BILATERAL REVOLVING CREDIT FACILITY

IM UK and Iron Mountain (UK) Data Centre Limited has a 140,000 British pounds sterling Revolving Credit Facility (the “UK Bilateral Facility”) with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140,000 British pounds sterling, and we have the option to request additional commitments of up to 125,000 British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility is fully drawn. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and the Guarantors guarantee all obligations under the UK Bilateral Facility. The UK Bilateral Facility is scheduled to mature on September 23, 2022, at which point all obligations become due. The UK Bilateral Facility contains an option to extend the maturity date for an additional year, subject to the conditions specified in the UK Bilateral Facility, including the lender’s consent. The UK Bilateral Facility bears interest at a rate of LIBOR plus 2.25%. The interest rate in effect under the UK Bilateral Facility was 2.3% and 3.1% as of December 31, 2020 and 2019, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000

2.3% Interest Rate
As of December 31, 2020

E. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We participate in an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) involving several of our wholly owned subsidiaries and certain financial institutions. Under the Accounts Receivable Securitization Program, certain of our subsidiaries sell substantially all of their United States accounts receivable balances to our wholly owned special purpose entities, Iron Mountain Receivables QRS, LLC and Iron Mountain Receivables TRS, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans obtained from certain financial institutions. The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of IMI. The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and reductions to revenue due to billing and service related credit memos issued to customers and related reserves, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. IMIM retains the responsibility of servicing the accounts receivable balances pledged as collateral for the Accounts Receivable Securitization Program and IMI provides a performance guaranty. The maximum availability allowed is limited by eligible accounts receivable, as defined under the terms of the Accounts Receivable Securitization Program.

On March 31, 2020, we amended the Accounts Receivable Securitization Program to (i) increase the maximum amount available from $275,000 to $300,000 and (ii) extend the maturity date from July 30, 2020 to July 30, 2021, at which point all obligations become due. The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2020 and 2019. As of December 31, 2020, the maximum availability allowed and amount outstanding under the Accounts Receivable Securitization Program was $274,100 and $85,000, respectively. At December 31, 2019, both the maximum availability and amount outstanding under the Accounts Receivable Securitization Program was $272,062. The interest rate in effect under the Accounts Receivable Securitization Program was 1.1% and 2.8% as of December 31, 2020 and 2019, respectively. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $300,000
MAXIMUM AVAILABILITY ALLOWED $274,100
OUTSTANDING BORROWINGS $85,000 1.1% Interest rate
As of December 31, 2020

107	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
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
We currently utilize two separate Cash Pools with BMG, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the “QRS Cash Pool”) and the other for our taxable REIT subsidiaries (the “TRS Cash Pool”). We have executed overdraft facility agreements for the QRS Cash Pool and TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool.
The approximate amount of the net cash position, gross position and outstanding debit balances for the QRS Cash Pool and TRS Cash Pool as of December 31, 2020 and 2019 were as follows:

	DECEMBER 31, 2020			DECEMBER 31, 2019
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
QRS Cash Pool	$448,700	$(447,400)	$1,300	$372,100	$(369,000)	$3,100
TRS Cash Pool	555,500	(553,500)	2,000	319,800	(301,300)	18,500
The net cash position balances as of December 31, 2020 and 2019 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.
G. LETTERS OF CREDIT
As of December 31, 2020, we had outstanding letters of credit totaling $36,160, of which $3,232 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2021 and January 2033.
H. DEBT COVENANTS
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2020 and 2019. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

IRON MOUNTAIN 2020 FORM 10-K	108

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
6. DEBT (CONTINUED)
I.MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2021	$193,759
2022	536,811
2023	232,264
2024	45,680
2025	569,005
Thereafter	7,221,896
8,799,415
Net Discounts	(1,991)
Net Deferred Financing Costs	(94,110)
Total Long-term Debt (including current portion)	$8,703,314
7. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2021	$189,855
2022	45,339
2023	31,507
2024	28,269
2025	25,554
Thereafter	322
$320,846
(1)Purchase commitments (i) include obligations for future construction costs associated with the expansion of our Global Data Center Business, which represent a significant amount of the purchase commitments due in 2021 and (ii) exclude our operating and financing lease obligations (see Note 2.i.).
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2020 and 2019, there were $47,959 and $43,127, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.

109	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
C. LITIGATION—GENERAL
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
8. STOCKHOLDERS’ EQUITY MATTERS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2018, 2019 and 2020, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 14, 2018	$0.5875	March 15, 2018	$167,969	April 2, 2018
May 24, 2018	0.5875	June 15, 2018	168,078	July 2, 2018
July 24, 2018	0.5875	September 17, 2018	168,148	October 2, 2018
October 25, 2018	0.6110	December 17, 2018	174,935	January 3, 2019
February 7, 2019	0.6110	March 15, 2019	175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019
October 31, 2019	0.6185	December 16, 2019	177,687	January 2, 2020
February 13, 2020	0.6185	March 16, 2020	178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
On February 24, 2021, we declared a dividend to our stockholders of record as of March 15, 2021 of $0.6185 per share, payable on April 6, 2021.
During the years ended December 31, 2020, 2019 and 2018, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Declared distributions	$712,773	$703,752	$679,130
Amount per share each distribution represents based on weighted average number of common shares outstanding	2.47	2.45	2.38

IRON MOUNTAIN 2020 FORM 10-K	110

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
8. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for “qualified REIT dividends”), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2020, 2019, and 2018, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Nonqualified ordinary dividends	43.0%	54.8%	83.0%
Qualified ordinary dividends	—%	4.5%	4.8%
Capital gains	49.5%	14.7%	5.8%
Return of capital	7.5%	26.0%	6.4%
	100.0%	100.0%	100.0%
Dividends paid during the years ended December 31, 2020, 2019, and 2018 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2020, 2019, and 2018. In 2020, the percentage of our dividend that was classified as a capital gain was 49.5% and primarily related to the sale of land and buildings in the United States. In 2019, the percentage of our dividend that was classified as a capital gain was 14.7% and primarily related to the sale of land and buildings in the United States and United Kingdom. In 2018, the percentage of our dividend that was classified as a capital gain was 5.8% and primarily related to the sale of land and buildings in the United Kingdom.
EQUITY OFFERING
In December 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with a syndicate of 16 banks (the “Underwriters”) related to the public offering by us of 14,500,000 shares of our common stock. In January 2018, the Underwriters, pursuant to the Underwriting Agreement, exercised an option to purchase an additional 2,175,000 shares of common stock, which after deducting underwriters’ commissions and the per share value of the dividend we declared on our common stock on October 24, 2017, resulted in net proceeds of approximately $76,200.

111	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
9. INCOME TAXES
We have been organized and have operated as a REIT effective beginning with our taxable year that ended on December 31, 2014. As a REIT, we are generally permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. The income of our domestic taxable REIT subsidiaries (“TRSs”), which hold our domestic operations that may not be REIT-compliant as currently operated and structured, is subject, as applicable, to federal and state corporate income tax. In addition, we and our subsidiaries continue to be subject to foreign income taxes in other jurisdictions in which we have business operations or a taxable presence, regardless of whether assets are held or operations are conducted through subsidiaries disregarded for federal income tax purposes or TRSs. We will also be subject to a separate corporate income tax on any gains recognized on the sale or disposition of any asset previously owned by a C corporation during a five-year period after the date we first owned the asset as a REIT asset that are attributable to “built-in gains” with respect to that asset on that date. We will also be subject to a built-in gains tax on our depreciation recapture recognized into income as a result of accounting method changes in connection with our acquisition activities. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income tax at regular corporate income tax rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some do not follow them at all.
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below:

	DECEMBER 31,
	2020	2019
Deferred Tax Assets:
Accrued liabilities and other adjustments	$52,527	$53,197
Net operating loss carryforwards	96,710	99,240
Federal benefit of unrecognized tax benefits	—	3,039
Valuation allowance	(46,938)	(60,003)
	102,299	95,473
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(186,682)	(177,645)
Plant and equipment, principally due to differences in depreciation	(59,711)	(67,515)
Other	(29,265)	(21,903)
	(275,658)	(267,063)
Net deferred tax liability	$(173,359)	$(171,590)
The deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below:

	DECEMBER 31,
	2020	2019
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$25,018	$16,538
Deferred income taxes	(198,377)	(188,128)
At December 31, 2020, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $92,142, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 43%.

IRON MOUNTAIN 2020 FORM 10-K	112

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
Rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CHARGED (CREDITED) TO EXPENSE	OTHER INCREASES/ (DECREASES)(1)	BALANCE AT END OF THE YEAR
2020	$60,003	$(8,337)	$(4,728)	$46,938
2019	55,666	6,211	(1,874)	60,003
2018	61,756	3,568	(9,658)	55,666
(1)Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates.
The components of income (loss) from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
United States	$276,145	$203,225	$203,078
Canada	52,332	48,326	53,779
Other Foreign	44,228	76,591	153,454
	$372,705	$328,142	$410,311
The provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Federal—current	$(10,424)	$7,262	$703
Federal—deferred	8,834	(3,356)	(4,162)
State—current	2,956	3,943	918
State—deferred	(625)	(1,126)	627
Foreign—current	50,063	49,350	45,371
Foreign—deferred	(21,195)	3,858	(704)
Provision (Benefit) for Income Taxes	$29,609	$59,931	$42,753

113	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to income (loss) from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Computed "expected” tax provision	$78,268	$68,910	$86,165
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(60,378)	(40,577)	(35,165)
State taxes (net of federal tax benefit)	2,258	2,115	1,599
(Decrease) increase in valuation allowance (net operating losses)	(8,337)	6,211	3,568
(Reversal) reserve accrual and audit settlements (net of federal tax benefit)	(7,409)	514	(13,985)
Foreign tax rate differential	9,472	8,562	1,031
Disallowed foreign interest, Subpart F income, and other foreign taxes	20,242	14,241	903
Other, net	(4,507)	(45)	(1,363)
Provision (Benefit) for Income Taxes	$29,609	$59,931	$42,753
Our effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 7.9%, 18.3% and 10.4%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries (“QRSs”) and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2020	2019	2018
The benefit derived from the dividends paid deduction of $60,378 and the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9,472.	The benefit derived from the dividends paid deduction of $40,577 and the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $8,562.
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

IRON MOUNTAIN 2020 FORM 10-K	114

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
Following our conversion to a REIT in 2014, we concluded that it was not our intent to reinvest our current and future undistributed earnings of our foreign subsidiaries indefinitely outside the United States. As of December 31, 2016, we concluded that it is our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign TRSs outside the United States. With the exception of certain limited instances, we no longer provide incremental foreign withholding taxes on the retained book earnings of these unconverted foreign TRSs, which was approximately $262,379 as of December 31, 2020. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes in limited instances; however, such future repatriations will require distribution in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We continue, however, to provide for incremental foreign withholding taxes on net book over outside basis differences related to the earnings of our foreign QRSs and certain other foreign TRSs (excluding unconverted foreign TRSs).
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded a decrease of $1,499 for gross interest and penalties for the year ended December 31, 2020. We recorded an increase of $1,780 and $1,961 for gross interest and penalties for the years ended December 31, 2019 and 2018, respectively. We had $6,212 and $9,282 accrued for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2017 to present	United Kingdom
2014 to present	Canada
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2019, 2018 and 2017 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. We utilized net operating losses from 2002 through 2003 and 2010 through 2015 in our federal income tax returns for these tax years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2020, we had $25,969 of reserves related to uncertain tax positions, of which $23,402 and $2,567 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2019, we had $35,068 of reserves related to uncertain tax positions, of which $31,992 and $3,076 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

115	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
9. INCOME TAXES (CONTINUED)
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2017	$38,533
Gross additions based on tax positions related to the current year	3,147
Gross additions for tax positions of prior years	981
Gross reductions for tax positions of prior years	(2,865)
Lapses of statutes	(4,462)
Settlements	(14)
Gross tax contingencies—December 31, 2018	35,320
Gross additions based on tax positions related to the current year	2,914
Gross additions for tax positions of prior years	1,271
Gross reductions for tax positions of prior years	(299)
Lapses of statutes	(4,034)
Settlements	(104)
Gross tax contingencies—December 31, 2019	35,068
Gross additions based on tax positions related to the current year	2,907
Gross additions for tax positions of prior years	80
Gross reductions for tax positions of prior years	(5,617)
Lapses of statutes	(4,480)
Settlements	(1,989)
Gross tax contingencies—December 31, 2020	$25,969
The reversal of these reserves of $25,969 as of December 31, 2020 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $2,989 of our unrecognized tax positions may be recognized by the end of 2021 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN 2020 FORM 10-K	116

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
10. SEGMENT INFORMATION
As of December 31, 2020, our three reportable operating segments are described as follows:
(1)Global Records and Information Management (“Global RIM”) Business includes five distinct offerings:
(i)Records Management, which stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents (collectively, “Records Management”) for customers in 56 countries around the globe.
(ii)Data Management, which provides storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection & Recovery”); server and computer backup services; and related services offerings, (collectively, “Data Management”).
(iii)Global Digital Solutions, which develops, implements and supports comprehensive storage and information management solutions for the complete lifecycle of our customers’ information, including the management of physical records, conversion of documents to digital formats and digital storage of information, primarily in the United States and Canada.
(iv)Secure Shredding, which includes the scheduled pick-up of office records that customers accumulate in specially designed secure containers we provide and is a natural extension of our hardcopy records management operations, completing the lifecycle of a record. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of shredding facilities and mobile shredding units consisting of custom built trucks, we are able to offer secure shredding services to our customers throughout the United States, Canada and South Africa.
(v)Consumer Storage, which provides on-demand, valet storage for consumers (“Consumer Storage”) across 31 markets in North America through the MakeSpace JV. The MakeSpace JV utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.
(2)Global Data Center Business, which provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options. As of December 31, 2020, our Global Data Center Business footprint spans nine markets in the United States and four international markets.

UNITED STATES	INTERNATIONAL MARKETS
Denver, Colorado	Amsterdam
Kansas City, Missouri	London
Boston, Massachusetts	Singapore
Boyers, Pennsylvania	Frankfurt (through an unconsolidated joint venture)
Manassas, Virginia
Edison, New Jersey
Columbus, Ohio
Phoenix and Scottsdale, Arizona
(3)Corporate and Other Business, which consists primarily of Adjacent Businesses and other corporate items. Our Adjacent Businesses is comprised of:
(i)entertainment and media which helps industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets, throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom (“Entertainment Services”) and
(ii)technical expertise in the handling, installation and storing of art in the United States, Canada and Europe (“Fine Arts”).
Our Corporate and Other Business segment also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.

117	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2020
Total Revenues	$3,699,280	$279,312	$168,678	$4,147,270
Storage Rental	2,373,783	263,695	116,613	2,754,091
Service	1,325,497	15,617	52,065	1,393,179
Depreciation and Amortization	455,567	134,844	61,658	652,069
Depreciation	309,969	83,106	54,487	447,562
Amortization	145,598	51,738	7,171	204,507
Adjusted EBITDA	1,574,069	126,576	(224,924)	1,475,721
Total Assets(1)	10,938,359	2,727,654	483,254	14,149,267
Expenditures for Segment Assets	338,006	249,459	44,389	631,854
Capital Expenditures	150,175	243,699	44,389	438,263
Cash Paid for Acquisitions, Net of Cash Acquired	118,581	—	—	118,581
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	69,250	5,760	—	75,010
As of and for the Year Ended December 31, 2019
Total Revenues	$3,812,433	$257,151	$193,000	$4,262,584
Storage Rental	2,320,076	246,925	114,086	2,681,087
Service	1,492,357	10,226	78,914	1,581,497
Depreciation and Amortization	454,652	133,927	69,622	658,201
Depreciation	330,534	78,939	46,850	456,323
Amortization	124,118	54,988	22,772	201,878
Adjusted EBITDA	1,566,065	121,517	(218,573)	1,469,009
Total Assets(1)	10,753,218	2,535,848	527,750	13,816,816
Expenditures for Segment Assets	398,690	427,935	56,242	882,867
Capital Expenditures	248,232	392,029	52,722	692,983
Cash Paid for Acquisitions, Net of Cash Acquired	54,717	—	3,520	58,237
Acquisitions of Customer Relationships, Customer Inducements, Contract Fulfillment Costs and third-party commissions	95,741	35,906	—	131,647
As of and for the Year Ended December 31, 2018
Total Revenues	$3,842,600	$228,983	$154,178	$4,225,761
Storage Rental	2,301,344	218,675	102,436	2,622,455
Service	1,541,256	10,308	51,742	1,603,306
Depreciation and Amortization	472,155	105,680	61,679	639,514
Depreciation	341,384	58,707	52,649	452,740
Amortization	130,771	46,973	9,030	186,774
Adjusted EBITDA	1,572,438	99,575	(213,089)	1,458,924
Total Assets(1)	9,135,198	2,217,505	504,515	11,857,218
Expenditures for Segment Assets	443,634	1,794,386	79,286	2,317,306
Capital Expenditures	254,308	152,739	53,015	460,062
Cash Paid for Acquisitions, Net of Cash Acquired	93,217	1,639,427	25,913	1,758,557
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	96,109	2,220	358	98,687
(1)Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN 2020 FORM 10-K	118

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
The accounting policies of the reportable segments are the same as those described in Note 2. During the fourth quarter of 2020, we changed our definition of Adjusted EBITDA to (a) exclude stock-based compensation expense and (b) include our share of Adjusted EBITDA from our unconsolidated joint ventures. All prior periods have been recast to conform to these changes. We now define Adjusted EBITDA for each segment as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Significant Acquisition Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other expense (income), net •Stock-based compensation expense •COVID-19 Costs (as defined below)

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.
A reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA on a consolidated basis for the years ended December 31, 2020, 2019 and 2018 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Income (Loss) from Continuing Operations	$343,096	$268,211	$367,558
Add/(Deduct):
Interest expense, net	418,535	419,298	409,648
Provision (benefit) for income taxes	29,609	59,931	42,753
Depreciation and amortization	652,069	658,201	639,514
Significant Acquisition Costs	—	13,293	50,665
Restructuring Charges	194,396	48,597	—
Intangible impairments	23,000	—	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(363,537)	(63,824)	(73,622)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	133,611	25,720	(11,867)
Stock-based compensation expense(2)	34,272	36,194	31,014
COVID-19 Costs(3)	9,285	—	—
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,385	3,388	3,261
Adjusted EBITDA	$1,475,721	$1,469,009	$1,458,924
(1)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net.
(2)Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the years ended December 31, 2020 and 2019.
(3)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends (“COVID-19 Costs”). For the year ended December 31, 2020, approximately $7,600 and $1,600 of COVID-19 Costs are included within Cost of sales and Selling, general and administrative expenses, respectively, on our Consolidated Statement of Operations. These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

119	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
10. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2020, 2019 and 2018 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Revenues:
United States	$2,577,084	$2,632,586	$2,579,847
United Kingdom	247,667	274,931	280,993
Canada	224,860	243,033	249,505
Australia	133,815	143,511	155,367
Remaining Countries	963,844	968,523	960,049
Long-lived Assets:
United States	$7,818,059	$7,862,262	$6,902,232
United Kingdom	838,491	755,859	547,768
Canada	556,120	556,591	453,398
Australia	575,862	530,755	442,755
Remaining Countries	3,090,948	2,875,010	2,302,951
Information as to our revenues by product and service lines by segment for the years ended December 31, 2020, 2019 and 2018 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
For the Year Ended December 31, 2020
Records Management(1)	$2,852,296	$—	$102,003	$2,954,299
Data Management(1)	488,198	—	66,675	554,873
Information Destruction(1)(2)	358,786	—	—	358,786
Data Center	—	279,312	—	279,312
For the Year Ended December 31, 2019
Records Management(1)	$2,866,192	$—	$128,954	$2,995,146
Data Management(1)	520,082	—	64,046	584,128
Information Destruction(1)(2)	426,159	—	—	426,159
Data Center	—	257,151	—	257,151
For the Year Ended December 31, 2018
Records Management(1)	$2,871,253	$—	$96,669	$2,967,922
Data Management(1)	539,035	—	57,509	596,544
Information Destruction(1)(2)	432,312	—	—	432,312
Data Center	—	228,983	—	228,983
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the destruction services offering, which does not have a storage rental component.
(2)Includes Secure Shredding services.

IRON MOUNTAIN 2020 FORM 10-K	120

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
11. RELATED PARTY TRANSACTIONS
In October 2020, in connection with the Frankfurt JV Transaction, we entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Business segment. During the year ended December 31, 2020, we recognized revenue of approximately $400 associated with the Frankfurt JV Agreements.
In March 2019, in connection with the Consumer Storage Transaction and the MakeSpace Investment, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. During the years ended December 31, 2020 and 2019, we recognized revenue of approximately $33,600 and $22,500, respectively, associated with the MakeSpace Agreement.
During the years ended December 31, 2020, 2019 and 2018, the Company had no other related party transactions.
12. PROJECT SUMMIT
In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. Such opportunities include leveraging new technology solutions to enable us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate. As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of December 31, 2020, we have completed approximately 70% of our planned workforce reductions. The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021.
We estimate that the implementation of Project Summit will result in total operating expenditures ("Restructuring Charges") of approximately $450,000 that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs.
Restructuring Charges included in the accompanying Consolidated Statement of Operations for the years ended December 31, 2020 and 2019, and from the inception of Project Summit through December 31, 2020, are as follows:

	YEAR ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2019	FROM THE INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2020
Employee severance costs	$47,349	$20,850	$68,199
Professional fees and other costs	147,047	27,747	174,794
Restructuring Charges	$194,396	$48,597	$242,993

121	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2020
(In thousands, except share and per share data)
12. PROJECT SUMMIT (CONTINUED)
Restructuring Charges included in the accompanying Consolidated Statement of Operations by segment for the years ended December 31, 2020 and 2019, and from inception of Project Summit through December 31, 2020, are as follows:

	YEAR ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2019	FROM THE INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2020
Global RIM Business	$67,140	$21,900	$89,040
Global Data Center Business	1,632	306	1,938
Corporate and Other Business	125,624	26,391	152,015
Restructuring Charges	$194,396	$48,597	$242,993
A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet for the year ended December 31, 2020 is as follows:

	EMPLOYEE SEVERANCE COSTS	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING CHARGES
Inception of Project Summit	$—	$—	$—
Amounts accrued	20,850	27,747	48,597
Payments	(16,027)	(14,793)	(30,820)
Other, including currency translation adjustments	—	—	—
Balance as of December 31, 2019	4,823	12,954	17,777
Amounts accrued	47,349	147,047	194,396
Payments	(32,455)	(136,222)	(168,677)
Other, including currency translation adjustments	(3,439)	(4)	(3,443)
Balance as of December 31, 2020	$16,278	$23,775	$40,053

IRON MOUNTAIN 2020 FORM 10-K	122

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation (“Schedule III”) reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,167 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.h. to Notes to Consolidated Financial Statements as of December 31, 2020:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$3,830,489
Add Reconciling Items:
Book value of racking included in leased facilities(1)	1,448,654
Book value of financing leases(2)	410,583
Book value of construction in progress(3)	287,580
Total Reconciling Items	2,146,817
Gross Amount of Real Estate Assets, As Disclosed in Note 2.h.	$5,977,306
(1)Represents the gross book value of racking installed in our 1,167 leased facilities, which is included in historical book value of racking in Note 2.h., but excluded from Schedule III.
(2)Represents the gross book value of buildings and building improvements that are subject to financing leases, which are included in the historical book value of building and building improvements in Note 2.h., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.h. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2020 is included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2020:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,097,616
Add Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,549,986
Accumulated Depreciation - racking in leased facilities(2)	941,028
Accumulated Depreciation - financing leases(3)	155,264
Total Reconciling Items	2,646,278
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$3,743,894
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking as of December 31, 2020 installed in our 1,167 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings and building improvements as of December 31, 2020 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

123	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$978	$2,300	$1,181	2001		Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,741	4,378	2,115	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	143,887	159,486	3,246	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	21,338	444,445	43,817	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	14,250	26,428	6,019	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,049	8,354	5,190	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	1,879	89,744	12,425	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,899	6,661	3,091	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	365	13,772	2,912	2019	(7)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	26,791	36,959	15,136	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	—	749	128	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	7,251	22,423	15,293	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	499	5,075	1,981	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,272	4,692	2,027	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,251	8,580	4,291	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	49	15,149	2,446	2019	(7)	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,774	4,823	2,232	2001		Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,469	6,052	2,025	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	709	7,021	1,752	2014		Up to 40 years

IRON MOUNTAIN 2020 FORM 10-K	124

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico (continued)
11333 E 53rd Ave, Denver, Colorado	1	$—	$7,403	$10,232	$17,635	$9,949	2001	Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	21,257	137,593	14,131	2017	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,904	9,321	6,340	2002	Up to 40 years
Bennett Rd, Suffield, Connecticut	2	—	1,768	940	2,708	1,459	2000	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	31,259	41,706	21,987	2001	Up to 40 years
293 Ella Grasso Rd, Windsor Locks, Connecticut	1	—	4,021	2,072	6,093	3,008	2002	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,048	8,274	5,205	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	573	2,426	1,013	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	3,005	6,298	3,399	2001	Up to 40 years
7801 Riviera Blvd, Miramar, Florida	1	—	8,250	234	8,484	1,027	2017	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	343	2,270	938	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	13,851	18,052	7,604	2001	Up to 40 years
1890 MacArthur Blvd, Atlanta, Georgia	1	—	1,786	772	2,558	1,193	2002	Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	790	1,975	898	2001	Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,940	6,748	3,560	2002	Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	2,720	6,262	517	2017	Up to 40 years
3150 Nifda Dr, Smyrna, Georgia	1	—	463	777	1,240	763	1990	Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,670	9,140	4,536	2006	Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	19,884	27,831	16,600	1999	Up to 40 years

125	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
2604 West 13th St, Chicago, Illinois	1	$—	$404	$2,888	$3,292	$2,874	2001		Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	13,995	18,259	9,024	2001		Up to 40 years
2255 Pratt Blvd, Elk Grove, Illinois	1	—	1,989	3,893	5,882	1,681	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	2,801	24,849	10,352	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	923	2,301	319	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	511	1,133	443	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	14,547	15,256	5,885	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	389	8,726	3,386	2015	(7)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,441	8,639	3,905	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	1,459	5,241	2,801	2000		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,948	7,169	3,781	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	939	1,103	576	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,391	7,211	5,630	1991		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	2,229	4,109	2,071	1999		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	797	2,708	2,130	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	224	5,637	857	2014		Up to 40 years
216 Canal St, Lawrence, Massachusetts	1	—	1,298	1,123	2,421	1,840	2001		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	12,745	68,668	42,266	Various		Up to 40 years
38300 Plymouth Road, Livonia, Michigan	1	—	10,285	1,920	12,205	4,310	2015	(7)	Up to 40 years

IRON MOUNTAIN 2020 FORM 10-K	126

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6601 Sterling Dr South, Sterling Heights, Michigan	1	$—	$1,294	$1,250	$2,544	$1,276	2002		Up to 40 years
1985 Bart Ave, Warren, Michigan	1	—	1,802	530	2,332	1,187	2000		Up to 40 years
Wahl Court, Warren, Michigan	2	—	3,426	2,684	6,110	3,882	Various		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,482	5,482	2,872	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,398	6,470	2,558	2004		Up to 40 years
Missouri Bottom Road, Hazelwood, Missouri	4	—	28,282	5,073	33,355	8,667	Various	(7)	Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	3	—	2,924	19,855	22,779	8,295	Various		Up to 40 years
4105 North Lamb Blvd, Las Vegas, Nevada	1	—	3,430	8,965	12,395	6,276	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,445	10,624	6,895	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	56,509	366,913	29,990	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	57,207	95,904	56,003	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	10,437	22,171	2,179	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	1,718	11,240	1,109	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	2,399	11,344	1,173	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,835	15,420	6,553	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,437	12,761	7,052	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,132	6,218	3,606	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,788	7,399	4,869	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,233	3,335	1,782	2001		Up to 40 years
77 Seaview Blvd, N. Hempstead New York	1	—	5,719	1,442	7,161	2,925	2006		Up to 40 years

127	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
37 Hurds Corner Road, Pawling, New York	1	$—	$4,323	$1,285	$5,608	$2,471	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	11,745	34,882	23,388	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	11,827	16,969	7,696	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,765	5,694	3,098	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	328	1,930	277	2015		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	266	7,353	1,558	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	606	3,735	2,137	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	4,071	7,407	3,471	2001		Up to 40 years
4260 Tuller Ridge Rd, Dublin, Ohio	1	—	1,030	1,881	2,911	1,562	1999		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	674	29,766	3,085	2018	(5)	Up to 40 years
302 South Byrne Rd, Toledo, Ohio	1	—	602	1,090	1,692	820	2001		Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,874	7,061	4,314	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	3	—	21,166	243,167	264,333	70,834	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	976	3,433	2,168	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,528	7,713	4,698	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,243	4,902	3,120	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,348	14,124	3,706	2016	(7)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,259	4,105	1,427	2016	(7)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,575	5,293	2,229	Various		Up to 40 years

IRON MOUNTAIN 2020 FORM 10-K	128

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6005 Dana Way, Nashville, Tennessee	2	$—	$1,827	$3,063	$4,890	$2,105	2000		Up to 40 years
11406 Metric Blvd, Austin, Texas	1	—	5,489	2,212	7,701	4,274	2002		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	454	4,973	1,529	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	9,991	18,290	3,182	2015	(7)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	1,190	20,863	10,111	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	848	3,022	1,481	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,685	7,203	4,335	2001		Up to 40 years
Cockrell Ave, Dallas, Texas	1	—	1,277	1,597	2,874	2,013	2000		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	1,145	4,360	2,715	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	2,269	7,597	3,173	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,204	10,558	6,283	2003		Up to 40 years
6203 Bingle Rd, Houston, Texas	1	—	3,188	11,495	14,683	9,102	2001		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	722	8,409	6,051	2002		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,227	5,067	2,724	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,211	2,243	1,145	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,406	5,873	2,952	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	37,843	44,170	14,745	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,024	2,819	1,374	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	2,395	4,075	1,424	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,344	7,667	2,010	2015	(7)	Up to 40 years
15300 FM 1825, Pflugerville, Texas	2	—	3,811	8,015	11,826	5,482	2001		Up to 40 years

129	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
930 Avenue B, San Antonio, Texas	1	$—	$393	$245	$638	$279	1998		Up to 40 years
931 North Broadway, San Antonio, Texas	1	—	3,526	1,161	4,687	2,963	1999		Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	4,273	10,512	5,622	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,927	3,636	1,974	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	240	21,220	6,397	2015	(7)	Up to 40 years
11660 Hayden Road, Manassas, Virginia	1	—	104,824	—	104,824	—	2020		Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	1,125	7,652	3,541	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	190	2,767	1,265	2015	(7)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,776	16,943	9,761	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	3,737	11,335	6,328	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,367	4,445	2,476	1999		Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,266	4,776	2,250	1999		Up to 40 years
6600 Hardeson Rd, Everett, Washington	1	—	5,399	3,435	8,834	3,774	2002		Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,531	7,027	3,744	2001		Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	850	4,756	608	2015		Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,134	3,441	1,542	1999		Up to 40 years
	160	$—	$1,833,229	$1,062,809	$2,896,038	$777,507

IRON MOUNTAIN 2020 FORM 10-K	130

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
Canada
One Command Court, Bedford	1	$—	$3,847	$4,719	$8,566	$4,517	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	6,786	12,189	5,982	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	17,897	22,904	8,974	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,476	10,567	5,097	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	7,414	11,740	5,143	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	9,497	24,155	12,102	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	910	2,930	1,703	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	753	4,392	458	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	579	3,330	1,506	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	18,761	26,957	14,003	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,657	4,457	1,912	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	7,178	8,237	4,426	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	90	7,568	2,884	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,731	2,560	955	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	1,345	3,198	1,399	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	733	1,976	778	2007	Up to 40 years
	16	$—	$72,200	$83,526	$155,726	$71,839
	176	$—	$1,905,429	$1,146,335	$3,051,764	$849,346

131	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$9,431	$15,973	$4,510	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	7,137	9,678	4,953	2003		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	829	2,237	151	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	4,031	7,167	802	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	131	2,066	173	2018		Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	1,871	8,851	5,284	2003		Up to 40 years
Corby 278, Long Croft Road, Corby, England	1	—	20,486	5,433	25,919	1,056	2004		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,786	11,204	5,731	2004		Up to 40 years
Pennine Way, Hemel Hempstead, England	1	—	10,847	6,902	17,749	7,551	2003		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	7,422	12,699	9,082	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	2,060	5,179	3,077	2003		Up to 40 years
Cody Road, London, England	3	—	20,307	9,978	30,285	12,649	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	496	4,535	2,538	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,519	2,200	1,497	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	588	3,224	1,326	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,881	4,631	2,590	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	1,177	22,495	5,376	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	36	1,358	326	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	1,087	4,477	1,177	2016	(4)	Up to 40 years

IRON MOUNTAIN 2020 FORM 10-K	132

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	$—	$14,141	$1,025	$15,166	$2,558	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	277	12,407	17,744	30,151	21,152	2004		Up to 40 years
45 Rue de Savoie, Manissieux, Saint Priest, France	1	—	5,546	322	5,868	1,075	2016	(4)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	1,148	5,170	1,292	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	2,039	5,259	3,712	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	3,617	12,657	5,520	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	1,075	3,893	1,556	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	9,136	25,170	9,330	2012		Up to 40 years
Portsmuiden 46, Amsterdam, The Netherlands	1	—	1,852	2,175	4,027	2,662	2015	(7)	Up to 40 years
Schepenbergweg 1, Amsterdam, The Netherlands	1	—	1,258	(600)	658	353	2015	(7)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	1,244	2,601	1,900	2015	(7)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	5,997	12,967	5,506	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,251	2,364	1,229	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	27,529	39,046	19,822	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	270	456	367	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	3,540	14,551	3,734	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	6,751	10,732	7,128	2001		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	11	1,064	504	Various		Up to 40 years
	57	$277	$231,658	$152,069	$383,727	$159,249

133	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$722	$1,377	$439	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(164)	2	—	1998		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(10,481)	2,292	520	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(4,547)	8,015	1,514	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	2	—	8,894	(3,358)	5,536	1,146	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	7,676	9,544	3,150	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1	—	24,078	(4,430)	19,648	3,332	2014		Up to 40 years
El Taqueral 99, Santiago, Chile	5	—	2,629	34,428	37,057	12,808	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	5	—	4,001	19,606	23,607	8,310	2004		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,338	1,712	1,068	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,188	2,093	1,016	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(1,421)	18,516	3,672	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	4,462	7,999	3,749	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	4,481	6,685	5,279	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	14,744	22,288	7,474	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	692	2,241	1,222	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	528	4,112	4,882	8,994	4,822	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	29,493	37,672	9,399	2010		Up to 40 years
	39	$528	$115,967	$99,311	$215,278	$68,920

IRON MOUNTAIN 2020 FORM 10-K	134

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia
Warehouse No 4, Shanghai, China	1	$—	$1,530	$818	$2,348	$478	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	4,902	12,799	2,714	2017		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	54,113	112,750	7,309	2018	(7)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	1,968	12,363	1,977	2016	(4)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	3,009	18,708	2,986	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	2,888	16,114	3,995	2016	(4)	Up to 40 years
	7	$—	$107,384	$67,698	$175,082	$19,459
Australia
8 Whitestone Drive, Austins Ferry, Australia	1	$—	$681	$2,850	$3,531	$519	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	17	1,107	123	2015		Up to 40 years
	2	$—	$1,771	$2,867	$4,638	$642
Total	281	$805	$2,362,209	$1,468,280	$3,830,489	$1,097,616
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,167 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
(2)Amount includes cumulative impact of foreign currency translation fluctuations.
(3)Date of construction or acquired represents the date we constructed the facility or acquired the facility through purchase or acquisition.
(4)Property was acquired in connection with our acquisition of Recall Holdings Limited.
(5)Property was acquired in connection with the IODC Transaction.
(6)Property was acquired in connection with the Credit Suisse Transaction.
(7)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

135	IRON MOUNTAIN 2020 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020
(Dollars in thousands)
(8)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2020 and 2019:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2020	2019
Gross amount at beginning of period	$3,856,515	$3,700,307
Additions during period:
Discretionary capital projects	157,239	278,508
Other adjustments(1)	66,978	25,077
Foreign currency translation fluctuations	10,198	5,978
	234,415	309,563
Deductions during period:
Cost of real estate sold, disposed or written-down	(178,869)	(153,355)
Other adjustments(2)	(81,572)	—
	(260,441)	(153,355)

Gross amount at end of period	$3,830,489	$3,856,515
(1)For the year ended December 31, 2020, this includes previously recorded construction in progress, not classified as owned real estate at December 31, 2019. For the year ended December 31, 2019, this includes costs associated with real estate we acquired which primarily includes building improvements and racking, which were previously subject to leases.
(2)For the year ended December 31, 2020, this includes the cost of racking associated with the facilities sold as part of the sale-leaseback transactions.

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2020	2019
Gross amount of accumulated depreciation at beginning of period	$1,072,013	$1,011,050
Additions during period:
Depreciation	123,447	122,366
Other adjustments(1)	—	1,314
Foreign currency translation fluctuations	8,590	3,514
	132,037	127,194
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(54,978)	(66,231)
Other adjustments(2)	(51,456)	—
	(106,434)	(66,231)

Gross amount of end of period	$1,097,616	$1,072,013
(1)For the year ended December 31, 2019, this includes accumulated depreciation associated with building improvements and racking, which were previously subject to leases
(2)For the year ended December 31, 2020, this includes the accumulated depreciation of racking associated with the facilities sold as part of the sale-leaseback transactions.
The aggregate cost of our real estate assets for federal tax purposes at December 31, 2020 was approximately $3,769,000.
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

IRON MOUNTAIN 2020 FORM 10-K	136

Part IV

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

4.2
Senior Indenture, dated as of November 13, 2017, among the Company, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, registrar and transfer agent, relating to the 3.875% GBP Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2017.)

4.3
Senior Indenture, dated as of December 27, 2017, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.25% Senior Notes due 2028. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 27, 2017.)

4.4
Senior Indenture, dated as of September 9, 2019, among the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 4.875% Senior Notes due 2029.(Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2019.)

4.5
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.000% Senior Notes due 2028. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2020.)

4.6
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.250% Senior Notes due 2030. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2020.)

4.7
Senior Indenture, dated as of June 22, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.625% Senior Notes due 2032. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2020.)

4.8
Senior Indenture, dated as of August 18, 2020, among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Senior Notes due 2031. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2020.)

4.9
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.10	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
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

10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999.)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002.)
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008.)
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008.)
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010.)
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

137	IRON MOUNTAIN 2020 FORM 10-K

Part IV

EXHIBIT	ITEM
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

10.32
Form of Stock Option Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

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

IRON MOUNTAIN 2020 FORM 10-K	138

Part IV

EXHIBIT	ITEM
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

10.52
Fourth Amendment, dated as of December 20, 2019, to Credit Agreement, dated as of June 27, 2011, as amended and restated as of August 21, 2017, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.53
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)

139	IRON MOUNTAIN 2020 FORM 10-K

Part IV

EXHIBIT	ITEM
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

IRON MOUNTAIN 2020 FORM 10-K	140

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 24, 2021
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 24, 2021
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 24, 2021
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 24, 2021
Kent P. Dauten

/s/ PAUL F. DENINGER	Director	February 24, 2021
Paul F. Deninger

/s/ MONTE E. FORD	Director	February 24, 2021
Monte E. Ford

141	IRON MOUNTAIN 2020 FORM 10-K

Part IV

NAME	TITLE	DATE
/s/ PER-KRISTIAN HALVORSEN	Director	February 24, 2021
Per-Kristian Halvorsen

/s/ ROBIN L. MATLOCK	Director	February 24, 2021
Robin L. Matlock

/s/ WENDY J. MURDOCK	Director	February 24, 2021
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 24, 2021
Walter. C. Rakowich

/s/ DOYLE R. SIMONS	Director	February 24, 2021
Doyle R. Simons

/s/ ALFRED J. VERRECCHIA	Director	February 24, 2021
Alfred J. Verrecchia

IRON MOUNTAIN 2020 FORM 10-K	142