Form 10-Q
period 2021-03-31
IRON MOUNTAIN INC
filed 2021-05-06
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2021, the registrant had 288,731,091 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2021 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020
	4	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2021 and 2020
	5	Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2021 and 2020
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020
	7	Notes to Condensed Consolidated Financial Statements (Unaudited)
23	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
44	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
46	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
46	ITEM 6.	Exhibits
48	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$138,944	$205,063
Accounts receivable (less allowances of $60,743 and $56,981 as of March 31, 2021 and December 31, 2020, respectively)	814,983	859,344
Prepaid expenses and other	220,564	205,380
Total Current Assets	1,174,491	1,269,787
Property, Plant and Equipment:
Property, plant and equipment	8,254,410	8,246,337
Less—Accumulated depreciation	(3,787,770)	(3,743,894)
Property, Plant and Equipment, Net	4,466,640	4,502,443
Other Assets, Net:
Goodwill	4,520,775	4,557,609
Customer relationships, customer inducements and data center lease-based intangibles	1,271,604	1,326,977
Operating lease right-of-use assets	2,205,299	2,196,502
Other	305,640	295,949
Total Other Assets, Net	8,303,318	8,377,037
Total Assets	$13,944,449	$14,149,267
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$363,911	$193,759
Accounts payable	327,060	359,863
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	951,502	1,146,288
Deferred revenue	284,974	295,785
Total Current Liabilities	1,927,447	1,995,695
Long-term Debt, net of current portion	8,552,415	8,509,555
Long-term Operating Lease Liabilities, net of current portion	2,061,140	2,044,598
Other Long-term Liabilities	191,001	204,508
Deferred Income Taxes	191,138	198,377
Commitments and Contingencies
Redeemable Noncontrolling Interests	61,601	59,805
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 288,727,747 and 288,273,049 shares as of March 31, 2021 and December 31, 2020, respectively)	2,888	2,883
Additional paid-in capital	4,347,151	4,340,078
(Distributions in excess of earnings) Earnings in excess of distributions	(3,083,421)	(2,950,339)
Accumulated other comprehensive items, net	(306,911)	(255,893)
Total Equity	959,707	1,136,729
Total Liabilities and Equity	$13,944,449	$14,149,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenues:
Storage rental	$708,056	$683,547
Service	373,984	385,184
Total Revenues	1,082,040	1,068,731
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	451,909	466,921
Selling, general and administrative	258,723	238,733
Depreciation and amortization	165,642	162,584
Restructuring Charges	39,811	41,046
Intangible impairments	—	23,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(4,451)	(1,055)
Total Operating Expenses	911,634	931,229
Operating Income (Loss)	170,406	137,502
Interest Expense, Net (includes Interest Income of $2,571 and $1,448 for the three months ended March 31, 2021 and 2020, respectively)	104,422	105,649
Other Expense (Income), Net	4,713	(42,726)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	61,271	74,579
Provision (Benefit) for Income Taxes	14,640	9,687
Net Income (Loss)	46,631	64,892
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,028	917
Net Income (Loss) Attributable to Iron Mountain Incorporated	$45,603	$63,975
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22
Weighted Average Common Shares Outstanding—Basic	288,756	287,840
Weighted Average Common Shares Outstanding—Diluted	289,528	288,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net Income (Loss)	$46,631	$64,892
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(66,355)	(223,652)
Change in Fair Value of Derivative Instruments	15,206	(8,362)
Total Other Comprehensive (Loss) Income	(51,149)	(232,014)
Comprehensive (Loss) Income	(4,518)	(167,122)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	897	(430)
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(5,415)	$(166,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTH PERIOD ENDED MARCH 31, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$—	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	6,398	454,698	5	6,393	—	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	—	(680)
Parent cash dividends declared	(178,685)	—	—	—	(178,685)	—	—	—
Foreign currency translation adjustment	(66,224)	—	—	—	—	(66,224)	—	(131)
Change in fair value of derivative instruments	15,206	—	—	—	—	15,206	—	—
Net income (loss)	45,603	—	—	—	45,603	—	—	1,028
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(621)
Balance, March 31, 2021	$959,707	288,727,747	$2,888	$4,347,151	$(3,083,421)	$(306,911)	$—	$61,601

THREE MONTH PERIOD ENDED MARCH 31, 2020
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	1,917	579,497	6	1,911	—	—	—	—
Change in equity related to redeemable noncontrolling interests	4,000	—	—	4,000	—	—	—	(4,000)
Parent cash dividends declared	(179,512)	—	—	—	(179,512)	—	—	—
Foreign currency translation adjustment	(222,305)	—	—	—	—	(222,305)	—	(1,347)
Change in fair value of derivative instruments	(8,362)	—	—	—	—	(8,362)	—	—
Net income (loss)	63,876	—	—	—	63,975	—	(99)	1,016
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,194)
Balance, March 31, 2020	$1,123,841	287,879,142	$2,879	$4,304,477	$(2,690,433)	$(493,248)	$166	$62,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$46,631	$64,892
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	114,449	113,700
Amortization (includes amortization of deferred financing costs and discounts of $4,127 and $4,513 for the three months ended March 31, 2021 and 2020, respectively)	55,320	53,397
Intangible impairments	—	23,000
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	2,263	2,682
Stock-based compensation expense	10,953	6,527
(Benefit) provision for deferred income taxes	(6,315)	(107)
(Gain) loss on disposal/write-down of property, plant and equipment, net	(4,451)	(1,055)
Foreign currency transactions and other, net	9,220	(44,849)
(Increase) decrease in assets	(22,154)	(45,594)
(Decrease) increase in liabilities	(137,087)	(47,178)
Cash Flows from Operating Activities	68,829	125,415
Cash Flows from Investing Activities:
Capital expenditures	(145,528)	(97,144)
Cash paid for acquisitions, net of cash acquired	—	(118,069)
Acquisition of customer relationships	(874)	(1,734)
Customer inducements	(1,457)	(4,328)
Contract fulfillment costs and third-party commissions	(16,719)	(11,142)
Investments in joint ventures and other investments	(6,500)	—
Proceeds from sales of property and equipment and other, net	12,448	1,246
Cash Flows from Investing Activities	(158,630)	(231,171)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(415,030)	(2,581,771)
Proceeds from revolving credit facility, term loan facilities and other debt	625,689	2,850,451
Debt repayment and equity distribution to noncontrolling interests	(621)	(1,194)
Parent cash dividends	(180,992)	(181,302)
Net (payments) proceeds associated with employee stock-based awards	(4,556)	(4,610)
Net proceeds (payments) of debt financing costs and other	5,000	(7,816)
Cash Flows from Financing Activities	29,490	73,758
Effect of Exchange Rates on Cash and Cash Equivalents	(5,808)	(8,873)
(Decrease) increase in Cash and Cash Equivalents	(66,119)	(40,871)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	205,063	193,555
Cash and Cash Equivalents, including Restricted Cash, End of Period	$138,944	$152,684
Supplemental Information:
Cash Paid for Interest	$185,558	$157,541
Cash Paid for Income Taxes, Net	$20,847	$14,004
Non-Cash Investing and Financing Activities:
Financing Leases	$4,976	$13,061
Accrued Capital Expenditures	$59,490	$60,761
Fair Value of Investments Applied to Acquisitions	$—	$27,276
Dividends Payable	$185,560	$184,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

6	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data) (Unaudited)
1. GENERAL
The unaudited condensed consolidated financial statements of Iron Mountain Incorporated, a Delaware corporation (“IMI”), and its subsidiaries (“we” or “us”), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The interim condensed consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2021 (our “Annual Report”).
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. Rollforward of allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2021 is as follows:

Balance as of December 31, 2020	$56,981
Credit memos charged to revenue	13,026
Allowance for bad debts charged to expense	9,850
Deductions and other(1)	(19,114)
Balance as of March 31, 2021	$60,743
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2021 and December 31, 2020 are as follows:

DESCRIPTION	MARCH 31, 2021	DECEMBER 31, 2020
Assets:
Operating lease right-of-use assets	$2,205,299	$2,196,502
Financing lease right-of-use assets, net of accumulated depreciation(1)	300,399	310,534
Liabilities:
Current
Operating lease liabilities	$248,319	$250,239
Financing lease liabilities(1)	42,692	43,149
Long-term
Operating lease liabilities	2,061,140	2,044,598
Financing lease liabilities(1)	311,448	323,162
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2021	2020
Operating lease cost(1)	$132,675	$123,289
Financing lease cost:
Depreciation of financing lease right-of-use assets	$12,648	$12,955
Interest expense for financing lease liabilities	4,975	4,844
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $28,368 and $27,805 for the three months ended March 31, 2021 and 2020, respectively.
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2021 and 2020 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2021	2020
Operating cash flows used in operating leases	$93,645	$86,418
Operating cash flows used in financing leases (interest)	4,975	4,844
Financing cash flows used in financing leases	12,441	12,739
NON-CASH ITEMS:
Operating lease modifications and reassessments	$31,994	$34,916
New operating leases (including acquisitions and sale-leaseback transactions)	48,200	110,609

8	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. GOODWILL
Our reporting units as of December 31, 2020 are described in detail in Note 2.k. to Notes to Consolidated Financial Statements included in our Annual Report.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2021 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2020	$4,024,182	$436,987	$96,440	$4,557,609
Fair value and other adjustments	(5,804)	—	—	(5,804)
Currency effects	(24,298)	(6,359)	(373)	(31,030)
Goodwill balance, net accumulated amortization as of March 31, 2021	$3,994,080	$430,628	$96,067	$4,520,775
Accumulated goodwill impairment balance as of March 31, 2021	$132,409	$—	$26,011	$158,420
E. INVESTMENTS
I. FRANKFURT DATA CENTER JOINT VENTURE
In October 2020, we formed a joint venture with AGC Equity Partners (the “Frankfurt JV”). Our equity interest in the Frankfurt JV at both March 31, 2021 and December 31, 2020 was 20%, and the carrying value of our investment in the Frankfurt JV at March 31, 2021 and December 31, 2020 was $26,257 and $26,500, respectively, which is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets.
II. MAKESPACE JOINT VENTURE
During 2019, we formed a joint venture with MakeSpace Labs, Inc. (the “MakeSpace JV”). Our equity interest in the MakeSpace JV at March 31, 2021 and December 31, 2020 was 42% and 39%, respectively, and the carrying value of our investment in the MakeSpace JV at March 31, 2021 and December 31, 2020 was $21,075 and $16,924, respectively, which is presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$7,673	$—	$7,673	$—
Time Deposits	1,291	—	1,291	—
Trading Securities	11,323	11,067	256	—
Derivative Liabilities	34,497	—	34,497	—

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$62,657	$—	$62,657	$—
Time Deposits	2,121	—	2,121	—
Trading Securities	10,892	10,636	256	—
Derivative Liabilities	49,703	—	49,703	—
There were no material items that are measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020, other than those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Annual Report which are based on Level 3 inputs.
G. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31, 2021			THREE MONTHS ENDED MARCH 31, 2020
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(206,190)	$(49,703)	$(255,893)	$(252,825)	$(9,756)	$(262,581)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(66,224)	—	(66,224)	(222,305)	—	(222,305)
Change in fair value of derivative instruments	—	15,206	15,206	—	(8,362)	(8,362)
Total other comprehensive (loss) income	(66,224)	15,206	(51,018)	(222,305)	(8,362)	(230,667)
End of Period	$(272,414)	$(34,497)	$(306,911)	$(475,130)	$(18,118)	$(493,248)

10	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, “Contract Fulfillment Costs”). Contract Fulfillment Costs as of March 31, 2021 and December 31, 2020, are as follows:

	MARCH 31, 2021			DECEMBER 31, 2020
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$66,337	$(35,904)	$30,433	$63,721	$(33,352)	$30,369
Commissions asset	99,721	(43,125)	56,596	91,069	(38,787)	52,282
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2021	DECEMBER 31, 2020
Deferred revenue - Current	Deferred revenue	$284,974	$295,785
Deferred revenue - Long-term	Other Long-term Liabilities	36,581	35,612
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Storage rental revenue(1)	$67,157	$64,595
(1)Revenue associated with power and connectivity included within storage rental revenue was $13,133 and $11,413 for the three months ended March 31, 2021 and 2020, respectively.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. STOCK-BASED COMPENSATION
Stock-based compensation expense for the cost of stock options, restricted stock units (“RSUs”), performance units (“PUs”) and shares of stock issued under our employee stock purchase plan (collectively, “Employee Stock-Based Awards”) for the three months ended March 31, 2021 and 2020 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Stock-based compensation expense	$10,953	$6,527
As of March 31, 2021, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $80,625.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three months ended March 31, 2021 and 2020 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Fair value of RSUs vested	$19,861	$18,379
Fair value of earned PUs that vested	5,591	10,890
As of March 31, 2021, we expected 100% achievement of each of the predefined targets associated with the awards of PUs made in 2021, 2020 and 2019.
J. OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net for the three months ended March 31, 2021 and 2020 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2021	2020
Foreign currency transaction losses (gains), net	$2,314	$(37,399)
Other, net(1)	2,399	(5,327)
Other Expense (Income), Net	$4,713	$(42,726)
(1)Other, net for the three months ended March 31, 2021 is primarily comprised of losses on our equity method investments. Other, net for the three months ended March 31, 2020 is primarily comprised of a gain on our previously held 25% equity investment in OSG Records Management (Europe) Limited (“OSG”), which is partially offset by losses on our equity method investments.
K. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021(1)	2020(2)
Effective Tax Rate	23.9%	13.0%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2021 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates at which our foreign earnings are subject.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2020 were the benefits derived from the dividends paid deduction and foreign exchange losses in different jurisdictions with different tax rates as well as the impacts of differences in the tax rates at which our foreign earnings are subject.

12	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net Income (Loss)	$46,631	$64,892
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,028	917
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$45,603	$63,975
Weighted-average shares—basic	288,756,000	287,840,000
Effect of dilutive potential stock options	56,437	51,799
Effect of dilutive potential RSUs and PUs	715,850	467,334
Weighted-average shares—diluted	289,528,287	288,359,133
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22
Antidilutive stock options, RSUs and PUs, excluded from the calculation	4,708,068	5,513,714
M. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We adopted ASU 2019-12 on January 1, 2021. ASU 2019-12 did not have a material impact on our consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	13

Part I. Financial Information

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
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2021 and December 31, 2020, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
We have designated these cross-currency swap agreements as hedge of net investments against certain of our Euro denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. These swaps are all deemed to be effective hedges and, therefore, all unrealized changes in fair value are included as a component of Accumulated other comprehensive items, net.
(Liabilities) assets recognized in our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	MARCH 31, 2021	DECEMBER 31, 2020
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$(16,861)	$(21,062)
Net Investment Hedges(3)
August 2023 Cross Currency Swap Agreements	(3,478)	(8,229)
February 2026 Cross Currency Swap Agreements	(14,158)	(20,412)
(1)Our derivative assets are included as a component of Other within Other assets, net and our derivative liabilities are included as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheets.
(2)As of March 31, 2021, cumulative net losses of $16,861 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of March 31, 2021, cumulative net losses of $17,636 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.

14	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Unrealized gains (losses) recognized during the three months ended March 31, 2021 and 2020, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS(1)	2021	2020
Cash Flow Hedges
Interest Rate Swap Agreements	$4,201	$(14,732)
Net Investment Hedges
August 2023 Cross Currency Swap Agreements	4,751	6,370
February 2026 Cross Currency Swap Agreements	6,254	—
(1)These amounts are recognized as unrealized gains (losses), a component of Accumulated other comprehensive items, net.
EURO NOTES DESIGNATED AS A HEDGE OF NET INVESTMENT
Prior to their redemption in August 2020, we designated a portion of our previously outstanding 3% Euro Senior Notes due 2025 (the “Euro Notes”) as a hedge of net investment of certain of our Euro denominated subsidiaries. From January 1, 2020 through March 31, 2020, we designated 300,000 Euros of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange (gains) losses related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net.
Foreign exchange gains (losses) associated with this hedge of net investment for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Foreign exchange gains (losses) associated with net investment hedge	$—	$6,453
As of March 31, 2021, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DEBT
Long-term debt is as follows:

	MARCH 31, 2021				DECEMBER 31, 2020
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$60,000	$(7,758)	$52,242	$60,000	$—	$(8,620)	$(8,620)	$—
Term Loan A(1)	212,500	—	212,500	212,500	215,625	—	215,625	215,625
Term Loan B	677,927	(5,932)	671,995	679,000	679,621	(6,244)	673,377	680,750
Australian Dollar Term Loan (the “AUD Term Loan”)	238,433	(1,374)	237,059	239,162	243,152	(1,624)	241,528	244,014
UK Bilateral Revolving Credit Facility (the “UK Bilateral Facility”)	192,732	(1,147)	191,585	192,732	191,101	(1,307)	189,794	191,101
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	550,662	(4,765)	545,897	556,180	546,003	(4,983)	541,020	553,101
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(2)	1,000,000	(9,243)	990,757	1,025,000	1,000,000	(9,598)	990,402	1,046,250
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(2)	825,000	(8,266)	816,734	856,969	825,000	(8,561)	816,439	868,313
5% Senior Notes due 2028 (the “5% Notes”)(2)	500,000	(5,306)	494,694	511,250	500,000	(5,486)	494,514	523,125
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(2)	1,000,000	(12,296)	987,704	1,011,250	1,000,000	(12,658)	987,342	1,050,000
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(2)	1,300,000	(14,040)	1,285,960	1,335,750	1,300,000	(14,416)	1,285,584	1,400,750
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(2)	1,100,000	(12,337)	1,087,663	1,080,750	1,100,000	(12,648)	1,087,352	1,138,500
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(2)	600,000	(6,582)	593,418	625,500	600,000	(6,727)	593,273	660,000
Real Estate Mortgages, Financing Lease Liabilities and Other	492,256	(1,003)	491,253	492,256	511,922	(1,086)	510,836	511,922
Accounts Receivable Securitization Program(3)	257,000	(135)	256,865	257,000	85,000	(152)	84,848	85,000
Total Long-term Debt	9,006,510	(90,184)	8,916,326		8,797,424	(94,110)	8,703,314
Less Current Portion	(363,911)	—	(363,911)		(193,759)	—	(193,759)
Long-term Debt, Net of Current Portion	$8,642,599	$(90,184)	$8,552,415		$8,603,665	$(94,110)	$8,509,555
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Credit Agreement is scheduled to mature on June 3, 2023. All of the outstanding borrowings under the Revolving Credit Facility as of March 31, 2021 were denominated in United States dollars. In addition, we also had various outstanding letters of credit totaling $3,219. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2021 was $1,686,781 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 1.9% as of March 31, 2021 and December 31, 2020.
(2)Collectively, the “Parent Notes”.
(3)The full amount outstanding under the Accounts Receivable Securitization Program is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2021 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2020 (which are disclosed in our Annual Report).

16	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DEBT (CONTINUED)
CASH POOLING
We currently utilize two separate cash pooling arrangements, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the “QRS Cash Pool”) and the other for our taxable REIT subsidiaries (the “TRS Cash Pool”). The approximate amount of the net cash position for the QRS Cash Pool and the TRS Cash Pool and the approximate amount of the gross position and outstanding debit balances for each of these pools as of March 31, 2021 and December 31, 2020 are as follows:

	MARCH 31, 2021			DECEMBER 31, 2020
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
QRS Cash Pool	$567,300	$(566,700)	$600	$448,700	$(447,400)	$1,300
TRS Cash Pool	512,700	(510,200)	2,500	555,500	(553,500)	2,000
The net cash position balances as of March 31, 2021 and December 31, 2020 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of March 31, 2021, we had outstanding letters of credit totaling $38,160, of which $3,219 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between June 2021 and March 2025.
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2021 and December 31, 2020. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.
5. COMMITMENTS AND CONTINGENCIES
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. While the outcome of such litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2020 and the first three months of 2021, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2020	$0.6185	March 16, 2020	$178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
February 24, 2021	0.6185	March 15, 2021	178,569	April 6, 2021
On May 6, 2021, we declared a dividend to our stockholders of record as of June 15, 2021 of $0.6185 per share, payable on July 6, 2021.
7. SEGMENT INFORMATION
Our three reportable operating segments as of December 31, 2020 are described in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global Records and Information Management (“Global RIM”) Business
•Global Data Center Business
•Corporate and Other Business
There have been no changes to these reportable operating segments during the first three months of 2021.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements is as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Global RIM Business
Total Revenues	$967,294	$956,419
Adjusted EBITDA	408,562	391,972
Global Data Center Business
Total Revenues	$71,108	$67,357
Adjusted EBITDA	30,432	30,895
Corporate and Other Business
Total Revenues	$43,638	$44,955
Adjusted EBITDA	(58,429)	(56,868)
Total Consolidated
Total Revenues	$1,082,040	$1,068,731
Adjusted EBITDA	380,565	365,999

18	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. SEGMENT INFORMATION (CONTINUED)
During the fourth quarter of 2020, we changed our definition of Adjusted EBITDA to (a) exclude stock-based compensation expense and (b) include our share of Adjusted EBITDA from our unconsolidated joint ventures. All prior periods have been recast to conform to these changes. We now define Adjusted EBITDA for each segment as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Restructuring Charges	•Other expense (income), net
•Intangible impairments	•Stock-based compensation expense
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•COVID-19 Costs(1)
(1) Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three months ended March 31, 2021 and 2020 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net Income (Loss)	$46,631	$64,892
Add/(Deduct):
Interest expense, net	104,422	105,649
Provision (benefit) for income taxes	14,640	9,687
Depreciation and amortization	165,642	162,584
Restructuring Charges	39,811	41,046
Intangible impairments	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(4,451)	(1,055)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	2,121	(45,031)
Stock-based compensation expense	10,733	5,111
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,016	116
Adjusted EBITDA	$380,565	$365,999

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
7. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Global RIM Business
Records Management(1)	$752,123	$727,616
Data Management(1)	118,414	125,898
Information Destruction(1)(2)	96,757	102,905
Data Center	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)(2)	—	—
Data Center	71,108	67,357
Corporate and Other Business
Records Management(1)	$26,967	$28,876
Data Management(1)	16,671	16,079
Information Destruction(1)(2)	—	—
Data Center	—	—
Total Consolidated
Records Management(1)	$779,090	$756,492
Data Management(1)	135,085	141,977
Information Destruction(1)(2)	96,757	102,905
Data Center	71,108	67,357
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
8. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Business segment. During the three months ended March 31, 2021, we recognized revenue of approximately $1,060 associated with the Frankfurt JV Agreements.
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized revenue of approximately $7,500 and $6,800 for the three months ended March 31, 2021 and 2020, respectively, associated with the MakeSpace Agreement.

20	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of March 31, 2021, we have completed approximately 80% of our planned workforce reductions. The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021.
We estimate that the implementation of Project Summit will result in total operating expenditures (“Restructuring Charges”) of approximately $450,000 that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs.
Restructuring Charges included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, and from the inception of Project Summit through March 31, 2021, are as follows:

	THREE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2020	FROM THE INCEPTION OF PROJECT SUMMIT THROUGH MARCH 31, 2021
Employee severance costs	$3,808	$6,108	$72,007
Professional fees and other costs	36,003	34,938	210,797
Restructuring Charges	$39,811	$41,046	$282,804
Restructuring Charges by segment for the three months ended March 31, 2021 and 2020, and from the inception of Project Summit through March 31, 2021, are as follows:

	THREE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2020	FROM THE INCEPTION OF PROJECT SUMMIT THROUGH MARCH 31, 2021
Global RIM Business	$8,224	$8,288	$97,264
Global Data Center Business	454	187	2,392
Corporate and Other Business	31,133	32,571	183,148
Restructuring Charges	$39,811	$41,046	$282,804
A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, from December 31, 2019 through March 31, 2021, is as follows:

	EMPLOYEE SEVERANCE COSTS	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING CHARGES
Balance as of December 31, 2019	$4,823	$12,954	$17,777
Amounts accrued	47,349	147,047	194,396
Payments	(32,455)	(136,222)	(168,677)
Other, including currency translation adjustments	(3,439)	(4)	(3,443)
Balance as of December 31, 2020	16,278	23,775	40,053
Amounts accrued	3,808	36,003	39,811
Payments	(17,087)	(13,849)	(30,936)
Other, including currency translation adjustments	(220)	—	(220)
Balance as of March 31, 2021	$2,779	$45,929	$48,708

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
10. SUBSEQUENT EVENTS
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited ("Web Werks"), a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750,000 Indian rupees (or approximately $50,100, based upon the exchange rate between the United States dollar and Indian rupee as of the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV (the “Initial Web Werks JV Investment”). These shares are convertible into a to-be-determined amount of common shares based upon the achievement of EBITDA targets for the Web Werks JV's fiscal year ending March 31, 2022. We currently estimate our noncontrolling interest to be 39%. We will account for the Initial Web Werks JV Investment as an equity method investment and the carrying value of such investment will be presented as a component of Other within Other Assets, net in our Condensed Consolidated Balance Sheet beginning in the second quarter of 2021.
Under the terms of the Web Werks JV shareholders agreement, we are required to make additional investments over the next two years, if certain conditions are met, totaling approximately 7,500,000 Indian rupees (or approximately $100,000, based upon the current exchange rate between the United States dollar and Indian rupee), and, over time, we expect to acquire a majority interest in the Web Werks JV.

22	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2021, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2021 (our “Annual Report”).
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that constitute “forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) expectations and assumptions regarding the impact of the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows, (2) commitment to future dividend payments, (3) expected change in volume of records stored with us, (4) expected organic revenue growth, including 2021 consolidated organic storage rental revenue growth rate and consolidated organic total revenue growth rate, (5) expectations that profits will increase in our growth portfolio, including our higher-growth markets, and that our growth portfolio will become a larger part of our business over time, (6) expectations related to our revenue management programs and continuous improvement initiatives, (7) expectations related to monetizing our owned industrial real estate assets as part of our capital recycling program, (8) expected ability to identify and complete acquisitions and other investments, including joint ventures, and drive returns on invested capital, (9) anticipated capital expenditures, (10) expected benefits, costs and actions related to, and timing of, Project Summit (as defined below), and (11) other forward-looking statements related to our business, results of operations and financial condition. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as “believes,” “expects,” “anticipates,” “estimates”, “plans", “intends" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
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

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	23

Part I. Financial Information

•our ability to comply with our existing debt obligations and restrictions in our debt instruments;
•the impact of service interruptions or equipment damage and the cost of power on our data center operations;
•the cost or potential liabilities associated with real estate necessary for our business;
•failures in our adoption of new IT systems;
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption “Risk Factors” in Part I, Item 1A of our Annual Report.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

24	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2021 within each section.

COVID-19
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. While we have broad geographic and customer diversification with operations in 56 countries and no single customer accounting for a significant portion of our revenue during the three months ended March 31, 2021, COVID-19 is a global pandemic impacting numerous industries and geographies. While we do not currently believe that the implications of the COVID-19 pandemic have had a material adverse impact on our ability to collect our accounts receivable, global economic conditions related to the COVID-19 pandemic may have a material adverse effect on our customers, which could impact our future ability to collect our accounts receivable. We continue to monitor the credit worthiness of our customers and customer payment trends, as well as the related impact on our liquidity.
We can provide no assurance that the cost savings measures we have previously taken, or may take in future periods, will be sufficient to offset any future service level declines, and we continue to evaluate the need for these cost saving measures and additional cost saving measures as additional information regarding the COVID-19 pandemic and the related economic downturn becomes known.

PROJECT SUMMIT

Compelling Adjusted EBITDA Benefits	Implementation Details

~$375M Expected annual run-rate benefits realized exiting 2021	•Project Summit began in Q4 2019 and is expected to be substantially complete by the end of 2021 •Cost to implement is estimated to be ~$450M
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of March 31, 2021, we have completed approximately 80% of our planned workforce reductions.
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

Exiting 2021	$375 million (expected)

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	25

Part I. Financial Information

We estimate that the implementation of Project Summit will result in total operating expenditures (“Restructuring Charges”) of approximately $450.0 million that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. The following table presents (in millions) total Restructuring Charges related to Project Summit primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees from the inception of Project Summit through March 31, 2021, for the three months ended March 31, 2021 and for the three months ended March 31, 2020:

TOTAL
From the Inception of Project Summit through March 31, 2021
	$282,804	$282.8 million

For the Three Months Ended March 31, 2021
	$39,811	$39.8 million

For the Three Months Ended March 31, 2020
	$41,046	$41.0 million

We have also incurred approximately $4.1 million in capital expenditures related to Project Summit during the three months ended March 31, 2021 and approximately $14.2 million from the inception of Project Summit through March 31, 2021.
See Note 9 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on the Restructuring Charges.
CHANGES IMPACTING COMPARABILITY WITH PRIOR YEAR
During the fourth quarter of 2020, we made changes to the definitions of the following non-GAAP measures: Adjusted EBITDA, Adjusted EPS, FFO (Nareit) and FFO (Normalized) (each as defined below). These changes were implemented to align our definitions more closely with our peers. All prior periods have been recast to conform to these changes.

26	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

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
•Our organic service revenue continued to be impacted by the COVID-19 pandemic, with declines primarily due to decreases in our service activity, particularly in regions where governments have imposed restrictions on our customers’ non-essential business operations. The impact of the COVID-19 pandemic on our future service revenues is uncertain and is dependent, in part, on the duration and severity of the COVID-19 pandemic, the resulting governmental and business actions and the duration and strength of any ensuing economic recovery that may follow, particularly within the markets in which we operate and among our customers.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2021 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

8%
Product Cost of Sales and Other
42%
Labor
7%
Transportation
43%
Facilities

4%
Bad Debt Expense
53%
General and Administrative
16%
Information Technology
27%
Sales, Marketing and Account Management

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	27

Part I. Financial Information

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Restructuring Charges	•Other expense (income), net
•Intangible impairments	•Stock-based compensation expense
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•COVID-19 Costs(1)

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
Adjusted EBITDA excludes both interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Adjusted EBITDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), such as operating income, net income (loss) or cash flows from operating activities (as determined in accordance with GAAP).
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net Income (Loss)	$46,631	$64,892
Add/(Deduct):
Interest expense, net	104,422	105,649
Provision (benefit) for income taxes	14,640	9,687
Depreciation and amortization	165,642	162,584
Restructuring Charges	39,811	41,046
Intangible impairments	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(4,451)	(1,055)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	2,121	(45,031)
Stock-based compensation expense	10,733	5,111
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,016	116
Adjusted EBITDA	$380,565	$365,999

28	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.16	$0.22
Add/(Deduct):
Restructuring Charges	0.14	0.14
Intangible impairments	—	0.08
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.02)	—
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.01	(0.16)
Stock-based compensation expense	0.04	0.02
Tax impact of reconciling items and discrete tax items(1)	(0.01)	(0.02)
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.32	$0.28
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2021 and 2020 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2021 and 2020 was 16.6% and 17.0%, respectively.
(2)Columns may not foot due to rounding.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	29

Part I. Financial Information

FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“Nareit”) as net income (loss) excluding depreciation on real estate assets, gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles and adjusting for our share of reconciling items from our unconsolidated joint ventures from FFO (“FFO (Nareit)”). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss).
Although Nareit has published a definition of FFO, we modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business (“FFO (Normalized)”). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •COVID-19 Costs •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net Income (Loss)	$46,631	$64,892
Add/(Deduct):
Real estate depreciation	76,047	76,587
Gain on sale of real estate, net of tax	(4,305)	(492)
Data center lease-based intangible assets amortization	10,483	11,353
FFO (Nareit)	128,856	152,340
Add/(Deduct):
Restructuring Charges	39,811	41,046
Intangible impairments	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(146)	(244)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	2,121	(45,031)
Stock-based compensation expense	10,733	5,111
Real estate financing lease depreciation	3,536	3,162
Tax impact of reconciling items and discrete tax items(2)	(3,569)	(7,262)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(4)	(20)
FFO (Normalized)	$181,338	$172,102
(1)Includes foreign currency transaction losses (gains), net and other, net. See Note 2.j. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $1.0 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively.

30	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

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
Further detail regarding our critical accounting estimates can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2020.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 TO THE THREE MONTHS ENDED MARCH 31, 2020 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$1,082,040	$1,068,731	$13,309	1.2%
Operating Expenses	911,634	931,229	(19,595)	(2.1)%
Operating Income	170,406	137,502	32,904	23.9%
Other Expenses, Net	123,775	72,610	51,165	70.5%
Net Income (Loss)	46,631	64,892	(18,261)	(28.1)%
Net Income (Loss) Attributable to Noncontrolling Interests	1,028	917	111	12.1%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$45,603	$63,975	$(18,372)	(28.7)%
Adjusted EBITDA(1)	$380,565	$365,999	$14,566	4.0%
Adjusted EBITDA Margin(1)	35.2%	34.2%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	31

Part I. Financial Information

REVENUES
Consolidated revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$708,056	$683,547	$24,509	3.6%	1.9%	1.7%	0.2%
Service	373,984	385,184	(11,200)	(2.9)%	(4.8)%	(4.8)%	—%
Total Revenues	$1,082,040	$1,068,731	$13,309	1.2%	(0.5)%	(0.6)%	0.1%

(1)Constant currency growth rates, which are a non-GAAP measure, are calculated by translating the 2020 results at the 2021 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the three months ended March 31, 2021, the increase in reported consolidated revenue was driven by reported storage rental revenue growth, partially offset by declines in reported service revenue. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the three months ended March 31, 2021 by 1.7% compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported consolidated storage rental revenue and reported service revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and revenue management;
•a 0.5% decrease in global records management volumes (excluding acquisitions, global records management volume decreased 1.0%); and
•an increase of $11.6 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•a decrease in service activity levels as a result of the COVID-19 pandemic, particularly in regions where governments have imposed restrictions on our customers' non-essential business operations;
•organic service revenue declines reflecting lower service activity levels; and
•an increase of $7.6 million due to foreign currency exchange rate fluctuations.

32	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$189,396	$203,846	$(14,450)	(7.1)%	(8.6)%	17.5%	19.1%	(1.6)%
Facilities	194,963	184,532	10,431	5.7%	3.7%	18.0%	17.3%	0.7%
Transportation	30,843	38,938	(8,095)	(20.8)%	(22.8)%	2.9%	3.6%	(0.7)%
Product Cost of Sales and Other	36,707	39,605	(2,898)	(7.3)%	(9.3)%	3.4%	3.7%	(0.3)%
Total Cost of sales	$451,909	$466,921	$(15,012)	(3.2)%	(5.0)%	41.8%	43.7%	(1.9)%
Primary factors influencing the change in reported consolidated Cost of sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 include the following:
•a decrease in labor costs driven by cost containment actions taken in response to lower service activity levels due to the COVID-19 pandemic and benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our recent sale-leaseback activity during the second half of 2020 (which we expect to continue in 2021 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program);
•a decrease in transportation costs, primarily driven by lower vehicle maintenance and insurance, fuel costs and third-party carrier costs, reflecting cost containment actions taken in response to lower service activity levels; and
•an increase of $8.9 million due to foreign currency exchange rate fluctuations.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
General and Administrative	$137,066	$129,198	$7,868	6.1%	4.4%	12.7%	12.1%	0.6%
Sales, Marketing and Account Management	69,730	59,459	10,271	17.3%	15.2%	6.4%	5.6%	0.8%
Information Technology	42,077	43,879	(1,802)	(4.1)%	(5.2)%	3.9%	4.1%	(0.2)%
Bad Debt Expense	9,850	6,197	3,653	58.9%	58.2%	0.9%	0.6%	0.3%
Total Selling, general and administrative expenses	$258,723	$238,733	$19,990	8.4%	6.8%	23.9%	22.3%	1.6%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 include the following:
•an increase in general and administrative expenses, driven by higher stock based compensation and bonus compensation accruals, partially offset by other employee related costs, reflecting ongoing cost containment measures and benefits from Project Summit;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased sales commissions, as well as increased marketing costs;
•higher bad debt expense, primarily driven by increased collectability risk resulting from the COVID-19 pandemic; and
•foreign currency exchange rate fluctuations increased reported consolidated Selling, general and administrative expenses by $3.6 million.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	33

Part I. Financial Information

DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $0.8 million, or 0.7%, for the three months ended March 31, 2021 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $2.3 million, or 4.7%, for the three months ended March 31, 2021 compared to the prior year period.
RESTRUCTURING CHARGES
Restructuring Charges for the three months ended March 31, 2021 and 2020 were approximately $39.8 million and $41.0 million, respectively, and primarily consist of employee severance costs and professional fees associated with Project Summit.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated interest expense, net decreased by $1.2 million, to $104.4 million in the three months ended March 31, 2021 from $105.6 million in the prior year period. See Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2021	2020
Foreign currency transaction losses (gains), net	$2,314	$(37,399)	$39,713
Other, net	2,399	(5,327)	7,726
Other Expense (Income), Net	$4,713	$(42,726)	$47,439
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three months ended March 31, 2021 and 2020 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2021(1)	2020(2)
Effective Tax Rate	23.9%	13.0%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2021 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates at which our foreign earnings are subject.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2020 were the benefits derived from the dividends paid deduction and foreign exchange losses in different jurisdictions with different tax rates as well as the impacts of differences in the tax rates at which our foreign earnings are subject.

34	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Net Income (Loss)	$46,631	$64,892	$(18,261)	(28.1)%
Net Income (Loss) as a percentage of Consolidated Revenue	4.3%	6.1%
Adjusted EBITDA	$380,565	$365,999	$14,566	4.0%
Adjusted EBITDA Margin	35.2%	34.2%

Consolidated Adjusted EBITDA Margin for the three months ended March 31, 2021 increased by 100 basis points compared to the same prior year period, reflecting benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenue and higher bonus compensation accruals and sales commissions.
↑ INCREASED BY $14.6 MILLION OR 4.0% Consolidated Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	35

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$610,694	$590,013	$20,681	3.5%	1.7%	1.6%	0.1%
Service	356,600	366,406	(9,806)	(2.7)%	(4.5)%	(4.6)%	0.1%
Segment Revenue	$967,294	$956,419	$10,875	1.1%	(0.7)%	(0.8)%	0.1%
Segment Adjusted EBITDA	$408,562	$391,972	$16,590
Segment Adjusted EBITDA Margin	42.2%	41.0%

YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA

$1,000
$800
$600
$400
$200
$0
$590.0
$610.7
$366.4
$356.6
$956.4
$967.3
2020
2021

Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2021 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management;
•a decline in organic service revenue mainly driven by reduced service activity levels, primarily related to the COVID-19 pandemic;
•an increase in revenue of $17.5 million due to foreign currency exchange rate fluctuations;
•a 0.5% decrease in global records management net volume (excluding acquisitions, global records management net volume decreased 1.0%); and
•a 120 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, favorable revenue mix and ongoing cost containment measures, partially offset by fixed cost deleverage on lower service revenue and higher bonus compensation accruals and sales commissions.

36	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$67,157	$64,595	$2,562	4.0%	2.5%	2.5%	—%
Service	3,951	2,762	1,189	43.0%	40.1%	40.1%	—%
Segment Revenue	$71,108	$67,357	$3,751	5.6%	4.0%	4.0%	—%
Segment Adjusted EBITDA	$30,432	$30,895	$(463)
Segment Adjusted EBITDA Margin	42.8%	45.9%

YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA

$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$64.6
$67.2
$2.8
$4.0
$67.4
$71.1
2020
2021

The primary factor influencing the change in revenue in our Global Data Center Business segment for the three months ended March 31, 2021 compared to the prior year period was:
•organic total revenue growth from leases signed in prior periods and service revenue growth partially offset by churn of 230 basis points.
Adjusted EBITDA remained consistent with the prior year period.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	37

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$30,205	$28,939	$1,266	4.4%	3.4%	3.4%	—%
Service	13,433	16,016	(2,583)	(16.1)%	(18.3)%	(18.3)%	—%
Segment Revenue	$43,638	$44,955	$(1,317)	(2.9)%	(4.4)%	(4.4)%	—%
Segment Adjusted EBITDA	$(58,429)	$(56,868)	$(1,561)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.4)%	(5.3)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the three months ended March 31, 2021 compared to the prior year period include the following:
•a decline in organic service revenue due to lower service activity levels in our Fine Arts business, primarily related to the COVID-19 pandemic; and
•a decrease in Adjusted EBITDA driven by the impact of lower service activity levels in our Fine Arts business, increased information technology expenses, higher wages due to normal inflation and higher corporate bonus compensation accruals, partially offset by benefits from Project Summit and ongoing cost containment measures.

38	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below) and proceeds from monetizing a small portion of our total industrial real estate assets in the future, as well as other potential financings (such as the issuance of debt or equity). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, Project Summit initiatives, potential and pending business acquisitions and investments and normal business operation needs.
PROJECT SUMMIT
As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total Restructuring Charges of $450.0 million. From the inception of Project Summit through March 31, 2021, we have incurred approximately $283.0 million of Restructuring Charges related to Project Summit, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees. From the inception of Project Summit through March 31, 2021, we have also incurred $14.2 million of capital expenditures.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2021	2020
Cash Flows from Operating Activities	$68,829	$125,415
Cash Flows from Investing Activities	(158,630)	(231,171)
Cash Flows from Financing Activities	29,490	73,758
Cash and Cash Equivalents, including Restricted Cash, End of Period	138,944	152,684
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2021, net cash flows provided by operating activities decreased by $56.6 million compared to the prior year period, primarily due to a decrease in cash from working capital of $66.5 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable partially offset by an increase in net income (including non-cash charges) of $9.9 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2021 is highlighted below:
•We paid cash for capital expenditures of $145.5 million. Additional details of our capital spending are included in the “Capital Expenditures" section below.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2021 included:
•Net proceeds of $210.7 million primarily associated with borrowings under the Accounts Receivable Securitization Program and Revolving Credit Facility.
•Payment of dividends in the amount of $181.0 million on our common stock.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	39

Part I. Financial Information

CAPITAL EXPENDITURES
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
The following table presents our capital spend for the three months ended March 31, 2021 and 2020, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2021	2020
Growth Investment Capital Expenditures:
Data Center	$58,891	$36,952
Real Estate	19,717	17,430
Innovation and Other	6,250	100
Total Growth Investment Capital Expenditures	84,858	54,482
Recurring Capital Expenditures:
Real Estate	13,225	7,435
Non-Real Estate	14,266	10,859
Data Center	1,092	1,449
Total Recurring Capital Expenditures	28,583	19,743
Total Capital Spend (on accrual basis)	113,441	74,225
Net increase (decrease) in prepaid capital expenditures	49	1,335
Net decrease (increase) in accrued capital expenditures	32,038	21,584
Total Capital Spend (on cash basis)	$145,528	$97,144
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
DIVIDENDS
See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2021 and fiscal year 2020.
On May 6, 2021, we declared a dividend to our stockholders of record as of June 15, 2021 of $0.6185 per share, payable on July 6, 2021.

40	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of March 31, 2021 is related to cash and cash equivalents. See Note 2.f. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of March 31, 2021 is as follows (in thousands):

	MARCH 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$60,000	$(7,758)	$52,242
Term Loan A	212,500	—	212,500
Term Loan B	677,927	(5,932)	671,995
Australian Dollar Term Loan	238,433	(1,374)	237,059
UK Bilateral Revolving Credit Facility	192,732	(1,147)	191,585
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	550,662	(4,765)	545,897
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(1)	1,000,000	(9,243)	990,757
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(1)	825,000	(8,266)	816,734
5% Senior Notes due 2028 (the “5% Notes”)(1)	500,000	(5,306)	494,694
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(1)	1,000,000	(12,296)	987,704
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(1)	1,300,000	(14,040)	1,285,960
4 1/2% Senior Notes due 2031 (the “4 1/2 Notes”)(1)	1,100,000	(12,337)	1,087,663
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(1)	600,000	(6,582)	593,418
Real Estate Mortgages, Financing Lease Liabilities and Other	492,256	(1,003)	491,253
Accounts Receivable Securitization Program	257,000	(135)	256,865
Total Long-term Debt	9,006,510	(90,184)	8,916,326
Less Current Portion	(363,911)	—	(363,911)
Long-term Debt, Net of Current Portion	$8,642,599	$(90,184)	$8,552,415
(1)Collectively, the “Parent Notes".
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
LETTERS OF CREDIT
As of March 31, 2021, we had outstanding letters of credit totaling $38.2 million, of which $3.2 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between June 2021 and March 2025.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	41

Part I. Financial Information

DEBT COVENANTS
The Credit Agreement (as defined in Note 4 to Notes of Condensed Consolidated Financial Statements included in this Quarterly Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments (i) for non-cash charges and for expected benefits associated with completed acquisitions, and (ii) to exclude the effects of events that are extraordinary, unusual or non-recurring, such as the COVID-19 pandemic.
Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of March 31, 2021 are as follows:

	MARCH 31, 2021	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.5	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.0	Maximum allowable of 4.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.9	Maximum allowable of 7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.2	Minimum allowable of 2.0(1)
(1)The indentures for the GBP Notes, the 4 7/8% Notes due 2027, the 5 1/4% Notes due 2028 and the 4 7/8% Notes due 2029 include a maximum leverage ratio covenant. The indentures for the 5% Notes, the 5 1/4% Notes due 2030, the 4 1/2% Notes and the 5 5/8% Notes do not include a maximum leverage ratio covenant; the indentures for these notes instead require us to maintain a minimum fixed charge coverage ratio. In certain instances as provided in our indentures, we have the ability to incur additional indebtedness that would result in our bond leverage ratio or bond fixed charge coverage ratio exceeding or falling below the maximum or minimum permitted ratio under our indentures and still remain in compliance with the applicable covenant.
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

42	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part I. Financial Information

DERIVATIVE INSTRUMENTS
A. INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2021, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
EQUITY FINANCING
In 2017, we entered into a distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the agents under the agreement (the “At The Market (ATM) Equity Program”). During the three months ended March 31, 2021, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of March 31, 2021, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
JOINT VENTURES
See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2021 joint ventures.
A. MAKESPACE JOINT VENTURE
During the first quarter of 2021, we made a capital contribution of $6.5 million to our joint venture with MakeSpace Labs, Inc. (the “MakeSpace JV”). Our equity interest in the MakeSpace JV at March 31, 2021 and December 31, 2020 was 42% and 39%, respectively.
B. WEB WERKS JOINT VENTURE
In April 2021, we closed on an agreement to form a joint venture (the "Web Werks JV") with the shareholders of Web Werks India Private Limited (“Web Werks”), a colocation data center provider in India. In connection with the formation of the Web Werks JV, we made an initial investment of approximately 3,750.0 million Indian rupees (or approximately $50.1 million, based upon the exchange rate between the United States dollar and Indian rupee as of the closing date of the initial investment) in exchange for a noncontrolling interest in the form of convertible preference shares in the Web Werks JV (the “Initial Web Werks JV Investment”). These shares are convertible into a to-be-determined amount of common shares based upon the achievement of EBITDA targets for the Web Werks JV’s fiscal year ending March 31, 2022. We currently estimate our noncontrolling interest to be 39%.
Under the terms of the Web Werks JV shareholders agreement, we are required to make additional investments over the next two years, if certain conditions are met, totaling approximately 7,500.0 million Indian rupees (or approximately $100.0 million, based upon the current exchange rate between the United States dollar and Indian rupee), and, over time, we expect to acquire a majority interest in the Web Werks JV.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	43

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2021 (the "Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

44	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2021, nor did we repurchase any shares of our common stock during the three months ended March 31, 2021.

46	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q

Part II. Other Information

ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q	47

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: May 6, 2021

48	IRON MOUNTAIN MARCH 31, 2021 FORM 10-Q