Form 10-Q
period 2021-06-30
IRON MOUNTAIN INC
filed 2021-08-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2021, the registrant had 289,460,314 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2021 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020
	3	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2021 and 2020
	4	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2021 and 2020
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020
	6	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2021
	7	Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2020
	8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020
	9	Notes to Condensed Consolidated Financial Statements (Unaudited)
28	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
51	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
53	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
53	ITEM 5.	Other Information
54	ITEM 6.	Exhibits
55	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$315,928	$205,063
Accounts receivable (less allowances of $56,977 and $56,981 as of June 30, 2021 and December 31, 2020, respectively)	852,449	859,344
Prepaid expenses and other	222,231	205,380
Total Current Assets	1,390,608	1,269,787
Property, Plant and Equipment:
Property, plant and equipment	8,319,083	8,246,337
Less—Accumulated depreciation	(3,863,477)	(3,743,894)
Property, Plant and Equipment, Net	4,455,606	4,502,443
Other Assets, Net:
Goodwill	4,508,754	4,557,609
Customer relationships, customer inducements and data center lease-based intangibles	1,256,181	1,326,977
Operating lease right-of-use assets	2,342,197	2,196,502
Other	360,970	295,949
Total Other Assets, Net	8,468,102	8,377,037
Total Assets	$14,314,316	$14,149,267
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$106,274	$193,759
Accounts payable	321,286	359,863
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,064,397	1,146,288
Deferred revenue	256,245	295,785
Total Current Liabilities	1,748,202	1,995,695
Long-term Debt, net of current portion	8,760,728	8,509,555
Long-term Operating Lease Liabilities, net of current portion	2,186,625	2,044,598
Other Long-term Liabilities	169,548	204,508
Deferred Income Taxes	236,811	198,377
Commitments and Contingencies
Redeemable Noncontrolling Interests	64,660	59,805
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 289,458,768 and 288,273,049 shares as of June 30, 2021 and December 31, 2020, respectively)	2,895	2,883
Additional paid-in capital	4,392,396	4,340,078
(Distributions in excess of earnings) Earnings in excess of distributions	(2,988,896)	(2,950,339)
Accumulated other comprehensive items, net	(258,653)	(255,893)
Total Equity	1,147,742	1,136,729
Total Liabilities and Equity	$14,314,316	$14,149,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Revenues:
Storage rental	$718,272	$676,956
Service	401,484	305,283
Total Revenues	1,119,756	982,239
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	474,579	406,693
Selling, general and administrative	259,779	241,947
Depreciation and amortization	166,685	163,850
Acquisition and Integration Costs	2,277	—
Restructuring Charges	39,443	39,298
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(128,935)	(1,275)
Total Operating Expenses	813,828	850,513
Operating Income (Loss)	305,928	131,726
Interest Expense, Net (includes Interest Income of $1,127 and $2,567 for the three months ended June 30, 2021 and 2020, respectively)	105,220	103,456
Other (Income) Expense, Net	(186,230)	25,700
Net Income (Loss) Before Provision (Benefit) for Income Taxes	386,938	2,570
Provision (Benefit) for Income Taxes	110,416	9,683
Net Income (Loss)	276,522	(7,113)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,237	(27)
Net Income (Loss) Attributable to Iron Mountain Incorporated	$275,285	$(7,086)
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.95	$(0.02)
Diluted	$0.95	$(0.02)
Weighted Average Common Shares Outstanding—Basic	289,247	288,071
Weighted Average Common Shares Outstanding—Diluted	291,079	288,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Revenues:
Storage rental	$1,426,328	$1,360,503
Service	775,468	690,467
Total Revenues	2,201,796	2,050,970
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	926,488	873,614
Selling, general and administrative	518,502	480,680
Depreciation and amortization	332,327	326,434
Acquisition and Integration Costs	2,277	—
Restructuring Charges	79,254	80,344
Intangible impairments	—	23,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(133,386)	(2,330)
Total Operating Expenses	1,725,462	1,781,742
Operating Income (Loss)	476,334	269,228
Interest Expense, Net (includes Interest Income of $3,698 and $4,015 for the six months ended June 30, 2021 and 2020, respectively)	209,642	209,105
Other (Income) Expense, Net	(181,517)	(17,026)
Net Income (Loss) Before Provision (Benefit) for Income Taxes	448,209	77,149
Provision (Benefit) for Income Taxes	125,056	19,370
Net Income (Loss)	323,153	57,779
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,265	890
Net Income (Loss) Attributable to Iron Mountain Incorporated	$320,888	$56,889
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.11	$0.20
Diluted	$1.11	$0.20
Weighted Average Common Shares Outstanding—Basic	289,001	287,955
Weighted Average Common Shares Outstanding—Diluted	290,303	288,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Net Income (Loss)	$276,522	$(7,113)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	42,543	69,027
Change in Fair Value of Derivative Instruments	5,634	(2,961)
Total Other Comprehensive Income (Loss)	48,177	66,066
Comprehensive Income (Loss)	324,699	58,953
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,156	314
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$323,543	$58,639

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Net Income (Loss)	$323,153	$57,779
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(23,812)	(154,625)
Change in Fair Value of Derivative Instruments	20,840	(11,323)
Total Other Comprehensive (Loss) Income	(2,972)	(165,948)
Comprehensive Income (Loss)	320,181	(108,169)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,053	(116)
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$318,128	$(108,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTH PERIOD ENDED JUNE 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2021	$959,707	288,727,747	$2,888	$4,347,151	$(3,083,421)	$(306,911)	$61,601
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	45,252	731,021	7	45,245	—	—	—
Parent cash dividends declared	(180,760)	—	—	—	(180,760)	—	—
Foreign currency translation adjustment	42,624	—	—	—	—	42,624	(81)
Change in fair value of derivative instruments	5,634	—	—	—	—	5,634	—
Net income (loss)	275,285	—	—	—	275,285	—	1,237
Noncontrolling interests dividends	—	—	—	—	—	—	(664)
Purchase of noncontrolling interests	—	—	—	—	—	—	2,567
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	$64,660

SIX MONTH PERIOD ENDED JUNE 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	51,650	1,185,719	12	51,638	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	(680)
Parent cash dividends declared	(359,445)	—	—	—	(359,445)	—	—
Foreign currency translation adjustment	(23,600)	—	—	—	—	(23,600)	(212)
Change in fair value of derivative instruments	20,840	—	—	—	—	20,840	—
Net income (loss)	320,888	—	—	—	320,888	—	2,265
Noncontrolling interests equity contributions	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	(1,285)
Purchase of noncontrolling interests	—	—	—	—	—	—	2,567
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	$64,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTH PERIOD ENDED JUNE 30, 2020
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, March 31, 2020	$1,123,841	287,879,142	$2,879	$4,304,477	$(2,690,433)	$(493,248)	$166	$62,157
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	22,725	263,561	2	22,723	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,397)	—	—	(1,397)	—	—	—	1,397
Parent cash dividends declared	(179,342)	—	—	—	(179,342)	—	—	—
Foreign currency translation adjustment	68,686	—	—	—	—	68,686	—	341
Change in fair value of derivative instruments	(2,961)	—	—	—	—	(2,961)	—	—
Net (loss) income	(7,221)	—	—	—	(7,086)	—	(135)	108
Noncontrolling interests dividends	—	—	—	—	—	—	—	(491)
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512

SIX MONTH PERIOD ENDED JUNE 30, 2020
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	24,642	843,058	8	24,634	—	—	—	—
Change in equity related to redeemable noncontrolling interests	2,603	—	—	2,603	—	—	—	(2,603)
Parent cash dividends declared	(358,854)	—	—	—	(358,854)	—	—	—
Foreign currency translation adjustment	(153,619)	—	—	—	—	(153,619)	—	(1,006)
Change in fair value of derivative instruments	(11,323)	—	—	—	—	(11,323)	—	—
Net income (loss)	56,655	—	—	—	56,889	—	(234)	1,124
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,685)
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$323,153	$57,779
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	226,939	226,628
Amortization (includes amortization of deferred financing costs and discounts of $8,443 and $9,001 for the six months ended June 30, 2021 and 2020, respectively)	113,831	108,807
Intangible impairments	—	23,000
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	4,327	5,248
Stock-based compensation expense	33,652	26,672
Provision (benefit) for deferred income taxes	30,899	(2,413)
Loss on early extinguishment of debt	—	17,040
Gain on IPM Divestment (as defined and described in Note 4)	(181,196)	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(133,386)	(2,330)
Foreign currency transactions and other, net	2,727	(30,555)
(Increase) decrease in assets	(83,975)	(10,794)
Increase (decrease) in liabilities	52,231	19,992
Cash Flows from Operating Activities	389,202	439,074
Cash Flows from Investing Activities:
Capital expenditures	(295,586)	(200,158)
Cash paid for acquisitions, net of cash acquired	(35,723)	(118,512)
Acquisition of customer relationships	(3,641)	(2,885)
Customer inducements	(3,818)	(6,970)
Contract fulfillment costs and third-party commissions	(29,023)	(18,738)
Investments in joint ventures and other investments	(63,135)	(6,850)
Net proceeds from IPM Divestment	213,878	—
Proceeds from sales of property and equipment and other, net	209,697	9,902
Cash Flows from Investing Activities	(7,351)	(344,211)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(1,620,167)	(5,691,163)
Proceeds from revolving credit facility, term loan facilities and other debt	1,763,597	5,426,057
Early redemption of senior notes, including call premiums	—	(1,111,986)
Net proceeds from sales of senior notes	—	2,376,000
Debt repayment and equity distribution to noncontrolling interests	(1,285)	(1,685)
Repurchase of noncontrolling interest	(75,000)	—
Parent cash dividends	(359,824)	(359,461)
Net proceeds (payments) associated with employee stock-based awards	17,998	(2,030)
Other, net	3,742	(18,820)
Cash Flows from Financing Activities	(270,939)	616,912
Effect of Exchange Rates on Cash and Cash Equivalents	(47)	1,850
Increase (decrease) in Cash and Cash Equivalents	110,865	713,625
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	205,063	193,555
Cash and Cash Equivalents, including Restricted Cash, End of Period	$315,928	$907,180
Supplemental Information:
Cash Paid for Interest	$217,687	$225,676
Cash Paid for Income Taxes, Net	$45,246	$1,798
Non-Cash Investing and Financing Activities:
Financing Leases	$13,775	$26,546
Accrued Capital Expenditures	$45,665	$50,831
Fair Value of Investments Applied to Acquisitions	$—	$27,276
Dividends Payable	$187,488	$185,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

8	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. Rollforward of allowance for doubtful accounts and credit memo reserves for the six months ended June 30, 2021 is as follows:

Balance as of December 31, 2020	$56,981
Credit memos charged to revenue	21,699
Allowance for bad debts charged to expense	13,442
Deductions and other(1)	(35,145)
Balance as of June 30, 2021	$56,977
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable and the impact associated with currency translation adjustments.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2021 and December 31, 2020 are as follows:

DESCRIPTION	JUNE 30, 2021	DECEMBER 31, 2020
Assets:
Operating lease right-of-use assets	$2,342,197	$2,196,502
Financing lease right-of-use assets, net of accumulated depreciation(1)	297,052	310,534
Liabilities:
Current
Operating lease liabilities	$263,784	$250,239
Financing lease liabilities(1)	43,728	43,149
Long-term
Operating lease liabilities	2,186,625	2,044,598
Financing lease liabilities(1)	308,895	323,162
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2021	2020	2021	2020
Operating lease cost(1)	$135,086	$119,277	$267,761	$242,566
Financing lease cost:
Depreciation of financing lease right-of-use assets	$12,408	$12,567	$25,056	$25,522
Interest expense for financing lease liabilities	4,910	4,929	9,885	9,773
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $29,219 and $57,587 for the three and six months ended June 30, 2021, respectively, and $26,996 and $54,801 for the three and six months ended June 30, 2020, respectively.
Other information: Supplemental cash flow information relating to our leases for the six months ended June 30, 2021 and 2020 is as follows:

	SIX MONTHS ENDED JUNE 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2021	2020
Operating cash flows used in operating leases	$192,039	$178,011
Operating cash flows used in financing leases (interest)	9,885	9,773
Financing cash flows used in financing leases	23,656	23,953
NON-CASH ITEMS:
Operating lease modifications and reassessments	$63,047	$76,764
New operating leases (including acquisitions and sale-leaseback transactions)	210,881	123,860

10	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

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
The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2021 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2020	$4,024,182	$436,987	$96,440	$4,557,609
Non-tax deductible goodwill acquired during the period	6,108	—	8,807	14,915
Goodwill allocated to IPM Divestment (as defined and described in Note 4)	—	—	(46,105)	(46,105)
Fair value and other adjustments	(6,091)	—	(1,268)	(7,359)
Currency effects	(5,598)	(4,573)	(135)	(10,306)
Goodwill balance, net accumulated amortization as of June 30, 2021	$4,018,601	$432,414	$57,739	$4,508,754
Accumulated goodwill impairment balance as of June 30, 2021	$132,409	$—	$26,011	$158,420
E. INVESTMENTS
2021 NEWLY FORMED JOINT VENTURE
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
Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500,000 Indian rupees (or approximately $100,000, based upon the current exchange rate between the United States dollar and Indian rupee).
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2021 and December 31, 2020 are as follows:

	JUNE 30, 2021		DECEMBER 31, 2020
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$50,135	38%	$—	—%
Joint venture with AGC Equity Partners (the “Frankfurt JV”)	26,387	20%	26,500	20%
Joint venture with MakeSpace Labs, Inc. (the “MakeSpace JV”)	24,069	45%	16,924	39%

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020 are as follows:

		FAIR VALUE MEASUREMENTS AT JUNE 30, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT JUNE 30, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$160,100	$—	$160,100	$—
Time Deposits	3,130	—	3,130	—
Trading Securities	12,672	12,431	241	—
Derivative Liabilities	28,863	—	28,863	—

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$62,657	$—	$62,657	$—
Time Deposits	2,121	—	2,121	—
Trading Securities	10,892	10,636	256	—
Derivative Liabilities	49,703	—	49,703	—
There were no material items that are measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020, other than (i) those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) our investment in the Web Werks JV, as described in Note 2.e., and (iii) those acquired in acquisitions that occurred during the six months ended June 30, 2021, as described in Note 3, all of which are based on Level 3 inputs.
G. REDEEMABLE NONCONTROLLING INTERESTS
In 2018, one of the noncontrolling interest shareholders in one of our foreign consolidated subsidiaries exercised its option to put its ownership interest back to us. Upon the exercise of the put option, this noncontrolling interest became mandatorily redeemable by us, and, therefore, was accounted for as a liability rather than a component of redeemable noncontrolling interests. In May 2021, we agreed to final settlement terms and paid the put option price for the noncontrolling interest shares. We remain in dispute with this former shareholder with respect to whether interest from the date of the put and certain other costs should be reimbursable. We have vigorously defended that interest and costs are not owed, and are currently awaiting a ruling from an arbitration hearing.

12	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30, 2021			SIX MONTHS ENDED JUNE 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(272,414)	$(34,497)	$(306,911)	$(206,190)	$(49,703)	$(255,893)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	42,624	—	42,624	(23,600)	—	(23,600)
Change in fair value of derivative instruments	—	5,634	5,634	—	20,840	20,840
Total other comprehensive income (loss)	42,624	5,634	48,258	(23,600)	20,840	(2,760)
End of Period	$(229,790)	$(28,863)	$(258,653)	$(229,790)	$(28,863)	$(258,653)

	THREE MONTHS ENDED JUNE 30, 2020			SIX MONTHS ENDED JUNE 30, 2020
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(475,130)	$(18,118)	$(493,248)	$(252,825)	$(9,756)	$(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	68,686	—	68,686	(153,619)	—	(153,619)
Change in fair value of derivative instruments	—	(2,961)	(2,961)	—	(11,323)	(11,323)
Total other comprehensive income (loss)	68,686	(2,961)	65,725	(153,619)	(11,323)	(164,942)
End of Period	$(406,444)	$(21,079)	$(427,523)	$(406,444)	$(21,079)	$(427,523)

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, “Contract Fulfillment Costs”). Contract Fulfillment Costs as of June 30, 2021 and December 31, 2020 are as follows:

	JUNE 30, 2021			DECEMBER 31, 2020
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$70,263	$(39,083)	$31,180	$63,721	$(33,352)	$30,369
Commissions asset	104,184	(45,898)	58,286	91,069	(38,787)	52,282
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	JUNE 30, 2021	DECEMBER 31, 2020
Deferred revenue - Current	Deferred revenue	$256,245	$295,785
Deferred revenue - Long-term	Other Long-term Liabilities	34,502	35,612
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Storage rental revenue(1)	$71,237	$63,812	$138,394	$128,407
(1)Revenue associated with power and connectivity included within storage rental revenue was $14,561 and $27,694 for the three and six months ended June 30, 2021, respectively, and $11,540 and $22,953 for the three and six months ended June 30, 2020, respectively.

14	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. STOCK-BASED COMPENSATION
Stock-based compensation expense for the cost of stock options, restricted stock units (“RSUs”), performance units (“PUs”) and shares of stock issued under our employee stock purchase plan (collectively, “Employee Stock-Based Awards”) for the three and six months ended June 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Stock-based compensation expense	$22,699	$20,145	$33,652	$26,672
As of June 30, 2021, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $64,444.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three and six months ended June 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Fair value of RSUs vested	$3,118	$3,266	$22,979	$21,645
Fair value of earned PUs that vested	235	161	5,826	11,051
As of June 30, 2021, we expected 133%, 114% and 103% achievement of each of the predefined targets associated with the awards of PUs made in 2021, 2020 and 2019, respectively.
K. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Total Acquisition and Integration Costs for the three and six months ended June 30, 2021 is $2,277.
L. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated (gain) loss on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021(1)	2020	2021(1)	2020
(Gain) Loss on disposal/write-down of property, plant and equipment, net	$(128,935)	$(1,275)	$(133,386)	$(2,330)
(1)    The gains for the three and six months ended June 30, 2021 primarily consisted of gains of approximately $127,400 associated with the sale-leaseback transactions of five facilities in the United Kingdom, as part of our program to monetize a small portion of our industrial assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
M. OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net for the three and six months ended June 30, 2021 and 2020 consists of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DESCRIPTION	2021	2020	2021	2020
Foreign currency transaction losses (gains), net	$4,729	$1,471	$7,043	$(35,928)
Debt extinguishment expense	—	17,040	—	17,040
Other, net(1)	(190,959)	7,189	(188,560)	1,862
Other (Income) Expense, Net	$(186,230)	$25,700	$(181,517)	$(17,026)
(1)Other, net for the three and six months ended June 30, 2021 is primarily comprised of (a) a gain of approximately $181,200 associated with our IPM Divestment (as defined in Note 4) and (b) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.
N. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021(1)	2020(2)	2021(1)	2020(3)
Effective Tax Rate	28.5%	—%	27.9%	25.1%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2021 were the impacts of differences in the tax rates at which our foreign earnings are subject and a discrete tax expense of approximately $12,000 primarily resulting from a tax law change in the United Kingdom, partially offset by the benefits derived from the dividends paid deduction.
(2)For the three months ended June 30, 2020, we had a provision for income taxes of $9,683 and net income before provision for income taxes of $2,570; as such, our effective tax rate is not meaningful.
(3)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2020 were the impacts of differences in the tax rates at which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.

16	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
O. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net Income (Loss)	$276,522	$(7,113)	$323,153	$57,779
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,237	(27)	2,265	890
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$275,285	$(7,086)	$320,888	$56,889
Weighted-average shares—basic	289,247,000	288,071,000	289,001,000	287,955,000
Effect of dilutive potential stock options	641,888	—	349,163	35,706
Effect of dilutive potential RSUs and PUs	1,190,357	—	953,104	309,911
Weighted-average shares—diluted	291,079,245	288,071,000	290,303,267	288,300,617
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.95	$(0.02)	$1.11	$0.20
Diluted	$0.95	$(0.02)	$1.11	$0.20
Antidilutive stock options, RSUs and PUs, excluded from the calculation	381,900	6,836,239	2,544,984	6,174,977
P. RECENT ACCOUNTING PRONOUNCEMENTS
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

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
During the second quarter of 2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45,000.
PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2021 acquisitions through June 30, 2021 is as follows:

SIX MONTHS ENDED JUNE 30, 2021
Cash Paid (gross of cash acquired)	$44,760
Fair Value of Noncontrolling Interest	2,567
Purchase Price Holdbacks and Other	199
Total Consideration	47,526
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	9,037
Accounts Receivable, Prepaid Expenses and Other Assets	8,487
Property, Plant and Equipment(1)	8,375
Customer Relationship Intangible Assets(2)	19,010
Operating Lease Right-of-Use Assets	40,057
Debt Assumed	(1,367)
Accounts Payable, Accrued Expenses and Other Liabilities	(6,507)
Operating Lease Liabilities	(40,057)
Deferred Income Taxes	(4,424)
Total Fair Value of Identifiable Net Assets Acquired	32,611
Goodwill Initially Recorded	$14,915
(1)Consists primarily of leasehold improvements, racking structures, warehouse equipment and computer hardware and software.
(2)The preliminary weighted average lives of customer relationship intangible assets associated with acquisitions is 12 years.
The preliminary purchase price allocations that are not finalized as of June 30, 2021 relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets), property, plant and equipment (primarily racking structures) and income taxes (primarily deferred taxes) associated with the acquisitions we closed in 2021. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the six months ended June 30, 2021 were not material to our results from operations.

18	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DIVESTMENTS
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $217,200 (the “IPM Divestment”). As a result of the IPM Divestment, we recorded a gain on sale of approximately $181,200 to Other (income) expense, net, in the second quarter of 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business.
We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 through the closing date of the IPM Divestment and the cash flows associated with this business is presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 through the closing date of the IPM Divestment.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2021 and December 31, 2020, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
CROSS-CURRENCY SWAP AGREEMENTS DESIGNATED AS A HEDGE OF NET INVESTMENT
In August 2019, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $110,000 at an interest rate of 6.0% for approximately 99,055 Euros at a weighted average interest rate of approximately 3.65%. These cross-currency swap agreements expire in August 2023 (“August 2023 Cross-Currency Swap Agreements”).
In September 2020, we entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged approximately $359,200 at an interest rate of 4.5% for approximately 300,000 Euros at a weighted average interest rate of approximately 3.4%. These cross-currency swap agreements expire in February 2026 (“February 2026 Cross-Currency Swap Agreements”).
We have designated these cross-currency swap agreements as a hedge of net investment against certain of our Euro denominated subsidiaries and they require an exchange of the notional amounts at maturity. These cross-currency swap agreements are marked to market at each reporting period, representing the fair values of the cross-currency swap agreements, and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
(Liabilities) assets recognized in our Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	JUNE 30, 2021	DECEMBER 31, 2020
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$(15,066)	$(21,062)
Net Investment Hedges(3)
August 2023 Cross-Currency Swap Agreements	(4,951)	(8,229)
February 2026 Cross-Currency Swap Agreements	(8,846)	(20,412)
(1)Our derivative liabilities are included either as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2021, $6,413 is included within Accrued expenses and other current liabilities and $22,450 is included within Other long-term liabilities. As of December 31, 2020, $49,703 is included within Other long-term liabilities.
(2)As of June 30, 2021, cumulative net losses of $15,066 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of June 30, 2021, cumulative net losses of $13,797 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.
Unrealized gains (losses) recognized during the three and six months ended June 30, 2021 and 2020, by derivative instrument, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
DERIVATIVE INSTRUMENTS(1)	2021	2020	2021	2020
Cash Flow Hedges
Interest Rate Swap Agreements	$1,795	$(898)	$5,996	$(15,630)
Net Investment Hedges
August 2023 Cross-Currency Swap Agreements	(1,473)	(2,062)	3,278	4,308
February 2026 Cross-Currency Swap Agreements	5,312	—	11,566	—
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
Foreign exchange gains (losses) associated with this hedge of net investment for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021(1)	2020	2021(1)	2020
Foreign exchange gains (losses) associated with net investment hedge	$—	$(6,854)	$—	$(401)
(1)As there are no hedges of net investment outstanding during the three and six months ended June 30, 2021, no foreign exchange gains (losses) associated with hedges of net investment have been recognized.

As of June 30, 2021, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

20	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	JUNE 30, 2021				DECEMBER 31, 2020
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$—	$(6,896)	$(6,896)	$—	$—	$(8,620)	$(8,620)	$—
Term Loan A(1)	209,375	—	209,375	209,375	215,625	—	215,625	215,625
Term Loan B	676,234	(5,620)	670,614	677,250	679,621	(6,244)	673,377	680,750
Australian Dollar Term Loan (the “AUD Term Loan”)	233,754	(1,130)	232,624	234,353	243,152	(1,624)	241,528	244,014
UK Bilateral Revolving Credit Facility (the “UK Bilateral Facility”)	193,701	(939)	192,762	193,701	191,101	(1,307)	189,794	191,101
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	553,430	(4,441)	548,989	559,656	546,003	(4,983)	541,020	553,101
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(2)	1,000,000	(8,887)	991,113	1,036,250	1,000,000	(9,598)	990,402	1,046,250
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(2)	825,000	(7,971)	817,029	862,125	825,000	(8,561)	816,439	868,313
5% Senior Notes due 2028 (the “5% Notes”)(2)	500,000	(5,125)	494,875	518,750	500,000	(5,486)	494,514	523,125
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(2)	1,000,000	(11,934)	988,066	1,033,750	1,000,000	(12,658)	987,342	1,050,000
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(2)	1,300,000	(13,664)	1,286,336	1,373,125	1,300,000	(14,416)	1,285,584	1,400,750
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(2)	1,100,000	(12,026)	1,087,974	1,112,375	1,100,000	(12,648)	1,087,352	1,138,500
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(2)	600,000	(6,437)	593,563	645,000	600,000	(6,727)	593,273	660,000
Real Estate Mortgages, Financing Lease Liabilities and Other	485,244	(954)	484,290	485,244	511,922	(1,086)	510,836	511,922
Accounts Receivable Securitization Program	276,800	(512)	276,288	276,800	85,000	(152)	84,848	85,000
Total Long-term Debt	8,953,538	(86,536)	8,867,002		8,797,424	(94,110)	8,703,314
Less Current Portion	(106,274)	—	(106,274)		(193,759)	—	(193,759)
Long-term Debt, Net of Current Portion	$8,847,264	$(86,536)	$8,760,728		$8,603,665	$(94,110)	$8,509,555
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Credit Agreement is scheduled to mature on June 3, 2023. In addition, we also had various outstanding letters of credit totaling $3,238. The remaining amount available for borrowing under the Revolving Credit Facility as of June 30, 2021 was $1,746,762 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 1.9% as of June 30, 2021 and December 31, 2020.
(2)Collectively, the “Parent Notes”.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of June 30, 2021 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2020 (which are disclosed in our Annual Report).

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)

UK BILATERAL REVOLVING CREDIT FACILITY
On May 25, 2021, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. The UK Bilateral Facility now contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. There were no other changes to the terms of the UK Bilateral Revolving Credit Facility described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 INTEREST RATE 2.3% As of June 30, 2021

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within long-term debt, net of current portion at June 30, 2021 and within current portion of long-term debt at December 31, 2020 in our Condensed Consolidated Balance Sheets. There were no other changes to the terms of the Accounts Receivable Securitization Program described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
OUTSTANDING BORROWINGS $276,800 INTEREST RATE 1.1% As of June 30, 2021

CASH POOLING
We currently utilize two separate cash pooling arrangements, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the “QRS Cash Pool”) and the other for our taxable REIT subsidiaries (the “TRS Cash Pool”). The approximate amount of the net cash position for our cash pools and the approximate amount of the gross position and outstanding debit balances for each of these pools as of June 30, 2021 and December 31, 2020 are as follows:

	JUNE 30, 2021			DECEMBER 31, 2020
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
QRS Cash Pool	$441,100	$(435,200)	$5,900	$448,700	$(447,400)	$1,300
TRS Cash Pool	575,900	(570,900)	5,000	555,500	(553,500)	2,000
The net cash position balances as of June 30, 2021 and December 31, 2020 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of June 30, 2021, we had outstanding letters of credit totaling $36,679, of which $3,238 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between September 2021 and March 2025.

22	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of June 30, 2021 and December 31, 2020. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.
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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $23,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangements.
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2020 and the first six months of 2021, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2020	$0.6185	March 16, 2020	$178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
February 24, 2021	0.6185	March 15, 2021	178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
On August 5, 2021, we declared a dividend to our stockholders of record as of September 15, 2021 of $0.6185 per share, payable on October 6, 2021.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	23

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
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION
Our three reportable operating segments as of December 31, 2020 are described in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global Records and Information Management (“Global RIM”) Business
•Global Data Center Business
•Corporate and Other Business
The operations associated with acquisitions completed during the first six months of 2021 have been incorporated into our existing reportable operating segments.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Global RIM Business
Total Revenues	$992,932	$877,102	$1,960,226	$1,833,521
Adjusted EBITDA	430,308	383,816	838,870	775,787
Global Data Center Business
Total Revenues	$76,977	$66,768	$148,085	$134,125
Adjusted EBITDA	33,432	30,558	63,864	61,454
Corporate and Other Business
Total Revenues	$49,847	$38,369	$93,485	$83,324
Adjusted EBITDA	(58,109)	(54,912)	(116,538)	(111,780)
Total Consolidated
Total Revenues	$1,119,756	$982,239	$2,201,796	$2,050,970
Adjusted EBITDA	405,631	359,462	786,196	725,461

24	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

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

EXCLUDED
•Acquisition and Integration Costs	•Other (income) expense, net
•Restructuring Charges	•Stock-based compensation expense
•Intangible impairments	•COVID-19 Costs (as defined below)
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and six months ended June 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net Income (Loss)	$276,522	$(7,113)	$323,153	$57,779
Add/(Deduct):
Interest expense, net	105,220	103,456	209,642	209,105
Provision (benefit) for income taxes	110,416	9,683	125,056	19,370
Depreciation and amortization	166,685	163,850	332,327	326,434
Acquisition and Integration Costs	2,277	—	2,277	—
Restructuring Charges	39,443	39,298	79,254	80,344
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(128,935)	(1,275)	(133,386)	(2,330)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(189,605)	23,239	(187,484)	(21,792)
Stock-based compensation expense(1)	22,536	18,880	33,269	23,991
COVID-19 Costs(2)	—	9,285	—	9,285
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,072	159	2,088	275
Adjusted EBITDA	$405,631	$359,462	$786,196	$725,461
(1) Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the three and six months ended June 30, 2021 and 2020.
(2) Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	25

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Global RIM Business
Records Management(1)	$765,818	$678,969	$1,517,941	$1,406,585
Data Management(1)	118,239	119,259	236,653	245,157
Information Destruction(1)(2)	108,875	78,874	205,632	181,779
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)(2)	—	—	—	—
Data Center(1)	76,977	66,768	148,085	134,125
Corporate and Other Business
Records Management(1)	$34,041	$21,079	$61,008	$49,955
Data Management(1)	15,806	17,290	32,477	33,369
Information Destruction(1)(2)	—	—	—	—
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$799,859	$700,048	$1,578,949	$1,456,540
Data Management(1)	134,045	136,549	269,130	278,526
Information Destruction(1)(2)	108,875	78,874	205,632	181,779
Data Center(1)	76,977	66,768	148,085	134,125
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment. During the three and six months ended June 30, 2021, we recognized revenue of approximately $800 and $1,900, respectively, associated with the Frankfurt JV Agreements.
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized revenue of approximately $8,100 and $15,600 for the three and six months ended June 30, 2021, respectively, and $7,100 and $13,900 for the three and six months ended June 30, 2020, respectively, associated with the MakeSpace Agreement.

26	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of June 30, 2021, we have completed approximately 95% of our planned workforce reductions. The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021.
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
Restructuring Charges included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, and from the inception of Project Summit through June 30, 2021, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM THE INCEPTION OF PROJECT SUMMIT THROUGH JUNE 30, 2021
	2021	2020	2021	2020
Employee severance costs	$3,921	$11,542	$7,729	$17,650	$75,928
Professional fees and other costs	35,522	27,756	71,525	62,694	246,319
Restructuring Charges	$39,443	$39,298	$79,254	$80,344	$322,247
Restructuring Charges by segment for the three and six months ended June 30, 2021 and 2020, and from the inception of Project Summit through June 30, 2021, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		FROM THE INCEPTION OF PROJECT SUMMIT THROUGH JUNE 30, 2021
	2021	2020	2021	2020
Global RIM Business	$7,942	$12,774	$16,166	$21,062	$105,206
Global Data Center Business	1,183	503	1,637	690	3,575
Corporate and Other Business	30,318	26,021	61,451	58,592	213,466
Restructuring Charges	$39,443	$39,298	$79,254	$80,344	$322,247
A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, from December 31, 2019 through June 30, 2021, is as follows:

	EMPLOYEE SEVERANCE COSTS	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING CHARGES
Balance as of December 31, 2019	$4,823	$12,954	$17,777
Amounts accrued	47,349	147,047	194,396
Payments	(32,455)	(136,222)	(168,677)
Other, including currency translation adjustments	(3,439)	(4)	(3,443)
Balance as of December 31, 2020	16,278	23,775	40,053
Amounts accrued	7,729	71,525	79,254
Payments	(16,474)	(69,380)	(85,854)
Other, including currency translation adjustments	(384)	—	(384)
Balance as of June 30, 2021	$7,149	$25,920	$33,069

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	27

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2021, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2021 (our “Annual Report”).
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

28	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

•our ability to comply with our existing debt obligations and restrictions in our debt instruments;
•the impact of service interruptions or equipment damage and the cost of power on our data center operations;
•the cost or potential liabilities associated with real estate necessary for our business;
•failures in our adoption of new IT systems;
•unexpected events, including those resulting from climate change, could disrupt our operations and adversely affect our reputation and results of operations;
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption “Risk Factors” in Part I, Item 1A of our Annual Report.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	29

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and six months ended June 30, 2021 within each section. Trends and changes that are consistent for both the three and six month periods are not repeated and are discussed on a year to date basis only.

COVID-19
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. While we have broad geographic and customer diversification with operations in 58 countries and no single customer accounting for a significant portion of our revenue during the six months ended June 30, 2021, COVID-19 is a global pandemic impacting numerous industries and geographies. While our service operations have increased from the reductions we experienced during the peak of the COVID-19 pandemic, future service revenues remain uncertain and will be dependent on the severity of the COVID-19 pandemic, including new variants of COVID-19 that may emerge.

PROJECT SUMMIT

Compelling Adjusted EBITDA Benefits	Implementation Details

~$375M Expected annual run-rate benefits realized exiting 2021	•Project Summit began in Q4 2019 and is expected to be substantially complete by the end of 2021 •Cost to implement is estimated to be ~$450M
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of June 30, 2021, we have completed approximately 95% of our planned workforce reductions.
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

Exiting 2021	$375 million (expected)

30	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

We estimate that the implementation of Project Summit will result in total operating expenditures (“Restructuring Charges”) of approximately $450.0 million that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. The following table presents total Restructuring Charges related to Project Summit primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees from the inception of Project Summit through June 30, 2021, and for the three and six months ended June 30, 2021:

TOTAL
From the Inception of Project Summit through June 30, 2021
	$322,247	$322.2 million

For the Three Months Ended June 30, 2021
	$39,443	$39.4 million

For the Six Months Ended June 30, 2021
	$79,254	$79.3 million

We have also incurred approximately $5.9 million and $10.0 million in capital expenditures related to Project Summit during the three and six months ended June 30, 2021 and approximately $20.1 million from the inception of Project Summit through June 30, 2021.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on the Restructuring Charges.
DIVESTMENTS
On June 7, 2021, as disclosed in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $217.2 million (the “IPM Divestment”). As described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the IPM Divestment does not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements. Our IPM business represented approximately $6.0 million and $14.2 million of total revenues and approximately $2.5 million and $6.8 million of total net income for the three and six months ended June 30, 2021, respectively. Our IPM business represented approximately $8.2 million and $16.5 million of total revenues and approximately $4.5 million and $9.7 million of total net income for the three and six months ended June 30, 2020, respectively.
CHANGES IMPACTING COMPARABILITY WITH PRIOR YEAR
During the fourth quarter of 2020, we made changes to the definitions of the following non-GAAP measures: Adjusted EBITDA, Adjusted EPS, FFO (Nareit) and FFO (Normalized) (each as defined below). These changes were implemented to align our definitions more closely with our peers. All prior periods have been recast to conform to these changes.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	31

Part I. Financial Information

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•In spite of the COVID-19 pandemic, we have experienced relatively steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume, which we expect will be flat to slightly positive when compared to the prior year. We expect low single digit organic storage rental revenue growth for the remainder of 2021.
•Our organic service revenue growth is primarily due to increases in our service activity during the second quarter of 2021, particularly in regions where governments have lifted or eased restrictions on our customers’ non-essential business operations. While our service operations have increased from the reductions we experienced during the peak of the COVID-19 pandemic, future service revenues remain uncertain and will be dependent on the severity of the COVID-19 pandemic, including new variants of COVID-19 that may emerge.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the six months ended June 30, 2021 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

9%
Product Cost of Sales and Other
42%
Labor
7%
Transportation
42%
Facilities

27%
Sales, Marketing and Account Management
73%
General, Administrative and Other

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below)	•Other (income) expense, net
•Restructuring Charges	•Stock-based compensation expense
•Intangible impairments	•COVID-19 Costs (as defined below)
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable operating segments under “Results of Operations – Segment Analysis” below.

32	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net Income (Loss)	$276,522	$(7,113)	$323,153	$57,779
Add/(Deduct):
Interest expense, net	105,220	103,456	209,642	209,105
Provision (benefit) for income taxes	110,416	9,683	125,056	19,370
Depreciation and amortization	166,685	163,850	332,327	326,434
Acquisition and Integration Costs(1)	2,277	—	2,277	—
Restructuring Charges	39,443	39,298	79,254	80,344
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(128,935)	(1,275)	(133,386)	(2,330)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(189,605)	23,239	(187,484)	(21,792)
Stock-based compensation expense(2)	22,536	18,880	33,269	23,991
COVID-19 Costs(3)	—	9,285	—	9,285
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,072	159	2,088	275
Adjusted EBITDA	$405,631	$359,462	$786,196	$725,461
(1) Represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships.
(2) Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the three and six months ended June 30, 2021 and 2020.
(3) Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	33

Part I. Financial Information

ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense •COVID-19 Costs •Tax impact of reconciling items and discrete tax items

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.95	$(0.02)	$1.11	$0.20
Add/(Deduct):
Acquisition and Integration Costs	0.01	—	0.01	—
Restructuring Charges	0.14	0.14	0.27	0.28
Intangible impairments	—	—	—	0.08
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.44)	—	(0.46)	(0.01)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.65)	0.08	(0.65)	(0.08)
Stock-based compensation expense	0.08	0.07	0.11	0.08
COVID-19 Costs	—	0.03	—	0.03
Tax impact of reconciling items and discrete tax items(1)	0.31	(0.02)	0.30	(0.04)
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	—
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.38	$0.27	$0.70	$0.55
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and six months ended June 30, 2021 and 2020 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and six months ended June 30, 2021 and 2020 was 16.2% and 16.7%, respectively.
(2)Columns may not foot due to rounding.

34	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

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
•Acquisition and Integration Costs
•Restructuring Charges
•Intangible impairments
•(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)
•Other (income) expense, net
•Stock-based compensation expense •COVID-19 Costs •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net Income (Loss)	$276,522	$(7,113)	$323,153	$57,779
Add/(Deduct):
Real estate depreciation	74,784	75,719	150,831	152,306
Gain on sale of real estate, net of tax	(102,476)	(1,089)	(106,781)	(1,581)
Data center lease-based intangible assets amortization	10,482	10,379	20,965	21,732
FFO (Nareit)	259,312	77,896	388,168	230,236
Add/(Deduct):
Acquisition and Integration Costs	2,277	—	2,277	—
Restructuring Charges	39,443	39,298	79,254	80,344
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(1,076)	(155)	(1,222)	(399)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(189,605)	23,239	(187,484)	(21,792)
Stock-based compensation expense	22,536	18,880	33,269	23,991
COVID-19 Costs	—	9,285	—	9,285
Real estate financing lease depreciation	3,515	3,431	7,051	6,594
Tax impact of reconciling items and discrete tax items(2)	63,570	(5,690)	60,494	(12,613)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(9)	(10)	(13)	(30)
FFO (Normalized)	$199,963	$166,174	$381,794	$338,616
(1)Includes foreign currency transaction losses (gains), net and other, net. See Note 2.m. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $13.3 million and $14.4 million for the three and six months ended June 30, 2021, respectively, and $2.3 million and $2.2 million for the three and six months ended June 30, 2020, respectively.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	35

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (IN THOUSANDS):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$1,119,756	$982,239	$137,517	14.0%
Operating Expenses	813,828	850,513	(36,685)	(4.3)%
Operating Income	305,928	131,726	174,202	132.2%
Other Expenses, Net	29,406	138,839	(109,433)	(78.8)%
Net Income (Loss)	276,522	(7,113)	283,635	3,987.6%
Net Income (Loss) Attributable to Noncontrolling Interests	1,237	(27)	1,264	4,681.5%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$275,285	$(7,086)	$282,371	3,984.9%
Adjusted EBITDA(1)	$405,631	$359,462	$46,169	12.8%
Adjusted EBITDA Margin(1)	36.2%	36.6%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$2,201,796	$2,050,970	$150,826	7.4%
Operating Expenses	1,725,462	1,781,742	(56,280)	(3.2)%
Operating Income	476,334	269,228	207,106	76.9%
Other Expenses, Net	153,181	211,449	(58,268)	(27.6)%
Net Income (Loss)	323,153	57,779	265,374	459.3%
Net Income (Loss) Attributable to Noncontrolling Interests	2,265	890	1,375	154.5%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$320,888	$56,889	$263,999	464.1%
Adjusted EBITDA(1)	$786,196	$725,461	$60,735	8.4%
Adjusted EBITDA Margin(1)	35.7%	35.4%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

36	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

REVENUES
Consolidated revenues consist of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$718,272	$676,956	$41,316	6.1%	2.7%	2.5%	0.2%
Service	401,484	305,283	96,201	31.5%	26.9%	25.5%	1.4%
Total Revenues	$1,119,756	$982,239	$137,517	14.0%	10.2%	9.7%	0.5%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$1,426,328	$1,360,503	$65,825	4.8%	2.3%	2.1%	0.2%
Service	775,468	690,467	85,001	12.3%	9.4%	8.7%	0.7%
Total Revenues	$2,201,796	$2,050,970	$150,826	7.4%	4.6%	4.3%	0.3%
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
TOTAL REVENUES
For the six months ended June 30, 2021, the increase in reported consolidated revenue was driven by reported storage rental revenue growth and reported service revenue growth. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the six months ended June 30, 2021 by 2.8% compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported consolidated storage rental revenue and reported service revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment, and revenue management;
•a 1.2% increase in total global volume (excluding acquisitions, total global volume increased 0.5%); and
•an increase of $34.4 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•an increase in service activity levels, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations;
•organic service revenue growth reflecting increased service activity levels; and
•an increase of $18.7 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	37

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$199,084	$164,672	$34,412	20.9%	16.8%	17.8%	16.8%	1.0%
Facilities	196,098	173,618	22,480	12.9%	8.7%	17.5%	17.7%	(0.2)%
Transportation	37,084	28,162	8,922	31.7%	26.4%	3.3%	2.9%	0.4%
Product Cost of Sales and Other	42,313	32,593	9,720	29.8%	24.8%	3.8%	3.3%	0.5%
COVID-19 Costs	—	7,648	(7,648)	(100.0)%	(100.0)%	—%	0.8%	(0.8)%
Total Cost of sales	$474,579	$406,693	$67,886	16.7%	12.5%	42.4%	41.4%	1.0%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$388,480	$368,518	$19,962	5.4%	2.9%	17.6%	18.0%	(0.4)%
Facilities	391,061	358,150	32,911	9.2%	6.1%	17.8%	17.5%	0.3%
Transportation	67,927	67,100	827	1.2%	(2.0)%	3.1%	3.3%	(0.2)%
Product Cost of Sales and Other	79,020	72,198	6,822	9.4%	6.2%	3.6%	3.5%	0.1%
COVID-19 Costs	—	7,648	(7,648)	(100.0)%	(100.0)%	—%	0.4%	(0.4)%
Total Cost of sales	$926,488	$873,614	$52,874	6.1%	3.2%	42.1%	42.6%	(0.5)%
Primary factors influencing the change in reported consolidated Cost of sales for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 include the following:
•an increase in labor costs driven by an increase in service activity, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our recent sale-leaseback activity during the second half of 2020 and first half of 2021 (which we expect to continue for the remainder of 2021 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increases in property taxes, insurance and building maintenance costs; and
•an increase of $24.0 million due to foreign currency exchange rate fluctuations.

38	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
General, Administrative and Other	$189,217	$187,925	$1,292	0.7%	(1.5)%	16.9%	19.1%	(2.2)%
Sales, Marketing and Account Management	70,562	52,385	18,177	34.7%	30.2%	6.3%	5.3%	1.0%
COVID-19 Costs	—	1,637	(1,637)	(100.0)%	(100.0)%	—%	0.2%	(0.2)%
Total Selling, general and administrative expenses	$259,779	$241,947	$17,832	7.4%	4.8%	23.2%	24.6%	(1.4)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
General, Administrative and Other	$378,210	$367,199	$11,011	3.0%	1.1%	17.2%	17.9%	(0.7)%
Sales, Marketing and Account Management	140,292	111,844	28,448	25.4%	22.3%	6.4%	5.5%	0.9%
COVID-19 Costs	—	1,637	(1,637)	(100.0)%	(100.0)%	—%	0.1%	(0.1)%
Total Selling, general and administrative expenses	$518,502	$480,680	$37,822	7.9%	5.8%	23.5%	23.4%	0.1%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 include the following:
•an increase in general, administrative and other expenses, driven by higher wages and benefits, stock-based compensation expense and bonus compensation accruals, partially offset by other employee related costs, reflecting ongoing cost containment measures and benefits from Project Summit, as well as lower professional fees and bad debt expense;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased salaries and sales commissions, as well as increased marketing costs; and
•foreign currency exchange rate fluctuations increased reported consolidated Selling, general and administrative expenses by $9.6 million.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $0.3 million, or 0.1%, for the six months ended June 30, 2021 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $5.6 million, or 5.6%, for the six months ended June 30, 2021 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the six months ended June 30, 2021 were approximately $2.3 million and primarily consist of legal and professional fees.
RESTRUCTURING CHARGES
Restructuring Charges for the six months ended June 30, 2021 and 2020 were approximately $79.3 million and $80.3 million, respectively, and primarily consist of employee severance costs and professional fees associated with Project Summit.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	39

Part I. Financial Information

(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated gain on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2021 was approximately $128.9 million and $133.4 million, respectively. The gains for the three and six months ended June 30, 2021 primarily consisted of gains of approximately $127.4 million associated with the sale-leaseback transactions of five facilities in the United Kingdom, as part of our program to monetize a small portion of our industrial assets.
Consolidated gain on disposal/write-down of property, plant and equipment, net for the three and six months ended June 30, 2020 was approximately $1.3 million and $2.3 million, respectively.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated interest expense, net increased by $0.5 million, to $209.6 million in the six months ended June 30, 2021 from $209.1 million in the prior year period. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net consists of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
DESCRIPTION	2021	2020		2021	2020
Foreign currency transaction losses (gains), net	$4,729	$1,471	$3,258	$7,043	$(35,928)	$42,971
Debt extinguishment expense	—	17,040	(17,040)	—	17,040	(17,040)
Other, net(1)	(190,959)	7,189	(198,148)	(188,560)	1,862	(190,422)
Other (Income) Expense, Net	$(186,230)	$25,700	$(211,930)	$(181,517)	$(17,026)	$(164,491)
(1)Other, net for the three and six months ended June 30, 2021 is primarily comprised of (a) a gain of approximately $181.2 million associated with our IPM Divestment and (b) a gain of approximately $20.3 million associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and six months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021(1)	2020(2)	2021(1)	2020(3)
Effective Tax Rate	28.5%	—%	27.9%	25.1%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and six months ended June 30, 2021 were the impacts of differences in the tax rates at which our foreign earnings are subject and a discrete tax expense of approximately $12.0 million primarily resulting from a tax law change in the United Kingdom, partially offset by the benefits derived from the dividends paid deduction.
(2)For the three months ended June 30, 2020, we had a provision for income taxes of $9.7 million and net income before provision for income taxes of $2.6 million; as such, our effective tax rate is not meaningful.
(3)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the six months ended June 30, 2020 were the impacts of differences in the tax rates at which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction.

40	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Net Income (Loss)	$276,522	$(7,113)	$283,635	3,987.6%
Net Income (Loss) as a percentage of Consolidated Revenue	24.7%	(0.7)%
Adjusted EBITDA	$405,631	$359,462	$46,169	12.8%
Adjusted EBITDA Margin	36.2%	36.6%

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Net Income (Loss)	$323,153	$57,779	$265,374	459.3%
Net Income (Loss) as a percentage of Consolidated Revenue	14.7%	2.8%
Adjusted EBITDA	$786,196	$725,461	$60,735	8.4%
Adjusted EBITDA Margin	35.7%	35.4%

Consolidated Adjusted EBITDA Margin for the six months ended June 30, 2021 increased by 30 basis points compared to the same prior year period, reflecting improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures, partially offset by higher compensation expense and sales commissions.
↑ INCREASED BY $60.7 MILLION OR 8.4% Consolidated Adjusted EBITDA

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	41

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$617,078	$584,402	$32,676	5.6%	1.9%	1.6%	0.3%
Service	375,854	292,700	83,154	28.4%	24.0%	24.0%	—%
Segment Revenue	$992,932	$877,102	$115,830	13.2%	9.3%	9.1%	0.2%
Segment Adjusted EBITDA	$430,308	$383,816	$46,492
Segment Adjusted EBITDA Margin	43.3%	43.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$1,227,772	$1,174,415	$53,357	4.5%	1.8%	1.6%	0.2%
Service	732,454	659,106	73,348	11.1%	8.3%	8.2%	0.1%
Segment Revenue	$1,960,226	$1,833,521	$126,705	6.9%	4.1%	4.0%	0.1%
Segment Adjusted EBITDA	$838,870	$775,787	$63,083
Segment Adjusted EBITDA Margin	42.8%	42.3%
SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA

Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended June 30, 2021 decreased by 50 basis points compared to the prior year period primarily driven by a change in revenue mix.
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the six months ended June 30, 2021 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•organic service revenue growth mainly driven by increased traditional service activity levels, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations, and growth in our Global Digital Solutions and Secure Information Technology Asset Disposition businesses;
•an increase in revenue of $49.1 million due to foreign currency exchange rate fluctuations;
•a 1.0% increase in global records management volume (excluding acquisitions, global records management volume increased 0.3%); and
•a 50 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, ongoing cost containment measures and lower bad debt expense, partially offset by increases in compensation, benefits, sales commissions and rent expense.

42	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$71,237	$63,812	$7,425	11.6%	9.7%	9.7%	—%
Service	5,740	2,956	2,784	94.2%	90.7%	90.7%	—%
Segment Revenue	$76,977	$66,768	$10,209	15.3%	13.3%	13.3%	—%
Segment Adjusted EBITDA	$33,432	$30,558	$2,874
Segment Adjusted EBITDA Margin	43.4%	45.8%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$138,394	$128,407	$9,987	7.8%	6.1%	6.1%	—%
Service	9,691	5,718	3,973	69.5%	66.2%	66.2%	—%
Segment Revenue	$148,085	$134,125	$13,960	10.4%	8.6%	8.6%	—%
Segment Adjusted EBITDA	$63,864	$61,454	$2,410
Segment Adjusted EBITDA Margin	43.1%	45.8%

SIX MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the six months ended June 30, 2021 compared to the prior year period include the following:
•organic storage rental revenue growth from leases signed during the first half of 2021 and in prior periods, and service revenue growth from project revenue, partially offset by churn of 420 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 270 basis point decrease in Adjusted EBITDA Margin reflecting a change in revenue mix due to lower margin project revenue during the period, which is expected to have a temporary impact on segment margins.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	43

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$29,957	$28,742	$1,215	4.2%	2.9%	5.2%	(2.3)%
Service	19,890	9,627	10,263	106.6%	93.8%	50.3%	43.5%
Segment Revenue	$49,847	$38,369	$11,478	29.9%	26.5%	17.7%	8.8%
Segment Adjusted EBITDA	$(58,109)	$(54,912)	$(3,197)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.2)%	(5.6)%

	SIX MONTHS ENDED JUNE 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$60,162	$57,681	$2,481	4.3%	3.1%	4.3%	(1.2)%
Service	33,323	25,643	7,680	29.9%	24.8%	8.0%	16.8%
Segment Revenue	$93,485	$83,324	$10,161	12.2%	9.9%	5.5%	4.4%
Segment Adjusted EBITDA	$(116,538)	$(111,780)	$(4,758)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.3)%	(5.5)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the six months ended June 30, 2021 compared to the prior year period include the following:
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts business, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations; and
•a decrease in Adjusted EBITDA driven by higher wages and benefits due to normal inflation and higher corporate bonus compensation accruals, partially offset by benefits from Project Summit and ongoing cost containment measures.

44	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

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
PROJECT SUMMIT
As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total Restructuring Charges of $450.0 million. From the inception of Project Summit through June 30, 2021, we have incurred approximately $322.2 million of Restructuring Charges related to Project Summit, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees. From the inception of Project Summit through June 30, 2021, we have also incurred $20.1 million of capital expenditures.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2021	2020
Cash Flows from Operating Activities	$389,202	$439,074
Cash Flows from Investing Activities	(7,351)	(344,211)
Cash Flows from Financing Activities	(270,939)	616,912
Cash and Cash Equivalents, including Restricted Cash, End of Period	315,928	907,180
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the six months ended June 30, 2021, net cash flows provided by operating activities decreased by $49.9 million compared to the prior year period, primarily due to a decrease in cash from working capital of $40.9 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable and a decrease in net income (including non-cash charges) of $9.0 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the six months ended June 30, 2021 is highlighted below:
•We paid cash for capital expenditures of $295.6 million. Additional details of our capital spending are included in the “Capital Expenditures" section below.
•We received $209.7 million in proceeds from sales of property, plant and equipment, primarily related to proceeds from sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021.
•We received $213.9 million in net proceeds from the IPM Divestment.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the six months ended June 30, 2021 included:
•Net proceeds of $143.4 million primarily associated with borrowings under the Accounts Receivable Securitization Program and Revolving Credit Facility.
•Repurchase of noncontrolling interest of $75.0 million.
•Payment of dividends in the amount of $359.8 million on our common stock.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	45

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
The following table presents our capital spend for the six months ended June 30, 2021 and 2020, organized by the type of the spending as described in our Annual Report (in thousands):

	SIX MONTHS ENDED JUNE 30,
NATURE OF CAPITAL SPEND	2021	2020
Growth Investment Capital Expenditures:
Data Center	$136,446	$91,831
Real Estate	39,525	28,624
Innovation and Other	9,144	2,508
Total Growth Investment Capital Expenditures	185,115	122,963
Recurring Capital Expenditures:
Real Estate	29,813	17,295
Non-Real Estate	31,656	22,570
Data Center	3,023	4,247
Total Recurring Capital Expenditures	64,492	44,112
Total Capital Spend (on accrual basis)	249,607	167,075
Net increase (decrease) in prepaid capital expenditures	116	1,569
Net decrease (increase) in accrued capital expenditures	45,863	31,514
Total Capital Spend (on cash basis)	$295,586	$200,158
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
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first six months of 2021 and fiscal year 2020.
On August 5, 2021, we declared a dividend to our stockholders of record as of September 15, 2021 of $0.6185 per share, payable on October 6, 2021.

46	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of June 30, 2021 is related to cash and cash equivalents. See Note 2.f. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of June 30, 2021 is as follows (in thousands):

	JUNE 30, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$—	$(6,896)	$(6,896)
Term Loan A	209,375	—	209,375
Term Loan B	676,234	(5,620)	670,614
Australian Dollar Term Loan	233,754	(1,130)	232,624
UK Bilateral Revolving Credit Facility	193,701	(939)	192,762
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	553,430	(4,441)	548,989
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(1)	1,000,000	(8,887)	991,113
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(1)	825,000	(7,971)	817,029
5% Senior Notes due 2028 (the “5% Notes”)(1)	500,000	(5,125)	494,875
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(1)	1,000,000	(11,934)	988,066
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(1)	1,300,000	(13,664)	1,286,336
4 1/2% Senior Notes due 2031 (the “4 1/2 Notes”)(1)	1,100,000	(12,026)	1,087,974
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(1)	600,000	(6,437)	593,563
Real Estate Mortgages, Financing Lease Liabilities and Other	485,244	(954)	484,290
Accounts Receivable Securitization Program	276,800	(512)	276,288
Total Long-term Debt	8,953,538	(86,536)	8,867,002
Less Current Portion	(106,274)	—	(106,274)
Long-term Debt, Net of Current Portion	$8,847,264	$(86,536)	$8,760,728
(1)Collectively, the “Parent Notes".
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
UK BILATERAL REVOLVING CREDIT FACILITY
On May 25, 2021, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. The UK Bilateral Facility now contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. There were no other changes to the terms of the UK Bilateral Revolving Credit Facility described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within long-term debt, net of current portion at June 30, 2021 and within current portion of long-term debt at December 31, 2020 in our Condensed Consolidated Balance Sheets. There were no other changes to the terms of the Accounts Receivable Securitization Program described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of June 30, 2021, we had outstanding letters of credit totaling $36.7 million, of which $3.2 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between September 2021 and March 2025.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	47

Part I. Financial Information

DEBT COVENANTS
The Credit Agreement (as defined in Note 6 to Notes of Condensed Consolidated Financial Statements included in this Quarterly Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments (i) for non-cash charges and for expected benefits associated with completed acquisitions, and (ii) to exclude the effects of events that are extraordinary, unusual or non-recurring, such as the COVID-19 pandemic.
Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of June 30, 2021 are as follows:

	JUNE 30, 2021	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.3	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.9	Maximum allowable of 4.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.8	Maximum allowable of 7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.2	Minimum allowable of 2.0(1)
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

48	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

DERIVATIVE INSTRUMENTS
A. INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of June 30, 2021, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
EQUITY FINANCING
In 2017, we entered into a distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the agents under the agreement (the “At The Market (ATM) Equity Program”). During the six months ended June 30, 2021, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of June 30, 2021, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
ACQUISITIONS
During the second quarter of 2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45.0 million.
POTENTIAL FRANKFURT DATA CENTER ACQUISITION
In July 2021, we entered into an agreement to acquire a data center in Frankfurt, Germany from Keppell DC Pte. Ltd. and Graphite (DC) BV for approximately 76.0 million Euros. The completion of the transaction is subject to certain closing conditions; accordingly, we can provide no assurances that we will be able to complete the transaction or that it will not be delayed. We expect to close the transaction during the second half of 2021.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	49

Part I. Financial Information

INVESTMENTS
2021 NEWLY FORMED JOINT VENTURE
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
Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500.0 million Indian rupees (or approximately $100.0 million, based upon the current exchange rate between the United States dollar and Indian rupee), and, over time, we expect to acquire a majority interest in the Web Werks JV.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	JUNE 30, 2021		DECEMBER 31, 2020
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$50,135	38%	$—	—%
Joint venture with AGC Equity Partners	26,387	20%	26,500	20%
Joint venture with MakeSpace Labs, Inc.(1)	24,069	45%	16,924	39%
(1)    During both the first quarter and second quarter of 2021, we made capital contributions of $6.5 million to this joint venture.
See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2021 joint ventures.

50	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2021 (the "Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	51

Part II

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended June 30, 2021, nor did we repurchase any shares of our common stock during the three months ended June 30, 2021.
ITEM 5. OTHER INFORMATION
Disclosure Pursuant to Section 13(r) of the Exchange Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, including specified activities or transactions relating to persons designated under Executive Order No. 13382 (70 Fed. Reg. 38567). As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), during the first quarter of 2020, we determined that one of our non-U.S. subsidiaries provided limited document storage and handling services during such quarter, and in prior periods since the reporting requirement took effect, to an entity designated under Executive Order No. 13382 located outside of Iran (“Entity”).

During the second quarter of 2020, the non-U.S. subsidiary notified the Entity of its decision to terminate the relationship and took steps to treat the property held in storage for the Entity as blocked property under regulations administered by OFAC, including by placing blocks and notices on the Entity’s account and instructing relevant employees of the non-U.S. subsidiary. Notwithstanding such procedures, through a review process, the Company became aware that an employee of the non-U.S. subsidiary authorized the destruction of the Entity’s property. The Company conducted a review of the matter which resulted in remediation actions including the termination of the employee. The non-U.S. subsidiary in question did not receive any revenue in connection with this activity and, except for related communications, has not engaged in any other activity with the Entity during the period covered by this report. Consistent with the disclosure contained in the Annual Report, we do not intend to continue any activity involving the Entity.

On August 5, 2021, we submitted an Initial Notice of Voluntary Disclosure to OFAC regarding the destruction of the Entity’s property. We continue to investigate the matter and intend to submit a Final Notice of Voluntary Disclosure to OFAC once the investigation is complete. We will continue to cooperate fully with OFAC in its review of this matter and to enhance our processes and procedures designed to promote compliance with our obligations under applicable international sanctions law.

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	53

Part II. Other Information

ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
3.1	Amendment and Restatement of the Iron Mountain Incorporated Bylaws. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2021.)
10.1	Third Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2021.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

54	IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: August 5, 2021

IRON MOUNTAIN JUNE 30, 2021 FORM 10-Q	55