Form 10-Q
period 2021-09-30
IRON MOUNTAIN INC
filed 2021-11-04
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2021, the registrant had 289,549,498 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2021 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020
	3	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and 2020
	4	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2021 and 2020
	5	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020
	6	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2021
	7	Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2020
	8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020
	9	Notes to Condensed Consolidated Financial Statements (Unaudited)
30	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
53	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
55	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
55	ITEM 6.	Exhibits
56	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$161,439	$205,063
Accounts receivable (less allowances of $60,214 and $56,981 as of September 30, 2021 and December 31, 2020, respectively)	884,348	859,344
Prepaid expenses and other	223,266	205,380
Total Current Assets	1,269,053	1,269,787
Property, Plant and Equipment:
Property, plant and equipment	8,503,171	8,246,337
Less—Accumulated depreciation	(3,914,553)	(3,743,894)
Property, Plant and Equipment, Net	4,588,618	4,502,443
Other Assets, Net:
Goodwill	4,472,641	4,557,609
Customer relationships, customer inducements and data center lease-based intangibles	1,230,330	1,326,977
Operating lease right-of-use assets	2,308,047	2,196,502
Other	365,706	295,949
Total Other Assets, Net	8,376,724	8,377,037
Total Assets	$14,234,395	$14,149,267
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$318,144	$193,759
Accounts payable	324,210	359,863
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	926,360	1,146,288
Deferred revenue	257,593	295,785
Total Current Liabilities	1,826,307	1,995,695
Long-term Debt, net of current portion	8,815,273	8,509,555
Long-term Operating Lease Liabilities, net of current portion	2,164,449	2,044,598
Other Long-term Liabilities	155,048	204,508
Deferred Income Taxes	236,782	198,377
Commitments and Contingencies
Redeemable Noncontrolling Interests	61,390	59,805
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 289,546,146 and 288,273,049 shares as of September 30, 2021 and December 31, 2020, respectively)	2,895	2,883
Additional paid-in capital	4,407,253	4,340,078
(Distributions in excess of earnings) Earnings in excess of distributions	(3,101,813)	(2,950,339)
Accumulated other comprehensive items, net	(334,453)	(255,893)
Total Iron Mountain Incorporated Stockholders' Equity	973,882	1,136,729
Noncontrolling Interests	1,264	—
Total Equity	975,146	1,136,729
Total Liabilities and Equity	$14,234,395	$14,149,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Revenues:
Storage rental	$718,614	$696,294
Service	411,534	340,353
Total Revenues	1,130,148	1,036,647
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	481,663	434,505
Selling, general and administrative	241,596	232,095
Depreciation and amortization	174,818	157,252
Acquisition and Integration Costs	1,138	—
Restructuring Charges	50,432	48,371
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(935)	(75,840)
Total Operating Expenses	948,712	796,383
Operating Income (Loss)	181,436	240,264
Interest Expense, Net (includes Interest Income of $2,160 and $2,476 for the three months ended September 30, 2021 and 2020, respectively)	103,809	104,303
Other (Income) Expense, Net	(18,501)	83,465
Net Income (Loss) Before Provision (Benefit) for Income Taxes	96,128	52,496
Provision (Benefit) for Income Taxes	28,017	13,934
Net Income (Loss)	68,111	38,562
Less: Net Income (Loss) Attributable to Noncontrolling Interests	428	168
Net Income (Loss) Attributable to Iron Mountain Incorporated	$67,683	$38,394
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13
Weighted Average Common Shares Outstanding—Basic	289,762	288,403
Weighted Average Common Shares Outstanding—Diluted	291,482	288,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Revenues:
Storage rental	$2,144,942	$2,056,797
Service	1,187,002	1,030,820
Total Revenues	3,331,944	3,087,617
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,408,151	1,308,119
Selling, general and administrative	760,098	712,775
Depreciation and amortization	507,145	483,686
Acquisition and Integration Costs	3,415	—
Restructuring Charges	129,686	128,715
Intangible impairments	—	23,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(134,321)	(78,170)
Total Operating Expenses	2,674,174	2,578,125
Operating Income (Loss)	657,770	509,492
Interest Expense, Net (includes Interest Income of $5,858 and $6,491 for the nine months ended September 30, 2021 and 2020, respectively)	313,451	313,408
Other (Income) Expense, Net	(200,018)	66,439
Net Income (Loss) Before Provision (Benefit) for Income Taxes	544,337	129,645
Provision (Benefit) for Income Taxes	153,073	33,304
Net Income (Loss)	391,264	96,341
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,693	1,058
Net Income (Loss) Attributable to Iron Mountain Incorporated	$388,571	$95,283
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$1.34	$0.33
Diluted	$1.34	$0.33
Weighted Average Common Shares Outstanding—Basic	289,255	288,105
Weighted Average Common Shares Outstanding—Diluted	290,697	288,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Net Income (Loss)	$68,111	$38,562
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(91,263)	44,883
Change in Fair Value of Derivative Instruments	14,665	(184)
Total Other Comprehensive (Loss) Income	(76,598)	44,699
Comprehensive (Loss) Income	(8,487)	83,261
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(370)	522
Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(8,117)	$82,739

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Net Income (Loss)	$391,264	$96,341
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(115,075)	(109,742)
Change in Fair Value of Derivative Instruments	35,505	(11,507)
Total Other Comprehensive (Loss) Income	(79,570)	(121,249)
Comprehensive Income (Loss)	311,694	(24,908)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,683	406
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$310,011	$(25,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2021	$1,147,742	289,458,768	$2,895	$4,392,396	$(2,988,896)	$(258,653)	$—	$64,660
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	14,857	87,378	—	14,857	—	—	—	—
Change in equity related to redeemable noncontrolling interests	—	—	—	—	—	—	—	168
Parent cash dividends declared	(180,600)	—	—	—	(180,600)	—	—	—
Foreign currency translation adjustment	(90,512)	—	—	—	—	(90,465)	(47)	(751)
Change in fair value of derivative instruments	14,665	—	—	—	—	14,665	—	—
Net income (loss)	67,683	—	—	—	67,683	—	—	428
Noncontrolling interests dividends	—	—	—	—	—	—	—	(597)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, September 30, 2021	$975,146	289,546,146	$2,895	$4,407,253	$(3,101,813)	$(334,453)	$1,264	$61,390

NINE MONTHS ENDED SEPTEMBER 30, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$—	$59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	66,507	1,273,097	12	66,495	—	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	—	(512)
Parent cash dividends declared	(540,045)	—	—	—	(540,045)	—	—	—
Foreign currency translation adjustment	(114,112)	—	—	—	—	(114,065)	(47)	(963)
Change in fair value of derivative instruments	35,505	—	—	—	—	35,505	—	—
Net income (loss)	388,571	—	—	—	388,571	—	—	2,693
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,882)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	2,567
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, September 30, 2021	$975,146	289,546,146	$2,895	$4,407,253	$(3,101,813)	$(334,453)	$1,264	$61,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2020
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, June 30, 2020	$1,024,331	288,142,703	$2,881	$4,325,803	$(2,876,861)	$(427,523)	$31	$63,512
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	9,997	20,263	1	9,996	—	—	—	—
Parent cash dividends declared	(179,677)	—	—	—	(179,677)	—	—	—
Foreign currency translation adjustment	44,529	—	—	—	—	44,529	—	354
Change in fair value of derivative instruments	(184)	—	—	—	—	(184)	—	—
Net income (loss)	38,250	—	—	—	38,394	—	(144)	312
Noncontrolling interests dividends	—	—	—	—	—	—	—	(512)
Balance, September 30, 2020	$937,246	288,162,966	$2,882	$4,335,799	$(3,018,144)	$(383,178)	$(113)	$63,666

NINE MONTHS ENDED SEPTEMBER 30, 2020
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2019	$1,464,227	287,299,645	$2,873	$4,298,566	$(2,574,896)	$(262,581)	$265	$67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	34,639	863,321	9	34,630	—	—	—	—
Change in equity related to redeemable noncontrolling interests	2,603	—	—	2,603	—	—	—	(2,603)
Parent cash dividends declared	(538,531)	—	—	—	(538,531)	—	—	—
Foreign currency translation adjustment	(109,090)	—	—	—	—	(109,090)	—	(652)
Change in fair value of derivative instruments	(11,507)	—	—	—	—	(11,507)	—	—
Net income (loss)	94,905	—	—	—	95,283	—	(378)	1,436
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,197)
Balance, September 30, 2020	$937,246	288,162,966	$2,882	$4,335,799	$(3,018,144)	$(383,178)	$(113)	$63,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$391,264	$96,341
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	347,269	334,780
Amortization (includes amortization of deferred financing costs and discounts of $12,470 and $13,150 for the nine months ended September 30, 2021 and 2020, respectively)	172,346	162,057
Intangible impairments	—	23,000
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	6,578	7,612
Stock-based compensation expense	46,852	35,618
Provision (benefit) for deferred income taxes	36,333	(3,074)
Loss on early extinguishment of debt	—	68,300
Gain on IPM Divestment (as defined in Note 4)	(180,569)	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(134,321)	(78,170)
Foreign currency transactions and other, net	(13,239)	4,043
(Increase) decrease in assets	(112,753)	(10,219)
(Decrease) increase in liabilities	(96,423)	(13,070)
Cash Flows from Operating Activities	463,337	627,218
Cash Flows from Investing Activities:
Capital expenditures	(418,976)	(309,162)
Cash paid for acquisitions, net of cash acquired	(203,752)	(118,581)
Acquisition of customer relationships	(4,800)	(3,529)
Customer inducements	(5,148)	(8,269)
Contract fulfillment costs and third-party commissions	(43,699)	(30,705)
Investments in joint ventures and other investments	(72,153)	(6,850)
Net proceeds from IPM Divestment	213,878	—
Proceeds from sales of property and equipment and other, net	214,865	116,965
Cash Flows from Investing Activities	(319,785)	(360,131)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(2,622,555)	(7,354,790)
Proceeds from revolving credit facility, term loan facilities and other debt	3,037,476	7,090,842
Early redemption of senior notes, including call premiums	—	(2,942,554)
Net proceeds from sales of senior notes	—	3,465,000
Debt repayment and equity distribution to noncontrolling interests	(1,882)	(2,197)
Repurchase of noncontrolling interest	(75,000)	—
Parent cash dividends	(538,902)	(537,853)
Net proceeds (payments) associated with employee stock-based awards	19,655	(979)
Other, net	3,621	(24,643)
Cash Flows from Financing Activities	(177,587)	(307,174)
Effect of Exchange Rates on Cash and Cash Equivalents	(9,589)	(1,496)
(Decrease) increase in Cash and Cash Equivalents	(43,624)	(41,583)
Cash and Cash Equivalents, including Restricted Cash, Beginning of Period	205,063	193,555
Cash and Cash Equivalents, including Restricted Cash, End of Period	$161,439	$151,972
Supplemental Information:
Cash Paid for Interest	$395,355	$357,897
Cash Paid for Income Taxes, Net	$96,174	$27,430
Non-Cash Investing and Financing Activities:
Financing Leases	$40,590	$34,889
Accrued Capital Expenditures	$60,418	$58,175
Fair Value of Investments Applied to Acquisitions	$—	$27,276
Dividends Payable	$189,010	$186,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

8	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the nine months ended September 30, 2021 is as follows:

Balance as of December 31, 2020	$56,981
Credit memos charged to revenue	29,996
Allowance for bad debts charged to expense	16,371
Deductions and other(1)	(43,134)
Balance as of September 30, 2021	$60,214
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable, allowances associated with businesses acquired and the impact associated with currency translation adjustments.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020 are as follows:

DESCRIPTION	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets:
Operating lease right-of-use assets	$2,308,047	$2,196,502
Financing lease right-of-use assets, net of accumulated depreciation(1)	307,032	310,534
Liabilities:
Current
Operating lease liabilities	$257,884	$250,239
Financing lease liabilities(1)	42,442	43,149
Long-term
Operating lease liabilities	$2,164,449	$2,044,598
Financing lease liabilities(1)	321,682	323,162
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2021	2020	2021	2020
Operating lease cost(1)	$140,551	$122,737	$408,312	$365,303
Financing lease cost:
Depreciation of financing lease right-of-use assets	$14,006	$12,973	$39,062	$38,495
Interest expense for financing lease liabilities	5,055	4,891	14,940	14,664
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $28,835 and $86,422 for the three and nine months ended September 30, 2021, respectively, and $27,486 and $82,287 for the three and nine months ended September 30, 2020, respectively.
Other information: Supplemental cash flow information relating to our leases for the nine months ended September 30, 2021 and 2020 is as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2021	2020
Operating cash flows used in operating leases	$291,535	$266,619
Operating cash flows used in financing leases (interest)	14,940	14,664
Financing cash flows used in financing leases	35,360	36,008
NON-CASH ITEMS:
Operating lease modifications and reassessments	$103,158	$89,727
New operating leases (including acquisitions and sale-leaseback transactions)	240,822	173,635

10	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. GOODWILL
Our reporting units as of December 31, 2020 are described in detail in Note 2.k. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first nine months of 2021 (as described in Note 3) has been incorporated into our reporting units as they existed as of December 31, 2020.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2021 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2020	$4,024,182	$436,987	$96,440	$4,557,609
Non-tax deductible goodwill acquired during the period	17,180	—	9,991	27,171
Goodwill allocated to IPM Divestment	—	—	(46,105)	(46,105)
Fair value and other adjustments	(6,091)	—	(1,268)	(7,359)
Currency effects	(49,737)	(7,995)	(943)	(58,675)
Goodwill balance, net accumulated amortization as of September 30, 2021	$3,985,534	$428,992	$58,115	$4,472,641
Accumulated goodwill impairment balance as of September 30, 2021	$132,409	$—	$26,011	$158,420
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
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2021 and December 31, 2020 are as follows:

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$51,257	38%	$—	—%
Joint venture with AGC Equity Partners (the “Frankfurt JV”)	26,272	20%	26,500	20%
Joint venture with MakeSpace Labs, Inc. (the “MakeSpace JV”)	27,419	48%	16,924	39%

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows:

		FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT SEPTEMBER 30, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$9,186	$—	$9,186	$—
Time Deposits	2,175	—	2,175	—
Trading Securities	11,713	11,572	141	—
Derivative Assets	1,214	—	1,214	—
Derivative Liabilities	15,412	—	15,412	—

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$62,657	$—	$62,657	$—
Time Deposits	2,121	—	2,121	—
Trading Securities	10,892	10,636	256	—
Derivative Liabilities	49,703	—	49,703	—
There were no material items that are measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020, other than (i) those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) our investment in the Web Werks JV, as described in Note 2.e., and (iii) those acquired in acquisitions that occurred during the nine months ended September 30, 2021, as described in Note 3, all of which are based on Level 3 inputs.
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

12	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2021			NINE MONTHS ENDED SEPTEMBER 30, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(229,790)	$(28,863)	$(258,653)	$(206,190)	$(49,703)	$(255,893)
Other comprehensive (loss) income):
Foreign currency translation and other adjustments	(90,465)	—	(90,465)	(114,065)	—	(114,065)
Change in fair value of derivative instruments	—	14,665	14,665	—	35,505	35,505
Total other comprehensive (loss) income	(90,465)	14,665	(75,800)	(114,065)	35,505	(78,560)
End of Period	$(320,255)	$(14,198)	$(334,453)	$(320,255)	$(14,198)	$(334,453)

	THREE MONTHS ENDED SEPTEMBER 30, 2020			NINE MONTHS ENDED SEPTEMBER 30, 2020
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(406,444)	$(21,079)	$(427,523)	$(252,825)	$(9,756)	$(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	44,529	—	44,529	(109,090)	—	(109,090)
Change in fair value of derivative instruments	—	(184)	(184)	—	(11,507)	(11,507)
Total other comprehensive income (loss)	44,529	(184)	44,345	(109,090)	(11,507)	(120,597)
End of Period	$(361,915)	$(21,263)	$(383,178)	$(361,915)	$(21,263)	$(383,178)

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, “Contract Fulfillment Costs”). Contract Fulfillment Costs as of September 30, 2021 and December 31, 2020 are as follows:

	SEPTEMBER 30, 2021			DECEMBER 31, 2020
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$71,540	$(41,246)	$30,294	$63,721	$(33,352)	$30,369
Commissions asset	107,298	(48,708)	58,590	91,069	(38,787)	52,282
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Deferred revenue - Current	Deferred revenue	$257,593	$295,785
Deferred revenue - Long-term	Other Long-term Liabilities	34,342	35,612
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Storage rental revenue(1)	$72,411	$68,416	$210,805	$196,823
(1)Revenue associated with power and connectivity included within storage rental revenue was $14,639 and $42,333 for the three and nine months ended September 30, 2021, respectively, and $12,033 and $34,986 for the three and nine months ended September 30, 2020, respectively.

14	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. STOCK-BASED COMPENSATION
PLAN AMENDMENTS
In May 2021, our stockholders (1) approved an amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (the “2014 Plan”) to (i) increase the number of shares of our common stock authorized for issuance thereunder by 8,000,000 from 12,750,000 to 20,750,000, (ii) extend the termination date of the 2014 Plan from May 24, 2027 to May 12, 2031, (iii) provide that, other than in specified circumstances, no equity-based award will vest before the first anniversary of the date of grant and (iv) provide that dividends and dividend equivalents are not paid with respect to stock options or stock appreciation rights and (2) approved an amendment to the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 from 1,000,000 to 2,000,000.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the cost of stock options, restricted stock units (“RSUs”), performance units (“PUs”) and shares of stock issued under our employee stock purchase plan (collectively, “Employee Stock-Based Awards”) for the three and nine months ended September 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Stock-based compensation expense	$13,200	$8,946	$46,852	$35,618
As of September 30, 2021, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $48,494.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three and nine months ended September 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Fair value of RSUs vested	$8,425	$2,766	$31,404	$24,411
Fair value of earned PUs that vested	22,030	1,370	27,856	12,421
As of September 30, 2021, we expected 133%, 114% and 103% achievement of each of the predefined targets associated with the awards of PUs made in 2021, 2020 and 2019, respectively.
K. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Total Acquisition and Integration Costs for the three and nine months ended September 30, 2021 is $1,138 and $3,415, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L. (GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated (gain) loss on disposal/write-down of property, plant and equipment, net for the three and nine months ended September 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020(1)	2021(2)	2020(1)
(Gain) Loss on disposal/write-down of property, plant and equipment, net (3)	$(935)	$(75,840)	$(134,321)	$(78,170)
(1) The gains for both the three and nine months ended September 30, 2020 primarily consisted of gains of approximately $76,400 associated with the sale-leaseback transactions of two facilities in the United States.
(2) The gains for the nine months ended September 30, 2021 primarily consisted of gains of approximately $127,400 associated with the sale-leaseback transactions of five facilities in the United Kingdom, which occurred during the second quarter of 2021.
(3) The gains recognized during both 2021 and 2020 are a result of our program to monetize a small portion of our industrial assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in detail in Note 2.i. to Notes to Consolidated Financial Statements included in our Annual Report.
M. OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DESCRIPTION	2021	2020	2021	2020
Foreign currency transaction (gains) losses, net	$(23,200)	$29,635	$(16,157)	$(6,293)
Debt extinguishment expense	—	51,260	—	68,300
Other, net(1)	4,699	2,570	(183,861)	4,432
Other (Income) Expense, Net	$(18,501)	$83,465	$(200,018)	$66,439
(1)Other, net for the nine months ended September 30, 2021 is primarily comprised of (a) a gain of approximately $180,600 associated with our IPM Divestment and (b) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.

16	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Effective Tax Rate(1)	29.1%	26.5%	28.1%	25.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2021 and 2020 were the impacts of differences in the tax rates at which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction. The costs associated with Project Summit (as defined in Note 11) are more heavily weighted to our United States qualified REIT subsidiaries ("QRSs"), and, therefore, provide no tax benefit. Additionally, the nine months ended September 30, 2021, reflects a discrete tax expense of approximately $12,000 primarily resulting from a tax law change in the United Kingdom.
At December 31, 2020, we concluded that it was our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign taxable REIT subsidiaries (“TRSs”) outside the United States, with the exception of certain limited instances. During 2021, as a result of the enactment of a tax law and the closing of various acquisitions, we reassessed this intention and concluded that it is no longer our intention to reinvest our undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes. However, such future repatriations may require distributions to our stockholders in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We expect to provide for foreign withholding taxes on the current and future earnings of all of our foreign subsidiaries as the result of such reassessment.
O. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net Income (Loss)	$68,111	$38,562	$391,264	$96,341
Less: Net Income (Loss) Attributable to Noncontrolling Interests	428	168	2,693	1,058
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$67,683	$38,394	$388,571	$95,283
Weighted-average shares—basic	289,762,000	288,403,000	289,255,000	288,105,000
Effect of dilutive potential stock options	869,600	14,758	522,642	28,723
Effect of dilutive potential RSUs and PUs	850,655	392,943	918,954	337,588
Weighted-average shares—diluted	291,482,255	288,810,701	290,696,596	288,471,311
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.23	$0.13	$1.34	$0.33
Diluted	$0.23	$0.13	$1.34	$0.33
Antidilutive stock options, RSUs and PUs, excluded from the calculation	351,673	5,529,126	1,813,880	5,959,693

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	17

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

3. ACQUISITIONS
INFOFORT ACQUISITION
On September 15, 2021, in order to further expand our records management operations in the Middle East and North Africa, we acquired Information Fort, LLC, a records and information management provider, for approximately $90,300.
FRANKFURT DATA CENTER ACQUISITION
On September 23, 2021, in order to further enhance our data center operations in Germany, we acquired a Frankfurt data center for approximately 77,900 Euros (or approximately $91,300, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition).
OTHER 2021 ACQUISITIONS
In addition to the transactions noted above, during the nine months ended September 30, 2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45,100.

18	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2021 acquisitions through September 30, 2021 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2021
Cash Paid (gross of cash acquired)	$224,192
Fair Value of Noncontrolling Interests	3,878
Purchase Price Holdbacks and Other	2,534
Total Consideration	230,604
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	20,440
Accounts Receivable, Prepaid Expenses and Other Assets	25,392
Property, Plant and Equipment(1)	147,132
Customer Relationship Intangible Assets(2)	39,315
Operating Lease Right-of-Use Assets	45,209
Data Center In-Place Leases(3)	4,994
Data Center Tenant Relationships(4)	4,682
Data Center Above-Market Leases(5)	1,042
Debt Assumed	(9,026)
Accounts Payable, Accrued Expenses and Other Liabilities	(23,082)
Operating Lease Liabilities	(45,209)
Deferred Income Taxes	(7,436)
Data Center Below-Market Leases(5)	(20)
Total Fair Value of Identifiable Net Assets Acquired	203,433
Goodwill Initially Recorded	$27,171
(1)Consists primarily of land and building.
(2)The preliminary weighted average lives of customer relationship intangible assets associated with acquisitions is 9 years.
(3)     The preliminary weighted average lives of data center in-place leases associated with acquisitions is 5 years.
(4) The preliminary weighted average lives of data center tenant relationships associated with acquisitions is 5 years.
(5) The preliminary weighted average lives of data center above-market leases associated with acquisitions is 5 years and the weighted average lives of data center below-market leases associated with acquisitions is 4 years.
The preliminary purchase price allocations that are not finalized as of September 30, 2021 relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets) and property, plant and equipment associated with the acquisitions we closed in 2021. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the nine months ended September 30, 2021 were not material to our results from operations.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. DIVESTMENTS
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $216,600 (the “IPM Divestment”). As a result of the IPM Divestment, we recorded a gain on sale of approximately $180,600 to Other (income) expense, net, during the nine months ended September 30, 2021, the substantial majority of which was recorded during the second quarter of 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business.
We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 through the closing date of the IPM Divestment and the cash flows associated with this business is presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 through the closing date of the IPM Divestment.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2021 and December 31, 2020, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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

20	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
(Liabilities) assets recognized in our Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$(13,116)	$(21,062)
Net Investment Hedges(3)
August 2023 Cross-Currency Swap Agreements	$(2,296)	$(8,229)
February 2026 Cross-Currency Swap Agreements	1,214	(20,412)
(1)Our derivative assets are included as a component of Other assets in our Condensed Consolidated Balance Sheets and our derivative liabilities are included either as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2021, $1,214 is included within Other assets, $4,296 is included within Accrued expenses and other current liabilities and $11,116 is included within Other long-term liabilities. As of December 31, 2020, $49,703 is included within Other long-term liabilities.
(2)As of September 30, 2021, cumulative net losses of $13,116 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of September 30, 2021, cumulative net losses of $1,082 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.
Unrealized gains (losses) recognized during the three and nine months ended September 30, 2021 and 2020, by derivative instrument, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
DERIVATIVE INSTRUMENTS(1)	2021	2020	2021	2020
Cash Flow Hedges
Interest Rate Swap Agreements	$1,950	$1,185	$7,946	$(14,445)
Net Investment Hedges
August 2023 Cross-Currency Swap Agreements	$2,655	$(5,716)	$5,933	$(1,408)
February 2026 Cross-Currency Swap Agreements	10,060	4,346	21,626	4,346
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
Foreign exchange gains (losses) associated with this hedge of net investment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021(1)	2020	2021(1)	2020
Foreign exchange gains (losses) associated with net investment hedge	$—	$(16,604)	$—	$(17,005)
(1)As there are no hedges of net investment outstanding during the three and nine months ended September 30, 2021, no foreign exchange gains (losses) associated with hedges of net investment have been recognized.

As of September 30, 2021, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT
Long-term debt is as follows:

	SEPTEMBER 30, 2021				DECEMBER 31, 2020
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$310,000	$(6,034)	$303,966	$310,000	$—	$(8,620)	$(8,620)	$—
Term Loan A(1)	206,250	—	206,250	206,250	215,625	—	215,625	215,625
Term Loan B	674,540	(5,308)	669,232	675,500	679,621	(6,244)	673,377	680,750
Australian Dollar Term Loan (the “AUD Term Loan”)(2)	223,109	(881)	222,228	223,557	243,152	(1,624)	241,528	244,014
UK Bilateral Revolving Credit Facility (the “UK Bilateral Facility”)	188,431	(874)	187,557	188,431	191,101	(1,307)	189,794	191,101
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	538,374	(4,151)	534,223	544,431	546,003	(4,983)	541,020	553,101
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(3)	1,000,000	(8,532)	991,468	1,035,000	1,000,000	(9,598)	990,402	1,046,250
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(3)	825,000	(7,676)	817,324	861,094	825,000	(8,561)	816,439	868,313
5% Senior Notes due 2028 (the “5% Notes”)(3)	500,000	(4,944)	495,056	521,250	500,000	(5,486)	494,514	523,125
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(3)	1,000,000	(11,573)	988,427	1,047,500	1,000,000	(12,658)	987,342	1,050,000
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(3)	1,300,000	(13,287)	1,286,713	1,376,375	1,300,000	(14,416)	1,285,584	1,400,750
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(3)	1,100,000	(11,715)	1,088,285	1,111,000	1,100,000	(12,648)	1,087,352	1,138,500
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(3)	600,000	(6,292)	593,708	642,000	600,000	(6,727)	593,273	660,000
Real Estate Mortgages, Financing Lease Liabilities and Other	483,934	(905)	483,029	483,934	511,922	(1,086)	510,836	511,922
Accounts Receivable Securitization Program	266,400	(449)	265,951	266,400	85,000	(152)	84,848	85,000
Total Long-term Debt	9,216,038	(82,621)	9,133,417		8,797,424	(94,110)	8,703,314
Less Current Portion	(319,025)	881	(318,144)		(193,759)	—	(193,759)
Long-term Debt, Net of Current Portion	$8,897,013	$(81,740)	$8,815,273		$8,603,665	$(94,110)	$8,509,555
(1)Collectively, the “Credit Agreement”. The Credit Agreement consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Credit Agreement is scheduled to mature on June 3, 2023. In addition, we also had various outstanding letters of credit totaling $3,064. The remaining amount available for borrowing under the Revolving Credit Facility as of September 30, 2021 was $1,436,936 (which amount represents the maximum availability as of such date). The average interest rate in effect under the Credit Agreement was 1.8% and 1.9% as of September 30, 2021 and December 31, 2020, respectively.
(2)The AUD Term Loan is scheduled to mature on September 22, 2022, at which point all obligations become due. The full amount of the AUD Term Loan is classified within the current portion of long-term debt in our Condensed Consolidated Balance Sheet as of September 30, 2021.
(3) Collectively, the “Parent Notes”.
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the Credit Agreement and our other long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of September 30, 2021 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2020 (which are disclosed in our Annual Report).

22	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)

UK BILATERAL REVOLVING CREDIT FACILITY
On May 25, 2021, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. After this amendment, the UK Bilateral Facility contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. On September 23, 2021, the UK Borrowers executed the one-year option to extend the maturity date to September 24, 2023. There were no other changes to the terms of the UK Bilateral Revolving Credit Facility described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 INTEREST RATE 2.1% As of September 30, 2021

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within long-term debt, net of current portion at September 30, 2021 and within current portion of long-term debt at December 31, 2020 in our Condensed Consolidated Balance Sheets. There were no other changes to the terms of the Accounts Receivable Securitization Program described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
OUTSTANDING BORROWINGS $266,400 INTEREST RATE 1.1% As of September 30, 2021

CASH POOLING
During the third quarter of 2021, certain of our subsidiaries in the Asia Pacific region began to participate in two cash pooling arrangements with JP Morgan Chase Bank, N.A. (“JPM”), one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the “JPM QRS Cash Pool") and the other for our TRSs in the Asia Pacific region (the "JPM TRS Cash Pool") (collectively, the “JPM Cash Pools”). Under the JPM Cash Pools, cash deposited by participating subsidiaries with JPM is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Condensed Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the JPM Cash Pools. We have executed overdraft facility agreements for the JPM QRS Cash Pool and the JPM TRS Cash Pool in amounts not to exceed $12,000 and $10,000, respectively. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool.
In addition to the JPM Cash Pools, we also utilize two separate cash pooling arrangements with Bank Mendes Gans ("BMG"), one of which we utilize to manage global liquidity requirements for our QRSs (the “BMG QRS Cash Pool”) and the other for our TRSs (the “BMG TRS Cash Pool”), each as described in more detail in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
The approximate amount of the net cash position for our cash pools and the approximate amount of the gross position and outstanding debit balances for each of these pools as of September 30, 2021 and December 31, 2020 are as follows:

	SEPTEMBER 30, 2021			DECEMBER 31, 2020
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
BMG QRS Cash Pool	$566,100	$(562,400)	$3,700	$448,700	$(447,400)	$1,300
BMG TRS Cash Pool	579,300	(578,300)	1,000	555,500	(553,500)	2,000
JPM QRS Cash Pool	4,200	(2,300)	1,900	—	—	—
JPM TRS Cash Pool	5,200	(4,700)	500	—	—	—
The net cash position balances as of September 30, 2021 and December 31, 2020 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of September 30, 2021, we had outstanding letters of credit totaling $36,506, of which $3,064 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between October 2021 and March 2025.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of September 30, 2021 and December 31, 2020. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.
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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $26,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.

24	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2020 and the nine months ended September 30, 2021, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 13, 2020	$0.6185	March 16, 2020	$178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
February 24, 2021	0.6185	March 15, 2021	178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
On November 4, 2021, we declared a dividend to our stockholders of record as of December 15, 2021 of $0.6185 per share, payable on January 6, 2022.
9. SEGMENT INFORMATION
Our three reportable operating segments as of December 31, 2020 are described in Note 10 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global Records and Information Management (“Global RIM”) Business
•Global Data Center Business
•Corporate and Other Business
The operations associated with acquisitions completed during the first nine months of 2021 have been incorporated into our existing reportable operating segments.
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Global RIM Business
Total Revenues	$995,577	$921,773	$2,955,803	$2,755,294
Adjusted EBITDA	442,798	393,883	1,281,668	1,169,671
Global Data Center Business
Total Revenues	$88,587	$72,814	$236,672	$206,939
Adjusted EBITDA	35,097	33,359	98,961	94,812
Corporate and Other Business
Total Revenues	$45,984	$42,060	$139,469	$125,384
Adjusted EBITDA	(60,126)	(51,230)	(176,664)	(163,010)
Total Consolidated
Total Revenues	$1,130,148	$1,036,647	$3,331,944	$3,087,617
Adjusted EBITDA	417,769	376,012	1,203,965	1,101,473

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	25

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
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three and nine months ended September 30, 2021 and 2020 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net Income (Loss)	$68,111	$38,562	$391,264	$96,341
Add/(Deduct):
Interest expense, net	103,809	104,303	313,451	313,408
Provision (benefit) for income taxes	28,017	13,934	153,073	33,304
Depreciation and amortization	174,818	157,252	507,145	483,686
Acquisition and Integration Costs	1,138	—	3,415	—
Restructuring Charges	50,432	48,371	129,686	128,715
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(935)	(75,840)	(134,321)	(78,170)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(21,517)	81,190	(209,001)	59,398
Stock-based compensation expense(1)	12,644	8,065	45,913	32,056
COVID-19 Costs(2)	—	—	—	9,285
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,252	175	3,340	450
Adjusted EBITDA	$417,769	$376,012	$1,203,965	$1,101,473
(1) Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the three and nine months ended September 30, 2021 and 2020.
(2) Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

26	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Global RIM Business
Records Management(1)	$767,059	$712,182	$2,285,000	$2,118,767
Data Management(1)	115,261	121,936	351,914	367,093
Information Destruction(1)(2)	113,257	87,655	318,889	269,434
Data Center(1)	—	—	—	—
Global Data Center Business
Records Management(1)	$—	$—	$—	$—
Data Management(1)	—	—	—	—
Information Destruction(1)(2)	—	—	—	—
Data Center(1)	88,587	72,814	236,672	206,939
Corporate and Other Business
Records Management(1)	$30,453	$25,720	$91,461	$75,675
Data Management(1)	15,531	16,340	48,008	49,709
Information Destruction(1)(2)	—	—	—	—
Data Center(1)	—	—	—	—
Total Consolidated
Records Management(1)	$797,512	$737,902	$2,376,461	$2,194,442
Data Management(1)	130,792	138,276	399,922	416,802
Information Destruction(1)(2)	113,257	87,655	318,889	269,434
Data Center(1)	88,587	72,814	236,672	206,939
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment. During the three and nine months ended September 30, 2021, we recognized revenue of approximately $1,200 and $3,100, respectively, associated with the Frankfurt JV Agreements.
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. We recognized revenue of approximately $9,300 and $24,900 for the three and nine months ended September 30, 2021, respectively, and $8,400 and $22,300 for the three and nine months ended September 30, 2020, respectively, associated with the MakeSpace Agreement.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	27

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of September 30, 2021, we have completed approximately 95% of our planned workforce reductions. The activities associated with Project Summit began in the fourth quarter of 2019 and are expected to be substantially complete by the end of 2021.
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
Restructuring Charges included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, and from the inception of Project Summit through September 30, 2021, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM THE INCEPTION OF PROJECT SUMMIT THROUGH SEPTEMBER 30, 2021
	2021	2020	2021	2020
Employee severance costs	$6,797	$13,579	$14,526	$31,229	$82,725
Professional fees and other costs	43,635	34,792	115,160	97,486	289,954
Restructuring Charges	$50,432	$48,371	$129,686	$128,715	$372,679
Restructuring Charges by segment for the three and nine months ended September 30, 2021 and 2020, and from the inception of Project Summit through September 30, 2021, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM THE INCEPTION OF PROJECT SUMMIT THROUGH SEPTEMBER 30, 2021
	2021	2020	2021	2020
Global RIM Business	$11,362	$16,183	$27,528	$37,245	$116,568
Global Data Center Business	1,285	296	2,922	986	4,860
Corporate and Other Business	37,785	31,892	99,236	90,484	251,251
Restructuring Charges	$50,432	$48,371	$129,686	$128,715	$372,679

28	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. PROJECT SUMMIT (CONTINUED)
A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, from December 31, 2019 through September 30, 2021, is as follows:

	EMPLOYEE SEVERANCE COSTS	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING CHARGES
Balance as of December 31, 2019	$4,823	$12,954	$17,777
Amounts accrued	47,349	147,047	194,396
Payments	(32,455)	(136,222)	(168,677)
Other, including currency translation adjustments	(3,439)	(4)	(3,443)
Balance as of December 31, 2020	16,278	23,775	40,053
Amounts accrued	14,525	115,161	129,686
Payments	(20,771)	(112,714)	(133,485)
Other, including currency translation adjustments	(939)	—	(939)
Balance as of September 30, 2021	$9,093	$26,222	$35,315

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	29

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2021, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2021 (our “Annual Report”).
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
•the costs of complying with, and our ability to comply with, laws, regulations and customer demands, including those relating to data security and privacy issues, as well as fire and safety and environmental standards;
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

30	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

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
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	31

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three and nine months ended September 30, 2021 within each section. Trends and changes that are consistent for both the three and nine month periods are not repeated and are discussed on a year to date basis only.

COVID-19
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. The preventative and protective actions that governments have ordered, or we or our customers have implemented, have resulted in a period of reduced service operations and business disruption for us, our customers and other third parties with which we do business. While we have broad geographic and customer diversification with operations in 63 countries and no single customer accounting for a significant portion of our revenue during the nine months ended September 30, 2021, COVID-19 is a global pandemic impacting numerous industries and geographies. While our service operations have increased from the reductions we experienced during the peak of the COVID-19 pandemic, future service revenues remain uncertain and will be dependent on the severity of the COVID-19 pandemic, including new variants of COVID-19 that may emerge.

PROJECT SUMMIT

Compelling Adjusted EBITDA Benefits	Implementation Details

~$375M Expected annual run-rate benefits realized exiting 2021	•Project Summit began in Q4 2019 and is expected to be substantially complete by the end of 2021 •Cost to implement is estimated to be ~$450M
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As a result of the program, we expect to reduce the number of positions at vice president and above by approximately 45%. The total program is expected to reduce our total managerial and administrative workforce by approximately 700 positions by the end of 2021. We have also reduced our services and operations workforce. As of September 30, 2021, we have completed approximately 95% of our planned workforce reductions.
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

Exiting 2021	$375 million (expected)

32	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

We estimate that the implementation of Project Summit will result in total operating expenditures (“Restructuring Charges”) of approximately $450.0 million that primarily consist of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who are assisting with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. The following table presents total Restructuring Charges related to Project Summit primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees from the inception of Project Summit through September 30, 2021, and for the three and nine months ended September 30, 2021:

TOTAL
From the Inception of Project Summit through September 30, 2021
	$372,679	$372.7 million

For the Three Months Ended September 30, 2021
	$50,432	$50.4 million

For the Nine Months Ended September 30, 2021
	$129,686	$129.7 million

We have also incurred approximately $6.6 million and $16.6 million in capital expenditures related to Project Summit during the three and nine months ended September 30, 2021 and approximately $26.7 million from the inception of Project Summit through September 30, 2021.
See Note 11 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information on the Restructuring Charges.
DIVESTMENTS
On June 7, 2021, as disclosed in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $216.6 million (the “IPM Divestment”). As described in Note 4 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, the IPM Divestment does not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements. Our IPM business represented approximately $0.0 million and $14.2 million of total revenues and approximately $0.0 million and $6.8 million of total net income for the three and nine months ended September 30, 2021, respectively. Our IPM business represented approximately $8.2 million and $24.7 million of total revenues and approximately $4.4 million and $14.1 million of total net income for the three and nine months ended September 30, 2020, respectively.
CHANGES IMPACTING COMPARABILITY WITH PRIOR YEAR
During the fourth quarter of 2020, we made changes to the definitions of the following non-GAAP measures: Adjusted EBITDA, Adjusted EPS, FFO (Nareit) and FFO (Normalized) (each as defined below). These changes were implemented to align our definitions more closely with our peers. All prior periods have been recast to conform to these changes.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	33

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
•Our organic service revenue growth is primarily due to increases in our service activity, particularly in regions where governments have lifted or eased restrictions on our customers’ non-essential business operations. While our service operations have increased from the reductions we experienced during the peak of the COVID-19 pandemic, future service revenues remain uncertain and will be dependent on the severity of the COVID-19 pandemic, including new variants of COVID-19 that may emerge.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the nine months ended September 30, 2021 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

10%
Product Cost of Sales and Other
41%
Labor
7%
Transportation
42%
Facilities

26%
Sales, Marketing and Account Management
74%
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

34	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net Income (Loss)	$68,111	$38,562	$391,264	$96,341
Add/(Deduct):
Interest expense, net	103,809	104,303	313,451	313,408
Provision (benefit) for income taxes	28,017	13,934	153,073	33,304
Depreciation and amortization	174,818	157,252	507,145	483,686
Acquisition and Integration Costs(1)	1,138	—	3,415	—
Restructuring Charges	50,432	48,371	129,686	128,715
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(935)	(75,840)	(134,321)	(78,170)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(21,517)	81,190	(209,001)	59,398
Stock-based compensation expense(2)	12,644	8,065	45,913	32,056
COVID-19 Costs(3)	—	—	—	9,285
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,252	175	3,340	450
Adjusted EBITDA	$417,769	$376,012	$1,203,965	$1,101,473
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
(2) Stock-based compensation expense related to Project Summit is included within Restructuring Charges for the three and nine months ended September 30, 2021 and 2020.
(3) Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends ("COVID-19 Costs"). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	35

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
RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.23	$0.13	$1.34	$0.33
Add/(Deduct):
Acquisition and Integration Costs	—	—	0.01	—
Restructuring Charges	0.17	0.17	0.45	0.45
Intangible impairments	—	—	—	0.08
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.01)	(0.26)	(0.46)	(0.27)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.07)	0.28	(0.72)	0.21
Stock-based compensation expense	0.04	0.03	0.16	0.11
COVID-19 Costs	—	—	—	0.03
Tax impact of reconciling items and discrete tax items(1)	0.02	(0.02)	0.31	(0.06)
Income (Loss) Attributable to Noncontrolling Interests	—	—	0.01	—
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.40	$0.33	$1.09	$0.88
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three and nine months ended September 30, 2021 and 2020 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three and nine months ended September 30, 2021 and 2020 was 16.5% and 16.3%, respectively.
(2)Columns may not foot due to rounding.

36	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

FFO (NAREIT) AND FFO (NORMALIZED)
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“Nareit”) as net income (loss) excluding depreciation on real estate assets, losses and gains on sale of real estate, net of tax, and amortization of data center leased-based intangibles and adjusting for our share of reconciling items from our unconsolidated joint ventures from FFO (“FFO (Nareit)”). FFO (Nareit) does not give effect to real estate depreciation because these amounts are computed, under GAAP, to allocate the cost of a property over its useful life. Because values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO (Nareit) provides investors with a clearer view of our operating performance. Our most directly comparable GAAP measure to FFO (Nareit) is net income (loss).
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
•Acquisition and Integration Costs
•Restructuring Charges
•Intangible impairments
•(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)
•Other (income) expense, net
•Stock-based compensation expense •COVID-19 Costs •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net Income (Loss)	$68,111	$38,562	$391,264	$96,341
Add/(Deduct):
Real estate depreciation	79,463	72,019	230,294	224,325
Loss (gain) on sale of real estate, net of tax	748	(75,880)	(106,033)	(77,461)
Data center lease-based intangible assets amortization	10,458	10,441	31,423	32,173
FFO (Nareit)	158,780	45,142	546,948	275,378
Add/(Deduct):
Acquisition and Integration Costs	1,138	—	3,415	—
Restructuring Charges	50,432	48,371	129,686	128,715
Intangible impairments	—	—	—	23,000
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(1,668)	40	(2,890)	(359)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(21,517)	81,190	(209,001)	59,398
Stock-based compensation expense	12,644	8,065	45,913	32,056
COVID-19 Costs	—	—	—	9,285
Real estate financing lease depreciation	3,740	3,501	10,791	10,095
Tax impact of reconciling items and discrete tax items(2)	5,304	(4,648)	65,120	(16,464)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(17)	(1)	(30)	(31)
FFO (Normalized)	$208,836	$181,660	$589,952	$521,073
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.m. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other (income) expense, net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $5.0 million and $19.4 million for the three and nine months ended September 30, 2021, respectively, and $(3.9) million and $(2.7) million for the three and nine months ended September 30, 2020, respectively.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	37

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (IN THOUSANDS):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$1,130,148	$1,036,647	$93,501	9.0%
Operating Expenses	948,712	796,383	152,329	19.1%
Operating Income	181,436	240,264	(58,828)	(24.5)%
Other Expenses, Net	113,325	201,702	(88,377)	(43.8)%
Net Income (Loss)	68,111	38,562	29,549	76.6%
Net Income (Loss) Attributable to Noncontrolling Interests	428	168	260	154.8%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$67,683	$38,394	$29,289	76.3%
Adjusted EBITDA(1)	$417,769	$376,012	$41,757	11.1%
Adjusted EBITDA Margin(1)	37.0%	36.3%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$3,331,944	$3,087,617	$244,327	7.9%
Operating Expenses	2,674,174	2,578,125	96,049	3.7%
Operating Income	657,770	509,492	148,278	29.1%
Other Expenses, Net	266,506	413,151	(146,645)	(35.5)%
Net Income (Loss)	391,264	96,341	294,923	306.1%
Net Income (Loss) Attributable to Noncontrolling Interests	2,693	1,058	1,635	154.5%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$388,571	$95,283	$293,288	307.8%
Adjusted EBITDA(1)	$1,203,965	$1,101,473	$102,492	9.3%
Adjusted EBITDA Margin(1)	36.1%	35.7%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

38	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

REVENUES
Consolidated revenues consist of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$718,614	$696,294	$22,320	3.2%	2.2%	2.3%	(0.1)%
Service	411,534	340,353	71,181	20.9%	19.7%	17.7%	2.0%
Total Revenues	$1,130,148	$1,036,647	$93,501	9.0%	7.9%	7.4%	0.5%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$2,144,942	$2,056,797	$88,145	4.3%	2.2%	2.2%	—%
Service	1,187,002	1,030,820	156,182	15.2%	12.7%	11.6%	1.1%
Total Revenues	$3,331,944	$3,087,617	$244,327	7.9%	5.7%	5.4%	0.3%
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
TOTAL REVENUES
For the nine months ended September 30, 2021, the increase in reported consolidated revenue was driven by reported storage rental revenue growth and reported service revenue growth. Foreign currency exchange rate fluctuations increased our reported consolidated revenue growth rate for the nine months ended September 30, 2021 by 2.2% compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported consolidated storage rental revenue and reported service revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 2.4% increase in total global volume (excluding acquisitions, total global volume increased 0.3%); and
•an increase of $41.1 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•an increase in service activity levels, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations;
•organic service revenue growth reflecting increased service activity levels; and
•an increase of $22.3 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	39

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$190,285	$183,878	$6,407	3.5%	2.6%	16.8%	17.7%	(0.9)%
Facilities	202,426	179,031	23,395	13.1%	11.7%	17.9%	17.3%	0.6%
Transportation	33,314	30,890	2,424	7.8%	7.0%	2.9%	3.0%	(0.1)%
Product Cost of Sales and Other	55,638	40,706	14,932	36.7%	35.5%	4.9%	3.9%	1.0%
Total Cost of sales	$481,663	$434,505	$47,158	10.9%	9.7%	42.6%	41.9%	0.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$578,765	$552,396	$26,369	4.8%	2.8%	17.4%	17.9%	(0.5)%
Facilities	593,487	537,181	56,306	10.5%	8.0%	17.8%	17.4%	0.4%
Transportation	101,241	97,990	3,251	3.3%	0.8%	3.0%	3.2%	(0.2)%
Product Cost of Sales and Other	134,658	112,904	21,754	19.3%	16.6%	4.0%	3.7%	0.3%
COVID-19 Costs	—	7,648	(7,648)	(100.0)%	(100.0)%	—%	0.2%	(0.2)%
Total Cost of sales	$1,408,151	$1,308,119	$100,032	7.6%	6.0%	42.3%	42.4%	(0.1)%
Primary factors influencing the change in reported consolidated Cost of sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 include the following:
•an increase in labor costs driven by an increase in service activity, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during the second half of 2020 and first nine months of 2021 (which we expect to continue for the remainder of 2021 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increases in property taxes, insurance and building maintenance costs;
•an increase in product cost of sales and other driven by an increase in project activity; and
•an increase of $28.4 million due to foreign currency exchange rate fluctuations.

40	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
General, Administrative and Other	$183,476	$176,801	$6,675	3.8%	3.1%	16.2%	17.1%	(0.9)%
Sales, Marketing and Account Management	58,120	55,294	2,826	5.1%	4.1%	5.1%	5.3%	(0.2)%
Total Selling, general and administrative expenses	$241,596	$232,095	$9,501	4.1%	3.3%	21.4%	22.4%	(1.0)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
General, Administrative and Other	$561,686	$544,000	$17,686	3.3%	1.8%	16.9%	17.6%	(0.7)%
Sales, Marketing and Account Management	198,412	167,138	31,274	18.7%	16.3%	6.0%	5.4%	0.6%
COVID-19 Costs	—	1,637	(1,637)	(100.0)%	(100.0)%	—%	0.1%	(0.1)%
Total Selling, general and administrative expenses	$760,098	$712,775	$47,323	6.6%	5.0%	22.8%	23.1%	(0.3)%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 include the following:
•an increase in general, administrative and other expenses, driven by higher wages and benefits and stock-based compensation expense, partially offset by other employee related costs, reflecting ongoing cost containment measures and benefits from Project Summit, as well as lower professional fees and bad debt expense;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased salaries and sales commissions, as well as increased marketing costs; and
•an increase of $11.4 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $12.5 million, or 3.7%, for the nine months ended September 30, 2021 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $11.0 million, or 7.4%, for the nine months ended September 30, 2021 compared to the prior year period.
ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the nine months ended September 30, 2021 were approximately $3.4 million and primarily consist of legal and professional fees.
RESTRUCTURING CHARGES
Restructuring Charges for the nine months ended September 30, 2021 and 2020 were approximately $129.7 million and $128.7 million, respectively, and primarily consist of employee severance costs and professional fees associated with Project Summit.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	41

Part I. Financial Information

(GAIN) LOSS ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT, NET
Consolidated gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2021 was approximately $134.3 million, which primarily consisted of gains of approximately $127.4 million associated with the sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021.
Consolidated gain on disposal/write-down of property, plant and equipment, net for the nine months ended September 30, 2020 was approximately $78.2 million, which primarily consisted of gains of approximately $76.4 million associated with the sale-leaseback transactions of two facilities in the United States during the third quarter of 2020.
Consolidated gain on disposal/write-down of property, plant and equipment recognized during both 2021 and 2020 are a result of our program to monetize a small portion of our industrial assets.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated interest expense, net increased by $0.1 million, to $313.5 million in the nine months ended September 30, 2021 from $313.4 million in the prior year period. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net consists of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
DESCRIPTION	2021	2020		2021	2020
Foreign currency transaction losses (gains), net	$(23,200)	$29,635	$(52,835)	$(16,157)	$(6,293)	$(9,864)
Debt extinguishment expense	—	51,260	(51,260)	—	68,300	(68,300)
Other, net(1)	4,699	2,570	2,129	(183,861)	4,432	(188,293)
Other (Income) Expense, Net	$(18,501)	$83,465	$(101,966)	$(200,018)	$66,439	$(266,457)
(1)Other, net for the nine months ended September 30, 2021 is primarily comprised of (a) a gain of approximately $180.6 million associated with our IPM Divestment and (b) a gain of approximately $20.3 million associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019.
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three and nine months ended September 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Effective Tax Rate(1)	29.1%	26.5%	28.1%	25.7%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three and nine months ended September 30, 2021 and 2020 were the impacts of differences in the tax rates at which our foreign earnings are subject, partially offset by the benefits derived from the dividends paid deduction. The costs associated with Project Summit are more heavily weighted to our United States qualified REIT subsidiaries ("QRSs"), and, therefore, provide no tax benefit. Additionally, the nine months ended September 30, 2021,reflects a discrete tax expense of approximately $12.0 million primarily resulting from a tax law change in the United Kingdom.
At December 31, 2020, we concluded that it was our intent to indefinitely reinvest our current and future undistributed earnings of certain of our unconverted foreign taxable REIT subsidiaries (“TRSs”) outside the United States, with the exception of certain limited instances. During 2021, as a result of the enactment of a tax law and the closing of various acquisitions, we reassessed this intention and concluded that it is no longer our intention to reinvest our undistributed earnings of our foreign TRSs indefinitely outside the United States. As a REIT, future repatriation of incremental undistributed earnings of our foreign subsidiaries will not be subject to federal or state income tax, with the exception of foreign withholding taxes. However, such future repatriations may require distribution to our stockholders in accordance with REIT distribution rules, and any such distribution may then be taxable, as appropriate, at the stockholder level. We expect to provide for foreign withholding taxes on the current and future earnings of all of our foreign subsidiaries as the result of such reassessment.

42	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Net Income (Loss)	$68,111	$38,562	$29,549	76.6%
Net Income (Loss) as a percentage of Consolidated Revenue	6.0%	3.7%
Adjusted EBITDA	$417,769	$376,012	$41,757	11.1%
Adjusted EBITDA Margin	37.0%	36.3%

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Net Income (Loss)	$391,264	$96,341	$294,923	306.1%
Net Income (Loss) as a percentage of Consolidated Revenue	11.7%	3.1%
Adjusted EBITDA	$1,203,965	$1,101,473	$102,492	9.3%
Adjusted EBITDA Margin	36.1%	35.7%

Consolidated Adjusted EBITDA Margin for the nine months ended September 30, 2021 increased by 40 basis points compared to the same prior year period, reflecting improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures, partially offset by higher compensation expense and sales commissions.
↑ INCREASED BY $102.5 MILLION OR 9.3% Consolidated Adjusted EBITDA

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	43

Part I. Financial Information

SEGMENT ANALYSIS
See Note 9 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$621,615	$598,949	$22,666	3.8%	2.7%	1.8%	0.9%
Service	373,962	322,824	51,138	15.8%	14.6%	13.8%	0.8%
Segment Revenue	$995,577	$921,773	$73,804	8.0%	6.9%	6.0%	0.9%
Segment Adjusted EBITDA	$442,798	$393,883	$48,915
Segment Adjusted EBITDA Margin	44.5%	42.7%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$1,849,387	$1,773,364	$76,023	4.3%	2.1%	1.7%	0.4%
Service	1,106,416	981,930	124,486	12.7%	10.3%	10.0%	0.3%
Segment Revenue	$2,955,803	$2,755,294	$200,509	7.3%	5.0%	4.6%	0.4%
Segment Adjusted EBITDA	$1,281,668	$1,169,671	$111,997
Segment Adjusted EBITDA Margin	43.4%	42.5%
NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the nine months ended September 30, 2021 compared to the prior year period include the following:
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
•an increase in revenue of $58.9 million due to foreign currency exchange rate fluctuations;
•a 2.3% increase in global records management volume (excluding acquisitions, global records management volume increased 0.1%); and
•a 90 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, ongoing cost containment measures and lower bad debt expense, partially offset by increases in compensation, benefits, sales commissions and rent expense.

44	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$72,411	$68,416	$3,995	5.8%	5.4%	5.4%	—%
Service	16,176	4,398	11,778	267.8%	266.1%	266.1%	—%
Segment Revenue	$88,587	$72,814	$15,773	21.7%	21.2%	21.2%	—%
Segment Adjusted EBITDA	$35,097	$33,359	$1,738
Segment Adjusted EBITDA Margin	39.6%	45.8%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$210,805	$196,823	$13,982	7.1%	5.8%	5.8%	—%
Service	25,867	10,116	15,751	155.7%	152.4%	152.4%	—%
Segment Revenue	$236,672	$206,939	$29,733	14.4%	13.0%	13.0%	—%
Segment Adjusted EBITDA	$98,961	$94,812	$4,149
Segment Adjusted EBITDA Margin	41.8%	45.8%

NINE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the nine months ended September 30, 2021 compared to the prior year period include the following:
•organic storage rental revenue growth from leases signed during the first nine months of 2021 and in prior periods, and service revenue growth from project revenue, partially offset by churn of 810 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 400 basis point decrease in Adjusted EBITDA Margin reflecting a change in revenue mix due to lower margin project revenue during the period, which is expected to have a temporary impact on segment margins.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	45

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$24,588	$28,929	$(4,341)	(15.0)%	(15.5)%	8.7%	(24.2)%
Service	21,396	13,131	8,265	62.9%	61.9%	29.6%	32.3%
Segment Revenue	$45,984	$42,060	$3,924	9.3%	8.6%	16.8%	(8.2)%
Segment Adjusted EBITDA	$(60,126)	$(51,230)	$(8,896)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.3)%	(4.9)%

	NINE MONTHS ENDED SEPTEMBER 30,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2021	2020
Storage Rental	$84,750	$86,610	$(1,860)	(2.1)%	(3.1)%	5.5%	(8.6)%
Service	54,719	38,774	15,945	41.1%	37.1%	15.2%	21.9%
Segment Revenue	$139,469	$125,384	$14,085	11.2%	9.5%	8.8%	0.7%
Segment Adjusted EBITDA	$(176,664)	$(163,010)	$(13,654)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.3)%	(5.3)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the nine months ended September 30, 2021 compared to the prior year period include the following:
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts business, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations; and
•a decrease in Adjusted EBITDA driven by higher wages and benefits, partially offset by benefits from Project Summit and ongoing cost containment measures.

46	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

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
PROJECT SUMMIT
As disclosed above, in October 2019, we announced Project Summit. We estimate that the implementation of Project Summit will result in total Restructuring Charges of $450.0 million. From the inception of Project Summit through September 30, 2021, we have incurred approximately $372.7 million of Restructuring Charges related to Project Summit, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees. From the inception of Project Summit through September 30, 2021, we have also incurred $26.7 million of capital expenditures.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2021	2020
Cash Flows from Operating Activities	$463,337	$627,218
Cash Flows from Investing Activities	(319,785)	(360,131)
Cash Flows from Financing Activities	(177,587)	(307,174)
Cash and Cash Equivalents, including Restricted Cash, End of Period	161,439	151,972
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 2021, net cash flows provided by operating activities decreased by $163.9 million compared to the prior year period, primarily due to a decrease in cash from working capital of $185.9 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable, partially offset by an increase in net income (including non-cash charges) of $22.0 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the nine months ended September 30, 2021 is highlighted below:
•We paid cash for capital expenditures of $419.0 million. Additional details of our capital spending are included in the “Capital Expenditures" section below.
•We paid cash for acquisitions (net of cash acquired) of $203.8 million, primarily funded by cash on hand and borrowings under our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
•We received $214.9 million in proceeds from sales of property, plant and equipment, primarily related to proceeds from sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021.
•We received $213.9 million in net proceeds from the IPM Divestment.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the nine months ended September 30, 2021 included:
•Net proceeds of $414.9 million primarily associated with borrowings under the Revolving Credit Facility and the Accounts Receivable Securitization Program.
•Repurchase of noncontrolling interest of $75.0 million.
•Payment of dividends in the amount of $538.9 million on our common stock.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	47

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
The following table presents our capital spend for the nine months ended September 30, 2021 and 2020, organized by the type of the spending as described in our Annual Report (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
NATURE OF CAPITAL SPEND	2021	2020
Growth Investment Capital Expenditures:
Data Center	$209,097	$151,692
Real Estate	60,558	45,888
Innovation and Other	15,445	5,670
Total Growth Investment Capital Expenditures	285,100	203,250
Recurring Capital Expenditures:
Real Estate	$43,398	$28,242
Non-Real Estate	52,153	43,196
Data Center	6,936	8,083
Total Recurring Capital Expenditures	102,487	79,521
Total Capital Spend (on accrual basis)	$387,587	$282,771
Net increase (decrease) in prepaid capital expenditures	279	2,221
Net decrease (increase) in accrued capital expenditures	31,110	24,170
Total Capital Spend (on cash basis)	$418,976	$309,162
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
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first nine months of 2021 and fiscal year 2020.
On November 4, 2021, we declared a dividend to our stockholders of record as of December 15, 2021 of $0.6185 per share, payable on January 6, 2022.

48	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of September 30, 2021 is related to cash and cash equivalents. See Note 2.f. to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of September 30, 2021 is as follows (in thousands):

	SEPTEMBER 30, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$310,000	$(6,034)	$303,966
Term Loan A	206,250	—	206,250
Term Loan B	674,540	(5,308)	669,232
Australian Dollar Term Loan	223,109	(881)	222,228
UK Bilateral Revolving Credit Facility	188,431	(874)	187,557
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	538,374	(4,151)	534,223
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(1)	1,000,000	(8,532)	991,468
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(1)	825,000	(7,676)	817,324
5% Senior Notes due 2028 (the “5% Notes”)(1)	500,000	(4,944)	495,056
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(1)	1,000,000	(11,573)	988,427
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(1)	1,300,000	(13,287)	1,286,713
4 1/2% Senior Notes due 2031 (the “4 1/2 Notes”)(1)	1,100,000	(11,715)	1,088,285
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(1)	600,000	(6,292)	593,708
Real Estate Mortgages, Financing Lease Liabilities and Other	483,934	(905)	483,029
Accounts Receivable Securitization Program	266,400	(449)	265,951
Total Long-term Debt	9,216,038	(82,621)	9,133,417
Less Current Portion	(319,025)	881	(318,144)
Long-term Debt, Net of Current Portion	$8,897,013	$(81,740)	$8,815,273
(1)Collectively, the “Parent Notes".
See Note 6 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.
UK BILATERAL REVOLVING CREDIT FACILITY
On May 25, 2021, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. After this amendment, the UK Bilateral Facility contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. On September 23, 2021, the UK Borrowers executed the one-year option to extend the maturity date to September 24, 2023. There were no other changes to the terms of the UK Bilateral Revolving Credit Facility described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within long-term debt, net of current portion at September 30, 2021 and within current portion of long-term debt at December 31, 2020 in our Condensed Consolidated Balance Sheets. There were no other changes to the terms of the Accounts Receivable Securitization Program described in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	49

Part I. Financial Information

CASH POOLING
During the third quarter of 2021, certain of our subsidiaries in the Asia Pacific region began to participate in two cash pooling arrangements with JP Morgan Chase Bank, N.A. (“JPM”), one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the “JPM QRS Cash Pool") and the other for our TRSs in the Asia Pacific region (the "JPM TRS Cash Pool") (collectively, the “JPM Cash Pools”). Under the JPM Cash Pools, cash deposited by participating subsidiaries with JPM is pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Condensed Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the JPM Cash Pools. We have executed overdraft facility agreements for the JPM QRS Cash Pool and the JPM TRS Cash Pool in amounts not to exceed $12.0 million and $10.0 million, respectively. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool.
In addition to the JPM Cash Pools, we also utilize two separate cash pooling arrangements with Bank Mendes Gans ("BMG"), one of which we utilize to manage global liquidity requirements for our QRSs (the “BMG QRS Cash Pool”) and the other for our TRSs (the “BMG TRS Cash Pool”), each as described in more detail in Note 6 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of September 30, 2021, we had outstanding letters of credit totaling $36.5 million, of which $3.1 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between October 2021 and March 2025.
DEBT COVENANTS
The Credit Agreement (as defined in Note 6 to Notes of Condensed Consolidated Financial Statements included in this Quarterly Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement and our indentures as of September 30, 2021 are as follows:

	SEPTEMBER 30, 2021	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.4	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	2.1	Maximum allowable of 4.0
Fixed charge coverage ratio	2.3	Minimum allowable of 1.5
Bond leverage ratio (not lease adjusted)	5.8	Maximum allowable of 7.0(1)
Bond fixed charge coverage ratio (not lease adjusted)	3.3	Minimum allowable of 2.0(1)
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

50	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

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
DERIVATIVE INSTRUMENTS
A. INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of September 30, 2021, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
EQUITY FINANCING
In 2017, we entered into a distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the agents under the agreement (the “At The Market (ATM) Equity Program”). During the nine months ended September 30, 2021, there were no shares of common stock sold under the At The Market (ATM) Equity Program. As of September 30, 2021, the remaining aggregate sale price of shares of our common stock available for distribution under the At The Market (ATM) Equity Program was approximately $431.2 million.
ACQUISITIONS
INFOFORT ACQUISITION
On September 15, 2021, in order to further expand our records management operations in the Middle East and North Africa, we acquired Information Fort, LLC, a records and information management provider, for approximately $90.3 million.
FRANKFURT DATA CENTER ACQUISITION
On September 23, 2021, in order to further enhance our data center operations in Germany, we acquired a Frankfurt data center for approximately 77.9 million Euros (or approximately $91.3 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition).

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	51

Part I. Financial Information

OTHER 2021 ACQUISITIONS
In addition to the transactions noted above, during the nine months ended September 30,2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45.1 million.
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
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	SEPTEMBER 30, 2021		DECEMBER 31, 2020
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$51,257	38%	$—	—%
Joint venture with AGC Equity Partners	26,272	20%	26,500	20%
Joint venture with MakeSpace Labs, Inc.(1)	27,419	48%	16,924	39%
(1)    During the first, second and third quarters of 2021, we made capital contributions of $6.5 million to this joint venture.
See Note 2.e. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding our 2021 joint ventures.

52	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2021 (the "Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	53

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended September 30, 2021, nor did we repurchase any shares of our common stock during the three months ended September 30, 2021.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
10.1	Separation Agreement, dated August 6, 2021, between the Company and Ernest Cloutier. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q	55

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: November 4, 2021

56	IRON MOUNTAIN SEPTEMBER 30, 2021 FORM 10-Q