Form 10-K
period 2021-12-31
IRON MOUNTAIN INC
filed 2022-02-24
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2021, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $12.1 billion based on the closing price on the New York Stock Exchange on such date.
Number of shares of the registrant’s Common Stock at February 18, 2022: 289,830,119
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the “Annual Report”) is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the fiscal year ended December 31, 2021.

IRON MOUNTAIN INCORPORATED
2021 FORM 10-K ANNUAL REPORT

PART I	01	ITEM 1.	BUSINESS
	09	ITEM 1A.	RISK FACTORS
	20	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	21	ITEM 2.	PROPERTIES
	25	ITEM 3.	LEGAL PROCEEDINGS
	25	ITEM 4.	MINE SAFETY DISCLOSURES

PART II	27	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	27	ITEM 6.	[RESERVED.]
	27	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	57	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	58	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	58	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	59	ITEM 9A.	CONTROLS AND PROCEDURES
	61	ITEM 9B.	OTHER INFORMATION
	62	ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III	64	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
	64	ITEM 11.	EXECUTIVE COMPENSATION
	64	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	64	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
	64	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV	66	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	137	ITEM 16.	FORM 10-K SUMMARY

References in this Annual Report on Form 10-K for the year ended December 31, 2021 (this "Annual Report") to “the Company,” “Iron Mountain,” “we,” “us” or “our” include Iron Mountain Incorporated, a Delaware corporation, and its predecessor, as applicable, and its consolidated subsidiaries, unless the context indicates otherwise.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this Annual Report that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) expectations and assumptions regarding the impact of the COVID-19 (as defined below) pandemic on us and our customers, including on our businesses, financial position, results of operations and cash flows, (2) commitment to future dividend payments, (3) expected change in volume of records stored with us, (4) expected growth in revenue, organic revenue, including 2022 consolidated organic storage rental revenue growth rate and consolidated organic total revenue growth rate, and Adjusted EBITDA (as defined below), (5) expectations that profits will increase in our growth portfolio, including our higher-growth markets, (6) expectations related to our revenue management programs and continuous improvement initiatives, (7) expectations related to monetizing our owned industrial real estate assets as part of our capital recycling program, (8) expected ability to identify and complete acquisitions and drive returns on invested capital, (9) anticipated capital expenditures, (10) expected benefits related to Project Summit (as defined below), and (11) other forward-looking statements related to our business, results of operations and financial condition. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as “believes,” “expects,” “anticipates,” “estimates”, "plans", "intends" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
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
Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, has approximately 225,000 customers in a variety of industries in 63 countries around the world, as of December 31, 2021. We currently serve customers across an array of market verticals - commercial, legal, financial, healthcare, insurance, life sciences, energy, business services, entertainment and government organizations, including approximately 95% of the Fortune 1000. As of December 31, 2021, we employed approximately 25,000 people. We are listed on the New York Stock Exchange (the “NYSE”) and are a constituent of the Standard & Poor’s 500 Index and the MSCI REIT index. As of December 31, 2021, we were number 605 on the Fortune 1000.
We have been organized and have operated as a REIT beginning with our taxable year ended December 31, 2014.
BUSINESS STRATEGY
OVERVIEW
Our company has been a market leader in the physical ecosystem supporting information storage and retrieval, as most businesses have relied on paper documents or computer tapes to store their valuable information. Over time, customers are increasing their digital information, with the new information storage ecosystem being a hybrid of physical and digital mediums. We are a different company than the one we have been historically. The strategic journey we are on is driving this change and our focus remains on four pillars outlined below to grow our business.

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
•We continue to identify, acquire, incubate and scale complementary businesses and products to support our long-term growth objectives and drive solid returns on invested capital. These opportunities include our digital services, Secure IT Asset Disposition and our Entertainment Services, Fine Arts and Consumer Storage (each as defined below) businesses.

Utilizing our global scale as well as 70 years of customer trust to deliver differentiated data center offerings
•We have made significant progress in scaling our Global Data Center Business through acquisitions and organic growth, with 19 operating data centers across 16 global markets.
•As of December 31, 2021, approximately 89% of our data center capacity was leased. With total potential capacity of 604 megawatts ("MW") in land and buildings currently owned or operated by us, we are among the largest global data center operators.

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

IRON MOUNTAIN 2021 FORM 10-K	1

Part I

Increased investment in our business and customer-centric solutions
•We have established an investment strategy to fuel our growth. The investments are enabled by the success of Project Summit and informed by our established leadership position in the physical storage business, expanding services, and our significant progress in the Global Data Center business.

PROJECT SUMMIT
In October 2019, we announced our global program ("Project Summit") designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. As a result of this initiative, we simplified our global structure, rebalanced resources to focus on higher growth areas, realigned our management structure to create a more dynamic, agile organization, and made investments to enhance the customer experience. All Project Summit activities were completed in 2021, resulting in $375.0 million in annual Adjusted EBITDA benefits of which $165.0 million were delivered in 2020 and $160.0 million were delivered in 2021, with the remainder to come in 2022. Project Summit charges totaled approximately $450.0 million since the program's inception. For further details on Project Summit, see the "Overview" section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
BUSINESS SEGMENTS
The amount of revenues derived from our business segments and other relevant data, including financial information about geographic areas and product and service lines, for the years ended December 31, 2021, 2020 and 2019, are set forth in Note 11 to Notes to Consolidated Financial Statements included in this Annual Report.

GLOBAL RIM BUSINESS

The Global RIM Business segment includes several distinct offerings.
Records Management, stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents (collectively, “Records Management”) for customers in 63 countries around the globe. As of December 31, 2021, we stored approximately 740 million cubic feet of hardcopy records.
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
Secure IT Asset Disposition ("Secure ITAD"), a component of asset life cycle management, provides secure disposition of obsolete IT assets with: industry leading secure logistics and chain of custody practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. Our service focuses on protecting and eradicating customer data while maintaining strong, audible, and transparent chain of custody practices. We are able to offer this service in over 30 countries.
Consumer Storage, provides on-demand, valet storage for consumers (“Consumer Storage”) across 31 markets in North America through a strategic partnership that utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.

2	IRON MOUNTAIN 2021 FORM 10-K

Part I

GLOBAL DATA CENTER BUSINESS

The Global Data Center Business segment provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options. The world’s most heavily regulated organizations have trusted us with their data centers for over 15 years, and as of December 31, 2021, five of the top 10 global cloud providers were Iron Mountain Data Center customers.
As of December 31, 2021, our Global Data Center Business footprint spans nine markets in the United States and seven international markets.

UNITED STATES	INTERNATIONAL MARKETS
Denver, Colorado	Amsterdam
Kansas City, Missouri	London
Boston, Massachusetts	Singapore
Boyers, Pennsylvania	Frankfurt (directly and through an unconsolidated joint venture)
Manassas, Virginia	Mumbai (through an unconsolidated joint venture)
Edison, New Jersey	Pune (through an unconsolidated joint venture)
Columbus, Ohio	Noida (through an unconsolidated joint venture)
Phoenix and Scottsdale, Arizona

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

IRON MOUNTAIN 2021 FORM 10-K	3

Part I

BUSINESS ATTRIBUTES
Our business has the following attributes:

Large, Diversified, Global Business
The world’s most heavily regulated organizations trust us with the storage of their records. Our mission-critical storage offerings and related services generated approximately $4.5 billion in annual revenue in 2021. Our business has a highly diverse customer base of approximately 225,000 customers - with no single customer accounting for more than approximately 1% of revenue during the year ended December 31, 2021 - and operates in 63 countries globally. This presents a significant cross-sell opportunity for our Global Data Center, Global Digital Solutions and Global Secure IT Asset Disposition businesses.

$4.5 billion
Annual revenue

~225,000
Customers

63
Countries

Recurring, Durable Revenue Stream
We generate a majority of our revenues from contracted storage rental fees, via agreements that generally range from one to five years in length. Historically, in our Records Management business, we have seen strong customer retention (of approximately 98%) and solid physical records retention; more than 50% of physical records that entered our facilities 15 years ago are still with us today. We have also seen strong customer retention in our Global Data Center Business.

Comprehensive Information Management Solution
As an S&P 500 REIT with approximately 1,450 locations globally and with offerings spanning physical storage, digitization solutions and digital storage, we are positioned to provide a holistic offering to our customers. We are able to cater to our customers’ physical and digital needs and to help guide their digital transformation journey.

Significant Owner and Operator of Real Estate
We operate approximately 95 million square feet of real estate worldwide. Our owned real estate footprint spans nearly 25 million square feet and is concentrated in major metropolitan statistical areas in North America, Western Europe and Latin America.

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

4	IRON MOUNTAIN 2021 FORM 10-K

Part I

In addition, our Global Data Center business has the following attributes:

Large Data Center Platform with Significant Expansion Opportunity	As of December 31, 2021, we had 177 MW of leasable capacity with an additional 427 MW under construction or held for development.

Differentiated Compliance and Security
We offer comprehensive compliance support and physical and cyber security. Our Security-in-Depth approach to security includes a combination of technical and human security measures, and experienced senior military and public sector security leaders oversee our security. As of December 31, 2021, our data centers comply with one of the most comprehensive compliance programs in the industry, including enterprise-wide certified ISO 14001 and 50001 environmental and energy management systems. We also report globally on service organizational controls, as well as global ISO 27001 certification, and PCI-DSS compliance, and met FISMA HIGH and FedRAMP controls in the United States.

Efficient Access and Flexibility
We have the ability to provide customers with a range of deployment options from one cabinet to an entire building, leveraging our global portfolio of hyperscale-ready and underground data centers. We also provide access to numerous carriers, cloud providers and peering exchanges with migration support and IT.

100% Green Powered Data Centers
As of December 31, 2021, our Global Data Center platform was powered by 100% renewable energy, with carbon credit assistance and low power usage effectiveness (“PUE"). We are one of the top 30 buyers of renewable energy among the Fortune 1000 and now offer the Green Power Pass, which allows customers to include the power they consume at any Iron Mountain data centers as green power in their CDP, RE100, GRI, or other sustainability reporting.

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
HUMAN CAPITAL MANAGEMENT
EMPLOYEES
As of December 31, 2021, we employed approximately 9,000 employees in the United States and approximately 16,000 employees outside of the United States. As of December 31, 2021, approximately 500 employees were represented by unions in North America and approximately 1,250 employees were represented by unions in Latin America. All union employees are currently under renewed labor agreements or operating under an extension agreement.
BENEFIT PROGRAMS
We provide our employees with benefits that are designed to support their overall physical, financial, emotional and social well-being. These benefits vary by location but may include health and welfare benefits, paid time off, and programs to support financial security. Additionally, employees are able to access emotional well-being resources through global employee assistance programs. Certain unionized employees receive benefits through unions and are not eligible to participate in our benefit programs. In addition to base compensation and other usual benefits, a significant portion of full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits or attainment of specific objectives for the unit in which they work.

IRON MOUNTAIN 2021 FORM 10-K	5

Part I

DIVERSITY, EQUITY AND INCLUSION
At Iron Mountain, we believe that an inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. As one of our five core company values, Promoting Including and Teamwork is a behavior all of our employees are expected to demonstrate every day. We have prioritized diversity, equity and inclusion ("DEI") as part of our corporate-wide strategic goals. Steps we have taken to create and sustain a more diverse, equitable and inclusive environment include: hiring a Global Chief Diversity, Equity & Inclusion Officer with significant DEI experience to lead our cultural transformation, the path to creating an environment of inclusiveness and belonging. We review and revise our systems, policies and processes to assure that our structures facilitate inclusiveness and accountability. We ensure that our recruiting efforts reflect our diversity goals and we launch, expand and support our Employee Resource Groups, who meet and connect on shared characteristics and life experiences that can prove impactful to our business, our customers and our employees.
COMPANY CULTURE
We recognize that an inspired culture is foundational to how we deliver on our purpose and create sustained growth and value for our shareholders. Iron Mountain's culture is deeply rooted in its enduring values: Act with Integrity, Own Safety and Security, Build Customer Value, Take Ownership and Promote Inclusion and Teamwork. While Iron Mountain is a culture of learning, collaboration, diversity and well-being, we know that culture overall comes down to what it feels like to work at Iron Mountain. This is why we celebrate our employees who consistently demonstrate Iron Mountain's values in measurable ways while inspiring others to do the same. We commit significant resources to sustaining a culture that enables innovation and facilitates trust, engagement, belonging and performance. We regularly survey our employees on a range of topics to measure our effectiveness and to obtain their views. In addition, headcount data and cost analyses offer insights into how and where our employees work. We use all of this information to refine our approach when necessary to drive increased employee engagement and success.
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

6	IRON MOUNTAIN 2021 FORM 10-K

Part I

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
CORPORATE SOCIAL RESPONSIBILITY
Through our approach to Corporate Social Responsibility, we not only see ourselves as having our own responsibility to society, but also in helping our customers with their own environmental, social and governance (ESG) goals, and helping them gain value, make improvements and save costs. We are committed to responsible, sustainable growth. To that end, we have publicly adopted 20 goals to address our environmental footprint, corporate philanthropy and volunteerism and DEI practices. As signatories of The Climate Pledge, we are on a path to reach net zero carbon emissions by 2040. We are committed to the safety and well-being of our employees and strive to cultivate a culture of inclusion that values diverse perspectives across our global workforce. Iron Mountain and its employees also make a social impact in the communities in which we operate through charitable giving and volunteerism.
We have been recognized for our commitment to Corporate Social Responsibility. We ranked 93rd on Newsweek’s 2022 list of America’s Most Responsible Companies. We were a top scorer on the Disability Equality Index in 2020 and 2021. We received a 100% on the Human Rights Campaign Corporate Equality Index for each of the years 2018 through 2022.
We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. Our corporate responsibility report highlights our progress against key measures of success for our efforts in the community, our environment, and for our people. We are a member of the FTSE4 Good Index, MSCI World ESG Index, MSCI World Climate Change Index and MSCI USA ESG Select Index, each of which include companies that meet globally recognized corporate responsibility standards. A copy of our corporate responsibility report is available on the “About Us” section of our website, www.ironmountain.com, under the heading “Corporate Social Responsibility." We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report. In addition, we continue to work to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities.

STRONG SUSTAINABILITY FOCUS
•Green Power Pass solution in Data Center market to help customers manage their carbon footprint.
•Part of RE100 Initiative — commitment to using renewable energy sources for 100% of our worldwide electricity.
•Founding signatory of the 24/7 Carbon-Free Energy (CFE) Compact committed to consuming carbon-free electricity every hour on every grid where we operate.
•81% of our global electricity use - including 100% of the electricity used to power our Data Center business was from renewable sources in 2020.
•Reduced GHG emissions by 62% (since 2016) as part of our Science Based Target and net zero by 2040 commitment.
•Received a 100% on the Human Rights Campaign Corporate Equality Index for each of the years 2018 through 2022.

IRON MOUNTAIN 2021 FORM 10-K	7

Part I

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

8	IRON MOUNTAIN 2021 FORM 10-K

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
As part of our strategic growth plan we expect to invest in our existing businesses, including records and information management storage and services businesses in our higher-growth markets, data centers, asset life cycle management and secure information technology asset disposition, consumer storage and other adjacent businesses, and in new businesses, business strategies, products, services, technologies and geographies, and we may selectively divest certain businesses. These initiatives may involve significant risks and uncertainties, including:
•our inability to maintain relationships with key customers and suppliers or to execute on our plan to incorporate the digitization of our customers’ records and new digital information technologies into our offerings;
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
•challenges in managing costs to offset the impact of inflationary pressure;
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
•our inability to attract, develop and retain skilled employees to lead and support our strategic growth plan, particularly in new businesses, technologies, products or offerings outside our core competencies; and
•challenges in executing on our strategic growth plan within the constraints of our REIT structure, as well as remaining REIT compliant.
Our new ventures are inherently risky and we can provide no assurance that such strategies and offerings will be successful in achieving the desired returns within a reasonable timeframe, if at all, and that they will not adversely affect our business, reputation, financial condition, and operating results.
We face competition from other companies to grow our business, and, as a result, we may be unable to acquire or invest in, or we may pay a premium purchase price for, data centers, technology and adjacent businesses and businesses in higher-growth markets that support our strategic growth plan, which could have an adverse effect on our results of operations and financial condition.
As stored records and tapes become less active our service revenue growth and profits from related services may decline.
Our Records Management and Data Management service revenue growth is being negatively impacted by declining activity rates as stored records and tapes are becoming less active and more archival, and these activity levels were further negatively impacted by the COVID-19 pandemic. The amount of information available to customers digitally or in their own information systems has been steadily increasing in recent years, and we believe this trend will continue. As a result, our customers are less likely than they have been in the past to retrieve records and rotate tapes, thereby reducing their activity levels. At the same time, many of our costs related to records and tape related services remain relatively fixed. In addition, our reputation for providing secure information storage is critical to our success, and actions to manage cost structure, such as outsourcing certain transportation, security or other functions, could negatively impact our reputation and adversely affect our business. Ultimately, if we are unable to appropriately align our cost structure with decreased levels of service activity, our operating results could be adversely affected.

IRON MOUNTAIN 2021 FORM 10-K	9

Part I

Our customers may shift from paper and tape storage to alternative technologies that may shift our revenue mix away from storage revenue.
We derive substantial revenues from rental fees for the storage of physical records and computer backup media and from storage related services. Storage volume and/or demand for our traditional storage related services may decline as our customers adopt alternative storage technologies or as retention requirements evolve, which may require significantly less space than traditional physical records and tape storage. To date, our customers’ shift from paper and tape storage to alternative technologies has not accelerated as a result of the COVID-19 pandemic. While volumes in our Global RIM Business segment were relatively steady in 2021 and we expect them to remain relatively consistent in the near term, we can provide no assurance that our customers will continue to store most or a portion of their records as paper documents or as tapes, or that the paper documents or tapes they do store with us will require our storage related services at the same levels as they have in the past. A significant shift by our customers to storage of data through non-paper or non-tape-based technologies, whether now existing or developed in the future, could adversely affect our businesses. In addition, the digitization of records may shift our revenue mix from the more predictable storage revenue to service revenue, which is inherently more volatile.
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
Over the past several years, our destruction rates, as a percentage of records stored with us, have fluctuated. When destruction rates for records stored with us increase, it has a positive impact on our service revenues in the year of destruction but negatively impacts our longer term storage revenues, adversely affecting our financial condition and results of operations.
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

10	IRON MOUNTAIN 2021 FORM 10-K

Part I

Attacks on our internal IT systems could damage our reputation, cause us to lose revenues, and adversely affect our business, financial condition and results of operations.
Our reputation for providing secure information storage to customers is critical to the success of our business. Our reputation or brand, and specifically, the trust our customers place in us, could be negatively impacted in the event of perceived or actual failures by us to store information securely. Although we seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our IT and network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), which may involve a privacy breach requiring us to notify regulators, clients or employees and enlist identity theft protection. Moreover, until we have migrated businesses we acquire onto our IT systems or ensured compliance with our information technology security standards, we have in the past and may in the future face additional risks because of the continued use of predecessor IT systems. We have outsourced, and expect to continue to outsource, certain support services, including cloud storage systems and cloud computing services, to third parties, which has in the past and may in the future subject our IT and other sensitive information to additional risk. In addition, the continuation of remote work arrangements as a result of the COVID-19 pandemic has increased and could further increase our cybersecurity risks. A successful breach of the security of our IT systems could lead to theft or misuse of our customers’ proprietary or confidential information or our employees’ personal information and result in third party claims against us, regulatory penalties, and reputational harm. Although we maintain insurance coverage for various cybersecurity risks, there is no guarantee that all costs or losses incurred will be fully insured. Damage to our reputation could make us less competitive, which could negatively impact our business, financial condition and results of operations.
Our business, operations, and financial results have been, and could continue to be, impacted by developments in the COVID-19 pandemic.
The COVID-19 pandemic, and the ongoing emergence of variants of the SARS-CoV-2 virus, and the resulting actions taken in response by governments, businesses, and individuals have resulted in, and are expected to continue to result in, substantial increased cyclical impacts to the global economy, including a curtailment of business activities (including changes in demand for a broad variety of goods and services), weakened economic conditions, disruptions in supply, manufacturing and logistics, economic uncertainty and volatility in the financial markets, both in the United States and abroad, as well as reduced service operations and changed business practices for us, our customers, and other third parties with which we do business.
Due to the unpredictable and rapidly changing nature of the COVID-19 pandemic, the extent to which it continues to impact us will depend on numerous factors that we are unable to predict and are not within our control, including: the duration or re-emergence of outbreaks and developments of variants of the SARS-CoV-2 virus, the distribution, public acceptance and efficacy of COVID-19 vaccines; the continuation, resumption, and/or expansion of restrictions imposed by governments and businesses; the impact of any resulting inflationary or recessionary conditions and general economic uncertainty in the global markets; the pace of economic recovery from any impact of the COVID-19 pandemic; and the impact of any such factors on our customers, suppliers, vendors, and other business partners.
Complying with fire and safety standards may result in significant expense.
As of December 31, 2021, we operated approximately 1,450 facilities worldwide, including more than 600 in the United States. Many of these facilities were built and outfitted by third parties and added to our real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe these facilities were in compliance with applicable fire and safety laws and regulations in effect at the time of their construction or outfitting. In some instances, local authorities may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures that may involve considerable expense to us. In addition, where we determine that the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue, although implementation may require an extended period to complete. A significant aspect of the integration of businesses we have acquired or may acquire is the process of making investments in the acquired facilities to conform such facilities to our standards of operations. This process is complex and time-consuming. If additional fire safety and suppression measures beyond our current operating plan were required at a large number of our facilities, the expense required for compliance could negatively impact our business, financial condition or results of operations.
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

IRON MOUNTAIN 2021 FORM 10-K	11

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
Strategic acquisitions are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. The process of integrating acquired businesses, particularly in new markets or for new offerings, may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources.
For example, the success of our significant acquisitions depends, in large part, on our ability to realize the anticipated benefits, including cost savings or revenue acceleration from combining the acquired businesses with ours. To realize these anticipated benefits, we must be able to successfully integrate our business and the acquired businesses, and this integration is complex and time-consuming. We may encounter challenges in the integration process including the following:
•challenges and difficulties associated with managing our larger, more complex, company;
•conforming standards, controls, procedures and policies, business cultures and compensation and benefits structures between the two businesses;
•consolidating corporate and administrative infrastructures;
•coordinating geographically dispersed organizations;
•retaining critical acquired talent;
•potential unknown liabilities and unforeseen expenses or delays associated with an acquisition; and
•our ability to deliver on our strategy going forward.
Further, our acquisitions subject us to liabilities (including tax liabilities) that may exist at an acquired company, some of which may be unknown. Although we and our advisors conduct due diligence on the businesses we acquire, there can be no guarantee that we are aware of all liabilities of an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition and results of operations.
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
Our customer contracts typically contain standardized provisions limiting our liability regarding the services we perform and the loss or destruction of, or damage to, records, information, or other items stored with us; however, some of our contracts with large customers and some of the contracts assumed in our acquisitions contain no such limits or contain non-standard limits. We can provide no assurance that our limitation of liability provisions will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In the past, we have had relatively few disputes with our customers regarding the terms of their customer contracts, and most disputes to date have not been material, but we can provide no assurance that we will not have material disputes in the future. Moreover, as we expand our operations in digital solutions and the storage of valuable items and respond to customer demands for higher limitation of liability, our exposure to contracts with higher or no limitations of liability and disputes with customers over contract interpretation may increase. Although we maintain a comprehensive insurance program, we can provide no assurance that we will be able to maintain insurance policies on acceptable terms or with high enough coverage amounts to cover losses to us in connection with customer contract disputes.

12	IRON MOUNTAIN 2021 FORM 10-K

Part I

International operations pose unique risks.
As of December 31, 2021, we operated in over 60 countries outside the United States. Our international operations account for a significant portion of our overall operations, and as part of our growth strategy, we expect its share to increase as we continue to acquire or invest in businesses in select foreign markets, including countries where we do not currently operate. International operations are subject to numerous risks, including:
•the impact of foreign government and United States laws and regulations that apply to us in foreign countries where we operate; in particular, we are subject to United States and foreign sanctions and anti-corruption laws, such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and, although we have implemented internal controls, policies and procedures and training to deter prohibited practices, our employees, partners, contractors or agents may violate or circumvent such policies and the law;
•costs and difficulties associated with managing international operations including cross border sales;
•the volatility of certain foreign economies in which we operate;
•fluctuations of foreign currency exchange rates in the markets in which we operate;
•political uncertainties and changes in the global political climate or other global events, such as trade wars involving the U.S. or global pandemics, including the COVID-19 pandemic, which may impose restrictions on, or create additional risk in relation to, global operations, which risks may become more pronounced as we consolidate operations across countries and need to move records and data across borders;
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
Our use of joint ventures could expose us to additional risks and liabilities, including our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests, our lack of sole decision-making authority, and disputes between us and our joint venture partners.
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
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose or be required to contribute unplanned capital;
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

IRON MOUNTAIN 2021 FORM 10-K	13

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
We face additional risks in expanding our Global Data Center Business, including the significant amount of capital required.
Expanding our Global Data Center Business requires significant capital commitments. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our Global Data Center Business, generally 12 to 18 months in advance of securing customer contracts, and we may not have enough customer demand to support these data centers when they are built. There can be no assurance we will have sufficient customer demand to support the data centers we have acquired, or that we will not be adversely affected by the risks noted above under "Significant costs or disruptions at our data centers could adversely affect our business, financial condition and results of operations", which could make it difficult for us to realize expected returns on our investments, if any.
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

14	IRON MOUNTAIN 2021 FORM 10-K

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
•increases in rent expense and property tax as a result of the increasing demand for industrial real estate;
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
Unexpected events, including those resulting from climate change or geopolitical events, could disrupt our operations and adversely affect our reputation and results of operations.
Unexpected events, including fires or explosions at our facilities, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, or terrorist activities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities and equipment and through physical damage to, or disruption of, local infrastructure. During the past several years we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change. Some of our key facilities worldwide are vulnerable to severe weather events, and global weather pattern changes may also pose long-term risks of physical impacts to our business. Our customers rely on us to securely store and timely retrieve their critical information, and, while we maintain disaster recovery and business continuity plans that would be implemented in these situations, these unexpected events could result in customer service disruption, physical damage to one or more key operating facilities and the information stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems, each of which could negatively impact our reputation and results of operations. In addition, these unexpected events could negatively impact our reputation if such events result in adverse publicity, governmental investigations or litigation or if customers do not otherwise perceive our response to be adequate.
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
We rely on IT infrastructure, including hardware, networks, software, people and processes, to provide information to support assessments and conclusions about our operating performance. We are in the process of upgrading a number of our IT systems, including consolidating our existing finance operations platforms, and we face risks relating to these transitions. For example, we may incur greater costs than we anticipate training our personnel on the new systems, we may experience service disruptions or errors in accurately capturing data or retaining our records, and we may be delayed in meeting our various reporting obligations. There can be no assurance that we will manage our IT systems and implement these new systems as planned or that we will do so without disruptions to our operations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

IRON MOUNTAIN 2021 FORM 10-K	15

Part I

RISKS RELATED TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.
We have a significant amount of indebtedness. As of December 31, 2021, our total long-term debt was approximately $9.3 billion, stockholders equity was approximately $856 million and we had cash and cash equivalents (including restricted cash) of approximately $256 million. Our substantial indebtedness could have important consequences to our current and potential investors. These risks include:
•inability to satisfy our obligations with respect to our various debt instruments;
•inability to make borrowings to fund future working capital, capital expenditures and strategic growth opportunities, including acquisitions, further organic development of our Global Data Center Business and expansions into adjacent businesses and other service offerings, and other general corporate requirements, including possible required repurchases, redemptions or prepayments of our various indebtedness;
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
Despite our current indebtedness levels, we may still incur substantially more debt, particularly in order to execute on our strategic growth plan. The terms of our indentures generally do not cap the maximum amount of additional funds that may be borrowed under our Credit Agreement and possible future credit arrangements.
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
These restrictions and our long-term commitment to reduce our leverage ratio may adversely affect our ability to pursue our acquisition and other growth strategies, including our strategic growth plan.
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

16	IRON MOUNTAIN 2021 FORM 10-K

Part I

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
We have elected to be taxed as a REIT for federal income tax purposes beginning with our 2014 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the “Code”), such that we will continue to qualify for taxation as a REIT. However, we can provide no assurance that we will remain qualified for taxation as a REIT. If we fail to remain qualified for taxation as a REIT, we will be subject to federal income taxation at corporate income tax rates unless certain relief provisions apply.
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

IRON MOUNTAIN 2021 FORM 10-K	17

Part I

Complying with REIT requirements may limit our flexibility, cause us to forgo otherwise attractive opportunities that we would otherwise pursue to execute our strategic growth plan, or otherwise reduce our income and amounts available for distribution to our stockholders.
To remain qualified for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. Thus, compliance with these tests may require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-REIT qualifying operations or assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and, to that extent, limit our opportunities and our flexibility to change our business strategy and execute on our strategic growth plan. This may restrict our ability to acquire certain businesses, enter into joint ventures or acquire minority interests of companies. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing.
We conduct a significant portion of our business activities, including our information management services businesses and several of our international operations, through domestic and foreign TRSs. Under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make additional investments in non-REIT qualifying operations or assets or in international operations through TRSs.
If we fail to comply with specified asset ownership tests applicable to REITs as measured at the end of any calendar quarter, we generally must correct such failure within 30 days after the end of the applicable calendar quarter or qualify for statutory relief provisions to avoid losing our qualification for taxation as a REIT. As a result, we may be required to liquidate assets or to forgo our pursuit of otherwise attractive investments or executing on portions of our strategic growth plan. These actions may reduce our income and amounts available for distribution to our stockholders.
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

18	IRON MOUNTAIN 2021 FORM 10-K

Part I

We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we hold in one of our qualified REIT subsidiaries (“QRSs”) following the liquidation or other conversion of a former TRS). This tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset, to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, any depreciation recapture income that we recognize because of accounting method changes that we make in connection with our acquisition activities will be fully subject to this tax.
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
Dividends payable by United States corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced United States federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate stockholders that meet specified holding period requirements are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.
The ownership and transfer restrictions contained in our certificate of incorporation may not protect our qualification for taxation as a REIT, could have unintended antitakeover effects and may prevent our stockholders from receiving a takeover premium.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our capital stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then, absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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

IRON MOUNTAIN 2021 FORM 10-K	19

Part I

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.
At any time, the federal or state income tax laws governing REITs, the administrative interpretations of those laws, or local laws impacting our REIT structure for our international operations may be amended. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury (“Treasury”) and state and local taxing authorities. Changes to the tax laws, regulations and administrative interpretations or local laws governing our international operations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-United States TRSs, or how we have structured our operations outside the United States to comply with REIT qualification requirements. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations, administrative interpretations or local laws applicable to us may be changed or if such laws would impact our ability to remain qualified for taxation as a REIT or the costs of doing so.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

20	IRON MOUNTAIN 2021 FORM 10-K

Part I

ITEM 2. PROPERTIES.
As of December 31, 2021, we conducted operations through 1,184 leased facilities and 263 owned facilities. Our facilities are divided among our reportable operating segments as follows: Global RIM Business (1,363), Global Data Center Business (17) and Corporate and Other Business (67). These facilities contain a total of approximately 94.6 million square feet of space. A breakdown of owned and leased facilities by country (and by state within the United States) is listed below:

IRON MOUNTAIN 2021 FORM 10-K	21

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
North America
United States (Including Puerto Rico)
Alabama	3	312,473	1	12,621	4	325,094
Arizona	8	496,448	6	1,207,281	14	1,703,729
Arkansas	2	63,604	—	—	2	63,604
California	67	5,908,150	10	958,856	77	6,867,006
Colorado	8	466,336	4	484,490	12	950,826
Connecticut	6	309,836	3	527,666	9	837,502
Delaware	3	239,640	1	120,921	4	360,561
District of Columbia	1	1,670	—	—	1	1,670
Florida	31	2,240,035	5	263,930	36	2,503,965
Georgia	9	798,880	5	265,049	14	1,063,929
Idaho	2	105,021	—	—	2	105,021
Illinois	15	1,213,808	7	1,309,975	22	2,523,783
Indiana	6	344,516	—	—	6	344,516
Iowa	2	145,138	1	14,200	3	159,338
Kansas	3	253,919	—	—	3	253,919
Kentucky	2	64,000	4	418,760	6	482,760
Louisiana	4	388,475	—	—	4	388,475
Maine	—	—	1	95,000	1	95,000
Maryland	20	2,139,060	2	83,442	22	2,222,502
Massachusetts (including Corporate Headquarters)	8	545,039	7	1,025,167	15	1,570,206
Michigan	17	1,068,499	2	62,300	19	1,130,799
Minnesota	12	908,474	—	—	12	908,474
Mississippi	3	201,300	—	—	3	201,300
Missouri	13	1,548,828	1	25,120	14	1,573,948
Montana	3	38,548	—	—	3	38,548
Nebraska	1	34,560	2	266,733	3	301,293
Nevada	7	276,520	1	107,041	8	383,561
New Hampshire	—	—	1	146,467	1	146,467
New Jersey	33	3,074,071	8	2,476,635	41	5,550,706
New Mexico	3	151,473	—	—	3	151,473
New York	18	877,103	12	1,166,558	30	2,043,661
North Carolina	19	976,504	3	150,624	22	1,127,128
Ohio	14	1,074,262	4	250,291	18	1,324,553
Oklahoma	5	228,425	—	—	5	228,425
Oregon	11	384,296	1	55,621	12	439,917
Pennsylvania	23	2,181,786	3	2,062,761	26	4,244,547
Puerto Rico	4	237,969	1	54,352	5	292,321
Rhode Island	1	70,159	1	12,748	2	82,907
South Carolina	5	261,011	2	214,238	7	475,249
Tennessee	5	256,743	4	63,909	9	320,652
Texas	43	2,349,451	21	1,894,453	64	4,243,904
Utah	2	78,148	1	90,553	3	168,701
Vermont	2	55,200	—	—	2	55,200
Virginia	12	685,369	7	795,036	19	1,480,405
Washington	6	701,991	5	196,028	11	898,019
West Virginia	2	105,502	—	—	2	105,502
Wisconsin	5	379,857	1	10,655	6	390,512
Total United States	469	34,242,097	138	16,889,481	607	51,131,578
Canada	46	3,081,804	16	1,783,258	62	4,865,062
Total North America	515	37,323,901	154	18,672,739	669	55,996,640

22	IRON MOUNTAIN 2021 FORM 10-K

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International
Argentina	2	134,753	4	298,864	6	433,617
Armenia	3	13,712	—	—	3	13,712
Australia	41	2,888,639	2	33,845	43	2,922,484
Austria	3	92,296	1	58,771	4	151,067
Bahrain	2	33,659	—	—	2	33,659
Belarus	4	18,472	—	—	4	18,472
Belgium	4	202,106	1	104,391	5	306,497
Brazil	41	2,813,259	6	291,280	47	3,104,539
Bulgaria	1	68,889	—	—	1	68,889
Chile	2	6,846	17	667,790	19	674,636
China Mainland (including China - Hong Kong S.A.R., China-Taiwan and China-Macau S.A.R.)	46	1,960,751	1	20,518	47	1,981,269
Colombia	21	799,378	—	—	21	799,378
Croatia	2	62,786	1	36,447	3	99,233
Cyprus	2	51,118	2	46,246	4	97,364
Czech Republic	7	152,889	—	—	7	152,889
Denmark	3	161,361	—	—	3	161,361
Egypt	—	—	1	163,611	1	163,611
England	66	3,551,854	18	598,009	84	4,149,863
Estonia	1	38,861	—	—	1	38,861
Eswatini	3	6,997	—	—	3	6,997
Finland	3	95,896	—	—	3	95,896
France	31	2,078,227	12	936,486	43	3,014,713
Germany	15	698,593	3	308,504	18	1,007,097
Greece	5	314,894	—	—	5	314,894
Hungary	8	388,033	—	—	8	388,033
India	70	3,147,462	—	—	70	3,147,462
Indonesia	15	485,809	2	58,965	17	544,774
Ireland	2	118,831	3	158,558	5	277,389
Jordan	—	—	1	24,757	1	24,757
Kazakhstan	4	46,482	—	—	4	46,482
Latvia	2	50,681	—	—	2	50,681
Lesotho	2	4,736	—	—	2	4,736
Lithuania	2	60,543	—	—	2	60,543
Malaysia	8	443,149	—	—	8	443,149
Mexico	10	478,471	8	585,885	18	1,064,356
Morocco	6	554,439	—	—	6	554,439
The Netherlands	7	522,687	1	37,355	8	560,042
New Zealand	6	413,959	—	—	6	413,959
Northern Ireland	3	129,083	—	—	3	129,083
Norway	5	194,321	—	—	5	194,321
Oman	2	60,202	—	—	2	60,202
Peru	3	60,720	10	433,770	13	494,490
Philippines	9	338,040	—	—	9	338,040
Poland	19	796,561	—	—	19	796,561
Romania	8	451,954	—	—	8	451,954
Russia	42	1,811,370	—	—	42	1,811,370
Saudi Arabia	7	400,687	—	—	7	400,687
Scotland	1	67,191	4	375,294	5	442,485
Serbia	3	98,876	—	—	3	98,876
Singapore	6	297,581	3	345,056	9	642,637
Slovakia	5	173,792	—	—	5	173,792
South Africa	16	477,046	—	—	16	477,046
South Korea	8	257,233	—	—	8	257,233
Spain	30	754,667	5	170,707	35	925,374
Sweden	6	759,793	—	—	6	759,793
Switzerland	12	283,857	—	—	12	283,857

IRON MOUNTAIN 2021 FORM 10-K	23

Part I

	LEASED		OWNED		TOTAL
COUNTRY/STATE	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET	NUMBER	SQUARE FEET
International (Continued)
Thailand	4	267,989	2	105,487	6	373,476
Turkey	9	683,641	—	—	9	683,641
Ukraine	10	208,050	—	—	10	208,050
United Arab Emirates	10	833,421	1	349,526	11	1,182,947
Vietnam	1	54,767	—	—	1	54,767
Total International	669	32,422,360	109	6,210,122	778	38,632,482
Total	1,184	69,746,261	263	24,882,861	1,447	94,629,122
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
Our total building utilization and total racking utilization by region as of December 31, 2021 in Records Management and Data Management are as follows:

	RECORDS MANAGEMENT(1)		DATA MANAGEMENT
REGION	BUILDING UTILIZATION	RACKING UTILIZATION	BUILDING UTILIZATION	RACKING UTILIZATION
North America	80%	87%	58%	66%
Europe	85%	91%	40%	59%
Latin America	87%	90%	73%	75%
Asia	84%	92%	58%	70%
Total	82%	89%	55%	66%
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
The following table sets forth a summary of the lease expirations for leases in place related to our Global Data Center Business, for which we are the lessor, as of December 31, 2021. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

YEAR	NUMBER OF LEASES EXPIRING	TOTAL MEGAWATTS EXPIRING	PERCENTAGE OF TOTAL MEGAWATTS EXPIRING	ANNUALIZED TOTAL CONTRACT RENT EXPIRING (IN THOUSANDS)	PERCENTAGE OF TOTAL CONTRACT VALUE ANNUALIZED RENT
2022	556	15.1	8.4%	$47,646	14.7%
2023	350	22.7	12.6%	63,540	19.6%
2024	237	12.9	7.2%	32,704	10.1%
2025	77	20.0	11.1%	43,748	13.5%
2026	63	20.0	11.1%	33,746	10.4%
2027	10	3.2	1.8%	6,429	2.0%
2028	13	37.7	20.9%	47,216	14.6%
Thereafter	14	48.5	26.9%	48,715	15.1%
Total	1,320	180.1	100.0%	$323,744	100.0%

24	IRON MOUNTAIN 2021 FORM 10-K

Part I

ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

IRON MOUNTAIN 2021 FORM 10-K	25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NYSE under the symbol “IRM". The closing price of our common stock on the NYSE on February 18, 2022 was $43.01. As of February 18, 2022, there were 7,117 holders of record of our common stock. See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for additional information on dividends declared on our common stock.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended December 31, 2021, nor did we repurchase any shares of our common stock during the three months ended December 31, 2021.
ITEM 6. [RESERVED.]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this Annual Report.
This discussion contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other securities laws. See “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Annual Report and “Item 1A. Risk Factors” beginning on page 9 of this Annual Report.

IRON MOUNTAIN 2021 FORM 10-K	27

Part II

OVERVIEW
COVID-19
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. While we have broad geographic and customer diversification with operations in 63 countries and no single customer accounting for more than approximately 1% of revenue during the year ended December 31, 2021, COVID-19 is a global pandemic impacting numerous industries and geographies. While our service operations have increased from the reductions we experienced during the first and second quarter of 2020, future service revenues remain uncertain and will be dependent on the severity of the COVID-19 pandemic, including new variants of COVID-19 that may emerge.
PROJECT SUMMIT
In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. As of December 31, 2021, we have completed Project Summit. As a result of the program we have simplified our global structure, rebalanced resources to focus on higher growth areas, realigned our management structure to create a more dynamic, agile organization, made investments to enhance the customer experience and leveraged new technology solutions that enabled us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate. Project Summit has improved annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021, of which approximately $160.0 million and $165.0 million were realized in 2021 and 2020, respectively, with the remainder to come in 2022.

2021	$160 million
Exiting 2021	$375 million
The implementation of Project Summit resulted in total operating expenditures ("Restructuring Charges") of approximately $450.0 million that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. The following table presents (in millions) total Restructuring Charges related to Project Summit from the inception of Project Summit through December 31, 2021 and for the years ended December 31, 2021, 2020 and 2019:

From the Inception of Project Summit through December 31, 2021
For the Year Ended December 31, 2021
For the Year Ended December 31, 2020
For the Year Ended December 31, 2019
We have also incurred approximately $33.8 million in capital expenditures related to Project Summit from the inception of Project Summit through December 31, 2021.

28	IRON MOUNTAIN 2021 FORM 10-K

Part II

DIVESTMENTS
INTELLECTUAL PROPERTY MANAGEMENT BUSINESS
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $215.4 million (the “IPM Divestment”). As a result of the IPM Divestment, we recorded a gain on sale of approximately $179.0 million to Other (income) expense, net, during the year ended December 31, 2021, the substantial majority of which was recorded during the second quarter of 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business. Our IPM business represented approximately $14.2 million, $32.8 million and $33.2 million of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively, and approximately $6.8 million, $16.0 million and $17.2 million of total net income for the years ended December 31, 2021, 2020 and 2019, respectively.

IRON MOUNTAIN CONSUMER STORAGE
In March 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the “IM Consumer Storage Assets”) and approximately $20.0 million in cash (gross of certain transaction expenses) (the “Cash Contribution”) to a strategic partnership (the “MakeSpace JV”) established by us and MakeSpace Labs, Inc. (“MakeSpace”) pursuant to a transaction which closed on March 19, 2019 (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction, the MakeSpace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by MakeSpace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an initial equity interest of approximately 34% in the MakeSpace JV (the “MakeSpace Investment”). In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we contributed $36.0 million of the $45.0 million being raised in installments between May 2020 through October 2021. At December 31, 2021, we owned 49.99% of the outstanding equity in the MakeSpace JV.
In connection with the Consumer Storage Transaction and the MakeSpace Investment, we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. During the years ended December 31, 2021, 2020 and 2019, we recognized revenue of approximately $34.7 million, $33.6 million and $22.5 million, respectively, associated with the MakeSpace Agreement.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4.2 million to Other (income) expense, net, during the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of the carrying value of our consumer storage operations and (ii) the Cash Contribution.
________________________________________________________
As described in Note 4 to Notes to Consolidated Financial Statements included in this Annual Report, we have concluded that the divestments of IPM and the IM Consumer Storage Assets in the Consumer Storage Transaction do not meet the criteria to be reported as discontinued operations in our consolidated financial statements.
GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•In spite of the COVID-19 pandemic, we have experienced relatively steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term.
•Our organic service revenue growth is primarily due to increases in our service activity, particularly in regions where governments have lifted or eased COVID-19-related restrictions on our customers’ non-essential business operations. We expect organic service revenue growth in 2022 to benefit from our new and existing digital offerings.
•We expect revenue and Adjusted EBITDA growth to accelerate in 2022 with continued focus on new product and service offerings, innovation, customer solutions and market expansion.

IRON MOUNTAIN 2021 FORM 10-K	29

Part II

Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent withdrawal fees, project revenues, and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout. Our service revenue growth has been negatively impacted by declining activity rates as stored records are becoming less active. While customers continue to store their records and tapes with us, they are less likely than they have been in the past to retrieve records for research and other purposes, thereby reducing service activity levels.
BREAKDOWN OF REVENUES

1%
Consumer storage
24%
Secure shredding
17%
Global digital solutions
5%
Adjacent businesses
2%
Data center
9%
Data management
42%
Records management
Service revenue 36%
Storage rental revenue 64%
74%
Records management
11%
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
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the year ended December 31, 2021 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

10%
Product Cost of Sales and Other
41%
Labor
7%
Transportation
42%
Facilities

26%
Sales, Marketing and Account Management
74%
General, Administrative and Other

30	IRON MOUNTAIN 2021 FORM 10-K

Part II

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
Our consolidated revenues and expenses are subject to the net effect of foreign currency translation related to our operations outside the United States. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Consolidated Statements of Operations. As a result of the relative size of our international operations, these fluctuations may be material on individual balances. Our revenues and expenses from our international operations are generally denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency presentation. The constant currency growth rates are calculated by translating the 2020 results at the 2021 average exchange rates and the 2019 results at the 2020 average exchange rates. Constant currency growth rates are a non-GAAP measure.

IRON MOUNTAIN 2021 FORM 10-K	31

Part II

The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our United States dollar-reported revenues and expenses:

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2021	2020	2021	2020
Australian dollar	3.3%	3.2%	$0.751	$0.690	8.8%
Brazilian real	1.8%	1.9%	$0.186	$0.196	(5.1)%
British pound sterling	6.6%	6.0%	$1.376	$1.283	7.2%
Canadian dollar	5.6%	5.4%	$0.798	$0.746	7.0%
Euro	7.7%	7.5%	$1.183	$1.141	3.7%

	PERCENTAGE OF UNITED STATES DOLLAR- REPORTED REVENUE FOR THE YEAR ENDED DECEMBER 31,		AVERAGE EXCHANGE RATES FOR THE YEAR ENDED DECEMBER 31,		PERCENTAGE STRENGTHENING / (WEAKENING) OF FOREIGN CURRENCY
	2020	2019	2020	2019
Australian dollar	3.2%	3.4%	$0.690	$0.695	(0.7)%
Brazilian real	1.9%	2.6%	$0.196	$0.254	(22.8)%
British pound sterling	6.0%	6.4%	$1.283	$1.277	0.5%
Canadian dollar	5.4%	5.7%	$0.746	$0.754	(1.1)%
Euro	7.5%	7.4%	$1.141	$1.120	1.9%
The percentage of United States dollar-reported revenues for all other foreign currencies was 14.6%, 13.8% and 12.7% for the years ended December 31, 2021, 2020 and 2019, respectively.
NON-GAAP MEASURES
ADJUSTED EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense •COVID-19 Costs (as defined below)

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable operating segments under “Results of Operations – Segment Analysis” below.

32	IRON MOUNTAIN 2021 FORM 10-K

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
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS TO ADJUSTED EBITDA (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Income (Loss) from Continuing Operations	$452,725	$343,096	$268,211
Add/(Deduct):
Interest expense, net	417,961	418,535	419,298
Provision (benefit) for income taxes	176,290	29,609	59,931
Depreciation and amortization	680,422	652,069	658,201
Acquisition and Integration Costs	12,764	—	13,293
Restructuring Charges	206,426	194,396	48,597
Intangible impairments	—	23,000	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(172,041)	(363,537)	(63,824)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(205,746)	133,611	25,720
Stock-based compensation expense	61,001	34,272	36,194
COVID-19 Costs(2)	—	9,285	—
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	4,897	1,385	3,388
Adjusted EBITDA	$1,634,699	$1,475,721	$1,469,009
(1)Includes foreign currency transaction losses (gains), net, debt extinguishment expense and other, net. See Note 2.u. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other (income) expense, net.
(2)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends (“COVID-19 Costs”). These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
ADJUSTED EPS
Adjusted EPS is defined as reported earnings per share fully diluted from continuing operations (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

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

IRON MOUNTAIN 2021 FORM 10-K	33

Part II

RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM CONTINUING OPERATIONS TO ADJUSTED EPS—FULLY DILUTED FROM CONTINUING OPERATIONS:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Reported EPS—Fully Diluted from Continuing Operations	$1.55	$1.19	$0.93
Add/(Deduct):
Acquisition and Integration Costs	0.04	—	0.05
Restructuring Charges	0.71	0.67	0.17
Intangible impairments	—	0.08	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(0.59)	(1.26)	(0.22)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures	(0.71)	0.46	0.09
Stock-based compensation expense	0.21	0.12	0.13
COVID-19 Costs(1)	—	0.03	—
Tax impact of reconciling items and discrete tax items(2)	0.28	(0.11)	(0.03)
Income (loss) Attributable to Noncontrolling Interests	0.01	—	—
Adjusted EPS—Fully Diluted from Continuing Operations(3)	$1.51	$1.19	$1.11
(1)These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
(2)The difference between our effective tax rate and our structural tax rate (or adjusted effective tax rate) for the years ended December 31, 2021, 2020, and 2019 is primarily due to (i) the reconciling items above, which impact our reported income (loss) from continuing operations before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the years ended December 31, 2021, 2020 and 2019 was 17.7%, 15.1%, and 17.6%, respectively.
(3)Columns may not foot due to rounding.
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

34	IRON MOUNTAIN 2021 FORM 10-K

Part II

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Net Income (Loss)	$452,725	$343,096	$268,315
Add/(Deduct):
Real estate depreciation(1)	307,717	298,943	303,415
Gain on sale of real estate, net of tax(2)	(142,892)	(365,709)	(99,194)
Data center lease-based intangible assets amortization(3)	42,333	42,637	46,696
Our share of FFO (Nareit) reconciling items from our unconsolidated joint ventures	—	—	1,284
FFO (Nareit)	659,883	318,967	520,516
Add/(Deduct):
Acquisition and Integration Costs	12,764	—	13,293
Restructuring Charges	206,426	194,396	48,597
Intangible impairments	—	23,000	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(3,751)	2,523	40,763
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(4)	(205,746)	133,611	25,720
Stock-based compensation expense	61,001	34,272	36,194
COVID-19 Costs(5)	—	9,285	—
Real estate financing lease depreciation	14,635	13,801	13,364
Tax impact of reconciling items and discrete tax items(6)	56,822	(31,825)	(13,095)
(Income) loss from discontinued operations, net of tax	—	—	(104)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(38)	(38)	148
FFO (Normalized)	$801,996	$697,992	$685,396
(1)Includes depreciation expense related to owned real estate assets (land improvements, buildings, building improvements, leasehold improvements and racking), excluding depreciation related to real estate financing leases.
(2)Tax expense associated with the gain on sale of real estate for the years ended December 31, 2021, 2020, and 2019, was $25.4 million, $0.4 million, and $5.4 million, respectively.
(3)Includes amortization expense for Data Center In-Place Lease Intangible Assets and Data Center Tenant Relationship Intangible Assets as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report.
(4)Includes foreign currency transaction (gains) losses, net, debt extinguishment expense and other, net. See Note 2.u. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the components of Other (income) expense, net.
(5)These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.
(6)Represents the tax impact of (i) the reconciling items above, which impacts our reported income (loss) from continuing operations before provision (benefit) for income taxes but has an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a provision (benefit) for income taxes of $19.2 million, $(16.8) million and $(1.5) million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

IRON MOUNTAIN 2021 FORM 10-K	35

Part II

REVENUE RECOGNITION
Revenue is recognized when or as control of promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 2.r. to Notes to Consolidated Financial Statements included in this Annual Report for additional details on our revenue recognition policies. Revenue for all our lines of business, with the exception of storage revenues in our Global Data Center Business (which is subject to leasing guidance), is recognized in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”), the application of which requires that we make estimates and judgements that may affect the amount and timing of revenue we recognize.
We have determined that the majority of our contracts contain series performance obligations which qualify to be recognized under a practical expedient available in ASC 606 known as the “right to invoice.” This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract.
From time to time, we make payments to entities that are also customers under a revenue contract. These payments are comprised of Customer Inducements (as defined in Note 2.l. to Notes to Consolidated Financial Statements included in this Annual Report). Consideration payable to a customer is treated as a reduction of the transaction price over periods ranging from one to 10 years. If the payment to the customer does not represent payment for a distinct service, revenue is recognized only up to the amount of consideration remaining after customer payment obligations are considered.
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

36	IRON MOUNTAIN 2021 FORM 10-K

Part II

Our estimates of fair value are based upon assumptions believed to be reasonable at that time but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy of such assumptions. Total property, plant and equipment and intangible assets acquired in our 2021 acquisitions were approximately $150.1 million and $44.9 million, respectively.
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
We did not record impairment charges for any of our long-lived asset and finite-lived intangibles during the years ended December 31, 2021 and 2020. During 2019, we recorded an impairment charge of approximately $24.0 million on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio as we explored strategic options regarding how to maintain and support the infrastructure of select offerings within this portfolio.
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
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2021, 2020 and 2019. We concluded that as of October 1, 2021, 2020 and 2019, goodwill was not impaired.
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2021 were as follows:

•North American Records and Information Management reporting unit ("North America RIM")
•Europe Records and Information Management reporting unit ("Europe RIM")
•Latin America Records and Information Management reporting unit ("Latin America RIM")
•Australia and New Zealand Records and Information Management reporting unit ("ANZ RIM")
•Asia Records and Information Management reporting unit ("Asia RIM") •Global Data Center •Fine Arts •Entertainment Services

See Note 2.k. to Notes to Consolidated Financial Statements included in this Annual Report for a description of our reporting units.

IRON MOUNTAIN 2021 FORM 10-K	37

Part II

Based on our goodwill impairment analysis as of October 1, 2021, all of our reporting units had estimated fair values exceeding their carrying values by greater than 20%. Our Global Data Center reporting unit had an estimated fair value that exceeded its carrying value by approximately 23%. The reporting unit represented approximately $426.1 million, or 9.5%, of our consolidated goodwill balance at December 31, 2021. The following is a summary of the Global Data Center reporting unit including the goodwill balance (in thousands), percentage by which the fair value of the reporting unit exceeded its carrying value, and certain key assumptions used by us in determining the fair value of the reporting unit as of October 1, 2021:

REPORTING UNIT	GOODWILL BALANCE AT OCTOBER 1, 2021	PERCENTAGE BY WHICH THE FAIR VALUE OF THE REPORTING UNIT EXCEEDED THE REPORTING UNIT CARRYING VALUE AS OF OCTOBER 1, 2021	KEY ASSUMPTIONS IN THE FAIR VALUE OF REPORTING UNIT MEASUREMENT AS OF OCTOBER 1, 2021
			DISCOUNT RATE	AVERAGE ANNUAL CONTRIBUTION MARGIN USED IN DISCOUNTED CASH FLOW	AVERAGE ANNUAL CAPITAL EXPENDITURES AS PERCENTAGE OF REVENUE(1)	TERMINAL GROWTH RATE(2)
Global Data Center	$428,992	23.0%	6.5%	40.2%	28.0%	3.0%
(1)For purposes of our goodwill impairment analysis, the term “capital expenditures” includes both growth investment and recurring capital expenditures. The capital expenditure assumptions in our goodwill impairment analysis include significant growth investment in the next three years.
(2)Terminal growth rates are applied in year 10 of our discounted cash flow analysis.
Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach"). There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of our annual goodwill impairment testing. The following includes supplemental information to the table above for the Data Center reporting unit where the estimated fair value exceeded its carrying value by approximately 23% as of October 1, 2021. The success of this business and the achievement of certain key assumptions developed by management and used in the Discounted Cash Flow Model are contingent upon various factors including, but not limited to, (i) achieving growth from existing customers, (ii) sales to new customers, (iii) increased market penetration and (iv) accurately timing the capital investments related to expansions.
Our Global Data Center Business footprint spans nine markets in the United States: Denver, Colorado; Kansas City, Missouri; Boston, Massachusetts; Boyers, Pennsylvania; Manassas, Virginia; Edison, New Jersey; Columbus, Ohio; and Phoenix and Scottsdale, Arizona and seven international markets: Amsterdam, London, Singapore, Frankfurt (directly and through an unconsolidated joint venture) and through unconsolidated joint ventures in Mumbai, Pune and Noida. We provide enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure with secure, reliable and flexible data center options. Data centers are highly specialized and secure assets that serve as centralized repositories of server, storage and network equipment. They are capital intensive and designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data as well as an increased demand for outsourcing. In order to attract and retain customers, as well as sustain growth in our existing and new markets, we must have the capability to tailor our facilities and invest capital to meet our customers’ needs. Our estimate of fair value reflects the expected growth in each of our data center markets along with the corresponding capital investments required to meet demand. The business is primarily comprised of acquisitions completed in 2018 and late 2017; therefore, we would expect that the fair value of this reporting unit would closely approximate its carrying value.
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

38	IRON MOUNTAIN 2021 FORM 10-K

Part II

Although we believe we have sufficient historical and projected information available to us to test for goodwill impairment, it is possible that actual results could differ from the estimates used in our impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows and discount rate are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of our reporting units. We have assessed the sensitivity of these assumptions on each of our reporting units as of October 1, 2021.

North America RIM, Europe RIM, Latin America RIM, ANZ RIM, Asia RIM, Fine Arts and Entertainment Services
We noted that, based on the estimated fair value of these reporting units determined as of October 1, 2021:
•a hypothetical decrease of 10% in the expected annual future cash flows of these reporting units, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2021 by a range of approximately 9.7% to 10.6% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value;
•a hypothetical increase of 100 basis points in the discount rate, with all other assumptions unchanged, would have decreased the estimated fair value of these reporting units as of October 1, 2021 by a range of approximately 4.2% to 9.9% but would not, however, have resulted in the carrying value of any of these reporting units with goodwill exceeding their estimated fair value.

Global Data Center
We noted that, as of October 1, 2021, the estimated fair value of the reporting unit:
•exceeds its carrying value by approximately 23%.
Accordingly, any significant negative change in either the expected annual future cash flows of the reporting unit or the discount rate may result in the carrying value of the reporting unit exceeding its estimated fair value.

At December 31, 2021, no factors were identified that would alter the conclusions of our October 1, 2021 goodwill impairment analysis. In making this assessment, we considered a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.
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

IRON MOUNTAIN 2021 FORM 10-K	39

Part II

At December 31, 2021, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $85.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 47%. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2021 and 2020, we had approximately $27.8 million and $26.0 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
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

RESULTS OF OPERATIONS
The following information summarizes our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of our results for the year ended December 31, 2020 compared to the year ended December 31, 2019, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
COMPARISON OF YEAR ENDED DECEMBER 31, 2021 TO YEAR ENDED DECEMBER 31, 2020 AND COMPARISON OF YEAR ENDED DECEMBER 31, 2020 TO YEAR ENDED DECEMBER 31, 2019
(IN THOUSANDS):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Revenues	$4,491,531	$4,147,270	$344,261	8.3%
Operating Expenses	3,637,359	3,212,485	424,874	13.2%
Operating Income	854,172	934,785	(80,613)	(8.6)%
Other Expenses, Net	401,447	591,689	(190,242)	(32.2)%
Income from Continuing Operations	452,725	343,096	109,629	32.0%
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	—%
Net Income	452,725	343,096	109,629	32.0%
Net Income Attributable to Noncontrolling Interests	2,506	403	2,103	521.8%
Net Income Attributable to Iron Mountain Incorporated	$450,219	$342,693	$107,526	31.4%
Adjusted EBITDA(1)	$1,634,699	$1,475,721	$158,978	10.8%
Adjusted EBITDA Margin(1)	36.4%	35.6%

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2020	2019
Revenues	$4,147,270	$4,262,584	$(115,314)	(2.7)%
Operating Expenses	3,212,485	3,481,246	(268,761)	(7.7)%
Operating Income	934,785	781,338	153,447	19.6%
Other Expenses, Net	591,689	513,127	78,562	15.3%
Income from Continuing Operations	343,096	268,211	74,885	27.9%
Income (Loss) from Discontinued Operations, Net of Tax	—	104	(104)	(100.0)%
Net Income	343,096	268,315	74,781	27.9%
Net Income Attributable to Noncontrolling Interests	403	938	(535)	(57.0)%
Net Income Attributable to Iron Mountain Incorporated	$342,693	$267,377	$75,316	28.2%
Adjusted EBITDA(1)	$1,475,721	$1,469,009	$6,712	0.5%
Adjusted EBITDA Margin(1)	35.6%	34.5%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Annual Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.

IRON MOUNTAIN 2021 FORM 10-K	40

Part II

REVENUES
Consolidated revenues consist of the following (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$2,870,119	$2,754,091	$116,028	4.2%	2.8%	0.2%	2.6%
Service	1,621,412	1,393,179	228,233	16.4%	14.7%	1.5%	13.2%
Total Revenues	$4,491,531	$4,147,270	$344,261	8.3%	6.8%	0.7%	6.1%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	IMPACT OF ACQUISITIONS	ORGANIC GROWTH(2)
Storage Rental	$2,754,091	$2,681,087	$73,004	2.7%	3.8%	1.4%	2.4%
Service	1,393,179	1,581,497	(188,318)	(11.9)%	(11.0)%	1.8%	(12.8)%
Total Revenues	$4,147,270	$4,262,584	$(115,314)	(2.7)%	(1.7)%	1.6%	(3.3)%
(1)Constant currency growth rates are calculated by translating the 2020 results at the 2021 average exchange rates and the 2019 results at the 2020 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations, but including the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the year ended December 31, 2021, the increase in reported consolidated revenue was driven by reported storage rental revenue growth and reported service revenue growth. Foreign currency exchange rate fluctuations increased our reported consolidated revenues by 1.5% in the year ended December 31, 2021 compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported storage rental revenue and reported service revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 2.4% increase in total global volume (excluding acquisitions, total global volume increased 0.2%); and
•an increase of $37.7 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•an increase in service activity levels, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations;
•organic service revenue growth reflecting increased service activity levels; and
•an increase of $20.8 million due to foreign currency exchange rate fluctuations.

41	IRON MOUNTAIN 2021 FORM 10-K

Part II

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2021	2020
Labor	$769,617	$738,038	$31,579	4.3%	3.0%	17.1%	17.8%	(0.7)%
Facilities	795,802	731,679	64,123	8.8%	7.0%	17.7%	17.6%	0.1%
Transportation	136,792	125,591	11,201	8.9%	7.0%	3.0%	3.0%	—%
Product Cost of Sales and Other	185,018	154,386	30,632	19.8%	18.1%	4.1%	3.7%	0.4%
COVID-19 Costs	—	7,648	(7,648)	(100.0)%	(100.0)%	—%	0.2%	(0.2)%
Total Cost of sales	$1,887,229	$1,757,342	$129,887	7.4%	5.8%	42.0%	42.4%	(0.4)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE

	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2020	2019
Labor	$738,038	$814,459	$(76,421)	(9.4)%	(7.9)%	17.8%	19.1%	(1.3)%
Facilities	731,679	697,330	34,349	4.9%	6.0%	17.6%	16.4%	1.2%
Transportation	125,591	162,905	(37,314)	(22.9)%	(22.6)%	3.0%	3.8%	(0.8)%
Product Cost of Sales and Other	154,386	158,621	(4,235)	(2.7)%	(1.0)%	3.7%	3.7%	—%
COVID-19 Costs	7,648	—	7,648	100.0%	100.0%	0.2%	—%	0.2%
Total Cost of sales	$1,757,342	$1,833,315	$(75,973)	(4.1)%	(2.9)%	42.4%	43.0%	(0.6)%
Primary factors influencing the change in reported consolidated Cost of sales for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:
•an increase in labor costs driven by an increase in service activity, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during the years ended December 31, 2020 and 2021 (which we expect to continue in 2022 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increases in utilities and property taxes;
•an increase in product cost of sales and other driven by an increase in project activity; and
•an increase of $25.8 million due to foreign currency exchange rate fluctuations.

IRON MOUNTAIN 2021 FORM 10-K	42

Part II

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
			DOLLAR CHANGE
	2021	2020		ACTUAL	CONSTANT CURRENCY	2021	2020
General, Administrative and Other	$760,346	$716,213	$44,133	6.2%	5.1%	16.9%	17.3%	(0.4)%
Sales, Marketing and Account Management	262,213	231,365	30,848	13.3%	11.8%	5.8%	5.6%	0.2%
COVID-19 Costs	—	1,637	(1,637)	(100.0)%	(100.0)%	—%	—%	—%
Total Selling, general and administrative expenses	$1,022,559	$949,215	$73,344	7.7%	6.6%	22.8%	22.9%	(0.1)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2020	2019
General, Administrative and Other	$716,213	$745,960	$(29,747)	(4.0)%	(3.0)%	17.3%	17.5%	(0.2)%
Sales, Marketing and Account Management	231,365	245,704	(14,339)	(5.8)%	(5.0)%	5.6%	5.8%	(0.2)%
COVID-19 Costs	1,637	—	1,637	100.0%	100.0%	—%	—%	—%
Total Selling, general and administrative expenses	$949,215	$991,664	$(42,449)	(4.3)%	(3.4)%	22.9%	23.3%	(0.4)%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:
•an increase in general, administrative and other expenses, driven by higher wages and benefits, stock-based compensation expense and bonus compensation accruals, partially offset by benefits from Project Summit, as well as lower professional fees and bad debt expense;
•an increase in sales, marketing and account management expenses, driven by higher compensation expense, primarily reflecting increased wages and sales commissions, as well as increased marketing costs; and
•an increase of $10.1 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
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
Depreciation expense increased $17.5 million, or 3.9%, on a reported dollar basis for the year ended December 31, 2021 compared to the year ended December 31, 2020. See Note 2.h. to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased $10.8 million, or 5.3%, on a reported dollar basis for the year ended December 31, 2021 compared to the year ended December 31, 2020.
ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Acquisition and Integration Costs for the years ended December 31, 2021, 2020 and 2019 was approximately $12.8 million, $0.0 million and $13.3 million, respectively.

43	IRON MOUNTAIN 2021 FORM 10-K

Part II

RESTRUCTURING CHARGES
Restructuring Charges for the years ended December 31, 2021, 2020 and 2019 were approximately $206.4 million, $194.4 million and $48.6 million, respectively, and primarily consisted of employee severance costs and professional fees associated with Project Summit.
INTANGIBLE IMPAIRMENTS
The intangible impairment charge for the year ended December 31, 2020 was $23.0 million and related to the write-down of goodwill associated with our Fine Arts reporting unit in the first quarter of 2020.
GAIN ON DISPOSAL/WRITE-DOWN OF PROPERTY, PLANT AND
EQUIPMENT, NET

	YEAR ENDED DECEMBER 31,
	2021	2020
Consolidated gain on disposal/write-down of property, plant and equipment, net	Approximately $172.0 million	Approximately $363.5 million
The gains primarily consisted of:
•Gains associated with sale and sale-leaseback transactions of approximately $164.0 million, of which (i) approximately $127.4 million relates to the sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021 and (ii) approximately $36.6 million relates to the sale and sale-leaseback transactions of nine facilities in the United States during the fourth quarter of 2021.

•Gains associated with sale-leaseback transactions of approximately $342.1 million, of which (i) approximately $265.6 million relates to the sale-leaseback transactions of 14 facilities in the United States during the fourth quarter of 2020 and (ii) approximately $76.4 million relates to the sale-leaseback transactions of two facilities in the United States during the third quarter of 2020
•Gains of approximately $24.1 million associated with the Frankfurt JV (as defined below) transaction.

OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated Interest Expense, Net decreased $0.5 million, to $418.0 million for the year ended December 31, 2021 from $418.5 million for the year ended December 31, 2020. Our weighted average interest rate, inclusive of the commitment fee on the unused portion of our Revolving Credit Facility (as defined below) and fees associated with the letters of credit, was 4.7% and 4.6% at December 31, 2021 and 2020, respectively. See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our indebtedness.
OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE
DESCRIPTION	2021	2020
Foreign currency transaction (gains) losses, net	$(15,753)	$29,830	$(45,583)
Debt extinguishment expense	—	68,300	(68,300)
Other, net	(177,051)	45,415	(222,466)
Other (Income) Expense, Net	$(192,804)	$143,545	$(336,349)
FOREIGN CURRENCY TRANSACTION (GAINS) LOSSES, NET
We recorded net foreign currency transaction gains of $15.8 million in the year ended December 31, 2021, based on period-end exchange rates. These gains resulted primarily from the impact of changes in the exchange rate of the Euro and the British pound sterling against the United States dollar compared to December 31, 2020 on our intercompany balances with and between certain of our subsidiaries.

IRON MOUNTAIN 2021 FORM 10-K	44

Part II

DEBT EXTINGUISHMENT EXPENSE
Debt extinguishment expense represents the call premiums and write-off of unamortized deferred financing costs associated with the early redemption of the 6% Senior Notes due 2023, the 4 3/8% Senior Notes due 2021, the 5 3/4% Senior Subordinated Notes due 2024, the 5 3/8% CAD Senior Notes due 2023, the 3% Euro Senior Notes due 2025 and the 5 3/8% Senior Notes due 2026.
OTHER, NET
Other, net for the year ended December 31, 2021 consists primarily of (a) a gain of approximately $179.0 million associated with our IPM Divestment and (b) a gain of approximately $20.3 million associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019, partially offset by (c) losses on our equity method investments. Other, net for the year ended December 31, 2020 consists primarily of (a) changes in the estimated value of our mandatorily redeemable noncontrolling interests and (b) losses on our equity method investments.
PROVISION (BENEFIT) FOR INCOME TAXES
Our effective tax rates for the years ended December 31, 2021 and 2020 were 28.0% and 7.9%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our QRSs and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2021	2020
The benefit derived from the dividends paid deduction of $8.2 million which was offset by (1) the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9.9 million, and (2) foreign withholding taxes of $23.7 million, which were either paid during the year or accrued, for the deferred tax liability for the U.S. tax impact of undistributed earnings of foreign TRSs that are no longer intended to be permanently reinvested outside the United States.

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

45	IRON MOUNTAIN 2021 FORM 10-K

Part II

INCOME (LOSS) FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated income (loss) from continuing operations and Adjusted EBITDA (in thousands):

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2021	2020
Income (Loss) from Continuing Operations	$452,725	$343,096	$109,629	32.0%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	10.1%	8.3%
Adjusted EBITDA	$1,634,699	$1,475,721	$158,978	10.8%
Adjusted EBITDA Margin	36.4%	35.6%

	YEAR ENDED DECEMBER 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2020	2019
Income (Loss) from Continuing Operations	$343,096	$268,211	$74,885	27.9%
Income (Loss) from Continuing Operations as a percentage of Consolidated Revenue	8.3%	6.3%
Adjusted EBITDA	$1,475,721	$1,469,009	$6,712	0.5%
Adjusted EBITDA Margin	35.6%	34.5%

Consolidated Adjusted EBITDA Margin for the year ended December 31, 2021 increased by 80 basis points compared to the prior year, reflecting improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures, partially offset by higher compensation expense and sales commissions.
↑ INCREASED BY $159.0 MILLION OR 10.8% Consolidated Adjusted EBITDA

IRON MOUNTAIN 2021 FORM 10-K	46

Part II

SEGMENT ANALYSIS
See the discussion of Business Segments under Item I and Note 11 to Notes to Consolidated Financial Statements, both included in this Annual Report, for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,471,894	$2,373,783	$98,111	4.1%	2.6%	0.7%	1.9%
Service	1,504,269	1,325,497	178,772	13.5%	11.8%	0.6%	11.2%
Segment Revenue	$3,976,163	$3,699,280	$276,883	7.5%	5.9%	0.7%	5.2%
Segment Adjusted EBITDA	$1,734,227	$1,574,069	$160,158
Segment Adjusted EBITDA Margin	43.6%	42.6%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	IMPACT OF ACQUISITIONS	ORGANIC GROWTH
Storage Rental	$2,373,783	$2,320,076	$53,707	2.3%	3.6%	1.7%	1.9%
Service	1,325,497	1,492,357	(166,860)	(11.2)%	(10.2)%	1.9%	(12.1)%
Segment Revenue	$3,699,280	$3,812,433	$(113,153)	(3.0)%	(1.8)%	1.8%	(3.6)%
Segment Adjusted EBITDA	$1,574,069	$1,566,065	$8,004
Segment Adjusted EBITDA Margin	42.6%	41.1%
3-YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 2.3% increase in global records management volume (excluding acquisitions, global records management volume increased 0.2%);
•organic service revenue growth mainly driven by increased traditional service activity levels, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations, and growth in our Global Digital Solutions and Secure IT Asset Disposition businesses;
•an increase in revenue of $54.6 million due to foreign currency exchange rate fluctuations; and
•a 100 basis point increase in Adjusted EBITDA Margin primarily driven by benefits from Project Summit, revenue management, ongoing cost containment measures and lower bad debt expense, partially offset by increases in compensation, benefits, sales commissions and rent expense.

47	IRON MOUNTAIN 2021 FORM 10-K

Part II

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$289,592	$263,695	$25,897	9.8%	9.0%	1.0%	8.0%
Service	37,306	15,617	21,689	138.9%	137.7%	—%	137.7%
Segment Revenue	$326,898	$279,312	$47,586	17.0%	16.2%	0.7%	15.5%
Segment Adjusted EBITDA	$137,349	$126,576	$10,773
Segment Adjusted EBITDA Margin	42.0%	45.3%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$263,695	$246,925	$16,770	6.8%	6.5%	—%	6.5%
Service	15,617	10,226	5,391	52.7%	51.5%	—%	51.5%
Segment Revenue	$279,312	$257,151	$22,161	8.6%	8.3%	—%	8.3%
Segment Adjusted EBITDA	$126,576	$121,517	$5,059
Segment Adjusted EBITDA Margin	45.3%	47.3%
3-YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global Data Center Business segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:
•organic storage rental revenue growth from leases signed during 2021 and in prior periods, and service revenue growth from project revenue, partially offset by churn of 890 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 330 basis point decrease in Adjusted EBITDA Margin reflecting a change in revenue mix due to lower margin project revenue during the period, which is expected to have a temporary impact on segment margins.

IRON MOUNTAIN 2021 FORM 10-K	48

Part II

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2021	2020	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$108,633	$116,613	$(7,980)	(6.8)%	(7.5)%	(12.3)%	4.8%
Service	79,837	52,065	27,772	53.3%	50.5%	25.9%	24.6%
Segment Revenue	$188,470	$168,678	$19,792	11.7%	10.5%	(1.2)%	11.7%
Segment Adjusted EBITDA	$(236,877)	$(224,924)	$(11,953)
Segment Adjusted EBITDA as a Percentage of Consolidated Revenue	(5.3)%	(5.4)%

	YEAR ENDED DECEMBER 31,			PERCENTAGE CHANGE		IMPACT OF ACQUISITIONS	ORGANIC GROWTH
	2020	2019	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY
Storage Rental	$116,613	$114,086	$2,527	2.2%	2.1%	(1.1)%	3.2%
Service	52,065	78,914	(26,849)	(34.0)%	34.1%	0.3%	(34.4)%
Segment Revenue	$168,678	$193,000	$(24,322)	(12.6)%	(12.7)%	(0.5)%	(12.2)%
Segment Adjusted EBITDA	$(224,924)	$(218,573)	$(6,351)
Segment Adjusted EBITDA as a Percentage of Consolidated Revenue	(5.4)%	(5.1)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 include the following:
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts business, particularly in regions where governments have lifted or eased COVID-19 related restrictions on our customers' non-essential business operations; and
•a decrease in Adjusted EBITDA driven by higher wages, benefits and bonus compensation accruals, partially offset by benefits from Project Summit, decreased professional fees, ongoing cost containment measures and improved service revenue trends.

49	IRON MOUNTAIN 2021 FORM 10-K

Part II

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below) and proceeds from monetizing a small portion of our total industrial real estate assets, as well as other potential financings (such as the issuance of debt or equity). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, potential and pending business acquisitions and normal business operation needs.
PROJECT SUMMIT
As disclosed above, in October 2019, we announced Project Summit. From the inception of Project Summit through December 31, 2021, we have incurred approximately $450.0 million of Restructuring Charges related to Project Summit, primarily related to employee severance costs, internal costs associated with the development and implementation of Project Summit initiatives and professional fees. From the inception of Project Summit through December 31, 2021, we have also incurred approximately $33.8 million of capital expenditures. As of December 31, 2021, we have completed Project Summit.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2021	2020	2019
Cash Flows from Operating Activities - Continuing Operations	$758,902	$987,657	$966,655
Cash Flows from Investing Activities - Continuing Operations	(473,313)	(85,440)	(735,946)
Cash Flows from Financing Activities - Continuing Operations	(220,806)	(886,699)	(198,973)
Cash and Cash Equivalents, including Restricted Cash, End of Year	255,828	205,063	193,555
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the year ended December 31, 2021, net cash flows provided by operating activities decreased by $228.8 million compared to the prior year period primarily due to a decrease in cash from working capital of $266.0 million, primarily related to the collections of accounts receivable and timing of accounts payable and accrued expenses, partially offset by an increase in net income (including non-cash charges) of $37.2 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activities during the year ended December 31, 2021 are highlighted below:
•We paid cash for capital expenditures of $611.1 million. Additional details of our capital spending are included in the “Capital Expenditures” section below.
•We paid cash for acquisitions (net of cash acquired) of $204.0 million, primarily funded by borrowings under our Revolving Credit Facility.
•We received $278.3 million in proceeds from sales of property, plant and equipment, primarily related to proceeds from sale and sale-leaseback transactions of 14 facilities in the United Kingdom and the United States during the second and fourth quarters of 2021.
•We received $213.9 million in net proceeds from the IPM Divestment.
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities for the year ended December 31, 2021 included:
•Net proceeds of $737.8 million associated with the issuance of the 5% Notes due 2032 (as defined below).
•Net payments of $192.3 million primarily associated with repayment of borrowings under the Revolving Credit Facility and the Accounts Receivable Securitization Program.
•Purchase of noncontrolling interest of $75.0 million.
•Payment of dividends in the amount of $718.3 million on our common stock.

IRON MOUNTAIN 2021 FORM 10-K	50

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
•Data Center: Expenditures related to the upgrade or re-configuration of existing data center assets.
The following table presents our capital spend for 2021, 2020 and 2019 organized by the type of the spending as described above.

NATURE OF CAPITAL SPEND (IN THOUSANDS)	2021	2020	2019
Growth Investment Capital Expenditures:
Data Center	$308,701	$216,491	$401,902
Real Estate	112,441	67,217	133,093
Innovation and Other	37,078	18,810	17,555
Total Growth Investment Capital Expenditures	458,220	302,518	552,550
Recurring Capital Expenditures:
Real Estate	67,032	51,009	55,444
Non-Real Estate	67,822	76,124	74,092
Data Center	13,347	15,959	8,589
Total Recurring Capital Expenditures	148,201	143,092	138,125
Total Capital Spend (on accrual basis)	606,421	445,610	690,675
Net increase (decrease) in prepaid capital expenditures	1,343	1,836	510
Net decrease (increase) in accrued capital expenditures	3,318	(9,183)	1,798
Total Capital Spend (on cash basis)	$611,082	$438,263	$692,983
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $850.0 million for the year ending December 31, 2022. Of this, we expect our capital expenditures for growth investment to be approximately $700.0 million, and our recurring capital expenditures to approach $155.0 million. Approximately three-quarters of our expected capital expenditures for growth investment relates to Global Data Center Business development spend.
DIVIDENDS
See Note 9 to Notes to Consolidated Financial Statements included in this Annual Report for information on dividends.

51	IRON MOUNTAIN 2021 FORM 10-K

Part II

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds) and accounts receivable. The only significant concentration of liquid investments as of December 31, 2021 is related to cash and cash equivalents. See Note 2.f. to Notes to the Consolidated Financial Statements included in this Annual Report for information on our money market funds.
Long-term debt as of December 31, 2021 is as follows (in thousands):

	DECEMBER 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$—	$(5,174)	$(5,174)
Term Loan A	203,125	—	203,125
Term Loan B	672,847	(4,995)	667,852
Australian Dollar Term Loan (the "AUD Term Loan")	223,182	(656)	222,526
UK Bilateral Revolving Credit Facility	189,168	(709)	188,459
3 7/8% GBP Senior Notes due 2025 (the "GBP Notes")	540,481	(3,912)	536,569
4 7/8% Senior Notes due 2027 (the "4 7/8% Notes due 2027")	1,000,000	(8,176)	991,824
5 1/4% Senior Notes due 2028 (the "5 1/4% Notes due 2028")	825,000	(7,380)	817,620
5% Senior Notes due 2028 (the "5% Notes due 2028")	500,000	(4,763)	495,237
4 7/8% Senior Notes due 2029 (the "4 7/8% Notes due 2029")	1,000,000	(11,211)	988,789
5 1/4% Senior Notes due 2030 (the "5 1/4% Notes due 2030")	1,300,000	(12,911)	1,287,089
4 1/2% Senior Notes due 2031 (the "4 1/2% Notes")	1,100,000	(11,404)	1,088,596
5% Senior Notes due 2032 (the "5% Notes due 2032")	750,000	(13,782)	736,218
5 5/8% Senior Notes due 2032 (the "5 5/8% Notes")	600,000	(6,147)	593,853
Real Estate Mortgages, Financing Lease Liabilities and Other	460,648	(840)	459,808
Accounts Receivable Securitization Program	—	(450)	(450)
Total Long-term Debt	9,364,451	(92,510)	9,271,941
Less Current Portion	(310,084)	656	(309,428)
Long-term Debt, Net of Current Portion	$9,054,367	$(91,854)	$8,962,513
See Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our long-term debt.
CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750.0 million. Under the Credit Agreement, we have the option to request additional commitments of up to $1,260.0 million, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on June 3, 2023, at which point all obligations become due. The original principal amount of the Term Loan A was $250.0 million and is to be paid in quarterly installments in an amount equal to $3.1 million per quarter, with the remaining balance due on June 3, 2023.
IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and $203.1 million aggregate outstanding principal amount under the Term Loan A. At December 31, 2021, we had various outstanding letters of credit totaling $3,039 under the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility as of December 31, 2021, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”), other adjustments as defined in the Credit Agreement and current external debt, was $1,747.0 million (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The average interest rate in effect under the Revolving Credit Facility and Term Loan A was 1.9% as of December 31, 2021.

IRON MOUNTAIN 2021 FORM 10-K	52

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
Principal payments on the Term Loan B are to be paid in quarterly installments of $1.8 million per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. As of December 31, 2021, we had $673.8 million aggregate outstanding principal amount under the Term Loan B. The interest rate in effect under Term Loan B as of December 31, 2021 was 3.1%.
DECEMBER 2021 OFFERING
On December 28, 2021, Iron Mountain Information Management Services, Inc., one of our wholly owned subsidiaries, completed a private offering of $750.0 million in aggregate principal amount of the 5% Notes due 2032. The 5% Notes due 2032 were issued at 100.000% of par. The total net proceeds of approximately $738.0 million from the issuance of the 5% Notes due 2032, after deducting the initial purchasers’ commissions, were used to finance the purchase price of the ITRenew Transaction, which closed on January 25, 2022, and to pay related fees and expenses. At December 31, 2021, the net proceeds from the 5% Notes due 2032, were used to temporarily repay borrowings under our Revolving Credit Facility and Accounts Receivable Securitization Program and invest in money market funds. The 5% Notes due 2032 are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors.
UK BILATERAL REVOLVING CREDIT FACILITY
Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") have a 140.0 million British pounds sterling Revolving Credit Facility (the “UK Bilateral Facility”) with Barclays Bank PLC. The maximum amount permitted to be borrowed under the UK Bilateral Facility is 140.0 million British pounds sterling, and we have the option to request additional commitments of up to 125.0 million British pounds sterling, subject to the conditions specified in the UK Bilateral Facility. The UK Bilateral Facility is fully drawn. The UK Bilateral Facility is secured by certain properties in the United Kingdom. IMI and the Guarantors guarantee all obligations under the UK Bilateral Facility. The UK Bilateral Facility was originally scheduled to mature on September 23, 2022, at which point all obligations were to become due.
On May 25, 2021, the UK Borrowers entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. After this amendment, the UK Bilateral Facility contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. On September 23, 2021, the UK Borrowers executed the one-year option to extend the maturity date to September 24, 2023.The interest rate in effect under the UK Bilateral Facility was 2.1% as of December 31, 2021.
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
On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. As of December 31, 2021, the maximum amount available under the Accounts Receivable Securitization Program was $300.0 million. There were no amounts outstanding under the Accounts Receivable Securitization Program as of December 31, 2021. Commitment fees at a rate of 40 basis points are charged on amounts made available but not borrowed under the Accounts Receivable Securitization Program.

53	IRON MOUNTAIN 2021 FORM 10-K

Part II

LETTERS OF CREDIT
As of December 31, 2021, we had outstanding letters of credit totaling $36,480, of which $3,039 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2022 and March 2025.
DEBT COVENANTS
The Credit Agreement (as defined in Note 7 to Notes of Consolidated Financial Statements included in this Annual Report), our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio, a net total lease adjusted leverage ratio and a net secured debt lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
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
Our leverage and fixed charge coverage ratios under the Credit Agreement as of December 31, 2021 are as follows:

	DECEMBER 31, 2021	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.3	Maximum allowable of 6.5
Net secured debt lease adjusted leverage ratio	1.8	Maximum allowable of 4.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2021. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2021, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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

IRON MOUNTAIN 2021 FORM 10-K	54

Part II

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
EQUITY FINANCING
In 2017, we entered into a Distribution Agreement with the Agents pursuant to which we could sell, from time to time, up to an aggregate sales price of $500.0 million of our common stock through the At The Market (ATM) Equity Program. On February 15, 2022, the Distribution Agreement was terminated.
During the quarter and year ended December 31, 2021, there were no shares of common stock sold under the At The Market (ATM) Equity Program.
ACQUISITIONS
See Note 3 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our 2021 acquisitions.
INFOFORT ACQUISITION
On September 15, 2021, in order to further expand our records management operations in the Middle East and North Africa, we acquired Information Fort, LLC, a records and information management provider, for approximately $90.3 million.
FRANKFURT DATA CENTER ACQUISITION
On September 23, 2021, in order to further enhance our data center operations in Germany, we completed the acquisition of assets of a Frankfurt data center for approximately 77.9 million Euros (or approximately $91.3 million, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition).
OTHER 2021 ACQUISITIONS
In addition to the transactions noted above, during the year ended December 31, 2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45.1 million.
2022 ACQUISITION OF ITRENEW
On January 25, 2022, we acquired an approximately 80% interest in Intercept Parent, Inc. ("ITRenew"), a company with asset lifecycle management operations primarily in the United States, for approximately $725.0 million (the “ITRenew Transaction”). The acquisition agreement also provides us the option to purchase, and the shareholders the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the “Remaining Interest”), each at a purchase price to be determined based upon the achievement of certain performance metrics, but for no less than $200.0 million in total.

55	IRON MOUNTAIN 2021 FORM 10-K

Part II

INVESTMENTS
See Note 5 to Notes to Consolidated Financial Statements included in this Annual Report for information regarding our joint ventures.
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
Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500.0 million Indian rupees (or approximately $100.0 million, based upon the exchange rate as of December 31, 2021 between the United States dollar and Indian rupee).
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Consolidated Balance Sheet. The carrying values and equity interests in our joint ventures at December 31, 2021 are as follows (in thousands):

	DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$51,140	38.50%
Joint venture with AGC Equity Partners ("Frankfurt JV")	26,167	20.00%
Joint venture with MakeSpace JV(1)(2)	30,154	49.99%
(1) In 2021, we made quarterly capital contributions to this joint venture which totaled approximately $26.0 million.
(2) In February 2022, the MakeSpace JV entered into an agreement with Clutter, Inc. (“Clutter”) pursuant to which we and MakeSpace contributed our ownership interest in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the “Clutter JV”). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV.
NET OPERATING LOSSES
At December 31, 2021, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $85.5 million, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 47%.

IRON MOUNTAIN 2021 FORM 10-K	56

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2021 relate to cash and cash equivalents held in money market funds with four “Triple A” rated money market funds and time deposits with one global bank. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75.0 million. As of December 31, 2021, our cash and cash equivalents balance, including restricted cash, was $255.8 million.
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
As of December 31, 2021, we had $973.3 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 3.3%, and $8,391.2 million of fixed rate debt outstanding. As of December 31, 2021, approximately 90% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2021 would have been reduced by approximately $12.2 million.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our interest rate swaps and Note 7 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2021.
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
We have entered into cross-currency swap agreements to hedge the variability of exchange rate impacts between the United States dollar and the Euro. These cross-currency swap agreements are designated as a hedge of net investment against certain of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity. These cross-currency swaps are marked to market at the end of each reporting period and any changes in fair value are recorded as a component of Accumulated other comprehensive items, net. Unrealized gains are recognized as assets, which are recorded as a component of Other within Other assets, net, while unrecognized losses are recognized as liabilities, which are recorded as either a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets.
See Note 6 to Notes to Consolidated Financial Statements included in this Annual Report for a discussion on our cross-currency swap agreements.

57	IRON MOUNTAIN 2021 FORM 10-K

Part II

As of and during the year ending December 31, 2021, we had no outstanding forward contracts. At the maturity of any forward contract, we may enter into a new forward contract to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in Other (income) expense, net in the accompanying statements of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. Historically, we have not designated any of the forward contracts we have entered as hedges.
The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign currency exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Items, net” component of equity. A 10% depreciation in year-end 2021 functional currencies, relative to the United States dollar, would result in a reduction in our equity of approximately $300.0 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is included in Item 15(a) of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

IRON MOUNTAIN 2021 FORM 10-K	58

Part II

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2021 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

59	IRON MOUNTAIN 2021 FORM 10-K

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 24, 2022

IRON MOUNTAIN 2021 FORM 10-K	60

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Disclosure Pursuant to Section 13(r) of the Exchange Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, including specified activities or transactions relating to the Government of Iran (as defined in section 560.304 of title 31 of the Code of Federal Regulations) and to persons designated under Executive Order No. 13382 (70 Fed. Reg. 38567). As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (the “2020 Quarterly Reports”) and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), during the first quarter of 2020, we determined that one of our non-U.S. subsidiaries provided limited hard copy record, electronic media (e.g., CD), box and container storage and handling services during such quarter, and in prior periods since the reporting requirement took effect, to at least one entity designated under Executive Order No. 13382 (the “Entity”) and one Government of Iran entity - both located outside of Iran. In each case, the customer relationship commenced at a time when U.S. sanctions law did not limit dealings with entities determined to be part of the Government of Iran or designated under Executive Order No. 13382 by non-U.S. entities owned or controlled by U.S. persons. Each relationship automatically continued from year to year without any affirmative step being taken by either party. During the second quarter of 2020, the non-U.S. subsidiary in question notified both entities of its decision to terminate those relationships.
We also reported in the 2020 Quarterly Reports and 2020 Annual Report that we had notified the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) of these limited activities and initiated an internal investigation, and, during that investigation, we had identified two additional customer relationships between the subsidiary in question and entities designated under Executive Order No. 13382 and Executive Order No. 13224, neither of which was active and ongoing during the year ended December 31, 2020. We have been actively cooperating with OFAC in its review of this matter.
As we reported in our 2020 Annual Report, following the year ended December 31, 2020, we submitted a Final Notice of Voluntary Disclosure (“Final VSD”) with OFAC on January 14, 2021. The Final VSD included a detailed overview of our internal investigation and the remedial measures we have implemented or will be implementing to address the root causes of the potentially violative activity. The Final VSD findings showed that the potential violations were inadvertent. We will continue to cooperate fully with OFAC in its ongoing review of this matter.
As we reported in our 2020 Quarterly Reports and our 2020 Annual Report, when the non-U.S. subsidiary terminated its relationship with the Entity during the second quarter of 2020, it also took steps to treat the property held in storage for the Entity as blocked property under regulations administered by OFAC, including by placing blocks and notices on the Entity’s account and instructing relevant employees of the non-U.S. subsidiary. However, as reported in our Quarterly Report for the quarter ended June 30, 2021, notwithstanding such procedures, through a review process, the Company became aware in the second quarter of 2021 that an employee of the non-U.S. subsidiary authorized the destruction of the Entity’s property. The Company conducted a review of the matter which resulted in remediation actions including the termination of the employee. The non-U.S. subsidiary in question did not receive any revenue in connection with this activity and, except for related communications, has not engaged in any other activity with the Entity during the period covered by this report. Consistent with the disclosure contained in the 2020 Annual Report, we do not intend to continue any activity involving the Entity.
On August 5, 2021, we submitted an Initial Notice of Voluntary Disclosure to OFAC regarding the destruction of the Entity’s property. We continue to investigate the matter and intend to submit a Final Notice of Voluntary Disclosure to OFAC once the investigation is complete. We will continue to cooperate fully with OFAC in its review of this matter.
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

61	IRON MOUNTAIN 2021 FORM 10-K

Part II

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

IRON MOUNTAIN 2021 FORM 10-K	62

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our Proxy Statement.

IRON MOUNTAIN 2021 FORM 10-K	64

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements filed as part of this report:
(b)Exhibits filed as part of this report: As listed in the Exhibit Index following the Financial Statement Schedule III-Schedule of Real Estate and Accumulated Depreciation.

IRON MOUNTAIN 2021 FORM 10-K	66

Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Iron Mountain Incorporated
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

67	IRON MOUNTAIN 2021 FORM 10-K

Part IV

GOODWILL - GLOBAL DATA CENTER REPORTING UNIT - REFER TO NOTE 2.K. TO THE FINANCIAL STATEMENTS
CRITICAL AUDIT MATTER DESCRIPTION
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Global Data Center reporting unit using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach”). The determination of the fair value using the Discounted Cash Flow Model requires management to make significant assumptions related to future revenue growth rates, operating margins, discount rates and capital expenditures. The determination of the fair value using the Market Approach requires management to make significant assumptions related to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) multiples. Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. The goodwill balance allocated to the Global Data Center reporting unit was $429 million as of October 1, 2021 (goodwill impairment testing date). The fair value of the Global Data Center reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
The Global Data Center reporting unit’s fair value exceeded its carrying value by less than 25%, accordingly, auditing the assumptions used in the goodwill impairment analysis for this reporting unit involved especially subjective judgment.
HOW THE CRITICAL AUDIT MATTER WAS ADDRESSED IN THE AUDIT
Our audit procedures related to future revenue growth rates, operating margins and capital expenditures (collectively, the “Forecast”), the selection of discount rates, and Adjusted EBITDA multiples for the Global Data Center reporting unit included the following, among others:
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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 24, 2022
We have served as the Company’s auditor since 2002.

IRON MOUNTAIN 2021 FORM 10-K	68

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$255,828	$205,063
Accounts receivable (less allowances of $62,009 and $56,981 as of December 31, 2021 and 2020, respectively)	961,419	859,344
Prepaid expenses and other	224,020	205,380
Total Current Assets	1,441,267	1,269,787
Property, plant and equipment	8,647,303	8,246,337
Less—Accumulated depreciation	(3,979,159)	(3,743,894)
Property, Plant and Equipment, net	4,668,144	4,502,443
Other Assets, Net:
Goodwill	4,463,531	4,557,609
Customer relationships, customer inducements and data center lease-based intangibles	1,181,043	1,326,977
Operating lease right-of-use assets	2,314,422	2,196,502
Other	381,624	295,949
Total Other Assets, Net	8,340,620	8,377,037
Total Assets	$14,450,031	$14,149,267
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$309,428	$193,759
Accounts payable	369,145	359,863
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	1,032,537	1,146,288
Deferred revenue	307,470	295,785
Total Current Liabilities	2,018,580	1,995,695
Long-term Debt, net of current portion	8,962,513	8,509,555
Long-term Operating Lease Liabilities, net of current portion	2,171,472	2,044,598
Other Long-term Liabilities	144,053	204,508
Deferred Income Taxes	223,934	198,377
Commitments and Contingencies
Redeemable Noncontrolling Interests	72,411	59,805
Equity:
Iron Mountain Incorporated Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 289,757,061 shares and 288,273,049 shares as of December 31, 2021 and 2020, respectively)	2,898	2,883
Additional paid-in capital	4,412,553	4,340,078
(Distributions in excess of earnings) Earnings in excess of distributions	(3,221,152)	(2,950,339)
Accumulated other comprehensive items, net	(338,347)	(255,893)
Total Iron Mountain Incorporated Stockholders’ Equity	855,952	1,136,729
Noncontrolling Interests	1,116	—
Total Equity	857,068	1,136,729
Total Liabilities and Equity	$14,450,031	$14,149,267
The accompanying notes are an integral part of these consolidated financial statements.

69	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Revenues:
Storage rental	$2,870,119	$2,754,091	$2,681,087
Service	1,621,412	1,393,179	1,581,497
Total Revenues	4,491,531	4,147,270	4,262,584
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,887,229	1,757,342	1,833,315
Selling, general and administrative	1,022,559	949,215	991,664
Depreciation and amortization	680,422	652,069	658,201
Acquisition and Integration Costs	12,764	—	13,293
Restructuring Charges	206,426	194,396	48,597
Intangible impairments	—	23,000	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(172,041)	(363,537)	(63,824)
Total Operating Expenses	3,637,359	3,212,485	3,481,246
Operating Income (Loss)	854,172	934,785	781,338
Interest Expense, Net (includes Interest Income of $7,341, $8,312 and $6,559 in 2021, 2020 and 2019, respectively)	417,961	418,535	419,298
Other (Income) Expense, Net	(192,804)	143,545	33,898
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	629,015	372,705	328,142
Provision (Benefit) for Income Taxes	176,290	29,609	59,931
Income (Loss) from Continuing Operations	452,725	343,096	268,211
Income (Loss) from Discontinued Operations, Net of Tax	—	—	104
Net Income (Loss)	452,725	343,096	268,315
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,506	403	938
Net Income (Loss) Attributable to Iron Mountain Incorporated	$450,219	$342,693	$267,377
Earnings (Losses) per Share:
Net Income (Loss) Attributable to Iron Mountain Incorporated - Basic	$1.56	$1.19	$0.93
Net Income (Loss) Attributable to Iron Mountain Incorporated - Diluted	$1.55	$1.19	$0.93
Weighted Average Common Shares Outstanding:
Basic	289,457	288,183	286,971
Diluted	290,975	288,643	287,687
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2021 FORM 10-K	70

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Net Income (Loss)	$452,725	$343,096	$268,315
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(136,410)	45,779	11,994
Change in Fair Value of Derivative Instruments	52,380	(39,947)	(8,783)
Total Other Comprehensive (Loss) Income	(84,030)	5,832	3,211
Comprehensive Income (Loss)	368,695	348,928	271,526
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	930	(453)	1,066
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$367,765	$349,381	$270,460
The accompanying notes are an integral part of these consolidated financial statements.

71	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

		IRON MOUNTAIN INCORPORATED STOCKHOLDERS’ EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	EARNINGS IN EXCESS OF DISTRIBUTIONS (DISTRIBUTIONS IN EXCESS OF EARNINGS)	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2018	$1,862,463	286,321,009	$2,863	$4,263,348	$(2,139,493)	$(265,664)	$1,409	$70,532
Cumulative-effect adjustment for adoption of ASC 842	5,781	—	—	—	5,781	—	—	—
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	36,682	978,636	10	36,672	—	—	—	—
Changes in equity related redeemable noncontrolling interests	(1,454)	—	—	(1,454)	—	—	—	(3,136)
Parent cash dividends declared	(708,561)	—	—	—	(708,561)	—	—	—
Foreign currency translation adjustment	11,866	—	—	—	—	11,866	—	128
Change in fair value of derivative instruments	(8,783)	—	—	—	—	(8,783)	—	—
Net income (loss)	266,233	—	—	—	267,377	—	(1,144)	2,082
Noncontrolling interests dividends	—	—	—	—	—	—	—	(1,924)
Balance, December 31, 2019	1,464,227	287,299,645	2,873	4,298,566	(2,574,896)	(262,581)	265	67,682
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	37,995	973,404	10	37,985	—	—	—	—
Changes in equity related redeemable noncontrolling interests	3,527	—	—	3,527	—	—	—	(4,924)
Parent cash dividends declared	(718,136)	—	—	—	(718,136)	—	—	—
Foreign currency translation adjustment	46,748	—	—	—	—	46,635	113	(969)
Change in fair value of derivative instruments	(39,947)	—	—	—	—	(39,947)	—	—
Net income (loss)	342,315	—	—	—	342,693	—	(378)	781
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,765)
Balance, December 31, 2020	1,136,729	288,273,049	2,883	4,340,078	(2,950,339)	(255,893)	—	59,805
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation	84,004	1,484,012	15	83,989	—	—	—	—
Changes in equity related redeemable noncontrolling interests	(11,514)	—	—	(11,514)	—	—	—	11,682
Parent cash dividends declared	(721,032)	—	—	—	(721,032)	—	—	—
Foreign currency translation adjustment	(135,165)	—	—	—	—	(134,834)	(331)	(1,245)
Change in fair value of derivative instruments	52,380	—	—	—	—	52,380	—	—
Net income (loss)	450,355	—	—	—	450,219	—	136	2,370
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(2,450)
Purchase of noncontrolling interests	1,311	—	—	—	—	—	1,311	2,567
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(2,518)
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN 2021 FORM 10-K	72

Part IV

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$452,725	$343,096	$268,315
(Income) loss from discontinued operations	—	—	(104)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	465,072	447,562	456,323
Amortization (includes amortization of deferred financing costs and discounts of $16,548, $17,376 and $16,740 in 2021, 2020 and 2019, respectively)	231,898	221,883	218,618
Intangible impairments	—	23,000	—
Revenue reduction associated with amortization of permanent withdrawal fees and data center above- and below-market leases	8,852	9,878	13,703
Stock-based compensation expense	61,001	37,674	35,654
Provision (benefit) for deferred income taxes	28,703	(12,986)	(624)
Loss on early extinguishment of debt	—	68,300	—
Gain on IPM Divestment (as defined in Note 4)	(178,983)	—	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(172,041)	(363,537)	(63,824)
Foreign currency transactions and other, net	(6,656)	78,437	29,838
(Increase) decrease in assets	(174,206)	(15,443)	5,404
Increase (decrease) in liabilities	42,537	149,793	3,352
Cash Flows from Operating Activities-Continuing Operations	758,902	987,657	966,655
Cash Flows from Operating Activities-Discontinued Operations	—	—	—
Cash Flows from Operating Activities	758,902	987,657	966,655
Cash Flows from Investing Activities:
Capital expenditures	(611,082)	(438,263)	(692,983)
Cash paid for acquisitions, net of cash acquired	(203,998)	(118,581)	(58,237)
Acquisition of customer relationships	(5,892)	(4,346)	(46,105)
Customer inducements	(7,402)	(10,644)	(9,371)
Contract fulfillment costs and third party commissions	(58,524)	(60,020)	(76,171)
Net proceeds from IPM Divestment	213,878	—	—
Investments in Joint Ventures and other investments	(78,623)	(18,250)	(19,222)
Proceeds from sales of property and equipment and other, net (including real estate)	278,330	564,664	166,143
Cash Flows from Investing Activities-Continuing Operations	(473,313)	(85,440)	(735,946)
Cash Flows from Investing Activities-Discontinued Operations	—	—	5,061
Cash Flows from Investing Activities	(473,313)	(85,440)	(730,885)
Cash Flows from Financing Activities:
Repayment of revolving credit facilities, term loan facilities and other debt	(5,164,483)	(8,604,394)	(14,535,115)
Proceeds from revolving credit facilities, term loan facilities and other debt	4,972,214	7,939,458	14,059,818
Early redemption of senior subordinated and senior notes, including call premiums	—	(2,942,554)	—
Net proceeds from sales of senior notes	737,812	3,465,000	987,500
Debt repayment and equity distribution to noncontrolling interests	(2,450)	(2,765)	(1,924)
Purchase of noncontrolling interest	(75,000)	—	—
Parent cash dividends	(718,340)	(716,290)	(704,526)
Net proceeds (payments) associated with employee stock-based awards	25,860	321	1,027
Debt financing costs and other, net	3,581	(25,475)	(5,753)
Cash Flows from Financing Activities-Continuing Operations	(220,806)	(886,699)	(198,973)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—
Cash Flows from Financing Activities	(220,806)	(886,699)	(198,973)
Effect of Exchange Rates on Cash and Cash Equivalents	(14,018)	(4,010)	(8,727)
Increase (decrease) in Cash and Cash Equivalents	50,765	11,508	28,070
Cash and Cash Equivalents, including Restricted Cash, Beginning of Year	205,063	193,555	165,485
Cash and Cash Equivalents, including Restricted Cash, End of Year	$255,828	$205,063	$193,555
Supplemental Information:
Cash Paid for Interest	$428,111	$390,332	$394,984
Cash Paid for Income Taxes, Net	$130,292	$43,468	$61,691
Non-Cash Investing and Financing Activities:
Financing Leases	$50,552	$55,782	$32,742
Accrued Capital Expenditures	$88,210	$91,528	$82,345
Accrued Purchase Price and Other Holdbacks	$—	$—	$4,135
Dividends Payable	$190,559	$187,867	$186,021
The accompanying notes are an integral part of these consolidated financial statements.

73	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic. The broader impacts of the COVID-19 pandemic on our financial position, results of operations and cash flows, including impacts to the estimates we use in the preparation of our financial statements, remain uncertain and difficult to predict as information continues to evolve, and the severity and duration of the pandemic, including new variants of COVID-19 that may emerge, remains unknown, as is our visibility of its effect on the markets we serve and our customers within those markets.
In October 2019, we announced a global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”). As of December 31, 2021, we have completed Project Summit. See Note 13.
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

IRON MOUNTAIN 2021 FORM 10-K	74

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
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
On January 1, 2020 we adopted ASU 2016-13 on a modified retrospective basis for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not result in a material impact on our consolidated financial statements. Under ASU 2016-13, we calculate and monitor our allowance considering future potential economic and macroeconomic conditions and reasonable and supportable forecasts for expected future collectability of our outstanding receivables, in addition to considering our past loss experience, current and prior trends in our aged receivables and credit memo activity. Our considerations when calculating our allowance include, but are not limited to, the following: the location of our businesses, the composition of our customer base, our product and service lines, potential future economic unrest, and potential future macroeconomic factors, including natural disasters and any impacts associated with the COVID-19 pandemic. Continued adjustments will be made should there be any material change to reasonable and supportable forecasts that may impact our likelihood of collection, as it becomes evident. Our highly diverse global customer base, with no single customer accounting for more than approximately 1% of revenue during the years ended December 31, 2021, 2020 and 2019, limits our exposure to concentration of credit risk. Additionally, we write off uncollectible balances as circumstances warrant, generally, no later than one year past due.
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
A rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CREDIT MEMOS CHARGED TO REVENUE	ALLOWANCE FOR BAD DEBTS CHARGED TO EXPENSE	DEDUCTIONS AND OTHER(1)	BALANCE AT END OF THE YEAR
2021	$56,981	$47,931	$26,896	$(69,799)	$62,009
2020	42,856	55,118	34,411	(75,404)	56,981
2019	43,584	51,846	19,389	(71,963)	42,856
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable, allowances associated with businesses acquired and the impact associated with currency translation adjustments.

75	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2021 and 2020 related to cash and cash equivalents. At December 31, 2021 and 2020, we had money market funds with four “Triple A” rated money market funds and time deposits with one global bank. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund to a maximum of 1% of the fund's total assets or in any one financial institution to a maximum of $75,000. See Note 2.o.
G. PREPAID EXPENSES AND ACCRUED EXPENSES
There are no prepaid expenses with items greater than 5% of total current assets as of December 31, 2021 and 2020.
Accrued expenses and other current liabilities, with items greater than 5% of total current liabilities are shown separately, and consist of the following:

	DECEMBER 31,
DESCRIPTION	2021	2020
Interest	$124,764	$131,448
Dividends	190,559	187,867
Operating lease liabilities	259,597	250,239
Other	457,617	576,734
Accrued expenses and other current liabilities	$1,032,537	$1,146,288
H. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives (in years):

DESCRIPTION	RANGE
Buildings and building improvements	5 to 40
Leasehold improvements	5 to 10 or life of the lease (whichever is shorter)
Racking	1 to 20 or life of the lease (whichever is shorter)
Warehouse equipment/vehicles	1 to 10
Furniture and fixtures	1 to 10
Computer hardware and software	2 to 5

IRON MOUNTAIN 2021 FORM 10-K	76

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property, plant and equipment (including financing leases in the respective category), at cost, consist of the following:

	DECEMBER 31,
DESCRIPTION	2021	2020
Land	$372,411	$354,395
Buildings and building improvements	3,391,143	3,040,253
Leasehold improvements	1,054,757	969,273
Racking	2,075,473	2,083,199
Warehouse equipment/vehicles	494,464	499,787
Furniture and fixtures	50,692	52,978
Computer hardware and software	823,649	746,993
Construction in progress	384,714	499,459
Property, plant and equipment	$8,647,303	$8,246,337
Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized and depreciated. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.
We capitalize interest expense during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended December 31, 2021, 2020 and 2019, capitalized interest is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Capitalized interest	$12,673	$14,321	$15,980
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
During the years ended December 31, 2021, 2020 and 2019, capitalized costs associated with the development of internal use computer software projects are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Capitalized costs associated with the development of internal use computer software projects	$48,557	$38,329	$34,650
Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. Our asset retirement obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligations are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate. Our asset retirement obligations at December 31, 2021 and 2020 were $36,493 and $34,537, respectively.

77	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
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
We account for all leases, both operating and financing, in accordance with Accounting Standards Codification ("ASC") Topic 842 Leases, ("ASC 842"). Our accounting policy provides that leases with an initial term of 12 months or less will not be included within the lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheets. We will continue to recognize the lease payments for those leases with an initial term of 12 months or less in our Consolidated Statements of Operations on a straight-line basis over the lease term.
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
At January 1, 2019, we recognized the cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of (Distributions in excess of earnings) Earnings in excess of distributions, resulting in an increase of approximately $5,800 to stockholders’ equity due to certain build to suit leases that were accounted for as financing leases under ASC 840, Leases, but are accounted for as operating leases under ASC 842.
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2021 and 2020 are as follows:

	DECEMBER 31,
DESCRIPTION	2021	2020
Assets:
Operating lease right-of-use assets(1)	$2,314,422	$2,196,502
Financing lease right-of-use assets, net of accumulated depreciation(2)(3)	298,049	310,534
Liabilities:
Current
Operating lease liabilities	$259,597	$250,239
Financing lease liabilities(3)	41,168	43,149
Long-term
Operating lease liabilities	$2,171,472	$2,044,598
Financing lease liabilities(3)	315,561	323,162
(1)At December 31, 2021 and 2020, these assets are comprised of approximately 99% real estate related assets (which include land, buildings and racking) and 1% non-real estate related assets (which include warehouse equipment, vehicles, furniture and fixtures and computer hardware and software).
(2)At December 31, 2021, these assets are comprised of approximately 69% real estate related assets and 31% non-real estate related assets. At December 31, 2020, these assets are comprised of approximately 72% real estate related assets and 28% non-real estate related assets.
(3)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Consolidated Balance Sheets.

IRON MOUNTAIN 2021 FORM 10-K	78

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The components of the lease expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2021	2020	2019
Operating lease cost(1)	$545,097	$499,464	$459,619
Financing lease cost:
Depreciation of financing lease right-of-use assets	$50,970	$51,629	$59,258
Interest expense for financing lease liabilities	19,808	19,942	21,031
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $111,949, $111,501 and $105,922 for the years ended December 31, 2021, 2020 and 2019, respectively.
Weighted average remaining lease terms and discount rates as of December 31, 2021 and 2020 are as follows:

	DECEMBER 31, 2021		DECEMBER 31, 2020
	OPERATING LEASES	FINANCING LEASES	OPERATING LEASES	FINANCING LEASES
Remaining Lease Term	10.9 years	10.9 years	11.1 years	11.5 years
Discount Rate	6.6%	5.9%	6.9%	5.9%
The estimated minimum future lease payments as of December 31, 2021, are as follows:

YEAR	OPERATING LEASES(1)	SUBLEASE INCOME	FINANCING LEASES(1)
2022	$399,242	$5,838	$55,115
2023	380,690	5,208	50,122
2024	353,617	3,631	41,150
2025	328,320	1,504	38,600
2026	296,895	1,075	34,731
Thereafter	1,706,142	2,271	235,872
Total minimum lease payments	3,464,906	$19,527	455,590
Less amounts representing interest or imputed interest	(1,033,837)		(98,861)
Present value of lease obligations	$2,431,069		$356,729
(1)Estimated minimum future lease payments exclude variable common area maintenance charges, insurance and taxes.
At December 31, 2021, we had 14 leases which we have signed but which have not yet commenced and are not included in our lease obligation table above. The total undiscounted minimum lease payments for these leases are approximately $456,700 and have lease terms that range from 10 to 25 years. Each of these leases is expected to commence during 2022. The largest of these leases is for a facility in the United Kingdom that is currently under construction. The exact terms of the lease will be determined upon the completion of building construction, which is expected to occur during late 2022. We expect the rent due in the first year of the lease to be approximately $5,000, and we expect the term of the lease to be approximately 25 years.

79	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2021	2020	2019
Operating cash flows used in operating leases	$392,987	$360,088	$338,059
Operating cash flows used in financing leases (interest)	19,808	19,942	21,031
Financing cash flows used in financing leases	46,118	47,829	58,033
NON-CASH ITEMS:
Operating lease modifications and reassessments	$144,310	$143,382	$108,023
New operating leases (including acquisitions and sale-leaseback transactions)	282,490	370,011	170,464
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

IRON MOUNTAIN 2021 FORM 10-K	80

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Consolidated gain on disposal/write-down of property, plant and equipment, net for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021(1)	2020(1)	2019
Consolidated gain on disposal/write-down of property, plant and equipment, net	$172,041	$363,537	$63,824
The gains primarily consisted of:
•Gains associated with sale and sale-leaseback transactions of approximately $164,000, of which (i) approximately $127,400 relates to the sale-leaseback transactions of five facilities in the United Kingdom during the second quarter of 2021 and (ii) approximately $36,600 relates to the sale and sale-leaseback transactions of nine facilities in the United States during the fourth quarter of 2021.

•Gains associated with sale-leaseback transactions of approximately $342,100, of which (i) approximately $265,600 relates to the sale-leaseback transactions of 14 facilities in the United States during the fourth quarter of 2020 and (ii) approximately $76,400 relates to the sale-leaseback transactions of two facilities in the United States during the third quarter of 2020.
•Gains of approximately $24,100 associated with the Frankfurt JV Transaction (as defined in Note 3).

•Gains associated with sale and sale-leaseback transactions of approximately $67,800 in the United States.
•The sale of certain land and buildings of approximately $36,000 in the United Kingdom.
Partially offset by losses from:
•The impairment charge on the assets associated with the select offerings within our Iron Mountain Iron Cloud portfolio and loss on the subsequent sale of certain IT infrastructure assets and rights to certain hardware and maintenance contracts used to deliver these offerings of approximately $25,000.
•The write-down of certain property, plant and equipment of approximately $15,700 in the United States.

(1) The gains recognized associated with the sale and sale-leaseback transactions during the years ended December 31, 2021 and 2020 are part of our program to monetize a small portion of our industrial real estate assets. The terms for these leases are consistent with the terms of our lease portfolio, which are disclosed in Note 2.i.
K. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized.
We have selected October 1 as our annual goodwill impairment review date. We have performed our annual goodwill impairment review as of October 1, 2021, 2020 and 2019. We concluded that as of October 1, 2021, 2020 and 2019, goodwill was not impaired. During the first quarter of 2020, as discussed in greater detail below, we concluded that we had a triggering event related to our Fine Arts reporting unit, requiring us to perform an interim goodwill impairment test. We concluded that the fair value of our Fine Arts reporting unit was less than its carrying value, and, therefore, we recorded a $23,000 impairment charge on the goodwill associated with this reporting unit during the first quarter of 2020.
The following is a discussion regarding (i) interim goodwill impairment review for our Fine Arts reporting unit during the first quarter of 2020 and (ii) the reporting units at which level we tested goodwill for impairment as of October 1, 2021 and 2020 and the composition of these reporting units at December 31, 2021 and 2020 (including the amount of goodwill associated with each reporting unit). When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based upon their relative fair values.

81	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. INTERIM GOODWILL IMPAIRMENT REVIEW - FINE ARTS, FIRST QUARTER OF 2020
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
II. REPORTING UNITS AS OF OCTOBER 1, 2021 and 2020
Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2021 and 2020 were as follows:

•North America Records and Information Management ("North America RIM")
•Europe Records and Information Management ("Europe RIM")
•Latin America Records and Information Management ("Latin America RIM")
•Australia and New Zealand Records and Information Management ("ANZ RIM")

•Asia Records and Information Management ("Asia RIM") •Global Data Center •Fine Arts •Entertainment Services
We concluded that the goodwill associated with each of our reporting units was not impaired as of such date. There were no changes to the composition of our reporting units between October 1, 2021 and December 31, 2021 and between October 1, 2020 and December 31, 2020.
GOODWILL BY REPORTING UNIT AS OF DECEMBER 31, 2021 and 2020
The carrying value of goodwill, net for each of our reporting units described above as of December 31, 2021 and 2020 is as follows:

		CARRYING VALUE AS OF DECEMBER 31,
SEGMENT	REPORTING UNIT	2021	2020
Global RIM (as defined in Note 11) Business	North America RIM	$2,720,049	$2,719,182
	Europe RIM	624,502	641,621
	Latin America RIM	107,174	117,834
	ANZ RIM	284,042	301,251
	Asia RIM	240,494	244,294
Global Data Center Business	Global Data Center	426,074	436,987
Corporate and Other Business	Fine Arts	27,905	15,176
	Entertainment Services	33,291	35,159
	Technology Escrow Services(1)	—	46,105
Total		$4,463,531	$4,557,609
(1)The Technology Escrow Services reporting unit was divested in June 2021 (see Note 4).

IRON MOUNTAIN 2021 FORM 10-K	82

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Reporting unit valuations have generally been determined using a combined approach based on the present value of future cash flows (the “Discounted Cash Flow Model”) and market multiples (the “Market Approach”).

The Discounted Cash Flow Model incorporates significant assumptions including future revenue growth rates, operating margins, discount rates and capital expenditures.	The Market Approach requires us to make assumptions related to Adjusted EBITDA (as defined in Note 11) multiples.

Changes in economic and operating conditions impacting these assumptions or changes in multiples could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2021 and 2020 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization, as of December 31, 2019	$3,942,901	$424,568	$117,740	$4,485,209
Non-tax deductible goodwill acquired during the year	54,258	—	—	54,258
Goodwill impairment	—	—	(23,000)	(23,000)
Fair value and other adjustments	(3,815)	—	403	(3,412)
Currency effects	30,838	12,419	1,297	44,554
Goodwill balance, net of accumulated amortization, as of December 31, 2020	4,024,182	436,987	96,440	4,557,609
Non-tax deductible goodwill acquired during the year	14,406	—	13,141	27,547
Goodwill allocated to IPM Divestment	—	—	(46,105)	(46,105)
Fair value and other adjustments	(6,091)	—	(1,268)	(7,359)
Currency effects	(56,236)	(10,913)	(1,012)	(68,161)
Goodwill balance, net of accumulated amortization, as of December 31, 2021	$3,976,261	$426,074	$61,196	$4,463,531
Accumulated Goodwill Impairment Balance as of December 31, 2020	$132,409	$—	$26,011	$158,420
Accumulated Goodwill Impairment Balance as of December 31, 2021	$132,409	$—	$26,011	$158,420
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

83	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
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
The gross carrying amount and accumulated amortization of our finite-lived intangible assets as of December 31, 2021 and 2020, respectively, are as follows:

	DECEMBER 31, 2021			DECEMBER 31, 2020
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Assets:
Customer relationship intangible assets(1)	$1,835,949	$(763,943)	$1,072,006	$1,852,700	$(668,547)	$1,184,153
Customer inducements(1)	51,403	(28,400)	23,003	49,098	(26,923)	22,175
Data center lease-based intangible assets(1)(2)	278,904	(192,870)	86,034	269,988	(149,339)	120,649
Third-party commissions asset(3)	33,947	(13,716)	20,231	34,317	(8,761)	25,556
Liabilities:
Data center below-market leases(4)	$12,782	$(6,923)	$5,859	$12,854	$(5,943)	$6,911
(1)Included in Customer relationships, customer inducements and data center lease-based intangibles in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.
(2)Data center lease-based intangible assets includes Data Center In-Place Leases, Data Center Tenant Relationships and Data Center Above-Market Leases.
(3)Included in Other (within Other Assets, Net) in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.
(4)Included in Other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

IRON MOUNTAIN 2021 FORM 10-K	84

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Amortization expense associated with finite-lived intangible assets, revenue reduction associated with the amortization of Customer Inducements and net revenue reduction associated with the amortization of Data Center Above-Market Leases and Data Center Below-Market Leases for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Amortization expense included in depreciation and amortization associated with:
Customer relationship intangible assets	$117,761	$117,514	$117,972
Data center in-place leases and tenant relationships	42,333	42,637	46,696
Third-party commissions asset and other finite-lived intangible assets	6,987	7,004	7,957
Revenue reduction associated with amortization of:
Customer inducements and data center above-market and below-market leases	$8,852	$9,878	$13,703
Estimated amortization expense for existing finite-lived intangible assets (excluding Contract Fulfillment Costs, as defined and disclosed in Note 2.r.) is as follows:

	ESTIMATED AMORTIZATION
YEAR	INCLUDED IN DEPRECIATION AND AMORTIZATION	REVENUE REDUCTION ASSOCIATED WITH CUSTOMER INDUCEMENTS AND DATA CENTER ABOVE-MARKET AND BELOW-MARKET LEASES
2022	$134,107	$6,367
2023	128,681	4,628
2024	123,412	2,599
2025	117,306	1,506
2026	115,966	1,187
Thereafter	557,040	2,616
M. DEFERRED FINANCING COSTS
Deferred financing costs are amortized over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period the debt is retired to Other (income) expense, net. See Note 7.
N. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may enter into cross-currency swaps to hedge the variability of exchange rates between the United States and our foreign subsidiaries, as well as interest rates. We may also use borrowings in foreign currencies, either obtained in the United States or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. As of December 31, 2021 and 2020, none of our derivative instruments contained credit-risk related contingent features. See Note 6.

85	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
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
Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 and 2020, respectively, are as follows:

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$101,022	$—		$101,022		$—
Time Deposits(1)	2,238	—		2,238		—
Trading Securities	11,147	11,062	(2)	85	(3)	—
Derivative Assets(4)	11,021	—		11,021		—
Derivative Liabilities(4)	8,344	—		8,344		—

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds(1)	$62,657	$—		$62,657		$—
Time Deposits(1)	2,121			2,121		—
Trading Securities	10,892	10,636	(2)	256	(3)	—
Derivative Liabilities(4)	49,703	—		49,703		—
(1)Money market funds and time deposits are measured based on quoted prices for similar assets and/or subsequent transactions.
(2)Certain trading securities are measured at fair value using quoted market prices.
(3)Certain trading securities are measured based on inputs other than quoted market prices that are observable.
(4)Derivative assets and liabilities include (i) interest rate swap agreements, including forward-starting interest rate swap agreements, to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness and (ii) cross-currency swap agreements to hedge the variability of exchange rates impacts between the United States dollar and the Euro and certain of our Euro denominated subsidiaries. Our derivative financial instruments are measured using industry standard valuation models using market-based observable inputs, including interest rate curves, forward and spot prices for currencies and implied volatilities. Credit risk is also factored into the determination of the fair value of our derivative financial instruments. See Note 6 for additional information on our derivative financial instruments.

IRON MOUNTAIN 2021 FORM 10-K	86

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2021, 2020, and 2019, with the exception of: (i) the reporting units as presented in our goodwill impairment analysis (as disclosed in Note 2.k.); (ii) those acquired in acquisitions (as disclosed in Note 3); (iii) the redemption value of certain redeemable noncontrolling interests (as disclosed in Note 2.p.); and (iv) our initial investments in the Web Werks JV, the Frankfurt JV and the MakeSpace JV (each as defined in Note 5), all of which are based on Level 3 inputs.
The fair value of our long-term debt, which was determined based on either Level 1 inputs or Level 3 inputs, is disclosed in Note 7. Long-term debt is measured at cost in our Consolidated Balance Sheets as of December 31, 2021 and 2020.
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
Q. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the years ended December 31, 2021, 2020 and 2019 are as follows:

	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Balance as of December 31, 2018	$(264,691)	$(973)	$(265,664)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	11,866	—	11,866
Change in fair value of derivative instruments	—	(8,783)	(8,783)
Total other comprehensive income (loss)	11,866	(8,783)	3,083
Balance as of December 31, 2019	(252,825)	(9,756)	(262,581)
Other comprehensive income (loss):
Foreign currency translation and other adjustments	46,635	—	46,635
Change in fair value of derivative instruments	—	(39,947)	(39,947)
Total other comprehensive income (loss)	46,635	(39,947)	6,688
Balance as of December 31, 2020	(206,190)	(49,703)	(255,893)
Other comprehensive (loss) income:
Foreign currency translation and other adjustments	(134,834)	—	(134,834)
Change in fair value of derivative instruments	—	52,380	52,380
Total other comprehensive (loss) income	(134,834)	52,380	(82,454)
Balance as of December 31, 2021	$(341,024)	$2,677	$(338,347)

87	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
R. REVENUES
Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value-added taxes. Storage rental revenues, which are considered a key driver of financial performance for the storage and information management services industry, consist primarily of recurring periodic rental charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and revenues associated with our data center operations. Service revenues include charges for related service activities, the most significant of which include: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, customer termination and permanent removal fees, project revenues and courier operations, consisting primarily of the pickup and delivery of records upon customer request; (2) destruction services, consisting primarily of secure shredding of sensitive documents and the subsequent sale of shredded paper for recycling, the price of which can fluctuate from period to period; (3) digital solutions, including the scanning, imaging and document conversion services of active and inactive records, and consulting services; and (4) data center services, including set up, monitoring and support of our customers' assets which are protected in our data center facilities, and special project services, including data center fitout.
We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Customers are generally billed monthly based on contractually agreed-upon terms, and storage rental and service revenues are recognized in the month the respective storage rental or service is provided, in line with the transfer of control to the customer. When storage rental fees or services are billed in advance, amounts related to future storage rental or prepaid service contracts are accounted for as deferred revenue and recognized upon the transfer of control to the customer, generally ratably over the contract term. Customer contracts generally include promises to provide monthly recurring storage and related services that are essentially the same over time and have the same pattern of transfer of control to the customer; therefore, most performance obligations represent a promise to deliver a series of distinct services over time (as determined for purposes of ASC 606, a “series”). For those contracts that qualify as a series, we have a right to consideration from the customer in an amount that corresponds directly with the value of the underlying performance obligation transferred to the customer to date. This concept is known as "right to invoice” and we apply the “right to invoice” practical expedient to the majority of all revenues, with the exception of storage revenues in our Global Data Center Business (which are subject to leasing guidance). Additionally, each purchasing decision is fully in the control of the customer and; therefore, consideration beyond the current reporting period is variable and allocated to the specific period to which the consideration relates, which is consistent with the practical expedient.
Our Global Data Center Business features storage rental provided to the customer at contractually specified rates over a fixed contractual period. Storage rental revenue related to the storage component of our Global Data Center Business is recognized on a straight-line basis over the contract term in accordance with ASC 842. The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (“Contract Fulfillment Costs”). The following describes our significant Contract Fulfillment Costs recognized under ASC 606:
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
COMMISSIONS
Certain commission payments that are directly associated with the fulfillment of long-term contracts are capitalized and amortized as a component of depreciation and amortization in our Consolidated Statements of Operations over three years, consistent with the transfer of the performance obligation to the customer to which the asset relates. Certain direct commission payments associated with contracts with a duration of one year or less are expensed as incurred under the practical expedient which allows an entity to expense as incurred an incremental cost of obtaining a contract if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

IRON MOUNTAIN 2021 FORM 10-K	88

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Contract Fulfillment Costs, which are included as a component of Other within Other Assets, Net, as of December 31, 2021 and 2020 are as follows:

	DECEMBER 31, 2021			DECEMBER 31, 2020
DESCRIPTION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$71,336	$(42,678)	$28,658	$63,721	$(33,352)	$30,369
Commissions asset	114,791	(50,553)	64,238	91,069	(38,787)	52,282
Amortization expense associated with the Intake Costs and Commissions assets for the years ended December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
DESCRIPTION	2021	2020	2019
Intake Costs asset	$17,530	$13,300	$10,144
Commissions asset	30,739	24,052	19,109
Estimated amortization expense for Contract Fulfillment Costs is as follows:

YEAR	ESTIMATED AMORTIZATION
2022	$47,393
2023	30,083
2024	15,420
Deferred revenue liabilities are reflected as follows in our Consolidated Balance Sheets:

		DECEMBER 31,
DESCRIPTION	LOCATION IN BALANCE SHEET	2021	2020
Deferred revenue - Current	Deferred revenue	$307,470	$295,785
Deferred revenue - Long-term	Other Long-term Liabilities	33,691	35,612
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period. Our data center revenue contracts are accounted for in accordance with ASC 842. ASC 842 provides a practical expedient which allows lessors to account for nonlease components (such as power and connectivity, in the case of our Global Data Center Business) with the related lease component if both the timing and pattern of transfer are the same for nonlease components and the lease component, and the lease component, if accounted for separately, would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. We have elected to take this practical expedient.

89	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the years ended December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Storage rental revenue(1)	$289,592	$263,695	$246,925
(1)Revenue associated with power and connectivity included within storage rental revenue was $62,185, $47,451 and $43,269 for the years ended December 31, 2021, 2020 and 2019, respectively.
The revenue related to the service component of our Global Data Center Business is recognized in the period the related services are provided.
The future minimum lease payments we expect to receive under non-cancellable data center operating leases for which we are the lessor, excluding month to month leases, for the next five years are as follows:

YEAR	FUTURE MINIMUM LEASE PAYMENTS
2022	$266,109
2023	218,324
2024	179,169
2025	126,269
2026	98,440
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
For our Employee Stock-Based Awards made on or after February 20, 2019, we have included the following retirement provision:
•Upon an employee’s retirement on or after attaining age 58, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with the company totals at least 70, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards, provided that, for awards granted in the year of retirement, their retirement occurs on or after July 1 (the “Retirement Criteria”).
•Accordingly, (i) grants of Employee Stock-Based Awards to an employee who has met the Retirement Criteria on or before the date of grant, or will meet the Retirement Criteria before July 1 of the year of the grant, will be expensed between the date of grant and July 1 of the grant year and (ii) grants of Employee Stock-Based Awards to employees who will meet the Retirement Criteria during the award’s normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the Retirement Criteria.
•Stock options and RSUs granted to recipients who meet the Retirement Criteria will continue vesting on the original vesting schedule. If an employee retires and has met the Retirement Criteria, stock options generally will remain exercisable for up to three years or the original expiration date of the stock options, if earlier. PUs granted to recipients who meet the Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.

IRON MOUNTAIN 2021 FORM 10-K	90

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Stock-based compensation expense	$61,001	$37,674	$35,654
Stock-based compensation expense, after tax	59,243	36,584	33,103
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
Our stock options outstanding at December 31, 2021 are based on the three-year vesting period (10 year contractual life) described above.
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
In May 2021, our stockholders approved an amendment to the 2014 Plan to (i) increase the number of shares of our common stock authorized for issuance thereunder by 8,000,000 from 12,750,000 to 20,750,000, (ii) extend the termination date of the 2014 Plan from May 24, 2027 to May 12, 2031, (iii) provide that, other than in specified circumstances, no equity-based award will vest before the first anniversary of the date of grant and (iv) provide that dividends and dividend equivalents are not paid with respect to stock options or stock appreciation rights.
A total of 20,750,000 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans, including the 2014 Plan. The number of shares available for grant under our various stock incentive plans, not including the ESPP, at December 31, 2021 was 9,055,756.
The weighted average fair value of stock options granted in 2021, 2020 and 2019 was $3.23, $2.35 and $3.58 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in the years ended December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
WEIGHTED AVERAGE ASSUMPTIONS	2021	2020	2019
Expected volatility(1)	28.3%	25.4%	24.3%
Risk-free interest rate(2)	1.45%	1.45%	2.47%
Expected dividend yield(3)	7%	7%	7%
Expected life(4)	10.0 years	10.0 years	5.0 years
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
(4)Expected life of the stock options granted is estimated using the historical exercise behavior of employees.

91	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2020	4,732,519	$35.83
Granted	429,618	34.73
Exercised	(869,855)	34.26
Forfeited	(16,304)	35.37
Expired	(51,905)	34.27
Outstanding at December 31, 2021	4,224,073	$36.06	5.75	$68,747
Options exercisable at December 31, 2021	3,168,908	$36.60	4.90	$49,850
Options expected to vest	1,054,641	$34.42	8.34	$18,888
RESTRICTED STOCK UNITS
Our RSUs generally have a vesting period of three years from the date of grant. However, RSUs granted to our non-employee directors vest immediately upon grant. All RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. The fair value of RSUs is the excess of the market price of our common stock at the date of grant over the holder's purchase price (which is typically zero).
The fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019, are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Fair value of RSUs vested	$29,332	$26,492	$21,191
A summary of RSU activity for the year ended December 31, 2021 is as follows:

	RSUs	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2020	1,294,006	$33.02
Granted	1,178,170	34.98
Vested	(862,377)	34.01
Forfeited	(206,166)	32.65
Non-vested at December 31, 2021	1,403,633	$34.11
PERFORMANCE UNITS
The PUs we issue vest based on our performance against predefined operational and share based targets. For awards granted in 2019 and thereafter, the vesting is subject to a minimum level of return on invested capital (“ROIC”) in the third year of the performance period, and thereafter the number of PUs earned is based on (i) the revenue performance for each year averaged at the end of the three-year performance period, (ii) the revenue exit rate of new products in the last quarter of the three-year performance period and (iii) a relative TSR target. With respect to the PUs granted in 2019 and thereafter, the number of PUs earned may range from 0% to approximately 238% of the initial award.

IRON MOUNTAIN 2021 FORM 10-K	92

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
All of our PUs will be settled in shares of our common stock and are subject to cliff vesting three years from the date of the original PU grant. As detailed above, PUs granted are subject to the Retirement Criteria. PUs granted to recipients who meet the Retirement Criteria will continue to vest and be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions. As a result, PUs are generally expensed over the three-year performance period.
All PUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of PUs in cash upon the settlement date of the associated PU and will be forfeited if the PU does not vest.
During the years ended December 31, 2021, 2020 and 2019, we issued 488,953, 425,777 and 380,856 PUs, respectively. We forecast the likelihood of achieving the predefined targets for our PUs in order to calculate the expected PUs to be earned. We record a compensation charge based on either the forecasted PUs to be earned (during the performance period) or the actual PUs earned (at the three-year anniversary of the grant date) over the vesting period for each of the awards. The fair value of PUs based on our performance against predefined targets is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero). For PUs earned based on a market condition, we utilize a Monte Carlo simulation to fair value these awards at the date of grant, and such fair value is expensed over the three-year performance period.
The fair value of earned PUs that vested during the years ended December 31, 2021, 2020 and 2019, is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Fair value of earned PUs that vested	$29,701	$11,812	$6,503
A summary of PU activity for the year ended December 31, 2021 is as follows:

	ORIGINAL PU AWARDS	PU ADJUSTMENT(1)	TOTAL PU AWARDS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at December 31, 2020	1,073,209	(319,508)	753,701	$36.98
Granted	488,953	—	488,953	54.61
Vested	(630,151)	—	(630,151)	47.13
Forfeited/Performance or Market Conditions Not Achieved	(58,776)	(221,936)	(280,712)	35.84
Non-vested at December 31, 2021	873,235	(541,444)	331,791	$44.65
(1)Represents an increase or decrease in the number of original PUs awarded based on either the final performance criteria or market condition achievement at the end of the performance period of such PUs or a change in estimated awards based on the forecasted performance against the predefined targets.

93	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN
We offer an ESPP in which participation is available to substantially all United States and Canadian employees who meet certain service eligibility requirements. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We have historically had two six-month offering periods per year, the first of which generally runs from June 1 through November 30 and the second of which generally runs from December 1 through May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the purchase price at the end of the offering. Participating employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options under the ESPP are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation expense for the ESPP shares purchased. In May 2021, our stockholders approved an amendment to the ESPP to increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 from 1,000,000 to 2,000,000. For the years ended December 31, 2021, 2020 and 2019, there were 112,297, 159,853 and 129,505 shares, respectively, purchased under the ESPP. As of December 31, 2021, we have 1,103,990 shares available under the ESPP.
________________________________________________________
As of December 31, 2021, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $42,559 and is expected to be recognized over a weighted-average period of 1.9 years.
We issue shares of our common stock for the exercises of stock options, and the vesting of RSUs, PUs and shares of our common stock under our ESPP from unissued reserved shares.
T. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, "Acquisition and Integration Costs"). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Acquisition and integration costs for the year ended December 31, 2021, 2020 and 2019 were $12,764, $0 and $13,293, respectively.
U. OTHER (INCOME) EXPENSE, NET
Consolidated other (income) expense, net for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Foreign currency transaction (gains) losses, net(1)	$(15,753)	$29,830	$24,852
Debt extinguishment expense	—	68,300	—
Other, net(2)	(177,051)	45,415	9,046
Other (Income) Expense, Net	$(192,804)	$143,545	$33,898
(1)The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, includes gains or losses primarily related to (i) borrowings in certain foreign currencies under our Revolving Credit Facility (as defined in Note 7), (ii) our previously outstanding 3% Euro Senior Notes due 2025 ("Euro Notes"), (iii) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested and (iv) amounts that are paid or received on the net settlement amount from forward contracts (as more fully discussed in Note 6).
(2)Other, net for the year ended December 31, 2021 consists primarily of (a) a gain of approximately $179,000 associated with our IPM Divestment and (b) a gain of approximately $20,300 associated with the loss of control and related deconsolidation, as of May 18, 2021, of one of our wholly owned Netherlands subsidiaries, for which we had value-added tax liability exposure that was recorded in 2019, partially offset by (c) losses on our equity method investments. Other, net for the year ended December 31, 2020 consists primarily of (a) changes in the estimated value of our mandatorily redeemable noncontrolling interests and (b) losses on our equity method investments.

IRON MOUNTAIN 2021 FORM 10-K	94

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
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
W. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
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
The calculation of basic and diluted income (loss) per share for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Income (loss) from continuing operations	$452,725	$343,096	$268,211
Less: Net income (loss) attributable to noncontrolling interests	2,506	403	938
Income (loss) from continuing operations (utilized in numerator of Earnings Per Share calculation)	450,219	342,693	267,273
Income (loss) from discontinued operations, net of tax	—	—	104
Net income (loss) attributable to Iron Mountain Incorporated	$450,219	$342,693	$267,377
Weighted-average shares—basic	289,457,000	288,183,000	286,971,000
Effect of dilutive potential stock options	645,886	24,903	145,509
Effect of dilutive potential RSUs and PUs	872,204	435,287	570,435
Weighted-average shares—diluted	290,975,090	288,643,190	287,686,944
Earnings (losses) per share—basic:
Income (loss) from continuing operations	$1.56	$1.19	$0.93
(Loss) income from discontinued operations, net of tax	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.56	$1.19	$0.93
Earnings (losses) per share—diluted:
Income (loss) from continuing operations	$1.55	$1.19	$0.93
(Loss) income from discontinued operations, net of tax	—	—	—
Net income (loss) attributable to Iron Mountain Incorporated(1)	$1.55	$1.19	$0.93
Antidilutive stock options, RSUs and PUs, excluded from the calculation	1,447,722	5,663,981	4,475,745
(1)Columns may not foot due to rounding.

95	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
X. NEW ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We adopted ASU 2019-12 on January 1, 2021. ASU 2019-12 did not have a material impact on our consolidated financial statements.
OTHER AS YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09 and for the related revenue contracts in accordance with ASU 2014-09 as if it had originated the contracts. ASU 2021-08 will be effective for us on January 1, 2023, with early adoption permitted. We are currently evaluating the impact ASU 2021-08 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S.GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in ASU 2020-04 apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by ASU 2020-04 beginning March 12, 2020 through December 31, 2022. We are currently evaluating these amendments as they relate to our contracts, hedging relationships and other transactions that reference LIBOR, as well as the impact of ASU 2020-04 on our consolidated financial statements but do not expect the impact to be material.
3. ACQUISITIONS
We account for acquisitions using the acquisition method of accounting, and, accordingly, the assets and liabilities acquired are recorded at their estimated fair values and the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.
A. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2021
On September 15, 2021, in order to further expand our records management operations in the Middle East and North Africa, we acquired Information Fort, LLC, a records and information management provider, for approximately $90,300.
On September 23, 2021, in order to further enhance our data center operations in Germany, we completed the acquisition of assets of a Frankfurt data center for approximately 77,900 Euros (or approximately $91,300, based upon the exchange rate between the Euro and the United States dollar on the closing date of this acquisition).
In addition to the transactions noted above, during the year ended December 31, 2021, in order to enhance our existing operations in the United Kingdom and Indonesia and to expand our operations into Morocco, we completed the acquisition of two records management companies and one art storage company for total cash consideration of approximately $45,100.

IRON MOUNTAIN 2021 FORM 10-K	96

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
B. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2020
Prior to January 9, 2020, we owned a 25% equity interest in OSG Records Management (Europe) Limited ("OSG"). On January 9, 2020, we acquired the remaining 75% equity interest in OSG for cash consideration of approximately $95,500 (the "OSG Acquisition"). The OSG Acquisition enabled us to extend our Global RIM Business in Russia, Ukraine, Kazakhstan, Belarus, and Armenia. The results of OSG are fully consolidated within our consolidated financial statements from the closing date of the OSG Acquisition. In connection with the OSG Acquisition, our previously held 25% equity investment in OSG was remeasured to fair value at the closing date of the OSG Acquisition; as a result, we recorded a gain of approximately $10,000 during the first quarter of 2020, which is included as a component of Other (income) expense, net on our Consolidated Statements of Operations. The fair value of the 25% equity investment in OSG was determined based on the purchase price of the OSG Acquisition.
On February 17, 2020, in order to enhance our existing operations in the United Arab Emirates, we acquired Glenbeigh Records Management DWC-LLC, a storage and records management company, for total cash consideration of approximately $29,100.
C. ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 2019
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

97	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
D. PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the allocation of the purchase price paid for all of our acquisitions (including asset acquisitions) in each respective year is as follows:

	2021	2020	2019
Cash Paid (gross of cash acquired)(1)	$224,192	$124,614	$53,230
Fair Value of Noncontrolling Interests	3,878	—	—
Purchase Price Holdbacks and Other	2,534	—	4,135
Fair Value of Investments Applied to Acquisitions	—	27,276	—
Total Consideration	230,604	151,890	57,365
Fair Value of Identifiable Assets Acquired:
Cash	20,194	6,545	2,260
Accounts Receivable, Prepaid Expenses and Other Assets	26,911	16,559	3,102
Property, Plant and Equipment	150,095	52,021	5,396
Customer Relationship Intangible Assets(2)	35,181	79,065	22,071
Operating Lease Right-of-Use Assets	40,848	100,040	16,956
Data Center In-Place Leases(3)	4,994	—	—
Data Center Tenant Relationships(4)	4,682	—	—
Debt Assumed	(9,026)	(27,363)	—
Accounts Payable, Accrued Expenses and Other Liabilities	(22,733)	(19,564)	(3,233)
Operating Lease Liabilities	(40,848)	(100,040)	(16,956)
Deferred Income Taxes	(7,221)	(9,631)	(1,813)
Data Center Below-Market Leases(5)	(20)	—	—
Total Fair Value of Identifiable Net Assets Acquired	203,057	97,632	27,783
Goodwill Initially Recorded	$27,547	$54,258	$29,582
(1)Cash paid for acquisitions, net of cash acquired in our Consolidated Statement of Cash Flows includes contingent and other payments of $0, $512 and $7,267 for the years ended December 31, 2021, 2020 and 2019, respectively, related to acquisitions made in the years prior to 2021, 2020 and 2019, respectively.
(2)The weighted average lives of Customer Relationship Intangible Assets associated with acquisitions in 2021, 2020 and 2019 was 11 years, 14 years and 16 years, respectively.
(3)The weighted average lives of Data Center In-Place Leases associated with acquisitions in 2021 was five years.
(4)The weighted average lives of Data Center Tenant Relationships associated with acquisitions in 2021 was five years.
(5)The weighted average lives of Data Center Below-Market Leases associated with acquisitions in 2021 was four years.
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon the finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. The preliminary purchase price allocations that are not finalized as of December 31, 2021 relate to the final assessment of the fair values of intangible assets (primarily customer relationship intangible assets) and property, plant and equipment associated with the acquisitions we closed in 2021.

IRON MOUNTAIN 2021 FORM 10-K	98

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
3. ACQUISITIONS (CONTINUED)
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the fourth quarter of 2021 and year ended December 31, 2021 were not material to our balance sheet or results from operations.
4. DIVESTMENTS
INTELLECTUAL PROPERTY MANAGEMENT BUSINESS
On June 7, 2021, we sold our Intellectual Property Management ("IPM") business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $215,400 (the “IPM Divestment”). As a result of the IPM Divestment, we recorded a gain on sale of approximately $179,000 to Other (income) expense, net, during the year ended December 31, 2021, the substantial majority of which was recorded during the second quarter of 2021, representing the excess of the fair value of the consideration received over the sum of the carrying value of the IPM business.
We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of operating income (loss) in our Consolidated Statements of Operations for the year ended December 31, 2021 through the closing date of the IPM Divestment and for the years ended December 31, 2020 and 2019 and the cash flows associated with this business is presented as a component of cash flows from operations in our Consolidated Statements of Cash Flows for the year ended December 31, 2021 through the closing date of the IPM Divestment and for the years ended December 31, 2020 and 2019.
IRON MOUNTAIN CONSUMER STORAGE
In March 2019, we contributed our customer contracts and certain intellectual property and other assets used by us to operate our consumer storage business in the United States and Canada (the “IM Consumer Storage Assets”) and approximately $20,000 in cash (gross of certain transaction expenses) (the “Cash Contribution”) to a strategic partnership (the “MakeSpace JV”) established by us and MakeSpace Labs, Inc. (“MakeSpace”) pursuant to a transaction which closed on March 19, 2019 (the "Consumer Storage Transaction"). Upon the closing of the Consumer Storage Transaction, the MakeSpace JV owned (i) the IM Consumer Storage Assets, (ii) the Cash Contribution and (iii) the customer contracts, intellectual property and certain other assets used by MakeSpace to operate its consumer storage business in the United States. As part of the Consumer Storage Transaction, we received an initial equity interest of approximately 34% in the MakeSpace JV (the "MakeSpace Investment"). In connection with the Consumer Storage Transaction and the investment in the MakeSpace JV, we also entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (see Note 12).
We have concluded that the divestment of the IM Consumer Storage Assets in the Consumer Storage Transaction does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of Income (loss) from continuing operations in our Consolidated Statements of Operations for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction and the cash flows associated with this business are presented as a component of cash flows from continuing operations in our Consolidated Statements of Cash Flows for the year ended December 31, 2019 through the closing date of the Consumer Storage Transaction.
As a result of the Consumer Storage Transaction, we recorded a gain on sale of approximately $4,200 to Other (income) expense, net, in the first quarter of 2019, representing the excess of the fair value of the consideration received over the sum of (i) the carrying value of our consumer storage operations and (ii) the Cash Contribution.

99	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
5. INVESTMENTS

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
Under the terms of the Web Werks JV shareholder agreement, we are required to make additional investments over a period ending May 2023 totaling approximately 7,500,000 Indian rupees (or approximately $100,000, based upon the exchange rate as of December 31, 2021 between the United States dollar and Indian rupee).
FRANKFURT JOINT VENTURE
In October 2020, we formed a joint venture (the “Frankfurt JV”) with AGC Equity Partners (“AGC”) to design and develop a 280,000 square foot, 27 megawatt, hyperscale data center currently under development in Frankfurt, Germany (the “Frankfurt JV Transaction”). AGC acquired an 80% equity interest in the Frankfurt JV, while we retained a 20% equity interest (the "Frankfurt JV Investment"). The total cash consideration for the 80% equity interest sold to AGC was approximately $105,000. We received approximately $93,300 (gross of certain transaction expenses) upon the closing of the Frankfurt JV, and we are entitled to receive an additional approximately $11,700 upon the completion of development of the data center, which we expect to occur in the third quarter of 2022. In connection with the Frankfurt JV Transaction, we also entered into agreements whereby we will earn various fees, including property management and construction and development fees, for services we are providing to the Frankfurt JV.
As a result of the Frankfurt JV Transaction, we recognized a gain during the year ended December 31, 2020 of approximately $24,100, representing the excess of the fair value of the consideration received over the carrying value of the assets, which consisted primarily of land and land development assets which were previously included within our Global Data Center Business segment.
MAKESPACE JOINT VENTURE
In March 2019, we formed the MakeSpace JV. In the second quarter of 2020, we committed to participate in a round of equity funding for the MakeSpace JV whereby we contributed approximately $36,000 of the $45,000 being raised in installments between May 2020 through October 2021.
JOINT VENTURE SUMMARY
The joint ventures, referred to above, are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at December 31, 2021 and 2020 are as follows:

	DECEMBER 31, 2021		DECEMBER 31, 2020
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Web Werks JV	$51,140	38.50%	$—	—%
Frankfurt JV	26,167	20.00%	26,500	20.00%
MakeSpace JV	30,154	49.99%	16,924	38.86%

IRON MOUNTAIN 2021 FORM 10-K	100

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges), (ii) cross-currency swap agreements (which are designated as net investment hedges) and (iii) foreign exchange currency forward contracts (which are not designated as hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of December 31, 2021 and 2020, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2022. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
FOREIGN EXCHANGE CURRENCY FORWARD CONTRACTS NOT DESIGNATED AS HEDGING INSTRUMENTS
On occasion, we enter into forward contracts to hedge our exposures associated with certain foreign currencies. We have not designated any of these forward contracts as hedges. Our policy is to record the fair value of each derivative instrument on a gross basis. As of December 31, 2021 and 2020, we had no outstanding forward contracts.

101	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
(Liabilities) assets recognized in our Consolidated Balance Sheets as of December 31, 2021 and 2020 by derivative instrument are as follows:

DERIVATIVE INSTRUMENT(1)	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$(7,680)	$(21,062)
Net Investment Hedges(3)
August 2023 Cross Currency Swap Agreements	(664)	(8,229)
February 2026 Cross Currency Swap Agreements	11,021	(20,412)
(1)Our derivative assets are included as a component of Other within Other assets, net and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Consolidated Balance Sheets. As of December 31, 2021, $11,021 is included within Other assets, $2,082 is included within Accrued expense and other current liabilities and $6,262 is included within Other long-term liabilities. As of December 31, 2020, $49,703 is included within Other long-term liabilities.
(2)As of December 31, 2021, cumulative net losses of $7,680 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of December 31, 2021, cumulative net gains of $10,357 are recorded within Accumulated other comprehensive items, net associated with these cross currency swap agreements.
Gains (losses) recognized during the years ending December 31, 2021, 2020 and 2019, by derivative instrument, are as follows:

	YEAR ENDED DECEMBER 31,
DERIVATIVE INSTRUMENT	2021	2020	2019
Derivative Instruments Designated as Hedging Instruments(1)
Cash Flow Hedges
Interest Rate Swap Agreements	$13,382	$(12,288)	$(7,801)
Net Investment Hedges
August 2023 Cross Currency Swap Agreements	7,565	(7,247)	(982)
February 2026 Cross Currency Swap Agreements	31,433	(20,412)	—
Derivative Instruments Not Designated as Hedging Instruments(2)
Foreign Exchange Currency Forward Contracts	—	—	(737)
(1)These amounts are recognized as unrealized gains (losses), a component of Accumulated other comprehensive items, net.
(2)These amounts are recognized as foreign exchange gains (losses), a component of Other (income) expense, net. Net cash receipts (payments) included in cash from operating activities related to settlements associated with foreign currency forward contracts for the years ended December 31, 2021, 2020 and 2019 are $0, $0 and $(737), respectively.
EURO NOTES DESIGNATED AS A HEDGE OF NET INVESTMENT
Prior to their redemption in August 2020, we designated a portion of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. From January 1, 2020 through the date of redemption and for the year ended December 31, 2019 we designated, on average, 300,000 and 284,986 Euros, respectively, of our Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded the following foreign exchange gains (losses) related to the change in fair value of such debt due to currency translation adjustments as a component of Accumulated other comprehensive items, net:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Foreign exchange gains (losses) associated with net investment hedge	$—	$(17,005)	$(6,003)
As of December 31, 2021, cumulative net gains of $3,256, net of tax, are recorded in Accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN 2021 FORM 10-K	102

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT
Long-term debt is as follows:

	DECEMBER 31, 2021				DECEMBER 31, 2020
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility(1)	$—	$(5,174)	$(5,174)	$—	$—	$(8,620)	$(8,620)	$—
Term Loan A(1)	203,125	—	203,125	203,125	215,625	—	215,625	215,625
Term Loan B(1)(2)	672,847	(4,995)	667,852	675,500	679,621	(6,244)	673,377	680,750
Australian Dollar Term Loan (the “AUD Term Loan”)(3)(4)	223,182	(656)	222,526	223,530	243,152	(1,624)	241,528	244,014
UK Bilateral Revolving Credit Facility(4)	189,168	(709)	188,459	189,168	191,101	(1,307)	189,794	191,101
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes “)(5)(7)(8)	540,481	(3,912)	536,569	542,508	546,003	(4,983)	541,020	553,101
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(5)(6)(7)	1,000,000	(8,176)	991,824	1,030,000	1,000,000	(9,598)	990,402	1,046,250
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(5)(6)(7)	825,000	(7,380)	817,620	862,125	825,000	(8,561)	816,439	868,313
5% Senior Notes due 2028 (the “5% Notes due 2028”)(5)(6)(7)	500,000	(4,763)	495,237	513,750	500,000	(5,486)	494,514	523,125
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(5)(6)(7)	1,000,000	(11,211)	988,789	1,022,500	1,000,000	(12,658)	987,342	1,050,000
5 1/4% Senior Notes due 2030 (the “5 1/4% Notes due 2030”)(5)(6)(7)	1,300,000	(12,911)	1,287,089	1,355,250	1,300,000	(14,416)	1,285,584	1,400,750
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(5)(6)(7)	1,100,000	(11,404)	1,088,596	1,094,500	1,100,000	(12,648)	1,087,352	1,138,500
5% Senior Notes due 2032 (the “5% Notes due 2032”)(5)(7)(9)	750,000	(13,782)	736,218	767,813	—	—	—	—
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(5)(6)(7)	600,000	(6,147)	593,853	637,500	600,000	(6,727)	593,273	660,000
Real Estate Mortgages, Financing Lease Liabilities and Other(10)	460,648	(840)	459,808	460,648	511,922	(1,086)	510,836	511,922
Accounts Receivable Securitization Program(11)	—	(450)	(450)	—	85,000	(152)	84,848	85,000
Total Long-term Debt	9,364,451	(92,510)	9,271,941		8,797,424	(94,110)	8,703,314
Less Current Portion	(310,084)	656	(309,428)		(193,759)	—	(193,759)
Long-term Debt, Net of Current Portion	$9,054,367	$(91,854)	$8,962,513		$8,603,665	$(94,110)	$8,509,555
(1)The capital stock or other equity interests of most of our United States subsidiaries, and up to 66% of the capital stock or other equity interests of most of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations (including promissory notes) of subsidiaries owed to us or to one of our United States subsidiary guarantors. In addition, Iron Mountain Canada Operations ULC (“Canada Company”) has pledged 66% of the capital stock of its subsidiaries, and all intercompany obligations (including promissory notes) owed to or held by it, to secure the Canadian dollar subfacility under the Revolving Credit Facility. The fair value (Level 3 of fair value hierarchy described at Note 2.o.) of these debt instruments approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates (plus a margin that is subject to change based on our consolidated leverage ratio)), as of December 31, 2021 and 2020.
(2)The amount of debt for the Term Loan B (as defined below) reflects an unamortized original issue discount of $903 and $1,129 as of December 31, 2021 and 2020, respectively.
(3)The amount of debt for the AUD Term Loan reflects an unamortized original issue discount of $348 and $862 as of December 31, 2021 and 2020, respectively.
(4)The fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
(5)The fair values (Level 1 of fair value hierarchy described at Note 2.o.) of these debt instruments are based on quoted market prices for these notes on December 31, 2021 and 2020, respectively.

103	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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
(8)Iron Mountain (UK) PLC (“IM UK”) is the direct obligor on the GBP Notes, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.
(9)Iron Mountain Information Management Services, Inc. (“IMIM Services”) is the direct obligor on the 5% Notes due 2032, which are fully and unconditionally guaranteed, on a senior basis, by IMI and the other Guarantors. These guarantees are joint and several obligations of IMI and such Guarantors.
(10) We believe the fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt approximates its carrying value. This debt includes the following:

	DECEMBER 31, 2021	DECEMBER 31, 2020
Real estate mortgages(i)	$58,933	$71,673
Financing lease liabilities(ii)	356,729	366,311
Other notes and other obligations(iii)	44,986	73,938
	$460,648	$511,922
(i)Bear interest at approximately 3.6% and 3.3% at December 31, 2021 and 2020, respectively, and includes $50,000 outstanding under our Mortgage Securitization Program at both December 31, 2021 and 2020.
(ii)Bear a weighted average interest rate of 5.9% at both December 31, 2021 and 2020.
(iii)These notes and other obligations, which were assumed by us as a result of certain acquisitions bear a weighted average interest rate of 10.7% at both December 31, 2021 and 2020.
(11) The Accounts Receivable Securitization Special Purpose Subsidiaries are the obligors under this program. We believe the fair value (Level 3 of fair value hierarchy described at Note 2.o.) of this debt approximates its carrying value.
A. CREDIT AGREEMENT
Our credit agreement (the "Credit Agreement") consists of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan A”). The Revolving Credit Facility enables IMI and certain of its United States and foreign subsidiaries to borrow in United States dollars and (subject to sublimits) a variety of other currencies (including Canadian dollars, British pounds sterling and Euros, among other currencies) in an aggregate outstanding amount not to exceed $1,750,000. Under the Credit Agreement, we have the option to request additional commitments of up to $1,260,000, in the form of term loans or through increased commitments under the Revolving Credit Facility, subject to the conditions specified in the Credit Agreement. The Credit Agreement is scheduled to mature on June 3, 2023, at which point all obligations become due. The original principal amount of the Term Loan A was $250,000 and is to be paid in quarterly installments in an amount equal to $3,125 per quarter, with the remaining balance due on June 3, 2023. IMI and the Guarantors guarantee all obligations under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on our consolidated leverage ratio. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.25% to 0.4% based on our consolidated leverage ratio and fees associated with outstanding letters of credit. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and $203,125 aggregate outstanding principal amount under the Term Loan A. At December 31, 2021, we had various outstanding letters of credit totaling $3,039 under the Revolving Credit Facility. The remaining amount available for borrowing under the Revolving Credit Facility as of December 31, 2021, which is based on IMI’s leverage ratio, the last 12 months' earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”), other adjustments as defined in the Credit Agreement and current external debt, was $1,746,961 (which amount represents the maximum availability as of such date). Available borrowings under the Revolving Credit Facility are subject to compliance with our indenture covenants as discussed below. The average interest rate in effect under the Revolving Credit Facility and Term Loan A was 1.9% as of both December 31, 2021 and 2020.

IRON MOUNTAIN 2021 FORM 10-K	104

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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
Principal payments on the Term Loan B are to be paid in quarterly installments of $1,750 per quarter during the period June 30, 2018 through December 31, 2025, with the balance due on January 2, 2026. The Term Loan B may be prepaid without penalty at any time. The Term Loan B bears interest at a rate of LIBOR plus 1.75%. As of December 31, 2021, we had $673,750 aggregate outstanding principal amount under the Term Loan B. The interest rate in effect under Term Loan B as of December 31, 2021 and 2020 was 3.1% and 1.9%, respectively.

REVOLVING CREDIT FACILITY $1,750,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $0	Aggregate outstanding principal amount $203,125	Aggregate outstanding principal amount $673,750

N/A Interest rate	1.9% Interest rate	3.1% Interest rate
As of December 31, 2021	As of December 31, 2021	As of December 31, 2021
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
The key terms of our indentures are as follows:

SENIOR NOTES	AGGREGATE PRINCIPAL AMOUNT	DIRECT OBLIGOR	MATURITY DATE	CONTRACTUAL INTEREST RATE	INTEREST PAYMENTS DUE	PAR CALL DATE(1)
GBP Notes	£400,000	IM UK	November 15, 2025	3 7/8%	May 15 and November 15	November 15, 2022
4 7/8% Notes due 2027	$1,000,000	IMI	September 15, 2027	4 7/8%	March 15 and September 15	September 15, 2025
5 1/4% Notes due 2028	$825,000	IMI	March 15, 2028	5 1/4%	March 15 and September 15	March 15, 2025
5% Notes due 2028	$500,000	IMI	July 15, 2028	5%	January 15 and July 15	July 15, 2025
4 7/8% Notes due 2029	$1,000,000	IMI	September 15, 2029	4 7/8%	March 15 and September 15	September 15, 2027
5 1/4% Notes due 2030	$1,300,000	IMI	July 15, 2030	5 1/4%	January 15 and July 15	July 15, 2028
4 1/2% Notes	$1,100,000	IMI	February 15, 2031	4 1/2%	February 15 and August 15	February 15, 2029
5% Notes due 2032	$750,000	IMIM Services	July 15, 2032	5%	May 15 and November 15	July 15, 2027
5 5/8% Notes	$600,000	IMI	July 15, 2032	5 5/8%	January 15 and July 15	July 15, 2029
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

105	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
DECEMBER 2021 OFFERING
On December 28, 2021, IMIM Services completed a private offering of:

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
5% Notes due 2032	$750,000
The 5% Notes due 2032 were issued at 100.000% of par. The total net proceeds of approximately $737,800 from the issuance of the 5% Notes due 2032, after deducting the initial purchasers’ commissions, were used to finance the purchase price of the ITRenew Transaction, which closed on January 25, 2022, and to pay related fees and expenses. At December 31, 2021, the net proceeds from the 5% Notes due 2032 were used to temporarily repay borrowings under our Revolving Credit Facility and Accounts Receivable Securitization Program and invest in money market funds.
2020 OFFERINGS
a. JUNE 2020 OFFERINGS
On June 22, 2020, IMI completed private offerings of the following series of notes in the amounts set forth below (collectively, the "June 2020 Offerings"):

SERIES OF NOTES	AGGREGATE PRINCIPAL AMOUNT
5% Notes due 2028	$500,000
5 1/4% Notes due 2030	1,300,000
5 5/8% Notes	600,000
The 5% Notes due 2028, the 5 1/4% Notes due 2030 and the 5 5/8% Notes were issued at 100.000% of par. The total net proceeds of approximately $2,376,000 from the June 2020 Offerings, after deducting the initial purchasers’ commissions, were used to redeem all of the 4 3/8% Notes, the 6% Notes and the 5 3/4% Notes and to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
On June 29, 2020, we redeemed all of the $500,000 in aggregate principal outstanding of the 4 3/8% Notes at 100.000% of par and all of the $600,000 in aggregate principal outstanding of the 6% Notes at 102.000% of par, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $17,040 to Other (income) expense, net during the second quarter of 2020 related to the early extinguishment of this debt, representing the call premium associated with the early redemption of the 6% Notes, as well as a write-off of unamortized deferred financing costs associated with the early redemption of the 4 3/8% Notes and the 6% Notes.
On July 2, 2020, we redeemed all of the $1,000,000 in aggregate principal outstanding of the 5 3/4% Notes at 100.958% of par, plus accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $15,310 to Other (income) expense, net during the third quarter of 2020 related to the early extinguishment of this debt, representing the call premium and write-off of unamortized deferred financing fees.
b. AUGUST 2020 OFFERING
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

IRON MOUNTAIN 2021 FORM 10-K	106

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
On August 21, 2020, we redeemed all of the 250,000 CAD in aggregate principal outstanding of the CAD Notes at 104.031% of par, 300,000 Euro in aggregate principal outstanding of the Euro Notes at 101.500% of par and $250,000 in aggregate principal outstanding of the 5 3/8% Notes at 106.628% of par, plus, in each case accrued and unpaid interest to, but excluding, the redemption date. We recorded a charge of $35,950 to Other (income) expense, net during the third quarter of 2020 related to the early extinguishment of the CAD Notes, the Euro Notes and the 5 3/8% Notes, representing the call premiums and write off unamortized deferred financing costs associated with the early redemption of these debt instruments.
C. AUSTRALIAN DOLLAR TERM LOAN
Iron Mountain Australia Group Pty, Ltd. (“IM Australia”), a wholly owned subsidiary of IMI, has an AUD term loan with an original principal balance of 350,000 Australian dollars (“AUD Term Loan”). All indebtedness associated with the AUD Term Loan was issued at 99% of par. Principal payments on the AUD Term Loan are to be paid in quarterly installments in an aggregate amount of 8,750 Australian dollars per year. The AUD Term Loan bears interest at BBSY (an Australian benchmark variable interest rate) plus 3.875%. The AUD Term Loan is scheduled to mature on September 22, 2022, at which point all obligations become due. The full amount of the AUD Term Loan is classified within the current portion of long-term debt in our Consolidated Balance Sheet as of December 31, 2021.

As of December 31, 2021, we had 307,813 Australian dollars ($223,530 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2021) outstanding on the AUD Term Loan. As of December 31, 2020, we had 316,563 Australian dollars ($244,014 based upon the exchange rate between the United States dollar and the Australian dollar as of December 31, 2020) outstanding on the AUD Term Loan. The interest rate in effect under the AUD Term Loan was 4.0% and 3.9% as of December 31, 2021 and 2020, respectively.
OUTSTANDING BORROWINGS AU$307,813
4.0% Interest rate
As of December 31, 2021
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

On May 25, 2021, Iron Mountain (UK) PLC and Iron Mountain (UK) Data Centre Limited (collectively, the "UK Borrowers") entered into an amendment to the UK Bilateral Facility with Barclays Bank PLC to (i) modify the interest rate from LIBOR plus 2.25% to LIBOR plus 2.0% (with flexibility built in for the expected transition away from LIBOR) and (ii) add an additional option to extend the maturity date by one year. After this amendment, the UK Bilateral Facility contains two one-year options that allow us to extend the maturity date beyond the September 23, 2022 expiration date, subject to certain conditions specified in the UK Bilateral Facility, including the lender's consent. On September 23, 2021, the UK Borrowers executed the one-year option to extend the maturity date to September 24, 2023.The interest rate in effect under the UK Bilateral Facility was 2.1% and 2.3% as of December 31, 2021 and 2020, respectively.
MAXIMUM AMOUNT £140,000 OPTIONAL ADDITIONAL COMMITMENTS £125,000 2.1% Interest rate

As of December 31, 2021

107	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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

On June 28, 2021, we entered into an amendment to the Accounts Receivable Securitization Program to extend the maturity date from July 30, 2021 to July 1, 2023, at which point all obligations become due. The interest rate under the amended Accounts Receivable Securitization Program is LIBOR plus 1.0%. The full amount outstanding under the Accounts Receivable Securitization Program is classified within current portion of long-term debt at December 31, 2020 in our Condensed Consolidated Balance Sheets. There were no other changes to the terms of the Accounts Receivable Securitization Program.
MAXIMUM AMOUNT $300,000
OUTSTANDING BORROWINGS $0 N/A Interest rate As of December 31, 2021

F. CASH POOLING
Certain of our subsidiaries participate in cash pooling arrangements (the “Cash Pools”) to help manage global liquidity requirements. Under the Cash Pools, cash deposited by participating subsidiaries with certain financial institutions are pledged as security against the debit balances of other participating subsidiaries, and legal rights of offset are provided and, therefore, amounts are presented in our Consolidated Balance Sheets on a net basis. Each subsidiary receives interest on the cash balances held on deposit or pays interest on its debit balances based on an applicable rate as defined in the Cash Pools.
We utilize two separate Cash Pools with Bank Mendes Gans (“BMG”), an independently operated wholly owned subsidiary of ING Group, one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries (the “BMG QRS Cash Pool”) and the other for our taxable REIT subsidiaries (the “BMG TRS Cash Pool”). We have executed overdraft facility agreements for the BMG QRS Cash Pool and BMG TRS Cash Pool, each in an amount not to exceed $10,000. Each overdraft facility permits us to cover a temporary net debit position in the applicable pool.

IRON MOUNTAIN 2021 FORM 10-K	108

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
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
The approximate amount of the net cash position, gross position and outstanding debit balances for each of our cash pools as of December 31, 2021 and 2020 were as follows:

	DECEMBER 31, 2021			DECEMBER 31, 2020
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
BMG QRS Cash Pool	$552,900	$(552,100)	$800	$448,700	$(447,400)	$1,300
BMG TRS Cash Pool	606,000	(603,900)	2,100	555,500	(553,500)	2,000
JPM QRS Cash Pool	9,400	(9,200)	200	—	—	—
JPM TRS Cash Pool	12,000	(9,900)	2,100	—	—	—
The net cash position balances as of December 31, 2021 and 2020 are reflected as Cash and cash equivalents in our Consolidated Balance Sheets.
G. LETTERS OF CREDIT
As of December 31, 2021, we had outstanding letters of credit totaling $36,480, of which $3,039 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between January 2022 and March 2025.
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
The Credit Agreement uses EBITDAR-based calculations and the bond indentures use EBITDA-based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The bond indenture EBITDA-based calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of December 31, 2021 and 2020. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

109	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
7. DEBT (CONTINUED)
I. MATURITIES OF LONG-TERM DEBT (GROSS OF DISCOUNTS) ARE AS FOLLOWS:

YEAR	AMOUNT
2022	$310,432
2023	445,318
2024	42,716
2025	569,806
2026	717,368
Thereafter	7,280,062
9,365,702
Net Discounts	(1,251)
Net Deferred Financing Costs	(92,510)
Total Long-term Debt (including current portion)	$9,271,941
8. COMMITMENTS AND CONTINGENCIES
A. PURCHASE COMMITMENTS
We have certain contractual obligations related to purchase commitments which require minimum payments as follows:

YEAR	PURCHASE COMMITMENTS(1)
2022	$295,529
2023	70,853
2024	64,105
2025	38,567
2026	7,646
Thereafter	855
$477,555
(1)Purchase commitments (i) include obligations for future construction costs associated with the expansion of our Global Data Center Business, which represent a significant amount of the purchase commitments due in 2022 and (ii) exclude our operating and financing lease obligations (see Note 2.i.).
B. SELF-INSURED LIABILITIES
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2021 and 2020, there were $46,797 and $47,959, respectively, of self-insurance accruals reflected in Accrued expenses on our Consolidated Balance Sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future claim costs based on claims incurred as of the balance sheet date.

IRON MOUNTAIN 2021 FORM 10-K	110

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
C. LITIGATION—GENERAL
We are involved in litigation from time to time in the ordinary course of business, including litigation arising from damage to customer assets in our facilities caused by fires and other natural disasters. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $25,000 over the next several years.
9. STOCKHOLDERS’ EQUITY MATTERS
Our board of directors has adopted a dividend policy under which we have paid, and in the future intend to pay, quarterly cash dividends on our common stock. The amount and timing of future dividends will continue to be subject to the approval of our board of directors, in its sole discretion, and to applicable legal requirements.
In 2019, 2020 and 2021, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 7, 2019	$0.6110	March 15, 2019	$175,242	April 2, 2019
May 22, 2019	0.6110	June 17, 2019	175,389	July 2, 2019
July 26, 2019	0.6110	September 16, 2019	175,434	October 2, 2019
October 31, 2019	0.6185	December 16, 2019	177,687	January 2, 2020
February 13, 2020	0.6185	March 16, 2020	178,047	April 6, 2020
May 5, 2020	0.6185	June 15, 2020	178,212	July 2, 2020
August 5, 2020	0.6185	September 15, 2020	178,224	October 2, 2020
November 4, 2020	0.6185	December 15, 2020	178,290	January 6, 2021
February 24, 2021	0.6185	March 15, 2021	178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
On February 24, 2022, we declared a dividend to our stockholders of record as of March 15, 2022 of $0.6185 per share, payable on April 6, 2022.

111	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
9. STOCKHOLDERS’ EQUITY MATTERS (CONTINUED)
During the years ended December 31, 2021, 2020 and 2019, we declared dividends in an aggregate and per share amount, based on the weighted average number of common shares outstanding during each respective year, as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Declared distributions	$715,807	$712,773	$703,752
Amount per share each distribution represents based on weighted average number of common shares outstanding	2.47	2.47	2.45
For federal income tax purposes, distributions to our stockholders are generally treated as nonqualified ordinary dividends (potentially eligible for the lower effective tax rates available for “qualified REIT dividends”), qualified ordinary dividends or return of capital. The United States Internal Revenue Service requires historical C corporation earnings and profits to be distributed prior to any REIT distributions, which may affect the character of each distribution to our stockholders, including whether and to what extent each distribution is characterized as a qualified or nonqualified ordinary dividend. In addition, certain of our distributions qualify as capital gain distributions. For the years ended December 31, 2021, 2020, and 2019, the dividends we paid on our common shares were classified as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Nonqualified ordinary dividends	53.9%	43.0%	54.8%
Qualified ordinary dividends	13.0%	0.0%	4.5%
Capital gains	21.8%	49.5%	14.7%
Return of capital	11.3%	7.5%	26.0%
	100.0%	100.0%	100.0%
Dividends paid during the years ended December 31, 2021, 2020, and 2019 which were classified as qualified ordinary dividends for federal income tax purposes primarily related to the distribution of historical C corporation earnings and profits related to certain acquisitions completed during the years ended December 31, 2021, 2020, and 2019. In 2021, the percentage of our dividend that was classified as a capital gain was 21.8% and was primarily related to the sale of land and buildings in the United States and the United Kingdom. In 2020, the percentage of our dividend that was classified as a capital gain was 49.5% and primarily related to the sale of land and buildings in the United States. In 2019, the percentage of our dividend that was classified as a capital gain was 14.7% and primarily related to the sale of land and buildings in the United Kingdom.
10. INCOME TAXES
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

IRON MOUNTAIN 2021 FORM 10-K	112

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below:

	DECEMBER 31,
	2021	2020
Deferred Tax Assets:
Accrued liabilities and other adjustments	$54,859	$52,527
Net operating loss carryforwards	90,996	96,710
Valuation allowance	(51,744)	(46,938)
	94,111	102,299
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(178,657)	(186,682)
Plant and equipment, principally due to differences in depreciation	(76,204)	(59,711)
Other	(46,281)	(29,265)
	(301,142)	(275,658)
Net deferred tax liability	$(207,031)	$(173,359)
The deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below:

	DECEMBER 31,
	2021	2020
Noncurrent deferred tax assets (Included in Other, a component of Other assets, net)	$16,903	$25,018
Deferred income taxes	(223,934)	(198,377)
At December 31, 2021, we have federal and state net operating loss carryforwards of which we are expecting an insignificant tax benefit to be realized. We have assets for foreign net operating losses of $85,466, with various expiration dates (and in some cases no expiration date), subject to a valuation allowance of approximately 47%.
Rollforward of the valuation allowance is as follows:

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF THE YEAR	CHARGED (CREDITED) TO EXPENSE	OTHER INCREASES/ (DECREASES)(1)	BALANCE AT END OF THE YEAR
2021	$46,938	$8,406	$(3,600)	$51,744
2020	60,003	(8,337)	(4,728)	46,938
2019	55,666	6,211	(1,874)	60,003
(1)Other increases and decreases in valuation allowances are primarily related to changes in foreign currency exchange rates.

113	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The components of income (loss) from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
United States	$212,460	$276,145	$203,225
Canada	78,780	52,332	48,326
Other Foreign	337,775	44,228	76,591
	$629,015	$372,705	$328,142
The provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 consist of the following components:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Federal—current	$54,867	$(10,424)	$7,262
Federal—deferred	14,322	8,834	(3,356)
State—current	9,566	2,956	3,943
State—deferred	(526)	(625)	(1,126)
Foreign—current	83,154	50,063	49,350
Foreign—deferred	14,907	(21,195)	3,858
Provision (Benefit) for Income Taxes	$176,290	$29,609	$59,931
A reconciliation of total income tax expense and the amount computed by applying the current federal statutory tax rate of 21.0% to income (loss) from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019, respectively, is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Computed "expected” tax provision	$132,093	$78,268	$68,910
Changes in income taxes resulting from:
Tax adjustment relating to REIT	(8,203)	(60,378)	(40,577)
State taxes (net of federal tax benefit)	8,027	2,258	2,115
Increase (decrease) in valuation allowance (net operating losses)	8,406	(8,337)	6,211
Withholding Taxes	23,654	6,835	5,281
Reserve (reversal) accrual and audit settlements (net of federal tax benefit)	3,072	(7,409)	514
Foreign tax rate differential	9,856	9,472	8,562
Disallowed foreign interest, Subpart F income, and other foreign taxes	(3,437)	13,407	8,960
Other, net	2,822	(4,507)	(45)
Provision (Benefit) for Income Taxes	$176,290	$29,609	$59,931
Our effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 28.0%, 7.9% and 18.3%, respectively. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income between our qualified REIT subsidiaries (“QRSs”) and our TRSs, as well as among the jurisdictions in which we operate; (2) tax law changes; (3) volatility in foreign exchange gains and losses; (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize net operating losses that we generate.

IRON MOUNTAIN 2021 FORM 10-K	114

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate were:

YEAR ENDED DECEMBER 31,
2021	2020	2019
The benefit derived from the dividends paid deduction of $8,203 which was offset by (1) the impact of differences in the tax rates at which our foreign earnings are subject to, resulting in a tax provision of $9,856, and (2) foreign withholding taxes of $23,654, which were either paid during the year or accrued, for the deferred tax liability for the U.S. tax impact of undistributed earnings of foreign TRSs that are no longer intended to be permanently reinvested outside the United States.
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
We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. We recorded an increase of $823 and $1,780 for gross interest and penalties for the years ended December 31, 2021 and 2019, respectively. We recorded a decrease of $1,499 for gross interest and penalties for the year ended December 31, 2020. We had $6,805 and $6,212 accrued for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.
A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

TAX YEARS	TAX JURISDICTION
See Below	United States—Federal and State
2020 to present	United Kingdom
2014 to present	Canada

115	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
10. INCOME TAXES (CONTINUED)
The normal statute of limitations for United States federal tax purposes is three years from the date the tax return is filed; however, the statute of limitations may remain open for periods longer than three years in instances where a federal tax examination is in progress. The 2020, 2019 and 2018 tax years remain subject to examination for United States federal tax purposes as well as net operating loss carryforwards utilized in these years. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have business operations or a taxable presence. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2021, we had $27,772 of reserves related to uncertain tax positions, of which $24,627 and $3,145 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. As of December 31, 2020, we had $25,969 of reserves related to uncertain tax positions, of which $23,402 and $2,567 is included in other long-term liabilities and deferred income taxes, respectively, in the accompanying Consolidated Balance Sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.
A rollforward of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2018	$35,320
Gross additions based on tax positions related to the current year	2,914
Gross additions for tax positions of prior years	1,271
Gross reductions for tax positions of prior years	(299)
Lapses of statutes	(4,034)
Settlements	(104)
Gross tax contingencies—December 31, 2019	35,068
Gross additions based on tax positions related to the current year	2,907
Gross additions for tax positions of prior years	80
Gross reductions for tax positions of prior years	(5,617)
Lapses of statutes	(4,480)
Settlements	(1,989)
Gross tax contingencies—December 31, 2020	25,969
Gross additions based on tax positions related to the current year	3,893
Gross additions for tax positions of prior years	344
Gross reductions for tax positions of prior years	(536)
Lapses of statutes	(1,663)
Settlements	(235)
Gross tax contingencies—December 31, 2021	$27,772
The reversal of these reserves of $27,772 as of December 31, 2021 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $5,364 of our unrecognized tax positions may be recognized by the end of 2022 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN 2021 FORM 10-K	116

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
11. SEGMENT INFORMATION
As of December 31, 2021, our three reportable segments are described as follows:
(1)Global Records and Information Management (“Global RIM”) Business includes several distinct offerings:
(i)Records Management, which stores physical records and provides healthcare information services, vital records services, courier operations, and the collection, handling and disposal of sensitive documents (collectively, “Records Management”) for customers in 63 countries around the globe.
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
(v)Secure IT Asset Disposition ("Secure ITAD"), a component of asset life cycle management, provides secure disposition of obsolete IT assets with: industry leading secure logistics and chain of custody practices, environmentally-responsible asset processing and recycling, and data sanitization and asset refurbishment services that enable value recovery through asset remarketing. Our service focuses on protecting and eradicating customer data while maintaining strong, audible, and transparent chain of custody practices. We are able to offer this service in over 30 countries.
(vi)Consumer Storage, which provides on-demand, valet storage for consumers (“Consumer Storage”) across 31 markets in North America through a strategic partnership that utilizes data analytics and machine learning to provide effective customer acquisition and a convenient and seamless consumer storage experience.
(2)Global Data Center Business, which provides enterprise-class data center facilities and hyperscale-ready capacity to protect mission-critical assets and ensure the continued operation of our customers’ IT infrastructure, with secure, reliable and flexible data center options. As of December 31, 2021, our Global Data Center Business footprint spans nine markets in the United States and seven international markets.

UNITED STATES	INTERNATIONAL MARKETS
Denver, Colorado	Amsterdam
Kansas City, Missouri	London
Boston, Massachusetts	Singapore
Boyers, Pennsylvania	Frankfurt (directly and through an unconsolidated joint venture)
Manassas, Virginia	Mumbai (through an unconsolidated joint venture)
Edison, New Jersey	Pune (through an unconsolidated joint venture)
Columbus, Ohio	Noida (through an unconsolidated joint venture)
Phoenix and Scottsdale, Arizona

117	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
(3)Corporate and Other Business, which consists primarily of Adjacent Businesses and other corporate items. Our Adjacent Businesses is comprised of:
(i)Entertainment Services, which includes entertainment and media that helps industry clients store, safeguard and deliver physical media of all types, and provides digital content repository systems that house, distribute, and archive key media assets, throughout the United States, Canada, France, China - Hong Kong S.A.R., the Netherlands and the United Kingdom and
(ii)Fine Arts, which provides technical expertise in the handling, installation and storing of art in the United States, Canada and Europe.
Our Corporate and Other Business segment also includes costs related to executive and staff functions, including finance, human resources and IT, which benefit the enterprise as a whole.
An analysis of our business segment information and reconciliation to the accompanying Consolidated Financial Statements is as follows:

IRON MOUNTAIN 2021 FORM 10-K	118

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
As of and for the Year Ended December 31, 2021
Total Revenues	$3,976,163	$326,898	$188,470	$4,491,531
Storage Rental	2,471,894	289,592	108,633	2,870,119
Service	1,504,269	37,306	79,837	1,621,412
Depreciation and Amortization	468,527	148,023	63,872	680,422
Depreciation	313,701	93,679	57,692	465,072
Amortization	154,826	54,344	6,180	215,350
Adjusted EBITDA	1,734,227	137,349	(236,877)	1,634,699
Total Assets(1)	11,028,611	2,911,823	509,597	14,450,031
Expenditures for Segment Assets	368,271	422,274	96,353	886,898
Capital Expenditures	211,917	320,768	78,397	611,082
Cash Paid for Acquisitions, Net of Cash Acquired	97,044	88,998	17,956	203,998
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	59,310	12,508	—	71,818
As of and for the Year Ended December 31, 2020
Total Revenues	$3,699,280	$279,312	$168,678	$4,147,270
Storage Rental	2,373,783	263,695	116,613	2,754,091
Service	1,325,497	15,617	52,065	1,393,179
Depreciation and Amortization	455,567	134,844	61,658	652,069
Depreciation	309,969	83,106	54,487	447,562
Amortization	145,598	51,738	7,171	204,507
Adjusted EBITDA	1,574,069	126,576	(224,924)	1,475,721
Total Assets(1)	10,938,359	2,727,654	483,254	14,149,267
Expenditures for Segment Assets	338,006	249,459	44,389	631,854
Capital Expenditures	150,175	243,699	44,389	438,263
Cash Paid for Acquisitions, Net of Cash Acquired	118,581	—	—	118,581
Acquisitions of Customer Relationships, Customer Inducements and Contract Fulfillment Costs	69,250	5,760	—	75,010
As of and for the Year Ended December 31, 2019
Total Revenues	$3,812,433	$257,151	$193,000	$4,262,584
Storage Rental	2,320,076	246,925	114,086	2,681,087
Service	1,492,357	10,226	78,914	1,581,497
Depreciation and Amortization	454,652	133,927	69,622	658,201
Depreciation	330,534	78,939	46,850	456,323
Amortization	124,118	54,988	22,772	201,878
Adjusted EBITDA	1,566,065	121,517	(218,573)	1,469,009
Total Assets(1)	10,753,218	2,535,848	527,750	13,816,816
Expenditures for Segment Assets	398,690	427,935	56,242	882,867
Capital Expenditures	248,232	392,029	52,722	692,983
Cash Paid for Acquisitions, Net of Cash Acquired	54,717	—	3,520	58,237
Acquisitions of Customer Relationships, Customer Inducements, Contract Fulfillment Costs and third-party commissions	95,741	35,906	—	131,647
(1)Excludes all intercompany receivables or payables and investment in subsidiary balances.

119	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
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

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •Intangible impairments •(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	•Other (income) expense, net •Stock-based compensation expense •COVID-19 Costs (as defined below)

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocated resources to, our operating segments.
A reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA on a consolidated basis for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Income (Loss) from Continuing Operations	$452,725	$343,096	$268,211
Add/(Deduct):
Interest expense, net	417,961	418,535	419,298
Provision (benefit) for income taxes	176,290	29,609	59,931
Depreciation and amortization	680,422	652,069	658,201
Acquisition and Integration Costs	12,764	—	13,293
Restructuring Charges	206,426	194,396	48,597
Intangible impairments	—	23,000	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(172,041)	(363,537)	(63,824)
Other (income) expense, net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	(205,746)	133,611	25,720
Stock-based compensation expense	61,001	34,272	36,194
COVID-19 Costs(2)	—	9,285	—
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	4,897	1,385	3,388
Adjusted EBITDA	$1,634,699	$1,475,721	$1,469,009
(1)Includes foreign currency transaction (gains) losses, net, debt extinguishment expense and other, net.
(2)Costs that are incremental and directly attributable to the COVID-19 pandemic which are not expected to recur once the pandemic ends (“COVID-19 Costs”). For the year ended December 31, 2020, approximately $7,600 and $1,600 of COVID-19 Costs are included within Cost of sales and Selling, general and administrative expenses, respectively, on our Consolidated Statement of Operations. These costs include the purchase of personal protective equipment for our employees and incremental cleaning costs of our facilities, among other direct costs.

IRON MOUNTAIN 2021 FORM 10-K	120

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
11. SEGMENT INFORMATION (CONTINUED)
Information as to our operations in different geographical areas for the years ended December 31, 2021, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Revenues:
United States	$2,713,147	$2,577,084	$2,632,586
United Kingdom	294,675	247,667	274,931
Canada	252,385	224,860	243,033
Australia	148,431	133,815	143,511
Remaining Countries	1,082,893	963,844	968,523
Long-lived Assets:
United States	$7,867,841	$7,818,059	$7,862,262
United Kingdom	914,732	838,491	755,859
Canada	562,911	556,120	556,591
Australia	528,703	575,862	530,755
Remaining Countries	3,134,577	3,090,948	2,875,010
Information as to our revenues by product and service lines by segment for the years ended December 31, 2021, 2020 and 2019 is as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
For the Year Ended December 31, 2021
Records Management(1)	$3,074,605	$—	$125,784	$3,200,389
Data Management(1)	466,517	—	62,686	529,203
Information Destruction(1)(2)	435,041	—	—	435,041
Data Center(1)	—	326,898	—	326,898
For the Year Ended December 31, 2020
Records Management(1)	$2,852,296	$—	$102,003	$2,954,299
Data Management(1)	488,198	—	66,675	554,873
Information Destruction(1)(2)	358,786	—	—	358,786
Data Center(1)	—	279,312	—	279,312
For the Year Ended December 31, 2019
Records Management(1)	$2,866,192	$—	$128,954	$2,995,146
Data Management(1)	520,082	—	64,046	584,128
Information Destruction(1)(2)	426,159	—	—	426,159
Data Center(1)	—	257,151	—	257,151
(1)Each of the offerings within our product and service lines has a component of revenue that is storage rental related and a component that is service revenues, except the destruction services offering, which does not have a storage rental component.
(2)Includes Secure Shredding services.

121	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
12. RELATED PARTY TRANSACTIONS
In October 2020, in connection with the Frankfurt JV Transaction, we entered into agreements whereby we will earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Business segment. During the years ended December 31, 2021 and 2020, we recognized revenue of approximately $19,600 and $400, respectively, associated with the Frankfurt JV Agreements.
In March 2019, in connection with the Consumer Storage Transaction and the MakeSpace Investment, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the "MakeSpace Agreement”). Revenues and expenses associated with the MakeSpace Agreement are presented as a component of our Global RIM Business segment. During the years ended December 31, 2021, 2020 and 2019, we recognized revenue of approximately $34,700, $33,600, and $22,500, respectively, associated with the MakeSpace Agreement.
During the years ended December 31, 2021, 2020 and 2019, the Company had no other related party transactions.
13. PROJECT SUMMIT
In October 2019, we announced Project Summit, our global program designed to better position us for future growth and achievement of our strategic objectives. We expanded Project Summit during the first quarter of 2020 to include additional opportunities to streamline our business and operations, as well as accelerated the timing of certain opportunities previously identified. As of December 31, 2021, we have completed Project Summit. As a result of the program we have simplified our global structure, rebalanced resources to focus on higher growth areas, realigned our management structure to create a more dynamic, agile organization, made investments to enhance the customer experience and leveraged new technology solutions that enabled us to modernize our service delivery model and more efficiently utilize our fleet, labor and real estate.
The implementation of Project Summit resulted in total operating expenditures ("Restructuring Charges") of approximately $450,000 that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs.
Restructuring Charges included in the accompanying Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, and from the inception of Project Summit through December 31, 2021, are as follows:

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2019	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Employee severance costs	$22,809	$47,349	$20,850	$91,008
Professional fees and other costs	183,617	147,047	27,747	358,411
Restructuring Charges	$206,426	$194,396	$48,597	$449,419
Restructuring Charges included in the accompanying Consolidated Statement of Operations by segment for the years ended December 31, 2021, 2020 and 2019, and from inception of Project Summit through December 31, 2021, are as follows:

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2019	FROM INCEPTION OF PROJECT SUMMIT THROUGH DECEMBER 31, 2021
Global RIM Business	$59,033	$67,140	$21,900	$148,073
Global Data Center Business	3,062	1,632	306	5,000
Corporate and Other Business	144,331	125,624	26,391	296,346
Restructuring Charges	$206,426	$194,396	$48,597	$449,419

IRON MOUNTAIN 2021 FORM 10-K	122

Part IV

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2021
(In thousands, except share and per share data)
13. PROJECT SUMMIT (CONTINUED)
A rollforward of the accrued Restructuring Charges, which is included as a component of Accrued expenses and other current liabilities in our Consolidated Balance Sheet from the inception of Project Summit through December 31, 2021 is as follows:

	EMPLOYEE SEVERANCE COSTS	PROFESSIONAL FEES AND OTHER	TOTAL ACCRUED RESTRUCTURING CHARGES
Inception of Project Summit	$—	$—	$—
Amounts accrued	20,850	27,747	48,597
Payments	(16,027)	(14,793)	(30,820)
Balance as of December 31, 2019	4,823	12,954	17,777
Amounts accrued	47,349	147,047	194,396
Payments	(32,455)	(136,222)	(168,677)
Other, including currency translation adjustments	(3,439)	(4)	(3,443)
Balance as of December 31, 2020	$16,278	$23,775	$40,053
Amounts accrued	22,809	183,617	206,426
Payments	(29,956)	(199,664)	(229,620)
Other, including currency translation adjustments	2,858	—	2,858
Balance as of December 31, 2021	$11,989	$7,728	$19,717
14. SUBSEQUENT EVENTS
On January 25, 2022, we acquired an approximately 80% interest in Intercept Parent, Inc. (“ITRenew”), a company with asset lifecycle management operations primarily in the United States, for approximately $725,000 (the “ITRenew Transaction”). The acquisition agreement also provides us the option to purchase, and the shareholders the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the ”Remaining Interest"), each at a purchase price to be determined based upon the achievement of certain performance metrics, but for no less than $200,000 in total.

123	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)
Schedule III - Schedule of Real Estate and Accumulated Depreciation (“Schedule III”) reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for land, land improvements, buildings, building improvements and racking. Schedule III does not reflect the 1,184 leased facilities in our real estate portfolio. In addition, Schedule III does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III below, to the sum of the historical book value of land, buildings and building improvements, racking and construction in progress as disclosed in Note 2.h. to Notes to Consolidated Financial Statements as of December 31, 2021:

Gross Amount of Real Estate Assets, As Reported on Schedule III	$4,129,251
Add Reconciling Items:
Book value of racking included in leased facilities(1)	1,483,435
Book value of financing leases(2)	385,238
Book value of construction in progress(3)	225,817
Total Reconciling Items	2,094,490
Gross Amount of Real Estate Assets, As Disclosed in Note 2.h.	$6,223,741
(1)Represents the gross book value of racking installed in our 1,184 leased facilities, which is included in historical book value of racking in Note 2.h., but excluded from Schedule III.
(2)Represents the gross book value of buildings and building improvements that are subject to financing leases, which are included in the historical book value of building and building improvements in Note 2.h., but excluded from Schedule III.
(3)Represents the gross book value of non-real estate assets that are included in the historical book value of construction in progress assets in Note 2.h. The historical book value of real estate assets associated with owned buildings that were related to construction in progress as of December 31, 2021 is included in Schedule III.
The following table presents a reconciliation of the accumulated depreciation of real estate assets, as presented in Schedule III below, to the total accumulated depreciation for all property, plant and equipment presented on our Consolidated Balance Sheet as of December 31, 2021:

Accumulated Depreciation of Real Estate Assets, As Reported on Schedule III	$1,160,490
Add Reconciling Items:
Accumulated Depreciation - non-real estate assets(1)	1,662,689
Accumulated Depreciation - racking in leased facilities(2)	1,032,075
Accumulated Depreciation - financing leases(3)	123,905
Total Reconciling Items	2,818,669
Accumulated Depreciation, As Reported on Consolidated Balance Sheet	$3,979,159
(1)Represents the accumulated depreciation of non-real estate assets that is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III as the assets to which this accumulated depreciation relates are not considered real estate assets associated with owned buildings.
(2)Represents the accumulated depreciation of racking as of December 31, 2021 installed in our 1,184 leased facilities, which is included in total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.
(3)Represents the accumulated depreciation of buildings and building improvements as of December 31, 2021 that are subject to financing leases, which is included in the total accumulated depreciation of property, plant and equipment on our Consolidated Balance Sheet, but excluded from Schedule III, as disclosed in Footnote 1 to Schedule III.

IRON MOUNTAIN 2021 FORM 10-K	124

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America
United States (Including Puerto Rico)
140 Oxmoor Ct, Birmingham, Alabama	1	$—	$1,322	$978	$2,300	$1,252	2001		Up to 40 years
1420 North Fiesta Blvd, Gilbert, Arizona	1	—	1,637	2,777	4,414	2,291	2001		Up to 40 years
4802 East Van Buren, Phoenix, Arizona	1	—	15,599	276,487	292,086	7,309	2019		Up to 40 years
615 North 48th Street, Phoenix, Arizona	1	—	423,107	28,176	451,283	59,325	2018	(5)	Up to 40 years
2955 S. 18th Place, Phoenix, Arizona	1	—	12,178	14,690	26,868	6,956	2007		Up to 40 years
4449 South 36th St, Phoenix, Arizona	1	—	7,305	1,059	8,364	5,355	2012		Up to 40 years
8521 E. Princess Drive, Scottsdale, Arizona	1	—	87,865	2,576	90,441	16,742	2018	(5)	Up to 40 years
600 Burning Tree Rd, Fullerton, California	1	—	4,762	1,911	6,673	3,212	2002		Up to 40 years
21063 Forbes St, Hayward, California	1	—	13,407	378	13,785	3,158	2019	(9)	Up to 40 years
1025 North Highland Ave, Los Angeles, California	1	—	10,168	27,117	37,285	16,371	1988		Up to 40 years
1010 - 1006 North Mansfield, Los Angeles, California	1	—	749	—	749	147	2014		Up to 40 years
1350 West Grand Ave, Oakland, California	1	—	15,172	7,606	22,778	15,728	1997		Up to 40 years
1760 North Saint Thomas Circle, Orange, California	1	—	4,576	510	5,086	2,098	2002		Up to 40 years
1915 South Grand Ave, Santa Ana, California	1	—	3,420	1,305	4,725	2,099	2001		Up to 40 years
2680 Sequoia Dr, South Gate, California	1	—	6,329	2,914	9,243	4,416	2002		Up to 40 years
336 Oyster Point Blvd, South San Francisco, California	1	—	15,100	233	15,333	2,717	2019	(9)	Up to 40 years
25250 South Schulte Rd, Tracy, California	1	—	3,049	1,785	4,834	2,379	2001		Up to 40 years
3576 N. Moline, Aurora, Colorado	1	—	1,583	4,492	6,075	2,239	2001		Up to 40 years
5151 E. 46th Ave, Denver, Colorado	1	—	6,312	724	7,036	1,974	2014		Up to 40 years

125	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico (continued)
11333 E 53rd Ave, Denver, Colorado	1	$—	$7,403	$10,348	$17,751	$10,571	2001	Up to 40 years
4300 Brighton Boulevard, Denver, Colorado	1	—	116,336	23,590	139,926	18,893	2017	Up to 40 years
20 Eastern Park Rd, East Hartford, Connecticut	1	—	7,417	1,905	9,322	6,549	2002	Up to 40 years
Kennedy Road, Windsor, Connecticut	2	—	10,447	32,111	42,558	23,522	2001	Up to 40 years
150-200 Todds Ln, Wilmington, Delaware	1	—	7,226	1,137	8,363	5,370	2002	Up to 40 years
13280 Vantage Way, Jacksonville, Florida	1	—	1,853	590	2,443	1,085	2001	Up to 40 years
12855 Starkey Rd, Largo, Florida	1	—	3,293	3,005	6,298	3,609	2001	Up to 40 years
7801 Riviera Blvd, Miramar, Florida	1	—	8,250	264	8,514	1,247	2017	Up to 40 years
10002 Satellite Blvd, Orlando, Florida	1	—	1,927	343	2,270	993	2001	Up to 40 years
3501 Electronics Way, West Palm Beach, Florida	1	—	4,201	13,933	18,134	8,252	2001	Up to 40 years
1890 MacArthur Blvd, Atlanta, Georgia	1	—	1,786	825	2,611	1,265	2002	Up to 40 years
3881 Old Gordon Rd, Atlanta, Georgia	1	—	1,185	899	2,084	955	2001	Up to 40 years
5319 Tulane Drive SW, Atlanta, Georgia	1	—	2,808	3,963	6,771	3,975	2002	Up to 40 years
6111 Live Oak Parkway, Norcross, Georgia	1	—	3,542	2,802	6,344	683	2017	Up to 40 years
3150 Nifda Dr, Smyrna, Georgia	1	—	463	779	1,242	795	1990	Up to 40 years
2425 South Halsted St, Chicago, Illinois	1	—	7,470	1,717	9,187	4,694	2006	Up to 40 years
1301 S. Rockwell St, Chicago, Illinois	1	—	7,947	20,032	27,979	17,288	1999	Up to 40 years
2604 West 13th St, Chicago, Illinois	1	$—	404	2,954	3,358	2,948	2001	Up to 40 years
2211 W. Pershing Rd, Chicago, Illinois	1	—	4,264	14,131	18,395	9,614	2001	Up to 40 years

IRON MOUNTAIN 2021 FORM 10-K	126

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
2255 Pratt Blvd, Elk Grove, Illinois	1	$—	$1,989	$3,930	$5,919	$1,847	2000		Up to 40 years
4175 Chandler Dr Opus No. Corp, Hanover Park, Illinois	1	—	22,048	2,909	24,957	11,051	2014		Up to 40 years
2600 Beverly Drive, Lincoln, Illinois	1	—	1,378	938	2,316	382	2015		Up to 40 years
6090 NE 14th Street, Des Moines, Iowa	1	—	622	511	1,133	478	2003		Up to 40 years
South 7th St, Louisville, Kentucky	4	—	709	14,664	15,373	6,482	Various		Up to 40 years
26 Parkway Drive (fka 133 Pleasant), Scarborough, Maine	1	—	8,337	528	8,865	3,620	2015	(9)	Up to 40 years
8928 McGaw Ct, Columbia, Maryland	1	—	2,198	6,529	8,727	4,220	1999		Up to 40 years
10641 Iron Bridge Rd, Jessup, Maryland	1	—	3,782	1,608	5,390	2,965	2000		Up to 40 years
96 High St, Billerica, Massachusetts	1	—	3,221	3,956	7,177	3,901	1998		Up to 40 years
120 Hampden St, Boston, Massachusetts	1	—	164	939	1,103	609	2002		Up to 40 years
32 George St, Boston, Massachusetts	1	—	1,820	5,442	7,262	5,754	1991		Up to 40 years
14500 Weston Pkwy, Cary, North Carolina	1	—	1,880	2,229	4,109	2,234	1999		Up to 40 years
3435 Sharps Lot Rd, Dighton, Massachusetts	1	—	1,911	797	2,708	2,175	1999		Up to 40 years
77 Constitution Boulevard, Franklin, Massachusetts	1	—	5,413	288	5,701	1,001	2014		Up to 40 years
Bearfoot Road, Northboro, Massachusetts	2	—	55,923	15,151	71,074	44,118	Various		Up to 40 years
6601 Sterling Dr South, Sterling Heights, Michigan	1	—	1,294	1,255	2,549	1,332	2002		Up to 40 years
31155 Wixom Rd, Wixom, Michigan	1	—	4,000	1,509	5,509	3,060	2001		Up to 40 years
3140 Ryder Trail South, Earth City, Missouri	1	—	3,072	3,429	6,501	2,765	2004		Up to 40 years
Leavenworth St/18th St, Omaha, Nebraska	2	—	2,924	18,489	21,413	8,555	Various		Up to 40 years

127	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
4105 North Lamb Blvd, Las Vegas, Nevada	1	$—	$3,430	$8,976	$12,406	$6,701	2002		Up to 40 years
17 Hydro Plant Rd, Milton, New Hampshire	1	—	6,179	4,499	10,678	7,269	2001		Up to 40 years
3003 Woodbridge Avenue, Edison, New Jersey	1	—	310,404	63,228	373,632	41,572	2018	(5)	Up to 40 years
811 Route 33, Freehold, New Jersey	3	—	38,697	59,867	98,564	59,006	Various		Up to 40 years
51-69 & 77-81 Court St, Newark, New Jersey	1	—	11,734	10,532	22,266	2,899	2015		Up to 40 years
560 Irvine Turner Blvd, Newark, New Jersey	1	—	9,522	2,875	12,397	1,350	2015		Up to 40 years
231 Johnson Ave, Newark, New Jersey	1	—	8,945	2,907	11,852	1,457	2015		Up to 40 years
650 Howard Avenue, Somerset, New Jersey	1	—	3,585	11,892	15,477	7,080	2006		Up to 40 years
100 Bailey Ave, Buffalo, New York	1	—	1,324	11,413	12,737	7,530	1998		Up to 40 years
64 Leone Ln, Chester, New York	1	—	5,086	1,450	6,536	3,740	2000		Up to 40 years
1368 County Rd 8, Farmington, New York	1	—	2,611	4,908	7,519	5,120	1998		Up to 40 years
County Rd 10, Linlithgo, New York	2	—	102	3,249	3,351	1,912	2001		Up to 40 years
37 Hurds Corner Road, Pawling, New York	1	—	4,323	1,371	5,694	2,673	2005		Up to 40 years
Ulster Ave/Route 9W, Port Ewen, New York	3	—	23,137	12,301	35,438	24,492	2001		Up to 40 years
Binnewater Rd, Rosendale, New York	2	—	5,142	11,992	17,134	8,301	Various		Up to 40 years
220 Wavel St, Syracuse, New York	1	—	2,929	2,765	5,694	3,270	1997		Up to 40 years
2235 Cessna Drive, Burlington, North Carolina	1	—	1,602	334	1,936	332	2015		Up to 40 years
826 Church Street, Morrisville, North Carolina	1	—	7,087	266	7,353	1,780	2017		Up to 40 years
1275 East 40th, Cleveland, Ohio	1	—	3,129	606	3,735	2,234	1999		Up to 40 years
7208 Euclid Avenue, Cleveland, Ohio	1	—	3,336	4,140	7,476	3,795	2001		Up to 40 years

IRON MOUNTAIN 2021 FORM 10-K	128

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
4260 Tuller Ridge Rd, Dublin, Ohio	1	$—	$1,030	$1,881	$2,911	$1,641	1999		Up to 40 years
3366 South Tech Boulevard, Miamisburg, Ohio	1	—	29,092	1,291	30,383	4,165	2018	(5)	Up to 40 years
7530 N. Leadbetter Road, Portland, Oregon	1	—	5,187	1,874	7,061	4,449	2002		Up to 40 years
Branchton Rd, Boyers, Pennsylvania	2	—	21,166	253,496	274,662	79,855	Various		Up to 40 years
800 Carpenters Crossings, Folcroft, Pennsylvania	1	—	2,457	1,055	3,512	2,257	2000		Up to 40 years
Las Flores Industrial Park, Rio Grande, Puerto Rico	1	—	4,185	3,598	7,783	4,971	2001		Up to 40 years
24 Snake Hill Road, Chepachet, Rhode Island	1	—	2,659	2,254	4,913	3,308	2001		Up to 40 years
1061 Carolina Pines Road, Columbia, South Carolina	1	—	11,776	2,413	14,189	4,189	2016	(9)	Up to 40 years
2301 Prosperity Way, Florence, South Carolina	1	—	2,846	1,287	4,133	1,625	2016	(9)	Up to 40 years
Mitchell Street, Knoxville, Tennessee	2	—	718	4,575	5,293	2,438	Various		Up to 40 years
6005 Dana Way, Nashville, Tennessee	2	—	1,827	3,671	5,498	2,290	2000		Up to 40 years
6600 Metropolis Drive, Austin, Texas	1	—	4,519	454	4,973	1,700	2011		Up to 40 years
Capital Parkway, Carrollton, Texas	3	—	8,299	759	9,058	2,958	2015	(9)	Up to 40 years
1800 Columbian Club Dr, Carrolton, Texas	1	—	19,673	1,746	21,419	10,709	2013		Up to 40 years
1905 John Connally Dr, Carrolton, Texas	1	—	2,174	868	3,042	1,555	2000		Up to 40 years
13425 Branchview Ln, Dallas, Texas	1	—	3,518	3,693	7,211	4,470	2001		Up to 40 years
1819 S. Lamar St, Dallas, Texas	1	—	3,215	1,768	4,983	2,828	2000		Up to 40 years
2000 Robotics Place Suite B, Fort Worth, Texas	1	—	5,328	3,068	8,396	3,378	2002		Up to 40 years
1202 Ave R, Grand Prairie, Texas	1	—	8,354	2,266	10,620	6,548	2003		Up to 40 years

129	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6203 Bingle Rd, Houston, Texas	1	$—	$3,188	$11,719	$14,907	$9,488	2001		Up to 40 years
3502 Bissonnet St, Houston, Texas	1	—	7,687	734	8,421	6,228	2002		Up to 40 years
2600 Center Street, Houston, Texas	1	—	2,840	2,619	5,459	2,857	2000		Up to 40 years
5707 Chimney Rock, Houston, Texas	1	—	1,032	1,211	2,243	1,198	2002		Up to 40 years
5249 Glenmont Ave, Houston, Texas	1	—	3,467	2,416	5,883	3,126	2000		Up to 40 years
15333 Hempstead Hwy, Houston, Texas	3	—	6,327	38,154	44,481	16,481	2004		Up to 40 years
5757 Royalton Dr, Houston, Texas	1	—	1,795	1,036	2,831	1,450	2000		Up to 40 years
9601 West Tidwell, Houston, Texas	1	—	1,680	2,408	4,088	1,533	2001		Up to 40 years
7800 Westpark, Houston, Texas	1	—	6,323	1,359	7,682	2,171	2015	(9)	Up to 40 years
1665 S. 5350 West, Salt Lake City, Utah	1	—	6,239	4,321	10,560	6,005	2002		Up to 40 years
11052 Lakeridge Pkwy, Ashland, Virginia	1	—	1,709	1,927	3,636	2,107	1999		Up to 40 years
2301 International Parkway, Fredericksburg, Virginia	1	—	20,980	194	21,174	7,023	2015	(7)	Up to 40 years
11660 Hayden Road, Manassas, Virginia	1	—	104,824	219,296	324,120	31,501	2020		Up to 40 years
4555 Progress Road, Norfolk, Virginia	1	—	6,527	1,903	8,430	3,767	2011		Up to 40 years
3725 Thirlane Rd. N.W., Roanoke, Virginia	1	—	2,577	287	2,864	1,337	2015	(9)	Up to 40 years
7700-7730 Southern Dr, Springfield, Virginia	1	—	14,167	2,830	16,997	10,053	2002		Up to 40 years
22445 Randolph Dr, Sterling, Virginia	1	—	7,598	4,450	12,048	6,643	2005		Up to 40 years
307 South 140th St, Burien, Washington	1	—	2,078	2,405	4,483	2,624	1999		Up to 40 years
8908 W. Hallett Rd, Cheney, Washington	1	—	510	4,281	4,791	2,434	1999		Up to 40 years

IRON MOUNTAIN 2021 FORM 10-K	130

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
United States (Including Puerto Rico) (continued)
6600 Hardeson Rd, Everett, Washington	1	$—	$5,399	$3,476	$8,875	$4,006	2002	Up to 40 years
1201 N. 96th St, Seattle, Washington	1	—	4,496	2,655	7,151	3,926	2001	Up to 40 years
4330 South Grove Road, Spokane, Washington	1	—	3,906	880	4,786	748	2015	Up to 40 years
12021 West Bluemound Road, Wauwatosa, Wisconsin	1	—	1,307	2,143	3,450	1,640	1999	Up to 40 years
	138	$—	$1,761,530	$1,420,439	$3,181,969	$850,818

131	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
North America (continued)
Canada
One Command Court, Bedford	1	$—	$3,847	$4,768	$8,615	$4,794	2000	Up to 40 years
195 Summerlea Road, Brampton	1	—	5,403	7,123	12,526	6,452	2000	Up to 40 years
10 Tilbury Court, Brampton	1	—	5,007	18,163	23,170	9,865	2000	Up to 40 years
8825 Northbrook Court, Burnaby	1	—	8,091	2,601	10,692	5,330	2001	Up to 40 years
8088 Glenwood Drive, Burnaby	1	—	4,326	7,502	11,828	5,549	2005	Up to 40 years
5811 26th Street S.E., Calgary	1	—	14,658	9,829	24,487	12,767	2000	Up to 40 years
3905-101 Street, Edmonton	1	—	2,020	1,067	3,087	1,786	2000	Up to 40 years
68 Grant Timmins Drive, Kingston	1	—	3,639	790	4,429	587	2016	Up to 40 years
3005 Boul. Jean-Baptiste Deschamps, Lachine	1	—	2,751	831	3,582	1,606	2000	Up to 40 years
1655 Fleetwood, Laval	1	—	8,196	20,519	28,715	14,996	2000	Up to 40 years
4005 Richelieu, Montreal	1	—	1,800	2,702	4,502	2,067	2000	Up to 40 years
1209 Algoma Rd, Ottawa	1	—	1,059	7,210	8,269	4,738	2000	Up to 40 years
1650 Comstock Rd, Ottawa	1	—	7,478	116	7,594	3,074	2017	Up to 40 years
235 Edson Street, Saskatoon	1	—	829	1,748	2,577	1,038	2008	Up to 40 years
640 Coronation Drive, Scarborough	1	—	1,853	1,370	3,223	1,496	2000	Up to 40 years
610 Sprucewood Ave, Windsor	1	—	1,243	742	1,985	869	2007	Up to 40 years
	16	$—	$72,200	$87,081	$159,281	$77,014
	154	$—	$1,833,730	$1,507,520	$3,341,250	$927,832

IRON MOUNTAIN 2021 FORM 10-K	132

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe
Gewerbeparkstr. 3, Vienna, Austria	1	$—	$6,542	$8,234	$14,776	$4,788	2010		Up to 40 years
Woluwelaan 147, Diegem, Belgium	1	—	2,541	6,410	8,951	4,922	2003		Up to 40 years
Stupničke Šipkovine 62, Zagreb, Croatia	1	—	1,408	1,517	2,925	221	2003		Up to 40 years
Kratitirion 9 Kokkinotrimithia Industrial District, Nicosia, Cyprus	1	—	3,136	2,723	5,859	807	2003		Up to 40 years
Karyatidon 1, Agios Sylas Industrial Area (3rd), Limassol, Cyprus	1	—	1,935	(23)	1,912	260	2018		Up to 40 years
G2-B, Engineering Square IDG Developer’s Area, 6th Oct City Giza, Egypt	1	—	8,984	224	9,208	86	2021	(7)	Up to 40 years
65 Egerton Road, Birmingham, England	1	—	6,980	2,169	9,149	5,451	2003		Up to 40 years
Otterham Quay Lane, Gillingham, England	9	—	7,418	3,762	11,180	5,951	2004		Up to 40 years
Kemble Industrial Park, Kemble, England	2	—	5,277	7,343	12,620	9,213	2003		Up to 40 years
Gayton Road, Kings Lynn, England	3	—	3,119	1,809	4,928	3,117	2003		Up to 40 years
17 Broadgate, Oldham, England	1	—	4,039	468	4,507	2,631	2008		Up to 40 years
Harpway Lane, Sopley, England	1	—	681	1,509	2,190	1,547	2004		Up to 40 years
Unit 1A Broadmoor Road, Swindom, England	1	—	2,636	555	3,191	1,405	2006		Up to 40 years
Jeumont-Schneider, Champagne Sur Seine, France	3	—	1,750	2,563	4,313	2,543	2003		Up to 40 years
Bat I-VII Rue de Osiers, Coignieres, France	4	—	21,318	(431)	20,887	6,003	2016	(4)	Up to 40 years
26 Rue de I Industrie, Fergersheim, France	1	—	1,322	(14)	1,308	367	2016	(4)	Up to 40 years
Bat A, B, C1, C2, C3 Rue Imperiale, Gue de Longroi, France	1	—	3,390	754	4,144	1,322	2016	(4)	Up to 40 years
Le Petit Courtin Site de Dois, Gueslin, Mingieres, France	1	—	14,141	(44)	14,097	2,876	2016	(4)	Up to 40 years
ZI des Sables, Morangis, France	1	—	12,407	15,637	28,044	20,016	2004		Up to 40 years

133	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Europe (continued)
45 Rue de Savoie, Manissieux, Saint Priest, France	$1	$—	$5,546	$(103)	$5,443	$1,201	2016	(4)	Up to 40 years
Heinrich Lanz Alee 47, Frankfurt, Germany	1	—	80,591	(2,079)	78,512	—	2021	(8)	Up to 40 years
Gutenbergstrabe 55, Hamburg, Germany	1	—	4,022	803	4,825	1,519	2016	(4)	Up to 40 years
Brommer Weg 1, Wipshausen, Germany	1	—	3,220	1,855	5,075	3,564	2006		Up to 40 years
Warehouse and Offices 4 Springhill, Cork, Ireland	1	—	9,040	2,666	11,706	5,555	2014		Up to 40 years
17 Crag Terrace, Dublin, Ireland	1	—	2,818	783	3,601	1,531	2001		Up to 40 years
Damastown Industrial Park, Dublin, Ireland	1	—	16,034	7,399	23,433	9,453	2012		Up to 40 years
Al Qastal, Amman, Jordan	1	—	1,431	463	1,894	40	2021	(7)	Up to 40 years
Vareseweg 130, Rotterdam, The Netherlands	1	—	1,357	1,049	2,406	1,804	2015	(9)	Up to 40 years
Howemoss Drive, Aberdeen, Scotland	2	—	6,970	6,008	12,978	5,878	Various		Up to 40 years
Traquair Road, Innerleithen, Scotland	1	—	113	2,235	2,348	1,305	2004		Up to 40 years
Nettlehill Road, Houston Industrial Estate, Livingston, Scotland	1	—	11,517	28,248	39,765	20,910	2001		Up to 40 years
Av Madrid s/n Poligono Industrial Matillas, Alcala de Henares, Spain	1	—	186	236	422	347	2014		Up to 40 years
Calle Bronce, 37, Chiloeches, Spain	1	—	11,011	3,696	14,707	3,814	2010		Up to 40 years
Ctra M.118 , Km.3 Parcela 3, Madrid, Spain	1	—	3,981	5,504	9,485	6,974	2001		Up to 40 years
Abanto Ciervava, Spain	2	—	1,053	(68)	985	483	Various		Up to 40 years
Plot No. S20704, Jebel Ali Free Zone Authority, United Arab Emirates	1	—	29,300	2,194	31,494	439	2021	(7)	Up to 40 years
	54	$—	$297,214	$116,054	$413,268	$138,343

IRON MOUNTAIN 2021 FORM 10-K	134

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Latin America
Amancio Alcorta 2396, Buenos Aires, Argentina	2	$—	$655	$872	$1,527	$410	Various		Up to 40 years
Azara 1245, Buenos Aires, Argentina	1	—	166	(164)	2	—	1998		Up to 40 years
Spegazzini, Ezeiza Buenos Aires, Argentina	1	—	12,773	(10,726)	2,047	497	2012		Up to 40 years
Av Ernest de Moraes 815, Bairro Fim do Campo, Jarinu Brazil	1	—	12,562	(5,091)	7,471	1,726	2016	(4)	Up to 40 years
Rua Peri 80, Jundiai, Brazil	1	—	8,894	(3,729)	5,165	1,297	2016	(4)	Up to 40 years
Francisco de Souza e Melo, Rio de Janerio, Brazil	3	—	1,868	7,056	8,924	3,310	Various		Up to 40 years
Hortolandia, Sao Paulo, Brazil	1		24,078	(5,747)	18,331	3,639
El Taqueral 99, Santiago, Chile	10	—	2,629	28,322	30,951	11,863	Various		Up to 40 years
Panamericana Norte 18900, Santiago, Chile	7	—	4,001	15,776	19,777	7,382	Various		Up to 40 years
Avenida Prolongacion del Colli 1104, Guadalajara, Mexico	1	—	374	1,291	1,665	1,131	2002		Up to 40 years
Privada Las Flores No. 25 (G3), Guadalajara, Mexico	1	—	905	1,160	2,065	1,049	2004		Up to 40 years
Tula KM Parque de Las, Huehuetoca, Mexico	2	—	19,937	(298)	19,639	4,468	2016	(4)	Up to 40 years
Carretera Pesqueria Km2.5(M3), Monterrey, Mexico	2	—	3,537	4,400	7,937	3,889	2004		Up to 40 years
Lote 2, Manzana A, (T2& T3), Toluca, Mexico	1	—	2,204	4,436	6,640	5,285	2002		Up to 40 years
Prolongacion de la Calle 7 (T4), Toluca, Mexico	1	—	7,544	14,524	22,068	7,970	2007		Up to 40 years
Panamericana Sur, KM 57.5, Lima, Peru	7	—	1,549	462	2,011	1,105	Various		Up to 40 years
Av. Elmer Faucett 3462, Lima, Peru	2	—	4,112	4,161	8,273	4,239	Various		Up to 40 years
Calle Los Claveles-Seccion 3, Lima, Peru	1	—	8,179	26,235	34,414	10,044	2010		Up to 40 years
	45	$—	$115,967	$82,940	$198,907	$69,304

135	IRON MOUNTAIN 2021 FORM 10-K

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)

(A)		(B)	(C)	(D)	(E)	(F)
REGION/COUNTRY/ STATE/CAMPUS ADDRESS	FACILITIES(1)	ENCUMBRANCES	INITIAL COST TO COMPANY(1)	COST CAPITALIZED SUBSEQUENT TO ACQUISITION(1)(2)	GROSS AMOUNT CARRIED AT CLOSE OF CURRENT PERIOD(1)(8)	ACCUMULATED DEPRECIATION AT CLOSE OF CURRENT PERIOD(1)(8)	DATE OF CONSTRUCTION OR ACQUIRED(3)		LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
Asia
Warehouse No 4, Shanghai, China	1	$—	$1,530	$881	$2,411	$567	2013		Up to 40 years
Jalan Karanggan Muda Raya No 59, Bogor Indonesia	1	—	7,897	5,142	13,039	2,999	2017		Up to 40 years
Jl. Amd Projakal KM 5.5 Rt 46, Kel. Graha Indah, Kec. Balikpapan Utara, Indonesia	1	—	125	—	125	5	2021		Up to 40 years
1 Serangoon North Avenue 6, Singapore	1	—	58,637	52,044	110,681	10,931	2018	(9)	Up to 40 years
2 Yung Ho Road, Singapore	1	—	10,395	1,780	12,175	2,884	2016	(4)	Up to 40 years
26 Chin Bee Drive, Singapore	1	—	15,699	2,655	18,354	2,279	2016	(4)	Up to 40 years
IC1 69 Moo 2, Soi Wat Namdaeng, Bangkok, Thailand	2	—	13,226	1,445	14,671	4,651	2016	(4)	Up to 40 years
	8	$—	$107,509	$63,947	$171,456	$24,316
Australia
8 Whitestone Drive, Austins Ferry, Australia	1	—	681	2,646	3,327	559	2012		Up to 40 years
6 Norwich Street, South Launceston, Australia	1	—	1,090	(47)	1,043	136	2015		Up to 40 years
	2	$—	$1,771	$2,599	$4,370	$695
Total	263	$—	$2,356,191	$1,773,060	$4,129,251	$1,160,490
(1)The above information only includes the real estate facilities that are owned. The gross cost includes the cost for land, land improvements, buildings, building improvements and racking. The listing does not reflect the 1,184 leased facilities in our real estate portfolio. In addition, the above information does not include any value for financing leases for property that is classified as land, buildings and building improvements in our consolidated financial statements.
(2)Amount includes cumulative impact of foreign currency translation fluctuations.
(3)Date of construction or acquired represents the date we constructed the facility or acquired the facility through purchase or acquisition.
(4)Property was acquired in connection with our acquisition of Recall Holdings Limited.
(5)Property was acquired in connection with our acquisition of IO Data Centers, LLC.
(6)Property was acquired in connection with our acquisition of Credit Suisse International and Credit Suisse AG.
(7)Property was acquired in connection with our acquisition of Information Fort, LLC.
(8)Property was acquired in connection with the Frankfurt data center acquisition.
(9)This date represents the date the categorization of the property was changed from a leased facility to an owned facility.

IRON MOUNTAIN 2021 FORM 10-K	136

Part IV

IRON MOUNTAIN INCORPORATED
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021
(Dollars in thousands)
(8)The following tables present the changes in gross carrying amount of real estate owned and accumulated depreciation for the years ended December 31, 2021 and 2020:

	YEAR ENDED DECEMBER 31,
GROSS CARRYING AMOUNT OF REAL ESTATE	2021	2020
Gross amount at beginning of period	$3,830,489	$3,856,515
Additions during period:
Acquisitions	120,307	—
Discretionary capital projects	386,752	157,239
Other adjustments(1)	—	66,978
Foreign currency translation fluctuations	(51,363)	10,198
	455,696	234,415
Deductions during period:
Cost of real estate sold, disposed or written-down	(119,154)	(178,869)
Other adjustments(2)	(37,780)	(81,572)
	(156,934)	(260,441)

Gross amount at end of period	$4,129,251	$3,830,489
(1)For the year ended December 31, 2020, this includes previously recorded construction in progress, not classified as owned real estate at December 31, 2019.
(2)For the years ended December 31, 2021 and 2020, this includes the cost of racking associated with the facilities sold as part of the sale-leaseback transactions.

	YEAR ENDED DECEMBER 31,
ACCUMULATED DEPRECIATION	2021	2020
Gross amount of accumulated depreciation at beginning of period	$1,097,616	$1,072,013
Additions during period:
Depreciation	147,134	123,447
Foreign currency translation fluctuations	(15,135)	8,590
	131,999	132,037
Deductions during period:
Amount of accumulated depreciation for real estate assets sold, disposed or written-down	(41,376)	(54,978)
Other adjustments(1)	(27,749)	(51,456)
	(69,125)	(106,434)

Gross amount of end of period	$1,160,490	$1,097,616
(1)For the years ended December 31, 2021 and 2020, this includes the accumulated depreciation of racking associated with the facilities sold as part of the sale-leaseback transactions.
The aggregate cost of our real estate assets for federal tax purposes at December 31, 2021 was approximately $3,910,000.
ITEM 16.     FORM 10-K SUMMARY.
Not applicable.

137	IRON MOUNTAIN 2021 FORM 10-K

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

3.2	Certificate of Merger, filed by the Company, effective as of January 20, 2015. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)
3.3	Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17,2021)
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

4.9
Senior Indenture, dated as of December 28, 2021, among the Issuer, the Company, the Subsidiary Guarantors named therein and Computershare Trust Company, N.A. as trustee, relating to the 5.00% Senior Notes due 2032. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 2021.)

4.10
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 21, 2015.)

4.11	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
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

10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain /DE’s Current Report on Form 8‑K dated April 16, 1999.)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2002.)
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2008.)
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2008.)

IRON MOUNTAIN 2021 FORM 10-K	138

Part IV

EXHIBIT	ITEM
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 9, 2010.)
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)
10.11
Iron Mountain Incorporated 2013 Employee Stock Purchase Plan. (#) (Incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders, filed with the SEC on April 24, 2013.)

10.12	First Amendment to the Iron Mountain Incorporated 2013 Employee Stock Purchase Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2021.)
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

10.16	Third Amendment to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2021.)
10.17
Form of Iron Mountain Incorporated Amended and Restated Non‑Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)

10.18	Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004.)
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

10.32	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Filed herewith.)
10.33
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.)

10.34
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

139	IRON MOUNTAIN 2021 FORM 10-K

Part IV

EXHIBIT	ITEM
10.35
Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.36
Form of Stock Option Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.37	Form of Stock Option Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Filed herewith.)
10.38
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 1). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.39
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 2). (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.40
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 3). (#) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.41
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 4). (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.42	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2014 Stock and Cash Incentive Plan (version 5). (#) (Filed herewith.)
10.43
Change in Control Agreement, dated September 8, 2008, between the Company and Ernest W. Cloutier. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

10.44	Employment Offer Letter, dated November 30, 2012, from the Company to William L. Meaney. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.45
Contract of Employment with Iron Mountain, between Patrick Keddy and Iron Mountain (UK) Ltd., effective as of April 2, 2015. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.)

10.46	Ernest Cloutier Secondment Letter, dated March 27, 2017. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.)
10.47	Ernest Cloutier Separation Agreement, dated August 6, 2021. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)
10.48	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.49	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2007.)
10.50	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K, dated March 13, 2012.)
10.51	Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.)
10.52	First Amendment to Amended and Restated Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.)
10.53	Second Amendment to The Iron Mountain Companies Severance Plan Severance Program No. 1. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 19, 2014.)
10.54	Severance Program No. 2. (#) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 3, 2012.)
10.55
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

10.56
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

10.57
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

IRON MOUNTAIN 2021 FORM 10-K	140

Part IV

EXHIBIT	ITEM
10.58
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

10.59
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

10.60
Fifth Amendment, dated as of December 12, 2021, to Credit Agreement, dated as of June 27, 2011, as amended and restated, among the Company, Iron Mountain Information Management, LLC, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to the Company's Current Report on Form 8-K dated December 16, 2021.)

10.61
Incremental Term Loan Activation Notice, dated as of March 22, 2018, among Iron Mountain Information Management, LLC and the lenders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

141	IRON MOUNTAIN 2021 FORM 10-K

Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES
Daniel Borges Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Dated: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ WILLIAM L. MEANEY	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
William L. Meaney

/s/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Barry A. Hytinen

/s/ DANIEL BORGES	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Daniel Borges

/s/ JENNIFER M. ALLERTON	Director	February 24, 2022
Jennifer M. Allerton

/s/ PAMELA M. ARWAY	Director	February 24, 2022
Pamela M. Arway

/s/ CLARKE H. BAILEY	Director	February 24, 2022
Clarke H. Bailey

/s/ KENT P. DAUTEN	Director	February 24, 2022
Kent P. Dauten

/s/ MONTE E. FORD	Director	February 24, 2022
Monte E. Ford

/s/ ROBIN L. MATLOCK	Director	February 24, 2022
Robin L. Matlock

IRON MOUNTAIN 2021 FORM 10-K	142

Part IV

NAME	TITLE	DATE

/s/ WENDY J. MURDOCK	Director	February 24, 2022
Wendy J. Murdock

/s/ WALTER C. RAKOWICH	Director	February 24, 2022
Walter. C. Rakowich

/s/ DOYLE R. SIMONS	Director	February 24, 2022
Doyle R. Simons

/s/ ALFRED J. VERRECCHIA	Director	February 24, 2022
Alfred J. Verrecchia

143	IRON MOUNTAIN 2021 FORM 10-K