Form 10-Q
period 2022-03-31
IRON MOUNTAIN INC
filed 2022-04-28
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2022, the registrant had 290,561,538 outstanding shares of common stock, $.01 par value.

IRON MOUNTAIN INCORPORATED
2022 FORM 10-Q QUARTERLY REPORT

PART I—FINANCIAL INFORMATION

1	ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	2	Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021
	3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021
	4	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021
	5	Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2022 and 2021
	6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021
	7	Notes to Condensed Consolidated Financial Statements
26	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
45	ITEM 4.	Controls and Procedures

PART II—OTHER INFORMATION
47	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
47	ITEM 6.	Exhibits
48	Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	1

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$195,660	$255,828
Accounts receivable (less allowances of $61,167 and $62,009 as of March 31, 2022 and December 31, 2021, respectively)	1,063,723	961,419
Prepaid expenses and other	268,312	224,020
Total Current Assets	1,527,695	1,441,267
Property, Plant and Equipment:
Property, plant and equipment	8,748,937	8,647,303
Less—Accumulated depreciation	(4,078,290)	(3,979,159)
Property, Plant and Equipment, Net	4,670,647	4,668,144
Other Assets, Net:
Goodwill	5,023,691	4,463,531
Customer and supplier relationships and other intangible assets	1,581,429	1,181,043
Operating lease right-of-use assets	2,343,627	2,314,422
Other	480,887	381,624
Total Other Assets, Net	9,429,634	8,340,620
Total Assets	$15,627,976	$14,450,031
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$91,180	$309,428
Accounts payable	424,064	369,145
Accrued expenses and other current liabilities (includes current portion of operating lease liabilities)	883,323	1,032,537
Deferred revenue	301,965	307,470
Total Current Liabilities	1,700,532	2,018,580
Long-term Debt, net of current portion	10,143,011	8,962,513
Long-term Operating Lease Liabilities, net of current portion	2,196,846	2,171,472
Other Long-term Liabilities	407,826	144,053
Deferred Income Taxes	347,562	223,934
Commitments and Contingencies
Redeemable Noncontrolling Interests	73,428	72,411
Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 290,550,440 and 289,757,061 shares as of March 31, 2022 and December 31, 2021, respectively)	2,906	2,898
Additional paid-in capital	4,409,051	4,412,553
(Distributions in excess of earnings) Earnings in excess of distributions	(3,359,876)	(3,221,152)
Accumulated other comprehensive items, net	(294,358)	(338,347)
Total Iron Mountain Incorporated Stockholders' Equity	757,723	855,952
Noncontrolling Interests	1,048	1,116
Total Equity	758,771	857,068
Total Liabilities and Equity	$15,627,976	$14,450,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenues:
Storage rental	$751,070	$708,056
Service	496,976	373,984
Total Revenues	1,248,046	1,082,040
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	546,622	451,909
Selling, general and administrative	280,723	258,723
Depreciation and amortization	183,615	165,642
Acquisition and Integration Costs	15,661	—
Restructuring Charges	—	39,811
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(705)	(4,451)
Total Operating Expenses	1,025,916	911,634
Operating Income (Loss)	222,130	170,406
Interest Expense, Net (includes Interest Income of $1,648 and $2,571 for the three months ended March 31, 2022 and 2021, respectively)	114,442	104,422
Other Expense (Income), Net	55,901	4,713
Net Income (Loss) Before Provision (Benefit) for Income Taxes	51,787	61,271
Provision (Benefit) for Income Taxes	10,080	14,640
Net Income (Loss)	41,707	46,631
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(592)	1,028
Net Income (Loss) Attributable to Iron Mountain Incorporated	$42,299	$45,603
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.15	$0.16
Diluted	$0.14	$0.16
Weighted Average Common Shares Outstanding—Basic	290,328	288,756
Weighted Average Common Shares Outstanding—Diluted	291,846	289,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	3

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net Income (Loss)	$41,707	$46,631
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	27,453	(66,355)
Change in Fair Value of Derivative Instruments	16,766	15,206
Total Other Comprehensive Income (Loss)	44,219	(51,149)
Comprehensive Income (Loss)	85,926	(4,518)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(362)	897
Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$86,288	$(5,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2021	$857,068	289,757,061	$2,898	$4,412,553	$(3,221,152)	$(338,347)	$1,116	$72,411
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	(1,502)	793,379	8	(1,510)	—	—	—	—
Change in equity related to redeemable noncontrolling interests	(1,992)	—	—	(1,992)	—	—	—	1,992
Parent cash dividends declared	(181,023)	—	—	—	(181,023)	—	—	—
Foreign currency translation adjustment	27,155	—	—	—	—	27,223	(68)	298
Change in fair value of derivative instruments	16,766	—	—	—	—	16,766	—	—
Net income (loss)	42,299	—	—	—	42,299	—	—	(592)
Noncontrolling interests dividends	—	—	—	—	—	—	—	(681)
Balance, March 31, 2022	$758,771	290,550,440	$2,906	$4,409,051	$(3,359,876)	$(294,358)	$1,048	$73,428

THREE MONTHS ENDED MARCH 31, 2021
		IRON MOUNTAIN INCORPORATED STOCKHOLDERS' EQUITY
		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	(DISTRIBUTIONS IN EXCESS OF EARNINGS) EARNINGS IN EXCESS OF DISTRIBUTIONS	ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET	NONCONTROLLING INTERESTS	REDEEMABLE NONCONTROLLING INTERESTS
	TOTAL	SHARES	AMOUNTS
Balance, December 31, 2020	$1,136,729	288,273,049	$2,883	$4,340,078	$(2,950,339)	$(255,893)	$—	$59,805
Issuance and net settlement of shares under employee stock purchase plan and option plans and stock-based compensation	6,398	454,698	5	6,393	—	—	—	—
Change in equity related to redeemable noncontrolling interests	680	—	—	680	—	—	—	(680)
Parent cash dividends declared	(178,685)	—	—	—	(178,685)	—	—	—
Foreign currency translation adjustment	(66,224)	—	—	—	—	(66,224)	—	(131)
Change in fair value of derivative instruments	15,206	—	—	—	—	15,206	—	—
Net income (loss)	45,603	—	—	—	45,603	—	—	1,028
Noncontrolling interests equity contributions	—	—	—	—	—	—	—	2,200
Noncontrolling interests dividends	—	—	—	—	—	—	—	(621)
Balance, March 30, 2021	$959,707	288,727,747	$2,888	$4,347,151	$(3,083,421)	$(306,911)	$—	$61,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	5

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$41,707	$46,631
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	120,393	114,449
Amortization (includes amortization of deferred financing costs and discounts of $4,389 and $4,127 for the three months ended March 31, 2022 and 2021, respectively)	67,611	55,320
Revenue reduction associated with amortization of customer inducements and above- and below-market leases	1,860	2,263
Stock-based compensation expense	11,341	10,953
Benefit (provision) for deferred income taxes	(10,142)	(6,315)
Loss on early extinguishment of debt	671	—
(Gain) loss on disposal/write-down of property, plant and equipment, net	(705)	(4,451)
Loss associated with OSG deconsolidation	105,825	—
Gain associated with Clutter Transaction	(35,821)	—
Foreign currency transactions and other, net	(7,219)	9,220
(Increase) decrease in assets	(105,321)	(22,154)
(Decrease) increase in liabilities	(135,694)	(137,087)
Cash Flows from Operating Activities	54,506	68,829
Cash Flows from Investing Activities:
Capital expenditures	(161,050)	(145,528)
Cash paid for acquisitions, net of cash acquired	(717,907)	—
Acquisition of customer relationships	—	(874)
Customer inducements	(1,913)	(1,457)
Contract fulfillment costs	(14,237)	(16,719)
Investments in joint ventures and other investments	—	(6,500)
Proceeds from sales of property and equipment and other, net	5,353	12,448
Cash Flows from Investing Activities	(889,754)	(158,630)
Cash Flows from Financing Activities:
Repayment of revolving credit facility, term loan facilities and other debt	(2,278,884)	(415,030)
Proceeds from revolving credit facility, term loan facilities and other debt	3,254,197	625,689
Debt repayment and equity distribution to noncontrolling interests	(681)	(621)
Parent cash dividends	(184,361)	(180,992)
Net (payments) proceeds associated with employee stock-based awards	(12,843)	(4,556)
Other, net	(5,875)	5,000
Cash Flows from Financing Activities	771,553	29,490
Effect of Exchange Rates on Cash and Cash Equivalents	3,527	(5,808)
(Decrease) increase in Cash and Cash Equivalents	(60,168)	(66,119)
Cash and Cash Equivalents, Beginning of Period	255,828	205,063
Cash and Cash Equivalents, End of Period	$195,660	$138,944
Supplemental Information:
Cash Paid for Interest	$179,079	$185,558
Cash Paid for Income Taxes, Net	$19,277	$20,847
Non-Cash Investing and Financing Activities:
Financing Leases	$5,190	$4,976
Accrued Capital Expenditures	$78,466	$59,490
Deferred Purchase Obligation and Other	$276,300	$—
Dividends Payable	$187,220	$185,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

6	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

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
The Condensed Consolidated Financial Statements and Notes thereto, which are included herein, should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 (our “Annual Report”).
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
B. ACCOUNTS RECEIVABLE
We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. The rollforward of the allowance for doubtful accounts and credit memo reserves for the three months ended March 31, 2022 is as follows:

Balance as of December 31, 2021	$62,009
Credit memos charged to revenue	12,352
Allowance for bad debts charged to expense	6,699
Deductions and other(1)	(19,893)
Balance as of March 31, 2022	$61,167
(1)Primarily consists of the issuance of credit memos, the write-off of accounts receivable, allowances associated with businesses acquired and the impact associated with currency translation adjustments.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	7

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. INVENTORY
Inventories are stated at the lower of cost or net realizable value, based on a first-in, first-out methodology. Our inventory primarily consists of information technology-related assets including memory, central processing units, hard drives, adaptors and networking. All of our inventory is considered finished goods. Inventory is included as a component of Prepaid expenses and other in our Condensed Consolidated Balance Sheets. At March 31, 2022, we have inventory of approximately $24,900, net of related reserves for obsolete, excess and slow-moving inventory, which was acquired as part of the ITRenew Transaction (as defined in Note 3). We had no inventory at December 31, 2021.
D. LEASES
We lease facilities for certain warehouses, data centers and office space. We also have land leases, including those on which certain facilities are located. Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021 are as follows:

DESCRIPTION	MARCH 31, 2022	DECEMBER 31, 2021
Assets:
Operating lease right-of-use assets	$2,343,627	$2,314,422
Financing lease right-of-use assets, net of accumulated depreciation(1)	284,468	298,049
Liabilities:
Current
Operating lease liabilities	$265,186	$259,957
Financing lease liabilities(1)	39,397	41,168
Long-term
Operating lease liabilities	$2,196,846	$2,171,472
Financing lease liabilities(1)	301,603	315,561
(1)Financing lease right-of-use assets, current financing lease liabilities and long-term financing lease liabilities are included within Property, Plant and Equipment, Net, Current portion of long-term debt and Long-term Debt, net of current portion, respectively, within our Condensed Consolidated Balance Sheets.
The components of the lease expense for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2022	2021
Operating lease cost(1)	$143,530	$132,675
Financing lease cost:
Depreciation of financing lease right-of-use assets	$11,454	$12,648
Interest expense for financing lease liabilities	4,678	4,975
(1)Operating lease cost, the majority of which is included in Cost of sales, includes variable lease costs of $30,508 and $28,368 for the three months ended March 31, 2022 and 2021, respectively.

8	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other information: Supplemental cash flow information relating to our leases for the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
CASH PAID FOR AMOUNTS INCLUDED IN MEASUREMENT OF LEASE LIABILITIES:	2022	2021
Operating cash flows used in operating leases	$101,605	$93,645
Operating cash flows used in financing leases (interest)	4,678	4,975
Financing cash flows used in financing leases	10,362	12,441
NON-CASH ITEMS:
Operating lease modifications and reassessments	$23,767	$31,994
New operating leases (including acquisitions and sale-leaseback transactions)	125,902	48,200
E. GOODWILL
Our reporting units as of December 31, 2021 are described in detail in Note 2.k. to Notes to Consolidated Financial Statements included in our Annual Report. The goodwill associated with acquisitions completed during the first three months of 2022 (as described in Note 3) has been incorporated into our reporting units as they existed as of December 31, 2021.
The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2022 are as follows:

	GLOBAL RIM BUSINESS	GLOBAL DATA CENTER BUSINESS	CORPORATE AND OTHER BUSINESS	TOTAL CONSOLIDATED
Goodwill balance, net of accumulated amortization as of December 31, 2021	$3,976,261	$426,074	$61,196	$4,463,531
Non-tax deductible goodwill acquired during the period	978	—	580,150	581,128
Fair value and other adjustments(1)	(16,993)	—	—	(16,993)
Currency effects	(672)	(2,702)	(601)	(3,975)
Goodwill balance, net accumulated amortization as of March 31, 2022	$3,959,574	$423,372	$640,745	$5,023,691
Accumulated goodwill impairment balance as of March 31, 2022	$132,409	$—	$26,011	$158,420
(1) This amount represents an adjustment to goodwill as a result of the deconsolidation of certain businesses, as described in Note 2.k.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	9

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F. FAIR VALUE MEASUREMENTS
The assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 and December 31, 2021 are as follows:

		FAIR VALUE MEASUREMENTS AT MARCH 31, 2022 USING
DESCRIPTION	TOTAL CARRYING VALUE AT MARCH 31, 2022	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$28,718	$—	$28,718	$—
Time Deposits	3,167	—	3,167	—
Trading Securities	10,442	10,355	87	—
Derivative Assets	19,443	—	19,443	—
Deferred Purchase Obligation (as defined in Note 3)	275,100	—	—	275,100

		FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING
DESCRIPTION	TOTAL CARRYING VALUE AT DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Money Market Funds	$101,022	$—	$101,022	$—
Time Deposits	2,238	—	2,238	—
Trading Securities	11,147	11,062	85	—
Derivative Assets	11,021	—	11,021	—
Derivative Liabilities	8,344	—	8,344	—
There were no material items that are measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021, other than (i) those disclosed in Note 2.o. to Notes to Consolidated Financial Statements included in our Annual Report, (ii) assets acquired and liabilities assumed through the ITRenew Transaction (as defined and described in Note 3), (iii) our investment in the Clutter JV (as defined in Note 4), and (iv) the fair value of our retained investment of our deconsolidated businesses (as described in Note 2.k.), all of which are based on Level 3 inputs. The fair value of the Deferred Purchase Obligation associated with the ITRenew Transaction was determined utilizing a Monte-Carlo model and takes into account our current forecasted projections as it relates to the underlying performance of the business.

10	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G. ACCUMULATED OTHER COMPREHENSIVE ITEMS, NET
The changes in accumulated other comprehensive items, net for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31, 2022			THREE MONTHS ENDED MARCH 31, 2021
	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL	FOREIGN CURRENCY TRANSLATION AND OTHER ADJUSTMENTS	CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	TOTAL
Beginning of Period	$(341,024)	$2,677	$(338,347)	$(206,190)	$(49,703)	$(255,893)
Other comprehensive (loss) income):
Foreign currency translation and other adjustments	27,223	—	27,223	(66,224)	—	(66,224)
Change in fair value of derivative instruments	—	16,766	16,766	—	15,206	15,206
Total other comprehensive (loss) income	27,223	16,766	43,989	(66,224)	15,206	(51,018)
End of Period	$(313,801)	$19,443	$(294,358)	$(272,414)	$(34,497)	$(306,911)

H. REVENUES
The costs associated with the initial movement of customer records into physical storage and certain commissions are considered costs to obtain or fulfill customer contracts (collectively, “Contract Fulfillment Costs”). Contract Fulfillment Costs as of March 31, 2022 and December 31, 2021 are as follows:

	MARCH 31, 2022			DECEMBER 31, 2021
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Intake Costs asset	$71,731	$(45,432)	$26,299	$71,336	$(42,678)	$28,658
Commissions asset	121,501	(54,356)	67,145	114,791	(50,553)	64,238
Deferred revenue liabilities are reflected in our Condensed Consolidated Balance Sheets as follows:

DESCRIPTION	LOCATION IN BALANCE SHEET	MARCH 31, 2022	DECEMBER 31, 2021
Deferred revenue - Current	Deferred revenue	$301,965	$307,470
Deferred revenue - Long-term	Other Long-term Liabilities	31,532	33,691
DATA CENTER LESSOR CONSIDERATIONS
Our Global Data Center Business features storage rental provided to customers at contractually specified rates over a fixed contractual period, which are accounted for in accordance with Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”), Leases, as amended. Storage rental revenue, including revenue associated with power and connectivity, associated with our Global Data Center Business for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Storage rental revenue(1)	$87,451	$67,157
(1)Revenue associated with power and connectivity included within storage rental revenue was $28,318 and $13,133 for the three months ended March 31, 2022 and 2021, respectively.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	11

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I. STOCK-BASED COMPENSATION
Our stock-based compensation expense includes the cost of stock options, restricted stock units (“RSUs”), performance units (“PUs”) and shares of stock issued under our employee stock purchase plan (“ESPP”) (together, the “Employee Stock-Based Awards”).
2022 RETIREMENT ELIGIBLE CRITERIA
For our Employee Stock-Based Awards made on or after March 1, 2022, we have included the following retirement provision:
•Upon an award recipient's retirement on or after attaining age 55 with at least five years of service, if the sum of (i) the award recipient’s age at retirement and (ii) the award recipient’s years of service with us totals at least 65, the award recipient is entitled to continued vesting of any outstanding Employee Stock-Based Awards, provided that their retirement occurs on or after a minimum of six months from the grant date (the “Retirement Criteria”).
•Accordingly, (i) grants of Employee Stock-Based Awards to an employee who has met the Retirement Criteria on or before the date of grant, or will meet the Retirement Criteria before the six month anniversary in the year of the grant, will be expensed over six months from the date of grant and (ii) grants of Employee Stock-Based Awards to employees who will meet the Retirement Criteria during the award’s normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the Retirement Criteria.
•Stock options and RSUs granted to award recipients who meet the Retirement Criteria will be delivered to the award recipient based upon the original vesting schedule. If an award recipient retires and has met the Retirement Criteria, stock options will remain exercisable until the original expiration date of the stock options. PUs granted to award recipients who meet the Retirement Criteria will be delivered in accordance with the original vesting schedule of the applicable PU award and remain subject to the same performance conditions.
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Employee Stock-Based Awards for the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Stock-based compensation expense	$11,341	$10,953
As of March 31, 2022, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards is $85,449.
RESTRICTED STOCK UNITS AND PERFORMANCE UNITS
The fair value of RSUs and earned PUs that vested during the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Fair value of RSUs vested	$18,415	$19,861
Fair value of earned PUs that vested	4,346	5,591
J. ACQUISITION AND INTEGRATION COSTS
Acquisition and integration costs represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, “Acquisition and Integration Costs”). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships. Total Acquisition and Integration Costs for the three months ended March 31, 2022 and 2021 is $15,661 and $0, respectively.

12	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K. OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net for the three months ended March 31, 2022 and 2021 consists of the following:

	THREE MONTHS ENDED MARCH 31,
DESCRIPTION	2022	2021
Foreign currency transaction (gains) losses, net	$(13,201)	$2,314
Debt extinguishment expense	671	—
Other, net(1)	68,431	2,399
Other Expense (Income), Net	$55,901	$4,713
(1)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105,800 associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. The loss was partially offset by a gain of approximately $35,800 associated with the Clutter Transaction (as defined in Note 4).
L. INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year.
Our effective tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2022(1)	2021(2)
Effective Tax Rate	19.5%	23.9%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2022 were the benefits derived from the dividends paid deduction, the differences in the tax rates to which our foreign earnings are subject, and a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries (“TRS”) of approximately $9,900 as a result of the ITRenew Transaction.
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2021 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates to which our foreign earnings are subject.
M. INCOME (LOSS) PER SHARE—BASIC AND DILUTED
The calculation of basic and diluted income (loss) per share for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net Income (Loss)	$41,707	$46,631
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(592)	1,028
Net Income (Loss) Attributable to Iron Mountain Incorporated (utilized in numerator of Earnings Per Share calculation)	$42,299	$45,603
Weighted-average shares—basic	290,328,000	288,756,000
Effect of dilutive potential stock options	995,625	56,437
Effect of dilutive potential RSUs and PUs	521,977	715,850
Weighted-average shares—diluted	291,845,602	289,528,287
Net Income (Loss) Per Share Attributable to Iron Mountain Incorporated:
Basic	$0.15	$0.16
Diluted	$0.14	$0.16
Antidilutive stock options, RSUs and PUs, excluded from the calculation	755,580	4,708,068

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	13

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS
In order to expand our asset lifecyle management (“ALM”) operations, on January 25, 2022, we acquired an approximately 80% interest in Intercept Parent, Inc. (“ITRenew”), at an agreed upon purchase price of $725,000, subject to certain working capital adjustments at, and subsequent to, the closing (the “ITRenew Transaction”). At closing, we paid $748,846 and acquired $30,720 of cash on hand, for a net purchase price of $718,126 for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the “Remaining Interests”). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200,000 and no more than $531,000 (the “Deferred Purchase Obligation”). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our current fair value estimate of the Deferred Purchase Obligation of $275,100. From January 25, 2022, we will consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at March 31, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other expense (income), net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid. ITRenew is presented as a component of our Corporate and Other Business segment and primarily operates in the United States.

14	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
3. ACQUISITIONS (CONTINUED)
PRELIMINARY PURCHASE PRICE ALLOCATION
A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for all of our 2022 acquisitions through March 31, 2022 is as follows:

THREE MONTHS ENDED MARCH 31, 2022
Cash Paid (gross of cash acquired)(1)	$748,846
Deferred Purchase Obligation and Other(2)	276,300
Total Consideration	1,025,146
Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	30,720
Accounts Receivable, Prepaid Expenses and Other Assets	71,892
Property, Plant and Equipment	7,600
Customer and Supplier Relationship Intangible Assets(3)	488,080
Other Intangible Assets(3)	47,300
Operating Lease Right-of-Use Assets	30,395
Accounts Payable, Accrued Expenses and Other Liabilities	(60,014)
Operating Lease Liabilities	(30,395)
Deferred Income Taxes	(141,560)
Total Fair Value of Identifiable Net Assets Acquired	444,018
Goodwill Initially Recorded(4)	$581,128
(1)Cash paid for acquisitions, net of cash acquired in our Condensed Consolidated Statement of Cash Flows includes contingent and other payments received of $219 for the three months ended March 31, 2022 related to acquisitions made in the years prior to 2022.
(2)At March 31, 2022, we included approximately $275,100 in Other long-term liabilities related to the fair value estimate of the Deferred Purchase Obligation for the Remaining Interests. Deferred Purchase Obligation and Other also includes approximately $1,200 of purchase price associated with the acquisition of a records and information management business completed in 2022.
(3)The preliminary weighted average life of the intangible assets associated with the ITRenew Transaction is approximately 11 years.
(4)Goodwill is primarily attributable to the assembled workforce, expanded market opportunities and costs and other operating synergies anticipated upon the integration of the operations of us and the acquired businesses.
The preliminary purchase price allocations that are not finalized as of March 31, 2022 relate to the final assessment of the fair values of intangible assets (primarily customer and supplier relationship intangible assets) and property, plant and equipment associated with the acquisitions we closed in 2022. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, but no later than the one year measurement period, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended March 31, 2022 were not material to our results from operations.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	15

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
4. INVESTMENTS
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the “MakeSpace JV”) entered into an agreement with Clutter, Inc. (“Clutter”) pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the “Clutter JV”). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the “Clutter Transaction”). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35,800, which was recorded to Other, net, a component of Other expense (income), net.
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at March 31, 2022 and December 31, 2021 are as follows:

	MARCH 31, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with Web Werks India Private Limited	$51,258	38.50%	$51,140	38.50%
Joint venture with AGC Equity Partners (the “Frankfurt JV”)	26,472	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	66,625	26.76%	—	—%
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments we are party to include: (i) interest rate swap agreements (which are designated as cash flow hedges) and (ii) cross-currency swap agreements (which are designated as net investment hedges).
INTEREST RATE SWAP AGREEMENTS DESIGNATED AS CASH FLOW HEDGES
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2022, we had $350,000 in notional value of interest rate swap agreements outstanding, which expire in March 2024. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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

16	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

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
Assets (liabilities) recognized in our Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, by derivative instrument, are as follows:

DERIVATIVE INSTRUMENTS(1)	MARCH 31, 2022	DECEMBER 31, 2021
Cash Flow Hedges(2)
Interest Rate Swap Agreements	$3,790	$(7,680)
Net Investment Hedges(3)
August 2023 Cross-Currency Swap Agreements	$219	$(664)
February 2026 Cross-Currency Swap Agreements	15,434	11,021
(1)Our derivative assets are included as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets and our derivative liabilities are included as a component of (i) Accrued expenses and other current liabilities or (ii) Other long-term liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2022, $19,443 is included within Other assets. As of December 31, 2021, $11,021 is included within Other assets, $2,082 is included within Accrued expense and other current liabilities and $6,262 is included within Other long-term liabilities.
(2)As of March 31, 2022, cumulative net gains of $3,790 are recorded within Accumulated other comprehensive items, net associated with these interest rate swap agreements.
(3)As of March 31, 2022, cumulative net gains of $15,653 are recorded within Accumulated other comprehensive items, net associated with these cross-currency swap agreements.
Unrealized gains (losses) recognized during the three months ended March 31, 2022 and 2021, by derivative instrument, are as follows:

	THREE MONTHS ENDED MARCH 31,
DERIVATIVE INSTRUMENTS(1)	2022	2021
Cash Flow Hedges
Interest Rate Swap Agreements	$11,470	$4,201
Net Investment Hedges
August 2023 Cross-Currency Swap Agreements	$883	$4,751
February 2026 Cross-Currency Swap Agreements	4,413	6,254
(1)These amounts are recognized as unrealized gains (losses), a component of Accumulated other comprehensive items, net.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	17

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT

Long-term debt is as follows:

	MARCH 31, 2022				DECEMBER 31, 2021
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT	FAIR VALUE
Revolving Credit Facility	$650,000	$(10,096)	$639,904	$650,000	$—	$(5,174)	$(5,174)	$—
Term Loan A	250,000	—	250,000	250,000	203,125	—	203,125	203,125
Term Loan B	671,153	(4,683)	666,470	672,000	672,847	(4,995)	667,852	675,500
Australian Dollar Term Loan (the “AUD Term Loan”)	226,517	(517)	226,000	229,130	223,182	(656)	222,526	223,530
UK Bilateral Revolving Credit Facility (the “UK Bilateral Facility”)	183,870	(525)	183,345	183,870	189,168	(709)	188,459	189,168
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	525,342	(3,554)	521,788	521,560	540,481	(3,912)	536,569	542,508
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(1)	1,000,000	(7,821)	992,179	987,500	1,000,000	(8,176)	991,824	1,030,000
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(1)	825,000	(7,085)	817,915	814,688	825,000	(7,380)	817,620	862,125
5% Senior Notes due 2028 (the “5% Notes due 2028”)(1)	500,000	(4,582)	495,418	485,000	500,000	(4,763)	495,237	513,750
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(1)	1,000,000	(10,849)	989,151	950,000	1,000,000	(11,211)	988,789	1,022,500
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(1)	1,300,000	(12,535)	1,287,465	1,261,000	1,300,000	(12,911)	1,287,089	1,355,250
4 1/2% Senior Notes due 2031 (the “4 1/2% Notes”)(1)	1,100,000	(11,093)	1,088,907	1,009,250	1,100,000	(11,404)	1,088,596	1,094,500
5% Senior Notes due 2032 (the “5% Notes due 2032”)	750,000	(13,499)	736,501	705,000	750,000	(13,782)	736,218	767,813
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(1)	600,000	(6,001)	593,999	590,250	600,000	(6,147)	593,853	637,500
Real Estate Mortgages, Financing Lease Liabilities and Other	446,394	(795)	445,599	446,394	460,648	(840)	459,808	460,648
Accounts Receivable Securitization Program	300,000	(450)	299,550	300,000	—	(450)	(450)	—
Total Long-term Debt	10,328,276	(94,085)	10,234,191		9,364,451	(92,510)	9,271,941
Less Current Portion	(91,180)	—	(91,180)		(310,084)	656	(309,428)
Long-term Debt, Net of Current Portion	$10,237,096	$(94,085)	$10,143,011		$9,054,367	$(91,854)	$8,962,513
(1) Collectively, the “Parent Notes”.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding our long-term debt, including the direct obligors of each of our debt instruments as well as information regarding the fair value of our debt instruments (including the levels of the fair value hierarchy used to determine the fair value of our debt instruments). The levels of the fair value hierarchy used to determine the fair value of our debt as of March 31, 2022 are consistent with the levels of the fair value hierarchy used to determine the fair value of our debt as of December 31, 2021 (which are disclosed in our Annual Report).

18	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
CREDIT AGREEMENT
Our credit agreement (the “Credit Agreement”) consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan A”) and a term loan B (the “Term Loan B”). On March 18, 2022, we entered into an amendment to the Credit Agreement, which included the following changes:
(i) extended the maturity date of the Revolving Credit Facility and Term Loan A from June 3, 2023 to March 18, 2027;
(ii) refinanced and increased the borrowing capacity that IMI and certain of its United States and foreign subsidiaries are able to borrow under the Revolving Credit Facility from $1,750,000 to $2,250,000;
(iii) refinanced the existing Term Loan A with a new $250,000 Term Loan A; and
(iv) increased the net total lease adjusted leverage ratio maximum allowable from 6.5x to 7.0x and removed the net secured lease adjusted leverage ratio requirement.
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of March 31, 2022, we had $650,000, $250,000 and $672,000 of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3,056. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2022 was $1,596,944 (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.
The average interest rate in effect under the Credit Agreement was 2.2% and 1.9% as of March 31, 2022 and December 31, 2021, respectively.

REVOLVING CREDIT FACILITY $2,250,000	TERM LOAN A $250,000	TERM LOAN B $700,000
Outstanding borrowings $650,000	Aggregate outstanding principal amount $250,000	Aggregate outstanding principal amount $672,000

2.2% Interest rate	2.1% Interest rate	2.9% Interest rate
As of March 31, 2022	As of March 31, 2022	As of March 31, 2022

AUSTRALIAN DOLLAR TERM LOAN
On March 18, 2022, Iron Mountain Australia Group Pty, Ltd. (“IM Australia”), a wholly owned subsidiary of IMI, amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. All other terms of the AUD Term Loan remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
The interest rate in effect under the AUD Term Loan was 3.9% and 4.0% as of March 31, 2022 and December 31, 2021, respectively.
OUTSTANDING BORROWINGS AU$305,889 INTEREST RATE 3.9% As of March 31, 2022

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	19

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
6. DEBT (CONTINUED)
CASH POOLING
We currently utilize four separate cash pooling arrangements. We utilize two separate cash pooling arrangements with Bank Mendes Gans (“BMG”), one of which we utilize to manage global liquidity requirements for our qualified REIT subsidiaries ("QRS”) (the “BMG QRS Cash Pool”) and the other for our TRSs (the “BMG TRS Cash Pool”). We utilize two separate cash pooling arrangements with JP Morgan Chase Bank, N.A. (“JPM”), one of which we utilize to manage global liquidity requirements for our QRSs in the Asia Pacific region (the “JPM QRS Cash Pool”) and the other for our TRSs in the Asia Pacific region (the “JPM TRS Cash Pool”) (collectively, the “JPM Cash Pools”).
The approximate amount of the net cash position for our cash pools and the approximate amount of the gross position and outstanding debit balances for each of these pools as of March 31, 2022 and December 31, 2021 are as follows:

	MARCH 31, 2022			DECEMBER 31, 2021
	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION	GROSS CASH POSITION	OUTSTANDING DEBIT BALANCES	NET CASH POSITION
BMG QRS Cash Pool	$554,600	$(553,100)	$1,500	$552,900	$(552,100)	$800
BMG TRS Cash Pool	552,900	(551,700)	1,200	606,000	(603,900)	2,100
JPM QRS Cash Pool	13,600	(13,500)	100	9,400	(9,200)	200
JPM TRS Cash Pool	17,000	(16,600)	400	12,000	(9,900)	2,100
The net cash position balances as of March 31, 2022 and December 31, 2021 are reflected as cash and cash equivalents in our Condensed Consolidated Balance Sheets.
LETTERS OF CREDIT
As of March 31, 2022, we had outstanding letters of credit totaling $36,498,of which $3,056 reduce our borrowing capacity under the Revolving Credit Facility (as described above). The letters of credit expire at various dates between April 2022 and January 2033.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio and a net total lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”) based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization (“EBITDA”) based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2022 and December 31, 2021. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition.

20	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

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
We have estimated a reasonably possible range for all loss contingencies and believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $25,000 over the next several years, of which certain amounts would be covered by insurance or indemnity arrangement.
8. STOCKHOLDERS' EQUITY MATTERS
In fiscal year 2021 and the three months ended March 31, 2022, our board of directors declared the following dividends:

DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
February 24, 2021	$0.6185	March 15, 2021	$178,569	April 6, 2021
May 6, 2021	0.6185	June 15, 2021	179,026	July 6, 2021
August 5, 2021	0.6185	September 15, 2021	179,080	October 6, 2021
November 4, 2021	0.6185	December 15, 2021	179,132	January 6, 2022
February 24, 2022	0.6185	March 15, 2022	179,661	April 6, 2022
On April 28, 2022, we declared a dividend to our stockholders of record as of June 15, 2022 of $0.6185 per share, payable on July 6, 2022.
9. SEGMENT INFORMATION
Our three reportable operating segments as of December 31, 2021 are described in Note 11 to Notes to Consolidated Financial Statements included in our Annual Report and are as follows:
•Global Records and Information Management (“Global RIM”) Business
•Global Data Center Business
•Corporate and Other Business
The operations associated with acquisitions completed during the first three months of 2022 have been incorporated into our existing reportable operating segments.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	21

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
An analysis of our business segment information and reconciliation to the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Global RIM Business
Total Revenues	$1,043,582	$967,294
Adjusted EBITDA	451,249	408,562
Global Data Center Business
Total Revenues	$96,987	$71,108
Adjusted EBITDA	41,977	30,432
Corporate and Other Business
Total Revenues	$107,477	$43,638
Adjusted EBITDA	(62,232)	(58,429)
Total Consolidated
Total Revenues	$1,248,046	$1,082,040
Adjusted EBITDA	430,994	380,565
Adjusted EBITDA for each segment is defined as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs	•Other expense (income), net
•Restructuring Charges	•Stock-based compensation expense
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)

Internally, we use Adjusted EBITDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

22	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
A reconciliation of Net Income (Loss) to Adjusted EBITDA on a consolidated basis for the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net Income (Loss)	$41,707	$46,631
Add/(Deduct):
Interest expense, net	114,442	104,422
Provision (benefit) for income taxes	10,080	14,640
Depreciation and amortization	183,615	165,642
Acquisition and Integration Costs	15,661	—
Restructuring Charges	—	39,811
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(705)	(4,451)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	53,515	2,121
Stock-based compensation expense	11,341	10,733
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,338	1,016
Adjusted EBITDA	$430,994	$380,565

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	23

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
9. SEGMENT INFORMATION (CONTINUED)
Information as to our revenues by product and service lines by segment for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Global RIM Business
Records Management(1)	$802,553	$752,123
Data Management(1)	117,722	118,414
Information Destruction(1)(2)	123,307	96,757
Data Center(1)	—	—
Global Data Center Business
Records Management(1)	$—	$—
Data Management(1)	—	—
Information Destruction(1)(2)	—	—
Data Center(1)	96,987	71,108
Corporate and Other Business
Records Management(1)	$33,689	$26,967
Data Management(1)	14,141	16,671
Information Destruction(1)(2)(3)	59,647	—
Data Center(1)	—	—
Total Consolidated
Records Management(1)	$836,242	$779,090
Data Management(1)	131,863	135,085
Information Destruction(1)(2)(3)	182,954	96,757
Data Center(1)	96,987	71,108
(1)Each of these offerings has a component of revenue that is storage rental related and a component that is service revenues, except for information destruction, which does not have a storage rental component.
(2)Includes secure shredding services.
(3)Includes product revenue from ITRenew.
10. RELATED PARTIES
In October 2020, in connection with the formation of the Frankfurt JV, we entered into agreements whereby we will earn various fees, including (i) special project revenue and (ii) property management and construction and development fees for services we are providing to the Frankfurt JV (the “Frankfurt JV Agreements”). Revenues and expenses associated with the Frankfurt JV Agreements are presented as a component of our Global Data Center Business segment. During the three months ended March 31, 2022 and March 31, 2021, we recognized revenue of approximately $7,100 and $1,060, respectively, associated with the Frankfurt JV Agreements.
In March 2019, in connection with the formation of the MakeSpace JV, we entered into a storage and service agreement with the MakeSpace JV to provide certain storage and related services to the MakeSpace JV (the “MakeSpace Agreement”). In February 2022, in connection with the formation of the Clutter JV, we terminated the MakeSpace Agreement and entered into a storage and service agreement with the Clutter JV to provide certain storage and related services to the Clutter JV (the “Clutter Agreement”). Revenues and expenses associated with the MakeSpace Agreement and Clutter Agreement are presented as a component of our Global RIM Business segment. We recognized total revenue of approximately $7,000 and $7,500 for the three months ended March 31, 2022 and March 31, 2021, respectively, associated with the MakeSpace Agreement and Clutter Agreement.

24	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

IRON MOUNTAIN INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data) (Unaudited)
11. PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”) which we completed as of December 31, 2021.
The implementation of Project Summit resulted in total operating expenditures (“Restructuring Charges”) of approximately $450,000 that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs. As Project Summit was completed as of December 31, 2021, there were no Restructuring Charges for the three months ended March 31, 2022. Total Restructuring Charges for the three months ended March 31, 2021 was $39,811 and consisted of (i) employee severance costs of $3,808 and (ii) professional fees and other costs of $36,003.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	25

Part I. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2022, included herein, and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2022 (our “Annual Report”).
FORWARD-LOOKING STATEMENTS
We have made statements in this Quarterly Report that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our current expectations regarding our future results from operations, economic performance, financial condition, goals, strategies, investment objectives, plans and achievements. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, and you should not rely upon them except as statements of our present intentions and of our present expectations, which may or may not occur. When we use words such as “believes,” “expects,” “anticipates,” “estimates”, “plans”,“intends”, “pursue”, “will” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. In addition, important factors that could cause actual results to differ from expectations include, among others:
•our ability or inability to execute our strategic growth plan, including our ability to invest according to plan, grow our businesses (including through joint ventures), incorporate alternative technologies into our offerings, achieve satisfactory returns on new product offerings, continue our revenue management, expand internationally and manage our international operations, complete acquisitions on satisfactory terms, integrate acquired companies efficiently and transition to more sustainable sources of energy;
•changes in customer preferences and demand for our storage and information management services, including as a result of the shift from paper and tape storage to alternative technologies that require less physical space;
•the impact of our distribution requirements on our ability to execute our business plan;
•the severity and duration of the COVID-19 pandemic and its effects on the global economy, including its effects on us, the markets we serve and our customers and the third parties with whom we do business within those markets;
•our ability to fund capital expenditures;
•our ability to remain qualified for taxation as a real estate investment trust for United States federal income tax purposes (“REIT”);
•the costs of complying with and our ability to comply with laws, regulations and customer requirements, including those relating to data privacy and cybersecurity issues, as well as fire and safety and environmental standards;
•the impact of attacks on our internal information technology (“IT”) systems, including the impact of such incidents on our reputation and ability to compete and any litigation or disputes that may arise in connection with such incidents;
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
•failures to implement and manage new IT systems;
•unexpected events, including those resulting from climate change or geopolitical events, could disrupt our operations and adversely affect our reputation and results of operations;
•other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated; and
•the other risks described in our periodic reports filed with the SEC, including under the caption “Risk Factors” in Part I, Item 1A of our Annual Report.
Except as required by law, we undertake no obligation to update any forward-looking statements appearing in this report.

26	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

OVERVIEW
The following discussions set forth, for the periods indicated, management's discussion and analysis of financial condition and results of operations. Significant trends and changes are discussed for the three months ended March 31, 2022 within each section.
PROJECT SUMMIT
In October 2019, we announced our global program designed to better position us for future growth and achievement of our strategic objectives (“Project Summit”) which we completed as of December 31, 2021. Project Summit has improved annual Adjusted EBITDA (as defined below) by approximately $375.0 million exiting 2021,of which approximately $160.0 million and $165.0 million were realized in 2021 and 2020, respectively, with the remainder to come in 2022.
ACQUISITION OF ITRENEW
In order to expand our asset lifecyle management ("ALM”) operations, on January 25, 2022, we acquired an approximately 80% interest in Intercept Parent, Inc. (“ITRenew”). From January 25, 2022, we will consolidate 100% of the revenues and expenses associated with this business. ITRenew is presented as a component of our Corporate and Other Business segment and primarily operates in the United States. See Acquisitions within the Liquidity and Capital Resources section below for additional information.
DIVESTMENTS AND DECONSOLIDATIONS
IPM DIVESTMENT
On June 7, 2021, we sold our Intellectual Property Management (“IPM”) business, also known as our technology escrow services business, which we predominantly operated in the United States, for total gross consideration of approximately $215.4 million (the “IPM Divestment”). We have concluded that the IPM Divestment does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with this business are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and the cash flows associated with this business is presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021. Our IPM business represented approximately $14.2 million of total revenues and approximately $6.8 million of total net income for the three months ended March 31, 2021.
DECONSOLIDATIONS
On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. We have concluded that the deconsolidation does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as it does not represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the revenues and expenses associated with these businesses are presented as a component of operating income (loss) in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 through the date of deconsolidation and the cash flows associated with these businesses are presented as a component of cash flows from operations in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 through the date of the deconsolidation. These businesses represented approximately $44.9 million of total revenues and $7.2 million of total net income for the year ended December 31, 2021.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	27

Part I. Financial Information

GENERAL
RESULTS OF OPERATIONS - KEY TRENDS
•We have experienced steady volume in our Global RIM Business segment, with organic storage rental revenue growth driven primarily by revenue management. We expect organic storage rental revenue growth to benefit from revenue management and volume to be relatively stable in the near term.
•Our organic service revenue growth is primarily due to increases in our service activity. We expect organic service revenue growth in 2022 to benefit from our new and existing digital offerings, as well as our traditional services.
•We expect total revenue and Adjusted EBITDA growth to accelerate in 2022 with continued focus on new product and service offerings, innovation, customer solutions and market expansion.
Cost of sales (excluding depreciation and amortization) and Selling, general and administrative expenses for the three months ended March 31, 2022 consists of the following:

COST OF SALES	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

17%
Product Cost of Sales and Other
37%
Labor
6%
Transportation
40%
Facilities

NON-GAAP MEASURES
ADJUSTED EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization (inclusive of our share of Adjusted EBITDA from our unconsolidated joint ventures), and excluding certain items we do not believe to be indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs (as defined below)	•Other expense (income), net
•Restructuring Charges (as defined below)	•Stock-based compensation expense
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues. We also show Adjusted EBITDA and Adjusted EBITDA Margin for each of our reportable operating segments under “Results of Operations – Segment Analysis” below.

28	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

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
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net Income (Loss)	$41,707	$46,631
Add/(Deduct):
Interest expense, net	114,442	104,422
Provision (benefit) for income taxes	10,080	14,640
Depreciation and amortization	183,615	165,642
Acquisition and Integration Costs(1)	15,661	—
Restructuring Charges(2)	—	39,811
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	(705)	(4,451)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	53,515	2,121
Stock-based compensation expense	11,341	10,733
Our share of Adjusted EBITDA reconciling items from our unconsolidated joint ventures	1,338	1,016
Adjusted EBITDA	$430,994	$380,565
(1) Represent operating expenditures directly associated with the closing and integration activities of our business acquisitions that have closed, or are highly probable of closing, and include (i) advisory, legal and professional fees to complete business acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, facility upgrade and system integration costs (collectively, “Acquisition and Integration Costs”). Acquisition and Integration Costs do not include costs associated with the formation of joint ventures or costs associated with the acquisition of customer relationships.
(2) Represent operating expenses associated with the implementation of Project Summit that primarily consisted of: (1) employee severance costs; (2) internal costs associated with the development and implementation of Project Summit initiatives; (3) professional fees, primarily related to third party consultants who assisted with the design and execution of various initiatives as well as project management activities and (4) system implementation and data conversion costs.
ADJUSTED EPS
We define Adjusted EPS as reported earnings per share fully diluted from net income (loss) attributable to Iron Mountain Incorporated (inclusive of our share of adjusted losses (gains) from our unconsolidated joint ventures) and excluding certain items, specifically:

EXCLUDED
•Acquisition and Integration Costs
•Restructuring Charges
•Amortization related to the write-off of certain customer relationship intangible assets
•(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)
•Other expense (income), net •Stock-based compensation expense •Tax impact of reconciling items and discrete tax items

We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to our current and potential investors when comparing our results from past, present and future periods.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	29

Part I. Financial Information

RECONCILIATION OF REPORTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED TO ADJUSTED EPS—FULLY DILUTED FROM NET INCOME (LOSS) ATTRIBUTABLE TO IRON MOUNTAIN INCORPORATED:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Reported EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.14	$0.16
Add/(Deduct):
Acquisition and Integration Costs	0.05	—
Restructuring Charges	—	0.14
Amortization related to the write-off of certain customer relationship intangible assets	0.02	—
(Gain) loss on disposal/write-down of property, plant and equipment, net (including real estate)	—	(0.02)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures	0.18	0.01
Stock-based compensation expense	0.04	0.04
Tax impact of reconciling items and discrete tax items(1)	(0.05)	(0.01)
Adjusted EPS—Fully Diluted from Net Income (Loss) Attributable to Iron Mountain Incorporated(2)	$0.38	$0.32
(1)The difference between our effective tax rates and our structural tax rate (or adjusted effective tax rates) for the three months ended March 31, 2022 and 2021 is primarily due to (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes but have an insignificant impact on our reported provision (benefit) for income taxes and (ii) other discrete tax items. Our structural tax rate for purposes of the calculation of Adjusted EPS for the three months ended March 31, 2022 and 2021 was 18.6% and 16.6%, respectively. The Tax Impact of Reconciling Items and Discrete Tax Items is calculated using the current quarter's estimate of the annual structural tax rate for the full year. This may result in the current period adjustment plus prior period reported quarterly adjustments not summing to the full year adjustment.
(2)Columns may not foot due to rounding.
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
Although Nareit has published a definition of FFO, we modify FFO (Nareit), as is common among REITs seeking to provide financial measures that most meaningfully reflect their particular business (“FFO (Normalized)”). Our definition of FFO (Normalized) excludes certain items included in FFO (Nareit) that we believe are not indicative of our core operating results, specifically:

EXCLUDED
•Acquisition and Integration Costs •Restructuring Charges •(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate) •Other expense (income), net	•Stock-based compensation expense •Real estate financing lease depreciation •Tax impact of reconciling items and discrete tax items

30	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

RECONCILIATION OF NET INCOME (LOSS) TO FFO (NAREIT) AND FFO (NORMALIZED) (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net Income (Loss)	$41,707	$46,631
Add/(Deduct):
Real estate depreciation	79,333	76,047
Loss (gain) on sale of real estate, net of tax	214	(4,305)
Data center lease-based intangible assets amortization	4,123	10,483
FFO (Nareit)	125,377	128,856
Add/(Deduct):
Acquisition and Integration Costs	15,661	—
Restructuring Charges	—	39,811
(Gain) loss on disposal/write-down of property, plant and equipment, net (excluding real estate)	(919)	(146)
Other expense (income), net, excluding our share of losses (gains) from our unconsolidated joint ventures(1)	53,515	2,121
Stock-based compensation expense	11,341	10,733
Real estate financing lease depreciation	3,780	3,536
Tax impact of reconciling items and discrete tax items(2)	(15,632)	(3,569)
Our share of FFO (Normalized) reconciling items from our unconsolidated joint ventures	(20)	(4)
FFO (Normalized)	$193,103	$181,338
(1)Includes foreign currency transaction (gains) losses, net and other, net. See Note 2.k. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding the components of Other expense (income), net.
(2)Represents the tax impact of (i) the reconciling items above, which impact our reported net income (loss) before provision (benefit) for income taxes and (ii) other discrete tax items. Discrete tax items resulted in a (benefit) provision for income taxes of $(10.0) million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
Further detail regarding our critical accounting estimates can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, and the Consolidated Financial Statements and the Notes included therein. We have determined that no material changes concerning our critical accounting estimates have occurred since December 31, 2021.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	31

Part I. Financial Information

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 TO THE THREE MONTHS ENDED MARCH 31, 2021 (IN THOUSANDS):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Revenues	$1,248,046	$1,082,040	$166,006	15.3%
Operating Expenses	1,025,916	911,634	114,282	12.5%
Operating Income	222,130	170,406	51,724	30.4%
Other Expenses, Net	180,423	123,775	56,648	45.8%
Net Income (Loss)	41,707	46,631	(4,924)	(10.6)%
Net Income (Loss) Attributable to Noncontrolling Interests	(592)	1,028	(1,620)	(157.6)%
Net Income (Loss) Attributable to Iron Mountain Incorporated	$42,299	$45,603	$(3,304)	(7.2)%
Adjusted EBITDA(1)	$430,994	$380,565	$50,429	13.3%
Adjusted EBITDA Margin(1)	34.5%	35.2%
(1)See “Non-GAAP Measures—Adjusted EBITDA” in this Quarterly Report for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, reconciliation of Net Income (Loss) to Adjusted EBITDA and a discussion of why we believe these non-GAAP measures provide relevant and useful information to our current and potential investors.
REVENUES
Consolidated revenues consist of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY(1)	ORGANIC GROWTH(2)	IMPACT OF ACQUISITIONS
Storage Rental	$751,070	$708,056	$43,014	6.1%	7.9%	6.8%	1.1%
Service	496,976	373,984	122,992	32.9%	35.4%	16.1%	19.3%
Total Revenues	$1,248,046	$1,082,040	$166,006	15.3%	17.4%	10.0%	7.4%
(1)Constant currency growth rates, which are a non-GAAP measure, are calculated by translating the 2021 results at the 2022 average exchange rates.
(2)Our organic revenue growth rate, which is a non-GAAP measure, represents the year-over-year growth rate of our revenues excluding the impact of business acquisitions, divestitures and foreign currency exchange rate fluctuations. Our organic revenue growth rate includes the impact of acquisitions of customer relationships.
TOTAL REVENUES
For the three months ended March 31, 2022, the increase in reported consolidated revenue was driven by reported storage rental revenue growth and reported service revenue growth. Foreign currency exchange rate fluctuations decreased our reported consolidated revenue growth rate for the three months ended March 31, 2022 by 2.1% compared to the prior year period.
STORAGE RENTAL REVENUES AND SERVICE REVENUES
Primary factors influencing the change in reported consolidated storage rental revenue and reported service revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 include the following:

STORAGE RENTAL REVENUES
•organic storage rental revenue growth driven by increased volume in faster growing markets and our Global Data Center Business segment and revenue management;
•a 2.3% increase in total global volume excluding deconsolidations (also excluding acquisitions, total global volume increased 0.1%); and
•a decrease of $11.7 million due to foreign currency exchange rate fluctuations.

SERVICE REVENUES
•organic service revenue growth reflecting increased service activity levels;
•an increase of $59.6 million due to our recent acquisition of ITRenew; and
•a decrease of $6.9 million due to foreign currency exchange rate fluctuations.

32	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

OPERATING EXPENSES
COST OF SALES
Consolidated Cost of sales (excluding depreciation and amortization) consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
Labor	$201,501	$189,396	$12,105	6.4%	8.4%	16.1%	17.5%	(1.4)%
Facilities	218,319	194,963	23,356	12.0%	14.0%	17.5%	18.0%	(0.5)%
Transportation	35,268	30,843	4,425	14.3%	16.6%	2.8%	2.9%	(0.1)%
Product Cost of Sales and Other	91,534	36,707	54,827	149.4%	154.7%	7.3%	3.4%	3.9%
Total Cost of sales	$546,622	$451,909	$94,713	21.0%	23.2%	43.8%	41.8%	2.0%
Primary factors influencing the change in reported consolidated Cost of sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 include the following:
•an increase in labor costs driven by an increase in service activity and the impact of recent acquisitions, partially offset by benefits from Project Summit;
•an increase in facilities expenses driven by increases in rent expense, reflecting the impact from our sale-leaseback activity during 2021 (which we expect to continue for the remainder of 2022 as we continue to look for future opportunities to monetize a small portion of our owned industrial real estate assets as part of our ongoing capital recycling program), as well as increase in utilities and building maintenance costs;
•an increase in product cost of sales and other driven by the acquisition of ITRenew; and
•a decrease of $8.3 million due to foreign currency exchange rate fluctuations.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated Selling, general and administrative expenses consists of the following expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE		% OF CONSOLIDATED REVENUES		PERCENTAGE CHANGE (FAVORABLE)/ UNFAVORABLE
	2022	2021	DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	2022	2021
General, Administrative and Other	$206,316	$188,993	$17,323	9.2%	10.6%	16.5%	17.5%	(1.0)%
Sales, Marketing and Account Management	74,407	69,730	4,677	6.7%	8.2%	6.0%	6.4%	(0.4)%
Total Selling, general and administrative expenses	$280,723	$258,723	$22,000	8.5%	10.0%	22.5%	23.9%	(1.4)%
Primary factors influencing the change in reported consolidated Selling, general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 include the following:
•an increase in general, administrative and other expenses, driven by recent acquisitions, higher wages and benefits, employee related costs and professional fees partially offset by benefits from Project Summit;
•an increase in sales, marketing and account management expenses, driven by recent acquisitions, higher compensation expense, primarily reflecting increased wages and benefits, partially offset by lower professional fees; and
•a decrease of $3.4 million due to foreign currency exchange rate fluctuations.
DEPRECIATION AND AMORTIZATION
Depreciation expense increased by $5.9 million, or 5.2%, for the three months ended March 31, 2022 compared to the prior year period. See Note 2.h. to Notes to Consolidated Financial Statements included in our Annual Report for additional information regarding the useful lives over which our property, plant and equipment is depreciated.
Amortization expense increased by $12.0 million, or 23.5%, for the three months ended March 31, 2022 compared to the prior year period.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	33

Part I. Financial Information

ACQUISITION AND INTEGRATION COSTS
Acquisition and Integration Costs for the three months ended March 31, 2022 were approximately $15.7 million and primarily consist of legal and professional fees.
OTHER EXPENSES, NET
INTEREST EXPENSE, NET
Consolidated interest expense, net increased by $10.0 million, to $114.4 million in the three months ended March 31, 2022 from $104.4 million in the prior year period, primarily driven by an increase in average debt balances at March 31, 2022. See Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our indebtedness.
OTHER EXPENSE (INCOME), NET
Consolidated other expense (income), net consists of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE
DESCRIPTION	2022	2021
Foreign currency transaction (gains) losses, net	$(13,201)	$2,314	$(15,515)
Debt extinguishment expense	671	—	671
Other, net(1)	68,431	2,399	66,032
Other Expense (Income), Net	$55,901	$4,713	$51,188
(1)On March 24, 2022, as a result of our loss of control, we deconsolidated the businesses included in the acquisition of OSG Records Management (Europe) Limited, excluding Ukraine. We recognized a loss of approximately $105.8 million associated with the deconsolidation to Other expense (income), net in the first quarter of 2022 representing the difference between the net asset value prior to the deconsolidation and subsequent remeasurement of the retained investment to fair value of zero. The loss was partially offset by a gain of approximately $35.8 million associated with the Clutter Transaction (as defined below).
PROVISION FOR INCOME TAXES
We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2022(1)	2021(2)
Effective Tax Rate	19.5%	23.9%
(1)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2022 were the benefits derived from the dividends paid deduction, the differences in the tax rates to which our foreign earnings are subject, and a release of valuation allowances on deferred tax assets of our U.S. taxable REIT subsidiaries (“TRS”) of approximately $9.9 million as a result of the ITRenew Transaction (as defined below).
(2)The primary reconciling items between the federal statutory tax rate of 21.0% and our overall effective tax rate for the three months ended March 31, 2021 were the benefits derived from the dividends paid deduction and the impacts of differences in the tax rates to which our foreign earnings are subject.

34	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

NET INCOME (LOSS) AND ADJUSTED EBITDA
The following table reflects the effect of the foregoing factors on our consolidated Net Income (Loss) and Adjusted EBITDA (in thousands):

	THREE MONTHS ENDED MARCH 31,		DOLLAR CHANGE	PERCENTAGE CHANGE
	2022	2021
Net Income (Loss)	$41,707	$46,631	$(4,924)	(10.6)%
Net Income (Loss) as a percentage of Consolidated Revenue	3.3%	4.3%
Adjusted EBITDA	$430,994	$380,565	$50,429	13.3%
Adjusted EBITDA Margin	34.5%	35.2%

Adjusted EBITDA Margin for the three months ended March 31, 2022 decreased by 70 basis points compared to the same prior year period, primarily reflecting a 110 basis point decrease from the acquisition of ITRenew, partially offset by improved service revenue trends, benefits from Project Summit, revenue management and ongoing cost containment measures.
↑ INCREASED BY $50.4 MILLION OR 13.3% Adjusted EBITDA

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	35

Part I. Financial Information

SEGMENT ANALYSIS
See Note 11 to Notes to Consolidated Financial Statements included in our Annual Report for a description of our reportable operating segments.
GLOBAL RIM BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$638,041	$610,694	$27,347	4.5%	6.4%	4.6%	1.8%
Service	405,541	356,600	48,941	13.7%	15.8%	14.1%	1.7%
Segment Revenue	$1,043,582	$967,294	$76,288	7.9%	9.8%	8.1%	1.7%
Segment Adjusted EBITDA	$451,249	$408,562	$42,687
Segment Adjusted EBITDA Margin	43.2%	42.2%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL RIM BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue and Adjusted EBITDA Margin in our Global RIM Business segment for the three months ended March 31, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth driven by revenue management and volume;
•a 2.2% increase in Global RIM volume excluding deconsolidations (also excluding acquisitions, Global RIM volume remained flat);
•organic service revenue growth mainly driven by increases in our traditional service activity levels and growth in our Global Digital Solutions and Secure IT Asset Disposition businesses;
•a decrease in revenue of $17.3 million due to foreign currency exchange rate fluctuations; and
•a 100 basis point increase in Adjusted EBITDA Margin primarily driven by revenue management, benefits from Project Summit and ongoing cost containment measures.

36	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

GLOBAL DATA CENTER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$87,451	$67,157	$20,294	30.2%	31.7%	26.3%	5.4%
Service	9,536	3,951	5,585	141.4%	147.5%	144.4%	3.1%
Segment Revenue	$96,987	$71,108	$25,879	36.4%	38.1%	32.8%	5.3%
Segment Adjusted EBITDA	$41,977	$30,432	$11,545
Segment Adjusted EBITDA Margin	43.3%	42.8%

THREE MONTHS ENDED YEAR OVER YEAR SEGMENT ANALYSIS: GLOBAL DATA CENTER BUSINESS (IN MILLIONS)

Storage Rental Revenue	Service Revenue	Segment Revenue	Segment Adjusted EBITDA
Primary factors influencing the change in revenue, Adjusted EBITDA and Adjusted EBITDA Margin in our Global Data Center Business segment for the three months ended March 31, 2022 compared to the prior year period include the following:
•organic storage rental revenue growth from leases signed during the first three months of 2022 and in prior periods, and service revenue growth from project revenue, partially offset by churn of 200 basis points;
•an increase in Adjusted EBITDA primarily driven by organic storage rental revenue growth; and
•a 50 basis point increase in Adjusted EBITDA Margin reflecting ongoing overhead cost management, partially offset by higher pass-through power costs, and a change in revenue mix due to lower margin project revenue during the period, which is expected to have a temporary impact on segment margins.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	37

Part I. Financial Information

CORPORATE AND OTHER BUSINESS (IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,			PERCENTAGE CHANGE
			DOLLAR CHANGE	ACTUAL	CONSTANT CURRENCY	ORGANIC GROWTH	IMPACT OF ACQUISITIONS
	2022	2021
Storage Rental	$25,578	$30,205	$(4,627)	(15.3)%	(14.9)%	8.0%	(22.9)%
Service	81,899	13,433	68,466	509.7%	525.5%	30.5%	495.0%
Segment Revenue	$107,477	$43,638	$63,839	146.3%	149.0%	16.4%	132.6%
Segment Adjusted EBITDA	$(62,232)	$(58,429)	$(3,803)
Segment Adjusted EBITDA as a percentage of Consolidated Revenue	(5.0)%	(5.4)%
Primary factors influencing the change in revenue and Adjusted EBITDA in our Corporate and Other Business segment for the three months ended March 31, 2022 compared to the prior year period include the following:
•a decrease in reported storage revenue reflecting the IPM Divestment in the second quarter of 2021;
•reported service revenue for the three months ended March 31, 2022 includes the impact of the acquisition of ITRenew of $59.6 million;
•organic service revenue growth mainly driven by increased service activity levels in our Fine Arts business; and
•a decrease in Adjusted EBITDA driven by higher compensation expense, employee related costs and professional fees, partially offset by benefits from Project Summit, improved service revenue trends and the impact of the acquisition of ITRenew.

38	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
We expect to meet our short-term and long-term cash flow requirements through cash generated from operations, cash on hand, borrowings under our Credit Agreement (as defined below) and proceeds from monetizing a small portion of our total industrial real estate assets in the future, as well as other potential financings (such as the issuance of debt or equity). Our cash flow requirements, both in the near and long term, include, but are not limited to, capital expenditures, the repayment of outstanding debt, shareholder dividends, potential and pending business acquisitions and investments and normal business operation needs.
CASH FLOWS
The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2022	2021
Cash Flows from Operating Activities	$54,506	$68,829
Cash Flows from Investing Activities	(889,754)	(158,630)
Cash Flows from Financing Activities	771,553	29,490
Cash and Cash Equivalents, including Restricted Cash, End of Period	195,660	138,944
A. CASH FLOWS FROM OPERATING ACTIVITIES
For the three months ended March 31, 2022, net cash flows provided by operating activities decreased by $14.3 million compared to the prior year period, primarily due to a decrease in cash from working capital of $81.8 million, primarily related to the timing of accounts payable and accrued expenses and collections of accounts receivable, partially offset by an increase in net income (including non-cash charges) of $67.5 million.
B. CASH FLOWS FROM INVESTING ACTIVITIES
Our significant investing activity during the three months ended March 31, 2022 included:
•We paid cash for capital expenditures of $161.1 million. Additional details of our capital spending are included in the “Capital Expenditures” section below.
•We paid cash for acquisitions (net of cash acquired) of $717.9 million, primarily funded by cash on hand and borrowings under our Revolving Credit Facility (as defined in Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report).
C. CASH FLOWS FROM FINANCING ACTIVITIES
Our significant financing activities during the three months ended March 31, 2022 included:
•Net proceeds of $975.3 million primarily associated with borrowings under the Revolving Credit Facility, Term Loan A and the Accounts Receivable Securitization Program.
•Payment of dividends in the amount of $184.4 million on our common stock.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	39

Part I. Financial Information

CAPITAL EXPENDITURES
The following table presents our capital spend for the three months ended March 31, 2022 and 2021, organized by the type of the spending as described in our Annual Report (in thousands):

	THREE MONTHS ENDED MARCH 31,
NATURE OF CAPITAL SPEND	2022	2021
Growth Investment Capital Expenditures:
Data Center	$82,159	$58,891
Real Estate	27,290	19,717
Innovation and Other	6,020	6,250
Total Growth Investment Capital Expenditures	115,469	84,858
Recurring Capital Expenditures:
Real Estate	$7,541	$13,225
Non-Real Estate	24,776	14,266
Data Center	2,468	1,092
Total Recurring Capital Expenditures	34,785	28,583
Total Capital Spend (on accrual basis)	$150,254	$113,441
Net increase (decrease) in prepaid capital expenditures	1,051	49
Net decrease (increase) in accrued capital expenditures	9,745	32,038
Total Capital Spend (on cash basis)	$161,050	$145,528
Excluding capital expenditures associated with potential future acquisitions, we expect total capital expenditures of approximately $950.0 million for the year ending December 31, 2022. Of this, we expect our capital expenditures for growth investment to be approximately $800.0 million, and our recurring capital expenditures to approach $155.0 million. Approximately $625.0 million of our expected capital expenditures relates to Global Data Center Business development spend.
DIVIDENDS
See Note 8 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for a listing of dividends that we declared during the first three months of 2022 and fiscal year 2021.
On April 28, 2022, we declared a dividend to our stockholders of record as of June 15, 2022 of $0.6185 per share, payable on July 6, 2022.

40	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

FINANCIAL INSTRUMENTS AND DEBT
Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents (including money market funds and time deposits) and accounts receivable. The only significant concentration of liquid investments as of March 31, 2022 is related to cash and cash equivalents. See Note 2.f. to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for information on our money market funds and time deposits.
Long-term debt as of March 31, 2022 is as follows (in thousands):

	MARCH 31, 2022
	DEBT (INCLUSIVE OF DISCOUNT)	UNAMORTIZED DEFERRED FINANCING COSTS	CARRYING AMOUNT
Revolving Credit Facility	$650,000	$(10,096)	$639,904
Term Loan A	250,000	—	250,000
Term Loan B	671,153	(4,683)	666,470
Australian Dollar Term Loan	226,517	(517)	226,000
UK Bilateral Revolving Credit Facility	183,870	(525)	183,345
3 7/8% GBP Senior Notes due 2025 (the “GBP Notes”)	525,342	(3,554)	521,788
4 7/8% Senior Notes due 2027 (the “4 7/8% Notes due 2027”)(1)	1,000,000	(7,821)	992,179
5 1/4% Senior Notes due 2028 (the “5 1/4% Notes due 2028”)(1)	825,000	(7,085)	817,915
5% Senior Notes due 2028 (the “5% Notes due 2028”)(1)	500,000	(4,582)	495,418
4 7/8% Senior Notes due 2029 (the “4 7/8% Notes due 2029”)(1)	1,000,000	(10,849)	989,151
5 1/4% Senior Notes due 2030 (the “5 1/4 Notes due 2030”)(1)	1,300,000	(12,535)	1,287,465
4 1/2% Senior Notes due 2031 (the “4 1/2 Notes”)(1)	1,100,000	(11,093)	1,088,907
5% Senior Notes due 2032 (the “5% Notes due 2032”)	750,000	(13,499)	736,501
5 5/8% Senior Notes due 2032 (the “5 5/8% Notes”)(1)	600,000	(6,001)	593,999
Real Estate Mortgages, Financing Lease Liabilities and Other	446,394	(795)	445,599
Accounts Receivable Securitization Program	300,000	(450)	299,550
Total Long-term Debt	10,328,276	(94,085)	10,234,191
Less Current Portion	(91,180)	—	(91,180)
Long-term Debt, Net of Current Portion	$10,237,096	$(94,085)	$10,143,011
(1)Collectively, the “Parent Notes”.
See Note 7 to Notes to Consolidated Financial Statements included in our Annual Report and Note 6 to Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our long-term debt.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	41

Part I. Financial Information

CREDIT AGREEMENT
Our credit agreement (the “Credit Agreement”) consists of a revolving credit facility (the “Revolving Credit Facility”), a term loan A (the “Term Loan A”) and a term loan B (the “Term Loan B”). On March 18, 2022, we entered into an amendment to the Credit Agreement which included the following changes:
(i) extended the maturity date of the Revolving Credit Facility and Term Loan A from June 3, 2023 to March 18, 2027;
(ii) refinanced and increased the borrowing capacity that IMI and certain of its United States and foreign subsidiaries are able to borrow under the Revolving Credit Facility from $1,750.0 million to $2,250.0 million;
(iii) refinanced the existing Term Loan A with a new $250.0 million Term Loan A; and
(iv) increased the net total lease adjusted leverage ratio maximum allowable from 6.5x to 7.0x and removed the net secured lease adjusted leverage ratio requirement.
On March 18, 2022, we borrowed the full amount of the Term Loan A. As of March 31, 2022, we had $650.0 million, $250.0 million and $672.0 million of outstanding borrowings under the Revolving Credit Facility, Term Loan A and Term Loan B, respectively. In addition, we also had various outstanding letters of credit totaling $3.1 million. The remaining amount available for borrowing under the Revolving Credit Facility as of March 31, 2022 was $1,596.9 million (which represents the maximum availability as of such date). Additionally, the Credit Agreement permits us to incur incremental indebtedness thereunder by adding new term loans or revolving loans or by increasing the principal amount of any existing loans thereunder, subject to a cap contained therein.
AUSTRALIAN DOLLAR TERM LOAN
On March 18, 2022, Iron Mountain Australia Group Pty, Ltd. (“IM Australia”), a wholly owned subsidiary of IMI, amended its AUD Term Loan to (i) extend the maturity date from September 22, 2022 to September 30, 2026 and (ii) decrease the interest rate from BBSY (an Australian benchmark variable interest rate) plus 3.875% to BBSY plus 3.625%. All other terms of the AUD Term Loan remain consistent with what was disclosed in Note 7 to Notes to Consolidated Financial Statements included in our Annual Report.
LETTERS OF CREDIT
As of March 31, 2022, we had outstanding letters of credit totaling $36.5 million, of which $3.1 million reduce our borrowing capacity under the Revolving Credit Facility. The letters of credit expire at various dates between April 2022 and January 2033.
DEBT COVENANTS
The Credit Agreement, our bond indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take other specified corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our bond indentures or other agreements governing our indebtedness. The Credit Agreement requires that we satisfy a fixed charge coverage ratio and a net total lease adjusted leverage ratio on a quarterly basis and our bond indentures require that, among other things, we satisfy a leverage ratio (not lease adjusted) or a fixed charge coverage ratio (not lease adjusted), as a condition to taking actions such as paying dividends and incurring indebtedness.
The Credit Agreement uses earnings before interest, taxes, depreciation and amortization and rent expense (“EBITDAR”) based calculations and the bond indentures use earnings before interest, taxes, depreciation and amortization (“EBITDA”) based calculations as the primary measures of financial performance for purposes of calculating leverage and fixed charge coverage ratios. The EBITDAR- and EBITDA-based leverage calculations include our consolidated subsidiaries, other than those we have designated as “Unrestricted Subsidiaries” as defined in the Credit Agreement and bond indentures. Generally, the Credit Agreement and the bond indentures use a trailing four fiscal quarter basis for purposes of the relevant calculations and require certain adjustments and exclusions for purposes of those calculations, which make the calculation of financial performance for purposes of those calculations under the Credit Agreement and bond indentures not directly comparable to Adjusted EBITDA as presented herein. These adjustments can be significant. For example, the calculation of financial performance under the Credit Agreement and certain of our bond indentures includes (subject to specified exceptions and caps) adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, (ii) certain executed lease agreements associated with our data center business that have yet to commence, and (iii) restructuring and other strategic initiatives, such as Project Summit. The calculation of financial performance under our other bond indentures includes, for example, adjustments for non-cash charges and for expected benefits associated with (i) completed acquisitions, and (ii) events that are extraordinary, unusual or non-recurring.

42	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

Our leverage and fixed charge coverage ratios under the Credit Agreement as of March 31, 2022 are as follows:

	MARCH 31, 2022	MAXIMUM/MINIMUM ALLOWABLE
Net total lease adjusted leverage ratio	5.4	Maximum allowable of 7.0
Fixed charge coverage ratio	2.4	Minimum allowable of 1.5
We are in compliance with our leverage and fixed charge coverage ratios under the Credit Agreement, our bond indentures and other agreements governing our indebtedness as of March 31, 2022. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.
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
DERIVATIVE INSTRUMENTS
A. INTEREST RATE SWAP AGREEMENTS
In March 2018, we entered into interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. These swap agreements expired in March 2022. In July 2019, we entered into forward-starting interest rate swap agreements to limit our exposure to changes in interest rates on a portion of our floating rate indebtedness. As of March 31, 2022, we had $350.0 million in notional value of interest rate swap agreements outstanding, which expire in March 2024. Under the interest rate swap agreements, we receive variable rate interest payments associated with the notional amount of each interest rate swap, based upon one-month LIBOR, in exchange for the payment of fixed interest rates as specified in the interest rate swap agreements.
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
ACQUISITIONS
On January 25, 2022, we acquired an approximately 80% interest in ITRenew, at an agreed upon purchase price of $725.0 million, subject to certain working capital adjustments at, and subsequent to, the closing (the “ITRenew Transaction”). At closing, we paid approximately $748.8 million and acquired approximately $30.7 million of cash on hand, for a net purchase price of approximately $718.1 million for the ITRenew Transaction. The acquisition agreement provides us the option to purchase, and provides the shareholders of ITRenew the option to sell, the remaining approximately 20% interest in ITRenew as follows: (i) approximately 16% on or after the second anniversary of the ITRenew Transaction and (ii) approximately 4% on or after the third anniversary of the ITRenew Transaction (collectively, the “Remaining Interests”). The total payments for the Remaining Interests, based on the achievement of certain targeted performance metrics, will be no less than $200.0 million and no more than $531.0 million (the “Deferred Purchase Obligation”). The maximum amount of the Deferred Purchase Obligation would require achievement of the targeted performance metrics at approximately two times the level that is assumed in our current fair value estimate of the Deferred Purchase Obligation of $275.1 million. From January 25, 2022, we will consolidate 100% of the revenues and expenses associated with this business. The Deferred Purchase Obligation is reflected as a long-term liability in our Condensed Consolidated Balance Sheet at March 31, 2022, and, accordingly, we have not reflected any non-controlling interests associated with the ITRenew Transaction as the Remaining Interests have non-substantive equity interest rights. Subsequent increases or decreases in the fair value estimate of the Deferred Purchase Obligation will be included as a component of Other expense (income), net in our Consolidated Statements of Operations until the Deferred Purchase Obligation is settled or paid.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	43

Part I. Financial Information

INVESTMENTS
In February 2022, the joint venture formed by MakeSpace Labs, Inc. and us (the “MakeSpace JV”) entered into an agreement with Clutter, Inc. (“Clutter”) pursuant to which the equityholders of the MakeSpace JV contributed their ownership interests in the MakeSpace JV and Clutter’s shareholders contributed their ownership interests in Clutter to create a newly formed venture (the “Clutter JV”). In exchange for our 49.99% interest in the MakeSpace JV, we received an approximate 27% interest in the Clutter JV (the “Clutter Transaction”). As a result of the Clutter Transaction, we recognized a gain related to our contributed interest in the MakeSpace JV of approximately $35.8 million, which was recorded to Other, net, a component of Other expense (income), net.
JOINT VENTURE SUMMARY
The following joint ventures are accounted for as equity method investments and are presented as a component of Other within Other assets, net in our Condensed Consolidated Balance Sheets. The carrying values and equity interests in our joint ventures at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	MARCH 31, 2022		DECEMBER 31, 2021
	CARRYING VALUE	EQUITY INTEREST	CARRYING VALUE	EQUITY INTEREST
Joint venture with Web Werks India Private Limited	$51,258	38.50%	$51,140	38.50%
Joint venture with AGC Equity Partners	26,472	20.00%	26,167	20.00%
MakeSpace JV	—	—%	30,154	49.99%
Clutter JV	66,625	26.76%	—	—%

44	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q

Part I. Financial Information

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2022 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
During the three months ended March 31, 2022, we implemented a new version of our Enterprise Resource Planning (“ERP”) system in certain markets as a part of an ongoing system upgrade. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade. We also conducted evaluations prior to and after the implementation of the new system, and confirmed that our internal control over financial reporting remains effective.
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	45

Part II. Other Information

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any unregistered equity securities during the three months ended March 31, 2022, nor did we repurchase any shares of our common stock during the three months ended March 31, 2022.
ITEM 6. EXHIBITS
(A) EXHIBITS
Certain exhibits indicated below are incorporated by reference to documents we have filed with the SEC.

EXHIBIT NO.	DESCRIPTION
10.1
Amendment and Restatement Agreement, dated as of March 18, 2022, to the Credit Agreement dated as of June 27, 2011, as amended and restated as of March 18, 2022, among the Company, certain other subsidiaries of the Company party thereto, the lenders and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 18, 2022.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q	47

Part II. Other Information

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ DANIEL BORGES

Daniel Borges Senior Vice President, Chief Accounting Officer
Dated: April 28, 2022

48	IRON MOUNTAIN MARCH 31, 2022 FORM 10-Q